Form 10-K
period 2016-12-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2017-02-28
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-13274 Mack-Cali Realty Corporation

Commission File Number:  333-57103: Mack-Cali Realty, L.P.

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

(Exact Name of Registrant as specified in its charter)

Maryland (Mack-Cali Realty Corporation)	22-3305147 (Mack-Cali Realty Corporation)
Delaware (Mack-Cali Realty, L.P.)	22-3315804 (Mack-Cali Realty, L.P.)
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Harborside 3, 210 Hudson St., Ste. 400, Jersey City, New Jersey	07311
(Address of principal executive offices)	(Zip code)

(732) 590-1010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Mack-Cali Realty Corporation
Common Stock, $0.01 par value	New York Stock Exchange

Mack-Cali Realty, L.P.
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Mack-Cali Realty Corporation	YES ☒ NO ☐
Mack-Cali Realty, L.P.	YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Mack-Cali Realty Corporation	YES ☐ NO ☒
Mack-Cali Realty, L.P.	YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Mack-Cali Realty Corporation	YES ☒ NO ☐
Mack-Cali Realty, L.P.	YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Mack-Cali Realty Corporation	YES ☒ NO ☐
Mack-Cali Realty, L.P.	YES ☒ NO ☐

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

Mack-Cali Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Mack-Cali Realty, L.P.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Mack-Cali Realty Corporation	YES ☐ NO ☒
Mack-Cali Realty, L.P.	YES ☐ NO ☒

As of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the Mack-Cali Realty Corporation was $2,382,974,937.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.  The registrant has no non-voting common stock.

As of February 24, 2017, 89,844,700 shares of common stock, $0.01 par value, of Mack-Cali Realty Corporation (“Common Stock”) were outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 134.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Mack-Cali Realty Corporation’s definitive proxy statement for fiscal year ended December 31, 2016 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 7, 2017 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2016.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership.  References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, construction and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies is the entity through which all of the General Partner’s operations are conducted.  The General Partner is the sole general partner of the Operating Partnership and has exclusive control of the Operating Partnership’s day-to-day management.

As of December 31, 2016, the General Partner owned an approximate 89.5 percent common unit interest in the Operating Partnership. The remaining approximate 10.5 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

A Common Unit of the Operating Partnership and a share of common stock of the General Partner (the “Common Stock”) have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Company.  The General Partner owns a number of common units of the Operating Partnership equal to the number of issued and outstanding shares of the General Partner’s common stock.  Common unitholders (other than the General Partner) have the right to redeem their Common Units, subject to certain restrictions under the Seconded Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”) and agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance.  The redemption is required to be satisfied in shares of Common Stock of the General Partner, cash, or a combination thereof, calculated as follows:  one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each Common Unit.  The General Partner, in its sole discretion, determines the form of redemption of Common Units (i.e., whether a common unitholder receives Common Stock of the General Partner, cash, or any combination thereof).  If the General Partner elects to satisfy the redemption with shares of Common Stock of the General Partner as opposed to cash, the General Partner is obligated to issue shares of its Common Stock to the redeeming unitholder.  Regardless of the rights described above, the common unitholders may not put their units for cash to the Company or the General Partner under any circumstances.  With each such redemption, the General Partner’s percentage ownership in the Operating Partnership will increase. In addition, whenever the General Partner issues shares of its Common Stock other than to acquire Common Units, the General Partner must contribute any net proceeds it receives to the Operating Partnership and the Operating Partnership must issue to the General Partner an equivalent number of Common Units. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

The Company believes that combining the annual reports on Form 10-K of the General Partner and the Operating Partnership into this single report provides the following benefits:

•                  enhance investors’ understanding of the General Partner and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business of the Company;

•                  eliminate duplicative disclosure and provide a more streamlined and readable presentation because a substantial portion of the disclosure applies to both the General Partner and the Operating Partnership; and

•                  create time and cost efficiencies through the preparation of one combined report instead of two separate reports.

The Company believes it is important to understand the few differences between the General Partner and the Operating Partnership in the context of how they operate as a consolidated company.  The financial results of the Operating Partnership are consolidated into the financial statements of the General Partner.  The General Partner does not have any other significant assets, liabilities or operations, other than its interests in the Operating Partnership, nor does the Operating Partnership have employees of its own.  The Operating Partnership, not the General Partner, generally executes all significant business relationships other than transactions involving the securities of the General Partner.  The Operating Partnership holds substantially all of the assets of the General Partner, including ownership interests in joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from equity offerings by the General Partner, which are contributed to the capital of the Operating Partnership in consideration of common or preferred units in the Operating Partnership, as applicable, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under the Company’s unsecured revolving credit facility and unsecured term loan facility, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of properties and joint ventures.

Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the General Partner and the Operating Partnership.  The limited partners of the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements as is the General Partner’s interest in the Operating Partnership.  The noncontrolling interests in the Operating Partnership’s financial statements comprise the interests of unaffiliated partners in various consolidated partnerships and development joint venture partners.  The noncontrolling interests in the General Partner’s financial statements are the same noncontrolling interests at the Operating Partnership’s level and include limited partners of the Operating Partnership.  The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at the General Partner and Operating Partnership levels.

To help investors better understand the key differences between the General Partner and the Operating Partnership, certain information for the General Partner and the Operating Partnership in this report has been separated, as set forth below:

•          Item 6.         Selected Financial Data;

•          Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable;

•          Item 8.         Financial Statements and Supplementary Data which includes the following specific disclosures for Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.:

•                  Note 2.               Significant Accounting Policies, where applicable;

•                  Note 14.       Mack-Cali Realty Corporation’s Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’Capital; and

•                  Note 15.        Noncontrolling Interests in Subsidiaries.

•                  Note 16.        Segment Reporting, where applicable;

•                  Note 18.        Condensed Quarterly Financial Information (unaudited).

This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the General Partner and the Operating Partnership in order to establish that the requisite certifications have been made and that the General Partner and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

FORM 10-K

PART I

ITEM 1.                        BUSINESS

GENERAL

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively the “General Partner”), is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”).  The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.5 percent common unit interest in the Operating Partnership as of both December 31, 2016 and December 31, 2015.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, construction and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted.  Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.

The Company owns and operates a real estate portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast with a recent emphasis on expansion into the multi-family rental sector in the same markets.  The Company performs substantially all real estate leasing, management, acquisition and development on an in-house basis.  Mack-Cali Realty Corporation was incorporated on May 24, 1994.  The Company’s executive offices are located at Harborside 3, 210 Hudson Street, Suite 400, Jersey City, New Jersey 07311, and its telephone number is (732) 590-1010.  The Company has an internet website at www.mack-cali.com.

As of December 31, 2016, the Company owned or had interests in 248 properties, consisting of 119 office and 110 flex properties, totaling approximately 26.6 million square feet, leased to approximately 1,600 commercial tenants and 19 multi-family rental properties containing 5,614 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of: (a) 199 wholly-owned or Company-controlled properties consisting of 83 office buildings and 107 flex buildings aggregating approximately 21.0 million square feet and nine multi-family properties totaling 2,027 apartments, (collectively, the “Consolidated Properties”); and (b) 36 office properties totaling approximately 5.6 million square feet, 10 multi-family properties totaling 3,587 apartments, two retail properties totaling 81,700 square feet and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2016, the Company’s core, stabilized office and flex properties included in the Consolidated Properties were 90.6 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date.  Leases that expired as of December 31, 2016 aggregate 151,655 square feet, or 0.7 percent of the net rentable square footage.  The Properties are located in six states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a three-year strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  As part of this plan, over the past year, the Company sold or has contracted to sell multiple properties, primarily commercial office, which it believes do not meet its long-term goals.

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

The Company seeks to maximize the value of its existing office and office/flex portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation costs within the markets that it operates, and further within the parameters of those markets.  The Company continues to pursue internal growth through leasing vacant space, re-leasing space at the highest possible effective rents in light of current market conditions with contractual rent increases and developing or redeveloping office space for its diverse base of high credit quality tenants, including Bank of Tokyo-Mitsubishi UFJ Ltd; KPMG, LLP; and TD Ameritrade Services Company.  In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal and development.

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

The Company has entered into and may continue in the future to enter into joint ventures (including limited liability companies and partnerships) through which it would own an indirect economic interest of less than 100 percent of a property owned directly by such joint ventures, and may include joint ventures that the Company does not control or manage, especially in connection with its expansion into the multi-family rental sector. The decision to pursue property acquisitions either directly or through joint ventures is based on a variety of factors and considerations, including: (i) the economic and tax terms required by a seller or co-developer of a property; (ii) the Company’s desire to diversify its portfolio by expanding into the multi-family rental sector and achieve a blended portfolio of office and multi-family rental properties by market and sub-market; (iii) the Company’s goal of maintaining a strong balance sheet; and (iv) the Company’s expectation that, in some circumstances, it will be able to achieve higher returns on its invested capital or reduce its risk if a joint venture vehicle is used.  Investments in joint ventures are not limited to a specified percentage of the Company’s assets.  Each joint venture agreement is individually negotiated, and the Company’s ability to operate and/or dispose of its interests in a joint venture in its sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.  Many of the Company’s joint venture agreements entitle it to receive leasing, management, development and similar fees and/or a promoted interest if certain return thresholds are met.  See Note 4: Investments in Unconsolidated Joint Ventures — to the Company’s Financial Statements.

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

Property Sales: While management’s principal intention is to own and operate its properties on a long-term basis, it periodically assesses the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located.  The Company continually reviews its portfolio and opportunities to divest properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or can be sold at attractive prices when market conditions are favorable.  Consistent with its three-year strategic initiative announced in late 2015, during 2016 and through February 2017, the Company completed the sales of rental property for aggregate gross sales proceeds of $740 million.

Financial

The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio.  As of December 31, 2016 and 2015, the Company’s total debt constituted approximately 42 percent and 39 percent of total undepreciated assets of the Company, respectively.  Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances.  The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, joint venture capital, and short-term and long-term borrowings (including draws on the Company’s unsecured revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2016, the Company had approximately 540 full-time employees.

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

INDUSTRY SEGMENTS

The Company operates in three industry segments:  (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  As of December 31, 2016, the Company does not have any foreign operations and its business is not seasonal.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

SIGNIFICANT TENANTS

As of December 31, 2016, no tenant accounted for more than 10 percent of the Company’s consolidated revenues.

RECENT DEVELOPMENTS

Acquisitions

During the year ended December 31, 2016, the Company acquired five office properties totaling 1,058,462 square feet, for a total of approximately $326.8 million, which were funded using available cash and borrowings under the Company’s unsecured revolving credit facility.

On January 11, 2017, the Company acquired three office properties totaling approximately 280,000 square feet located in Red Bank, New Jersey, for approximately $26.8 million, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

On February 2, 2017, the Company agreed to acquire six office properties totaling approximately 1.1 million square feet, located in Short Hills and Madison, New Jersey for approximately $368 million, subject to certain conditions.  The acquisitions are expected to be completed in March 2017.

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited Partnership Units of the Operating Partnership (the “Preferred Units”).  The Preferred Units were issued to the Company’s partners in the Plaza VIII & IX Associates L.L.C. joint venture that owns a development site adjacent to the Company’s Harborside property in Jersey City, New Jersey as consideration for their approximate 37.5 percent interest in the joint venture. Concurrent with the issuance of the Preferred Units, the Company purchased from other partners in the Plaza VIII & IX Associates L.L.C. joint venture their approximate 12.5 percent interest for approximately $14.3 million in cash.  The results of these transactions increased the Company’s interests in the joint venture from 50 percent to 100 percent.

On February 27, 2017, the Company reached an agreement to acquire all joint venture partner interests in Monaco, a 523-apartment, two-tower, stabilized community located in Jersey City, New Jersey. The transaction, valued at $315 million, is expected to close in the second quarter of 2017.

Dispositions

During the year ended December 31, 2016, the Company disposed of 30 properties in New Jersey, New York, Washington, D.C., Maryland and Massachusetts for net sales proceeds of approximately $664.5 million, with net gains of approximately $117.3 million from the dispositions.

In January and February 2017, the Company disposed of eight properties in New Jersey for net sales proceeds of approximately $45.8 million.

Development Activity

In 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC to form Harborside Unit A Urban Renewal, L.L.C. that is developing a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal at the Company’s Harborside complex in Jersey City, New Jersey.  The Company owns an 85 percent interest in the joint venture with shared control over major decisions.  The construction of the project, which is projected to be ready for occupancy by first quarter 2017, is estimated to cost $320 million (of which development costs of $301.1 million have been incurred by the venture through December 31, 2016).

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the fourth quarter 2017.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92 million with development costs of $34.5 million incurred through December 31, 2016.

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is estimated to cost $129.6 million, with development costs of $55.8 million incurred by the venture through December 31, 2016.

In 2016, the Company commenced the repurposing of a former office property site in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million (of which development costs of $18.6 million have been incurred through December 31, 2016), is expected to be ready for occupancy by the fourth quarter of 2017.

In 2016, the Company started construction of a 296-unit multi-family project in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million (of which development costs of $36.6 million have been incurred through December 31, 2016).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, which is expected to be ready for occupancy by first quarter 2018, is estimated to cost $124 million (of which development costs of $42 million have been incurred through December 31, 2016).

The Company is developing a 310-unit multi-family project in Conshohocken, Pennsylvania, which began construction in third quarter 2016 with anticipated initial occupancy in fourth quarter 2018.  The project is estimated to cost $89.4 million (of which development costs of $21.7 million have been incurred through December 31, 2016).

Operations

Of the Company’s core office markets, most have recently shown signs of recent improvement while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties was 90.6 percent at December 31, 2016, as compared to 89.1 percent at December 31, 2015 and 84.2 percent at December 31, 2014 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2016, 2015 and 2014 aggregate 151,655, 69,522 and 205,220 square feet, respectively, or 0.7, 0.3 and 0.8 percentage of the net rentable square footage, respectively.  With the positive leasing results the Company has achieved in many of its markets recently, the Company believes that rental rates on new leases will generally be higher, on average, than rates currently being paid.  Although the Company has recently achieved positive leasing activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2017 and beyond, the Company’s rental rates it may achieve on new leases may be lower than the rates currently being paid, resulting in the potential for less revenue from the same space.

FINANCING ACTIVITY

In January 2016, the Company obtained a new $350 million unsecured term loan, which matures in January 2019 with two one-year extension options.  The interest rate for the new term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Company’s unsecured debt ratings, or at the Company’s option, a defined leverage ratio.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent.

Pursuant to a tender offer commenced on September 12, 2016, the Company purchased approximately $114.9 million principal amount of its 7.75 percent notes due August of 2019 (the “2019 Notes”) validly tendered pursuant to its tender offer.  The Company funded the purchase price, including accrued and unpaid interest, of approximately $134.1 million using available cash and borrowings on the Company’s unsecured revolving credit facility.  In connection with the purchase of these notes, the Company recorded approximately $19.3 million as a loss from extinguishment of debt for the year ended December 31, 2016.

On September 30, 2016, the Company obtained a $250 million mortgage loan, collateralized by its property at 101 Hudson Street in Jersey City, New Jersey.  The mortgage loan bears an effective interest rate of 3.197 percent and matures in October 2026.

On December 28, 2016, the Company redeemed for cash all $135.1 million outstanding principal amount of the 2019 Notes.  The Company funded the redemption price, including accrued and unpaid interest, of approximately $159.7 million using available cash and borrowings from its unsecured revolving credit facility.  In connection with the redemption of these notes, the Company recorded approximately $21.4 million as a loss from extinguishment of debt for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company repaid mortgage debt on 15 assets aggregating $300 million that carried interest rates ranging from LIBOR+1.75 percent to 11.30 percent. Three of the assets were disposed of and 12 became unencumbered.

In January 2017, the Company closed on a $100 million mortgage loan, secured by Alterra at Overlook Ridge, its 722 unit multi-family community located in Revere, Massachusetts. The loan carries a fixed interest rate of 3.75 percent and is interest only for its seven year term.

In January 2017, the Company closed on a renewal and extension of the Company’s existing $600 million unsecured revolving facility and a new $325 million unsecured delayed-draw term loan. The $600 million credit facility carries an interest rate equal to LIBOR plus 120 basis points and a facility fee of 25 basis points.  The facility has a term of four years with two six-month extension options.  The new $325 million delayed-draw term loan can be drawn over time within 12 months of closing with no requirement to be drawn in full.  The loan carries an interest rate equal to LIBOR plus 140 basis points and a ticking fee of 25 basis points on any undrawn balance during the first 12 months after closing.  The term loan matures in three years with two one-year extension options.  The interest rate on the revolving credit facility and new term loan and the facility fee on the revolving credit facility are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings, or at the Company’s option, based on a defined leverage ratio.

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an investment agreement (the “Investment Agreement”) with affiliates of Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests of RRLP (the “Preferred Units”).  The initial closing under the Investment Agreement is expected to occur by mid-March 2017 for $150 million of Preferred Units, inclusive of a $30 million deposit paid by Rockpoint to RRLP on signing the Investment Agreement.  Additional closings of Preferred Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019. See further discussion in Item 9B. Other Information

AVAILABLE INFORMATION

The Company’s internet website is www.mack-cali.com.  The Company makes available free of charge on or through its website the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished by the General Partner or the Operating Partnership pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.  In addition, the Company’s internet website includes other items related to corporate governance matters, including, among other things, the General Partner’s corporate governance principles, charters of various committees of the Board of Directors of the General Partner and the General Partner’s code of business conduct and ethics applicable to all employees, officers and directors.  The General Partner intends to disclose on the Company’s internet website any amendments to or waivers from its code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the

Board of Directors.  Copies of these documents may be obtained, free of charge, from our internet website.  Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Mack-Cali Investor Relations Department, Harborside 3, 210 Hudson St., Ste. 400, Jersey City, NJ  07311.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this report, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act.  Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “plan,” “potential,” “projected,” “should,” “expect,” “anticipate,” “estimate,” “target,” “continue” or comparable terminology.  Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Our business may be affected by the continuing volatility in the financial and credit markets, the general global economic conditions, continuing high unemployment, and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole.  Our business also may be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New Jersey and New York.  Because our portfolio currently consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio) located in the Northeast, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:

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

Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions.  For instance, 16.1 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial industry, 10.7 percent from tenants in the Insurance Carriers and Related Activities industry and 9.4 percent from tenants in the Credit Intermediation and Related Activities industry.  Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom the Operating Partnership issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  These restrictions expired in February 2016.  Upon the expiration of such restrictions we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals.  107 of our properties, with an aggregate net book value of approximately $1.2 billion, have lapsed restrictions and are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

We may not be able to dispose of non-core office assets within our anticipated timeframe or at favorable prices:  The Company is considering that it may sell over time properties at total estimated sales proceeds of up to $450 million.  While we intend to dispose of these properties opportunistically over time, there can be no assurance that these dispositions will be completed during the three year period of our strategic initiative.  In addition, market conditions will impact our ability to dispose of these properties, and there can be no assurance that we will be successful in disposing of these properties for their estimated sales prices.  A failure to dispose of these properties for their estimated market values as planned could have a material adverse effect on our ability to finance our acquisition and development plans.

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

Repositioning the Company’s office portfolio may result in impairment charges or less than expected returns on office properties: There can be no assurance that the Company, as it seeks to reposition a portion of its portfolio from office to the multi-family rental sector will be able to sell office properties and purchase multi-family rental properties at prices that in the aggregate are profitable for the Company or are efficient use of its capital or that would not result in a reduction of the Company’s cash flow. Because real estate investments are relatively illiquid, it also may be difficult for the Company to promptly sell its office properties that are held or may be designated for sale promptly or on favorable terms, which could have a material adverse effect on the Company’s financial condition.  In addition, as the Company identifies non-core office properties that may be held for sale or that it intends to hold for a shorter period of time than previously, it may determine that the carrying value of a property is not recoverable over the anticipated holding period of the property.  As a result, the Company may incur impairment charges for certain of these properties to reduce their carrying values to the estimated fair market values.  See Note 3: Recent Transactions — Impairments on Properties Held and Used.  Moreover, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may be subject to a Federal income tax on gain from sales of properties due to limitations in the Code and related regulations on a real estate investment trust’s ability to sell properties.  The Company intends to structure its property dispositions in a tax-efficient manner and avoid the prohibition in the Code against a real estate investment trust holding properties for sale.  There is no guaranty, however, that such dispositions can be achieved without the imposition of federal income tax on any gain recognized.

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

As of December 31, 2016, we had total outstanding indebtedness of $2.3 billion comprised of $817 million of senior unsecured notes, borrowings of $350 million under an unsecured term loan, outstanding borrowings of $286 million under our unsecured revolving credit facility and approximately $888 million of mortgages, loans payable and other obligations.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities: The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases outside of stipulated guidelines or to materially modify existing leases.  In addition, our unsecured revolving credit facility and term loans each contains customary requirements, including restrictions and other limitations on our ability to incur debt, debt to assets ratios, secured debt to total assets ratios, interest coverage ratios and minimum ratios of unencumbered assets to unsecured debt.  The indentures under which our senior unsecured debt have been issued contain financial and operating covenants including coverage ratios and limitations on our ability to incur secured and unsecured debt.  These covenants limit our flexibility in conducting our operations and create a risk of default on our indebtedness if we cannot continue to satisfy them.  Some of our debt instruments are cross-collateralized and contain cross default provisions with other debt instruments.  Due to this cross-collateralization, a failure or default with respect to certain debt instruments or properties could have an adverse impact on us or our properties that are subject to the cross-collateralization under the applicable debt instrument.  Failure to comply with these covenants could cause a default under the agreements and, in certain circumstances, our lenders may be entitled to accelerate our debt obligations.  Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

Rising interest rates may adversely affect our cash flow: As of December 31, 2016, outstanding borrowings of approximately $286 million under our unsecured revolving credit facility and approximately $195 million of our mortgage indebtedness bear interest at variable rates.  We may incur additional indebtedness in the future that bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

Our degree of leverage could adversely affect our cash flow: We fund acquisition opportunities and development partially through short-term borrowings (including our unsecured revolving credit facility), as well as from proceeds from property sales and undistributed cash.  We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing.  The Board of Directors has a general policy of limiting the ratio of our indebtedness to total undepreciated assets (total debt as a percentage of total undepreciated assets) to 50 percent or less, although there is no limit in our organizational documents on the amount of indebtedness that we may incur.  However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness.  The Board of Directors could alter or eliminate its current policy on borrowing at any time at its discretion.  If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and/or could cause an increased risk of default on our obligations.

We are dependent on external sources of capital for future growth: To qualify as a real estate investment trust under the Code, the General Partner must distribute to its shareholders each year at least 90 percent of its net taxable income, excluding any net capital gain. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs, including for acquisitions and developments, from income from operations.  Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all.  Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings.  Moreover, additional equity offerings may result in substantial dilution of our shareholders’ interests, and additional debt financing may substantially increase our leverage.

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

We are dependent upon key personnel for strategic business direction and real estate experience, including our chief executive officer, our president and chief operating officer, and our chief financial officer, chief investment officer, general counsel, executive vice president of leasing, chairman of Roseland and president, and chief operating officer of Roseland.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  We do not have key man life insurance for our key personnel.  In addition, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may become increasingly dependent on non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

Certain provisions of Maryland law and the General Partner’s charter and bylaws could hinder, delay or prevent changes in control.

Certain provisions of Maryland law and General Partner’s charter and bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control.  These provisions include the following:

Classified Board of Directors: The General Partner’s Board of Directors is divided into three classes with staggered terms of office of three years each.  At the 2015 annual meeting of stockholders, stockholders approved amendments to the General Partner’s charter and bylaws to declassify its Board of Directors over a three year period from 2015 through 2017 such that each director whose term expires at the annual meeting of stockholders in 2015 through 2017 will be elected to hold office until the next annual meeting of stockholders following their election, instead of the third-succeeding annual meeting, and until their successors are elected and qualify.  During this transition period, the General Partner’s Board of Directors will remain classified with respect to the directors whose three year terms have not yet expired during such period.  The classification and staggered terms of office of the General Partner’s directors make it more difficult for a third party to gain control of General Partner’s board of directors.  At least two annual meetings of stockholders, instead of one, generally would be required to affect a change in a majority of the General Partner’s Board of Directors.  Effective at the 2017 annual meeting of stockholders, the General Partner’s Board of Directors will be fully declassified.

Maryland law permits a board of directors to classify itself at any time, and the General Partner’s Board of Directors has reserved the right to do so under Maryland law.

Removal of Directors: Under the General Partner’s charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.  Neither the Maryland General Corporation Law nor the General Partner’s charter define the term “cause.”  As a result, removal for “cause” is subject to Maryland common law and to judicial interpretation and review in the context of the facts and circumstances of any particular situation.

Number of Directors, Board Vacancies, Terms of Office: The General Partner has, in its bylaws, elected to be subject to certain provisions of Maryland law which vest in the Board of Directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, even if the remaining directors do not constitute a quorum, to fill vacancies on the board.  These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholders as would otherwise be the case, and until his or her successor is elected and qualifies.  The General Partner has, in its corporate governance principles, adopted a mandatory retirement age of 80 years old for directors.

Stockholder Requested Special Meetings: The General Partner’s bylaws provide that its stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting.

Advance Notice Provisions for Stockholder Nominations and Proposals: The General Partner’s bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders.  This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

Exclusive Authority of the Board to Amend the Bylaws: The General Partner’s bylaws provide that its board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws.  Thus, its stockholders may not effect any changes to its bylaws.

Preferred Stock: Under the General Partner’s charter, its Board of Directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of its stockholders.  As a result, its Board of Directors may establish a series of preferred stock that could delay or prevent a transaction or a change in control.

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

Ownership Limit: In order to preserve the General Partner’s status as a real estate investment trust under the Code, its charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8 percent of its outstanding capital stock unless its Board of Directors waives or modifies this ownership limit.

Maryland Business Combination Act: The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, consolidations, share exchanges or, in circumstances specified in the statute, asset transfers, issuances or reclassifications of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder, for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met.  An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation.  The General Partner’s board of directors has exempted from this statute business combinations between the Company and certain affiliated individuals and entities.  However, unless its board adopts other exemptions, the provisions of the Maryland Business Combination Act will be applicable to business combinations with other persons.

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

If voting rights of control shares acquired in a control share acquisition are not approved at a stockholder’s meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value.  If voting rights of such control shares are approved at a stockholder’s meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights.  The General Partner’s bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any acquisitions of shares by certain affiliated individuals and entities, any directors, officers or employees of the Company and any person approved by the board of directors prior to the acquisition by such person of control shares.  Any control shares acquired in a control share acquisition which are not exempt under the foregoing provisions of our bylaws will be subject to the Maryland Control Share Acquisition Act.

Consequences of the General Partner’s failure to qualify as a real estate investment trust could adversely affect our financial condition.

Failure to maintain ownership limits could cause the General Partner to lose its qualification as a real estate investment trust: In order for the General Partner to maintain its qualification as a real estate investment trust under the Code, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Code to include certain entities).  The General Partner has limited the ownership of its outstanding shares of common stock by any single stockholder to 9.8 percent of the outstanding shares of its common stock.  Its Board of Directors could waive this restriction if it was satisfied, based upon the advice of tax counsel or otherwise, that such action would be in the best interests of the General Partner and its stockholders and would not affect its qualification as a real estate investment trust under the Code.  Common stock acquired or transferred in breach of the limitation may be redeemed by us for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of the General Partner.  The General Partner may elect to redeem such shares of common stock for Units, which are nontransferable except in very limited circumstances.  Any transfer of shares of common stock which, as a result of such transfer, causes the General Partner to be in violation of any ownership limit, will be deemed void.  Although the General Partner currently intends to continue to operate in a manner which will enable it to continue to qualify as a real estate investment trust under the Code, it is possible that future economic, market, legal, tax or other considerations may cause its Board of Directors to revoke the election for the General Partner’s to qualify as a real estate investment trust.  Under the General Partner’s organizational documents, its Board of Directors can make such revocation without the consent of its stockholders.

In addition, the consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) the Operating Partnership with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets.  As of February 24, 2017, the General Partner, owns approximately 89.7 percent of the Operating Partnership’s outstanding common partnership units.

Tax liabilities as a consequence of failure to qualify as a real estate investment trust: the General Partner has elected to be treated and have operated so as to qualify as a real estate investment trust for federal income tax purposes since the General Partner’s taxable year ended December 31, 1994.  Although the General Partner believes it will continue to operate in such manner, it cannot guarantee that it will do so.  Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and some on a quarterly basis) established under highly technical and complex tax provisions of the Code.  Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, the General Partner cannot assure you that it will qualify as a real estate investment trust for any taxable year.

If the General Partner fails to qualify as a real estate investment trust in any taxable year, it will be subject to the following:

•                  it will not be allowed a deduction for dividends paid to shareholders;

•                  it will be subject to federal income tax at regular corporate rates, including any alternative minimum tax, if applicable; and

•                  unless it is entitled to relief under certain statutory provisions, it will not be permitted to qualify as a real estate investment trust for the four taxable years following the year during which was disqualified.

A loss the General Partner’s status as a real estate investment trust could have an adverse effect on us.  Failure to qualify as a real estate investment trust also would eliminate the requirement that the General Partner pay dividends to its stockholders.

Other tax liabilities: Even if the General Partner qualifies as a real estate investment trust under the Code, its subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state and local taxes.  From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and amount of such increase.  These actions could adversely affect our financial condition and results of operations. In addition, our taxable REIT subsidiaries will be subject to federal, state and local income tax for income received in connection with certain non-customary services performed for tenants and/or third parties.

Risk of changes in the tax law applicable to real estate investment trusts: Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.  Any such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us, and/or our investors.

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

Changes in market conditions could adversely affect the market price of the General Partner’s common stock.

As with other publicly traded equity securities, the value of the General Partner’s common stock depends on various market conditions, which may change from time to time.  The market price of the General Partner’s common stock could change in ways that may or may not be related to our business, the General Partner’s industry or our operating performance and financial condition.  Among the market conditions that may affect the value of the General Partner’s common stock are the following:

•                  the extent of your interest in us;

•                  the general reputation of REITs and the attractiveness of the General Partner’s equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•                  our financial performance; and

•                  general stock and bond market conditions.

The market value of the General Partner’s common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, the General Partner’s common stock may trade at prices that are higher or lower than its net asset value per share of common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

PROPERTY LIST

As of December 31, 2016, the Company’s Consolidated Properties consisted of 190 in-service commercial office and flex properties, as well as nine multi-family properties.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 21.0 million square feet of commercial space and 2,027 apartments with the individual commercial properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Company’s commercial tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

			Percentage	2016		2016	2016
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/16	($000’s)	of Total 2016	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

BERGEN COUNTY
Fort Lee
One Bridge Plaza	1981	200,000	88.9%	4,752	1.05	26.72	23.66
2115 Linwood Avenue	1981	68,000	98.4%	1,501	0.33	22.44	17.87
Montvale
135 Chestnut Ridge Road (h)	1981	66,150	66.6%	923	0.20	20.95	19.45
Paramus
15 East Midland Avenue	1988	259,823	53.6%	3,105	0.69	22.30	18.59
140 East Ridgewood Avenue	1981	239,680	100.0%	5,622	1.25	23.46	19.74
461 From Road	1988	253,554	99.6%	5,619	1.24	22.26	18.31
650 From Road	1978	348,510	75.6%	5,829	1.29	22.14	18.27
61 South Paramus Road (f)	1985	269,191	66.0%	4,721	1.05	26.55	23.08
Rochelle Park
365 West Passaic Street	1976	212,578	84.3%	3,657	0.81	20.41	18.24
395 West Passaic Street	1979	100,589	75.6%	1,527	0.34	20.07	16.26
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0%	2,175	0.48	24.38	22.48
50 Tice Boulevard	1984	235,000	90.0%	5,690	1.26	26.91	23.31
300 Tice Boulevard	1991	230,000	68.1%	4,569	1.01	29.15	25.95

ESSEX COUNTY
Millburn
150 J.F. Kennedy Parkway	1980	247,476	97.2%	7,160	1.59	29.77	23.11
Borough of Roseland
6 Becker Farm Road (h)	1982	129,732	77.5%	2,552	0.57	25.37	23.67
75 Livingston Avenue	1985	94,221	70.2%	1,251	0.28	18.91	16.91
85 Livingston Avenue (h)	1985	124,595	76.1%	2,478	0.55	26.15	23.88

HUDSON COUNTY
Hoboken
111 River Street (g)	2002	566,215	97.0%	12,095	2.68	43.70	42.56
Jersey City
Harborside Plaza 1	1983	400,000	100.0%	12,124	2.69	30.31	26.77
Harborside Plaza 2	1990	761,200	80.7%	13,177	2.92	21.45	17.67
Harborside Plaza 3 (c)	1990	725,600	86.2%	20,810	4.61	33.27	29.73
Harborside Plaza 4-A	2000	207,670	98.6%	6,529	1.45	31.87	26.29
Harborside Plaza 5	2002	977,225	99.1%	35,470	7.86	36.62	31.49
101 Hudson Street	1992	1,246,283	100.0%	36,015	7.98	28.90	25.86

Office Properties

(Continued)

			Percentage	2016		2016	2016
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/16	($000’s)	of Total 2016	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

MERCER COUNTY
Hamilton Township
3 AAA Drive	1981	35,270	83.0%	689	0.15	23.53	19.26
600 Horizon Drive	2002	95,000	100.0%	1,147	0.25	12.07	9.39
700 Horizon Drive	2007	120,000	100.0%	2,537	0.56	21.14	18.80
2 South Gold Drive	1974	33,962	72.0%	568	0.13	23.22	20.07

Princeton
103 Carnegie Center	1984	96,000	87.4%	2,221	0.49	26.46	22.12
3 Independence Way (h)	1983	111,300	100.0%	2,365	0.52	21.25	17.50
100 Overlook Center	1988	149,600	89.6%	3,781	0.84	28.21	25.11
5 Vaughn Drive	1987	98,500	54.2%	1,964	0.43	36.77	32.34

MIDDLESEX COUNTY
East Brunswick
377 Summerhill Road	1977	40,000	100.0%	372	0.08	9.30	8.98
Edison
333 Thornall Street	1984	196,128	97.0%	5,690	1.26	29.91	26.91
343 Thornall Street	1991	195,709	97.1%	4,344	0.96	22.85	19.03
Iselin
101 Wood Avenue South (g)	1990	262,841	100.0%	4,637	1.03	30.23	26.61
Plainsboro
500 College Road East (f)(h)	1984	158,235	76.0%	1,948	0.43	16.20	13.73
Woodbridge
581 Main Street	1991	200,000	97.8%	5,070	1.12	25.93	21.84

MONMOUTH COUNTY
Holmdel
23 Main Street	1977	350,000	100.0%	4,562	1.01	13.03	10.21
Middletown
One River Centre Bldg 1	1983	122,594	97.6%	3,094	0.69	25.86	21.94
One River Centre Bldg 2	1983	120,360	100.0%	2,862	0.63	23.78	19.72
One River Centre Bldg 3 and 4	1984	214,518	89.3%	4,378	0.97	22.85	20.57
Neptune
3600 Route 66	1989	180,000	100.0%	4,365	0.97	24.25	18.82
Wall Township
1305 Campus Parkway	1988	23,350	92.4%	503	0.11	23.33	19.38
1350 Campus Parkway	1990	79,747	99.9%	820	0.18	10.30	10.04

MORRIS COUNTY
Florham Park
325 Columbia Turnpike	1987	168,144	100.0%	4,007	0.89	23.83	19.91
Morris Plains
201 Littleton Road	1979	88,369	54.9%	1,081	0.24	22.27	17.12
Parsippany
4 Campus Drive	1983	147,475	81.7%	2,407	0.53	19.97	15.76
6 Campus Drive	1983	148,291	83.4%	2,788	0.62	22.56	19.23
7 Campus Drive	1982	154,395	92.1%	2,634	0.58	18.53	15.90
8 Campus Drive	1987	215,265	59.8%	3,277	0.73	25.45	21.20
9 Campus Drive	1983	156,495	87.3%	2,377	0.53	17.40	13.58
2 Dryden Way	1990	6,216	100.0%	99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	97.5%	6,075	1.35	25.07	22.14

Office Properties

(Continued)

			Percentage		2016		2016	2016
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/16		($000’s)	of Total 2016	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

2 Hilton Court	1991	181,592	100.0%		6,526	1.45	35.94	32.84
1 Sylvan Way	1989	150,557	81.7%		4,266	0.95	34.70	30.36
5 Sylvan Way	1989	151,383	94.2%		3,541	0.78	24.83	21.80
7 Sylvan Way (c)	1987	145,983	52.5%		127	0.03	1.66	1.58
20 Waterview Boulevard (h)	1988	225,550	93.8%		4,818	1.07	22.77	20.82
35 Waterview Boulevard (h)	1990	172,498	93.2%		4,269	0.95	26.54	23.82
5 Wood Hollow Road	1979	317,040	98.6%		5,892	1.31	18.84	14.57

PASSAIC COUNTY
Totowa
999 Riverview Drive	1988	56,066	87.5%		892	0.20	18.18	14.78

SOMERSET COUNTY
Bridgewater
440 Route 22 East (h)	1990	198,376	81.7%		4,608	1.02	28.43	24.33
721 Route 202/206 (h)	1989	192,741	94.1%		4,536	1.01	25.00	21.59

UNION COUNTY
Cranford
6 Commerce Drive (h)	1973	56,000	76.0%		981	0.22	23.05	19.81
11 Commerce Drive (h)	1981	90,000	67.0%		1,544	0.34	25.59	22.32
12 Commerce Drive (h)	1967	72,260	62.7%		356	0.08	7.85	7.10
14 Commerce Drive (h)	1971	67,189	100.0%		1,416	0.31	21.07	18.35
25 Commerce Drive (h)	1971	67,749	60.8%		1,015	0.22	24.66	22.47
65 Jackson Drive (h)	1984	82,778	42.1%		674	0.15	19.35	14.50
New Providence
890 Mountain Avenue (h)	1977	80,000	49.6%		842	0.19	21.23	20.60

Total New Jersey Office		14,576,498	90.1	%(k)	328,316	72.76	26.53	23.08

NEW YORK

WESTCHESTER COUNTY
Elmsford
100 Clearbrook Road (c)	1975	60,000	74.7%		855	0.19	19.07	17.93
Hawthorne
1 Skyline Drive	1980	20,400	99.0%		355	0.08	17.57	16.44
2 Skyline Drive	1987	30,000	100.0%		542	0.12	18.07	13.77
7 Skyline Drive	1987	109,000	83.6%		2,384	0.53	26.17	23.03
17 Skyline Drive (f)	1989	85,000	100.0%		1,933	0.43	22.74	22.28
White Plains
1 Barker Avenue	1975	68,000	92.5%		1,524	0.34	24.22	21.35
3 Barker Avenue	1983	65,300	74.3%		1,358	0.30	28.00	25.11
50 Main Street	1985	309,000	78.3%		7,720	1.71	31.91	27.57
11 Martine Avenue	1987	180,000	70.7%		3,952	0.88	31.04	26.71
1 Water Street (h)	1979	45,700	57.6%		699	0.14	26.53	23.50
Yonkers
1 Executive Boulevard	1982	112,000	96.2%		2,734	0.61	25.37	22.79
3 Executive Boulevard	1987	58,000	100.0%		1,703	0.38	29.36	27.43

Total New York Office		1,142,400	83.7	%(k)	25,759	5.71	27.29	24.20

TOTAL OFFICE PROPERTIES		15,718,898	89.6	%(k)	354,075	78.47	26.58	23.16

Office/Flex Properties

			Percentage	2016		2016	2016
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/16	($000’s)	of Total 2016	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

BURLINGTON COUNTY
Burlington
3 Terri Lane	1991	64,500	93.5%	519	0.12	8.61	7.99
5 Terri Lane	1992	74,555	94.1%	606	0.13	8.64	6.93
Moorestown
2 Commerce Drive	1986	49,000	74.1%	232	0.05	6.39	5.45
101 Commerce Drive	1988	64,700	100.0%	276	0.06	4.27	3.86
102 Commerce Drive	1987	38,400	100.0%	276	0.06	7.19	5.78
201 Commerce Drive	1986	38,400	66.7%	135	0.03	5.27	4.14
202 Commerce Drive	1988	51,200	100.0%	179	0.04	3.50	2.99
1 Executive Drive	1989	20,570	100.0%	200	0.04	9.72	6.71
2 Executive Drive	1988	60,800	89.8%	433	0.10	7.93	5.66
101 Executive Drive	1990	29,355	99.7%	300	0.07	10.25	9.74
102 Executive Drive	1990	64,000	100.0%	474	0.11	7.41	7.30
225 Executive Drive	1990	50,600	85.6%	221	0.05	5.10	4.23
97 Foster Road	1982	43,200	83.3%	145	0.03	4.03	3.42
1507 Lancer Drive	1995	32,700	100.0%	146	0.03	4.46	3.43
1245 North Church Street	1998	52,810	65.1%	254	0.06	7.38	6.80
1247 North Church Street	1998	52,790	93.8%	394	0.09	7.95	6.16
1256 North Church Street	1984	63,495	100.0%	479	0.11	7.54	6.61
840 North Lenola Road	1995	38,300	47.0%	145	0.03	8.05	7.38
844 North Lenola Road	1995	28,670	100.0%	206	0.05	7.19	6.10
915 North Lenola Road	1998	52,488	100.0%	291	0.06	5.54	5.14
2 Twosome Drive	2000	48,600	100.0%	411	0.09	8.46	6.26
30 Twosome Drive	1997	39,675	99.0%	281	0.06	7.15	5.60
31 Twosome Drive	1998	84,200	100.0%	421	0.09	5.00	4.22
40 Twosome Drive	1996	40,265	96.8%	311	0.07	7.98	7.06
41 Twosome Drive	1998	43,050	77.7%	202	0.04	6.04	4.57
50 Twosome Drive	1997	34,075	100.0%	128	0.03	3.76	3.55

MERCER COUNTY
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0%	148	0.03	11.15	6.55
200 Horizon Drive	1991	45,770	85.3%	628	0.14	16.08	14.90
300 Horizon Drive	1989	69,780	94.8%	696	0.15	10.52	8.22
500 Horizon Drive	1990	41,205	71.4%	529	0.12	17.99	16.01

MONMOUTH COUNTY
Wall Township
1325 Campus Parkway	1988	35,000	100.0%	612	0.14	17.49	14.20
1340 Campus Parkway	1992	72,502	91.9%	744	0.15	11.16	9.42
1345 Campus Parkway	1995	76,300	87.6%	898	0.20	13.44	11.63
1433 Highway 34	1985	69,020	89.7%	658	0.15	10.62	7.77
1320 Wyckoff Avenue	1986	20,336	100.0%	233	0.05	11.46	10.03
1324 Wyckoff Avenue	1987	21,168	92.7%	179	0.04	9.12	6.98

PASSAIC COUNTY
Totowa
1 Center Court	1999	38,961	100.0%	571	0.13	14.66	12.55
2 Center Court	1998	30,600	100.0%	394	0.09	12.88	4.90
11 Commerce Way	1989	47,025	100.0%	559	0.12	11.89	9.68
20 Commerce Way	1992	42,540	95.5%	476	0.11	11.71	10.95

Office/Flex Properties

(Continued)

			Percentage	2016		2016	2016
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/16	($000’s)	of Total 2016	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

29 Commerce Way	1990	48,930	100.0%	584	0.13	11.94	9.83
40 Commerce Way	1987	50,576	100.0%	569	0.13	11.25	8.09
45 Commerce Way	1992	51,207	100.0%	525	0.12	10.25	8.61
60 Commerce Way	1988	50,333	29.0%	240	0.05	16.43	15.06
80 Commerce Way	1996	22,500	100.0%	274	0.06	12.18	10.31
100 Commerce Way	1996	24,600	100.0%	300	0.07	12.20	10.33
120 Commerce Way	1994	9,024	100.0%	105	0.02	11.64	10.08
140 Commerce Way	1994	26,881	99.5%	314	0.07	11.74	10.32

Total New Jersey Office/Flex		2,167,931	91.1%	17,901	3.97	9.06	7.51

NEW YORK

WESTCHESTER COUNTY
Elmsford
11 Clearbrook Road	1974	31,800	100.0%	346	0.08	10.88	9.18
75 Clearbrook Road	1990	32,720	100.0%	442	0.10	13.51	13.39
125 Clearbrook Road	2002	33,000	100.0%	435	0.10	13.18	9.15
150 Clearbrook Road	1975	74,900	100.0%	1,038	0.23	13.86	12.46
175 Clearbrook Road	1973	98,900	94.5%	1,408	0.31	15.07	13.51
200 Clearbrook Road	1974	94,000	99.8%	1,177	0.26	12.54	11.36
250 Clearbrook Road	1973	155,000	96.8%	1,467	0.32	9.77	8.14
50 Executive Boulevard	1969	45,200	28.9%	199	0.04	15.21	12.23
77 Executive Boulevard	1977	13,000	100.0%	254	0.06	19.54	18.38
85 Executive Boulevard	1968	31,000	44.4%	223	0.05	16.22	11.35
300 Executive Boulevard	1970	60,000	100.0%	727	0.16	12.12	11.17
350 Executive Boulevard	1970	15,400	99.4%	230	0.05	15.03	12.81
399 Executive Boulevard	1962	80,000	100.0%	1,038	0.23	12.98	12.40
400 Executive Boulevard	1970	42,200	63.1%	513	0.11	19.27	15.32
500 Executive Boulevard	1970	41,600	100.0%	766	0.17	18.41	15.96
525 Executive Boulevard	1972	61,700	100.0%	1,075	0.24	17.42	15.83
1 Westchester Plaza	1967	25,000	100.0%	363	0.08	14.52	12.60
2 Westchester Plaza	1968	25,000	100.0%	402	0.09	16.08	12.76
3 Westchester Plaza	1969	93,500	100.0%	1,381	0.31	14.77	12.43
4 Westchester Plaza	1969	44,700	100.0%	725	0.16	16.22	13.11
5 Westchester Plaza	1969	20,000	100.0%	325	0.07	16.25	13.55
6 Westchester Plaza	1968	20,000	100.0%	275	0.06	13.75	12.50
7 Westchester Plaza	1972	46,200	100.0%	778	0.17	16.84	15.26
8 Westchester Plaza	1971	67,200	96.6%	1,132	0.25	17.43	14.37
Hawthorne
200 Saw Mill River Road	1965	51,100	100.0%	603	0.13	11.80	10.94
4 Skyline Drive	1987	80,600	100.0%	1,280	0.28	15.88	12.72
5 Skyline Drive	1980	124,022	99.8%	1,801	0.40	14.55	12.71
6 Skyline Drive	1980	44,155	100.0%	747	0.17	16.92	12.91
8 Skyline Drive	1985	50,000	48.1%	481	0.11	20.00	17.29
10 Skyline Drive	1985	20,000	100.0%	356	0.08	17.80	13.80
11 Skyline Drive (f)	1989	45,000	100.0%	1,001	0.22	22.24	21.38
12 Skyline Drive (f)	1999	46,850	85.1%	650	0.14	16.31	14.30
15 Skyline Drive (f)	1989	55,000	86.6%	817	0.18	17.15	15.13
Yonkers
100 Corporate Boulevard	1987	78,000	98.3%	1,578	0.35	20.58	19.46
200 Corporate Boulevard South	1990	84,000	76.0%	938	0.21	14.69	12.39
4 Executive Plaza	1986	80,000	100.0%	1,570	0.35	19.63	17.21
6 Executive Plaza	1987	80,000	100.0%	1,610	0.36	20.13	18.20
1 Odell Plaza	1980	106,000	100.0%	1,681	0.37	15.86	14.32
3 Odell Plaza	1984	71,065	100.0%	1,596	0.35	22.46	20.83

Office/Flex Properties (continued)

and Industrial/Warehouse, Retail Properties, and Land Leases

			Percentage		2016		2016	2016
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/16		($000’s)	of Total 2016	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

5 Odell Plaza	1983	38,400	99.6%		657	0.15	17.17	15.86
7 Odell Plaza	1984	42,600	100.0%		753	0.17	17.68	15.19

Total New York Office/Flex		2,348,812	94.0%		34,838	7.72	15.77	13.83

CONNECTICUT

FAIRFIELD COUNTY
Stamford
419 West Avenue	1986	88,000	100.0%		1,517	0.34	17.24	15.26
500 West Avenue	1988	25,000	100.0%		485	0.11	19.40	15.20
550 West Avenue	1990	54,000	81.3%		800	0.18	18.21	16.66
600 West Avenue	1999	66,000	100.0%		670	0.15	10.15	9.70
650 West Avenue	1998	40,000	100.0%		656	0.14	16.40	12.83

Total Connecticut Office/Flex		273,000	96.3%		4,128	0.92	15.70	13.72

TOTAL OFFICE/FLEX PROPERTIES		4,789,743	92.9%		56,867	12.61	12.79	11.02

NEW YORK

WESTCHESTER COUNTY
Elmsford
1 Warehouse Lane (f)	1957	6,600	100.0%		104	0.02	15.76	14.70
2 Warehouse Lane (f)	1957	10,900	100.0%		162	0.04	14.86	13.85
3 Warehouse Lane (f)	1957	77,200	100.0%		399	0.09	5.17	4.96
4 Warehouse Lane (f)	1957	195,500	97.0%		2,214	0.49	11.67	10.26
5 Warehouse Lane (f)	1957	75,100	97.1%		970	0.21	13.30	12.23
6 Warehouse Lane (f)	1982	22,100	100.0%		555	0.12	25.11	24.43

Total Industrial/Warehouse Properties		387,400	97.9%		4,404	0.97	11.61	10.56

NEW JERSEY

HUDSON COUNTY
Weehawken
100 Avenue at Port Imperial (g)	2016	8,400	100.0%		135	0.03	31.88	30.94
500 Avenue at Port Imperial	2013	16,736	55.8%		84	0.02	9.00	8.78

Total New Jersey Retail Properties		25,136	70.6%		219	0.05	19.84	19.28

NEW YORK

WESTCHESTER COUNTY
Tarrytown
230 White Plains Road (h)	1984	9,300	100.0%		323	0.07	34.73	32.37
Yonkers
2 Executive Boulevard	1986	8,000	100.0%		305	0.07	38.13	37.63

Total New York Retail Properties		17,300	100.0	%(k)	628	0.14	36.30	34.80

Total Retail Properties		42,436	82.6%		847	0.19	27.97	26.94

Land Leases

(continued)

			Percentage		2016		2016	2016
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/16		($000’s)	of Total 2016	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

MORRIS COUNTY
Hanover
Wegmans Land Lease (g)	—	—	—		449	0.10	—	—

Total New Jersey Land Leases		—	—		449	0.10	—	—

NEW YORK

WESTCHESTER COUNTY
Elmsford
700 Executive Boulevard	—	—	—		160	0.04	—	—
Yonkers
1 Enterprise Boulevard	—	—	—		203	0.04	—	—

Total New York Land Leases		—	—		363	0.08	—	—

Total Land Leases		—	—		812	0.18	—	—

TOTAL COMMERCIAL PROPERTIES		20,938,477	90.6	(k)	417,005	92.42	23.13	20.14

Multi-Family Properties

		Net		Percentage	2016	Percentage	2016
		Rentable		Leased	Base	of Total	Average
		Commercial		as of	Rent	2016	Base Rent
	Year	Area	Number	12/31/16	($000’s)	Base Rent	Per Home
	Built	(Sq. Ft.)	of Units	(%) (a)	(b) (c)	(%)	($) (c) (i)

NEW JERSEY

MIDDLESEX COUNTY
New Brunswick
Richmond Court	1997	—	82	98.8	1,497	0.33	1,540
Riverwatch Commons	1995	—	118	95.8	2,122	0.47	1,565

UNION COUNTY
Rahway
Park Square	2011	5,934	159	97.5	3,604	0.80	1,938

Total New Jersey Multi-Family		5,934	359	97.2	7,223	1.60	1,725

NEW YORK

WESTCHESTER COUNTY
Eastchester
Quarry Place at Tuckahoe (g)	2016	3,275	108	12.0	5	—	N/A

Total New York Multi-Family		3,275	108	12.0	5	—	N/A

		Net		Percentage	2016		Percentage	2016
		Rentable		Leased	Base		of Total	Average
		Commercial		as of	Rent		2016	Base Rent
	Year	Area	Number	12/31/16	($000’s)		Base Rent	Per Home
	Built	(Sq. Ft.)	of Units	(%) (a)	(b) (c)		(%)	($) (c) (i)

MASSACHUSETTS

MIDDLESEX COUNTY
Malden
Chase at Overlook Ridge	2014	—	371	96.5	8,822		1.95	2,071
Chase II at Overlook Ridge (g)	2016	—	292	11.0	7		—	N/A

SUFFOLK COUNTY
East Boston
Portside at Pier One (g)	2014	3,690	175	97.2	4,159		0.92	2,706

Revere
Alterra at Overlook Ridge IA	2004	—	310	96.1	5,955		1.32	1,665
Alterra at Overlook Ridge IB	2008	—	412	96.4	8,083		1.79	1,697

Total Massachusetts Multi-Family		3,690	1,560	80.4	27,026		5.98	1,939

Total Multi-Family Properties		12,899	2,027	79.1	34,254		7.58	1,904

TOTAL PROPERTIES		20,951,376	2,027	N/A	451,259	(j)	100.00

Footnotes to Property List (dollars in thousands except per square foot amounts):

(a)

Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2016 aggregating 151,655 square feet (representing 0.7 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)

Total base rent for the 12 months ended December 31, 2016, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For the 12 months ended December 31, 2016, total escalations and recoveries from tenants were: $44,497, or $3.34 per leased square foot, for office properties; $10,255, or $2.31 per leased square foot, for office/flex properties; and $1,803, or $2.58 per leased square foot, for other properties.

(c)	Excludes space leased by the Company.
(d)	Base rent for the 12 months ended December 31, 2016 divided by net rentable commercial square feet leased at December 31, 2016.
(e)

Total base rent for 2016 minus 2016 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2016.

(f)	This property is located on land leased by the Company.
(g)

As this property was acquired, commenced initial operations or initially consolidated by the Company during the 12 months ended December 31, 2016, the amounts represented in 2016 base rent reflect only that portion of those 12 months during which the Company owned or consolidated the property. Accordingly, these amounts may not be indicative of the property’s full year results. For comparison purposes, the amounts represented in 2016 average base rent per sq. ft. and per unit for this property have been calculated by taking the 12 months ended December 31, 2016 base rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased or occupied units at December 31, 2016. These annualized per square foot and per unit amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of the 12 months ended December 31, 2016.

(h)	Property being considered for repositioning, redevelopment or potential disposition.
(i)	Annualized base rent for the 12 months ended December 31, 2016 divided by units occupied at December 31, 2016, divided by 12.
(j)	Excludes $55.6 million from properties which were disposed of or removed from service during the year ended December 31, 2016.
(k)	Excludes properties being considered for repositioning, redevelopment, potential sale, or being prepared for lease up.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of commercial square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

	Percentage of
December 31,	Square Feet Leased (%) (a)
2016	90.6	(b)

2015	86.2

2014	84.2

2013	86.1

2012	87.2

(a)

Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. For all years, excludes properties being prepared for lease up.

(b)	Excludes properties being considered for repositioning, redevelopment or potential sale. Inclusive of such properties, percentage of square feet leased was 89.6 percent.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest commercial tenants for the Consolidated Properties as of December 31, 2016 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

John Wiley & Sons, Inc.	1	14,814,383	3.3	410,604	2.2		(b)
DB Services New Jersey, Inc.	2	12,394,835	2.7	411,108	2.2		(c)
Bank Of Tokyo-Mitsubishi UFJ, Ltd.	1	11,388,534	2.5	282,606	1.5		(d)
National Union Fire Insurance Company of Pittsburgh, PA	2	11,191,058	2.5	388,651	2.1		(e)
Forest Research Institute, Inc.	1	9,070,892	2.0	215,659	1.2	2017
Merrill Lynch Pierce Fenner	2	8,936,202	2.0	397,563	2.2		(f)
ICAP Securities USA, LLC	2	7,608,702	1.7	180,946	1.0		(g)
Montefiore Medical Center	7	7,362,493	1.6	310,084	1.7		(h)
Daiichi Sankyo, Inc.	1	6,510,038	1.4	171,900	0.9	2022
TD Ameritrade Services Company, Inc.	1	6,505,786	1.4	193,873	1.1	2020
Vonage America, Inc.	1	4,606,000	1.0	350,000	1.9	2023
HQ Global Workplaces, LLC	12	4,461,375	1.0	205,584	1.1		(i)
KPMG, LLP	2	4,192,440	0.9	135,712	0.7		(j)
Arch Insurance Company	1	4,005,563	0.9	106,815	0.6	2024
Morgan Stanley Smith Barney	3	3,685,399	0.8	129,896	0.7		(k)
Brown Brothers Harriman & Co.	1	3,673,536	0.8	114,798	0.6	2026
New Cingular Wireless PCS, LLC	2	3,345,729	0.7	147,065	0.8	2018
E*Trade Financial Corporation	1	3,250,476	0.7	106,573	0.6	2022
Allstate Insurance Company	4	3,180,103	0.7	131,802	0.7		(l)
SunAmerica Asset Management, LLC	1	3,167,756	0.7	69,621	0.4	2018
Alpharma, LLC	1	3,142,580	0.7	112,235	0.6	2018
Tullett Prebon Holdings Corp.	1	3,127,970	0.7	100,759	0.5	2023
Natixis North America, Inc.	1	3,093,290	0.7	89,907	0.5	2021
TierPoint New York, LLC	2	3,014,150	0.7	131,078	0.7	2024
Cardinia Real Estate LLC	1	2,991,413	0.7	79,771	0.4	2032
AAA Mid-Atlantic, Inc.	2	2,787,265	0.6	129,784	0.7		(m)
Tradeweb Markets, LLC	1	2,721,070	0.6	65,242	0.4	2027
Zurich American Insurance Company	1	2,640,974	0.6	64,414	0.3	2032
SUEZ Water Management & Services, Inc.	1	2,618,100	0.6	116,360	0.6	2035
New Jersey Turnpike Authority	1	2,605,798	0.6	100,223	0.5	2017
Lowenstein Sandler LLP	1	2,590,271	0.6	98,677	0.5	2017
Mizuho Securities USA Inc.	2	2,546,545	0.6	67,826	0.4		(n)
Connell Foley, LLP	2	2,520,674	0.6	95,130	0.5		(o)
AMTrust Financial Services, Inc.	1	2,460,544	0.5	76,892	0.4	2023
Movado Group, Inc.	1	2,458,150	0.5	98,326	0.5	2018
UBS Financial Services, Inc.	3	2,376,893	0.5	85,069	0.5		(p)
Plymouth Rock Management Company of New Jersey	1	2,346,246	0.5	88,768	0.5	2020
Norris, McLaughlin & Marcus, PA	1	2,259,738	0.5	86,913	0.5	2017
Sumitomo Mitsui Banking Corp.	2	2,241,320	0.5	71,153	0.4	2021
Bunge Management Services, Inc.	1	2,221,151	0.5	66,303	0.4	2025
Barr Laboratories, Inc.	1	2,209,107	0.5	89,510	0.5	2017
Sun Chemical Management, LLC	1	2,173,497	0.5	66,065	0.4	2019
Savvis Communications Corporation	1	2,144,220	0.5	71,474	0.4	2025
Hackensack University Health Network Inc. and Meridian Health System, Inc.	1	2,137,380	0.5	61,068	0.3	2027
Jeffries, LLC	1	2,133,942	0.5	62,763	0.3	2023
New Jersey City University	1	2,126,306	0.5	68,348	0.4	2035
Syncsort, Inc.	1	1,991,439	0.4	73,757	0.4	2018
Investors Bank	1	1,940,584	0.4	70,384	0.4	2026
GBT US LLC	1	1,920,566	0.4	49,563	0.3	2026
First Data Corporation	1	1,879,305	0.4	54,669	0.3	2026

Totals		206,771,788	45.7	6,953,291	37.7

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)

Annualized base rental revenue is based on actual December 2016 billings times 12. For leases whose rent commences after January 1, 2017, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	17,976 square feet expire in 2017; 55,562 square feet expire in 2018; 337,066 square feet expire in 2033.
(c)	285,192 square feet expire in 2017; 125,916 square feet expire in 2019.
(d)	20,649 square feet expire in 2018; 24,607 square feet expire in 2019; 237,350 square feet expire in 2029.
(e)	271,533 square feet expire in 2018; 117,118 square feet expire in 2019.
(f)	9,356 square feet expire in 2019; 388,207 square feet expire in 2027.
(g)	69,384 square feet expire in 2017; 90,450 square feet expire in 2018; 21,112 square feet expire in 2025.
(h)

69,954 square feet expire in 2017; 64,815 square feet expire in 2018; 133,763 square feet expire in 2019; 8,600 square feet expire in 2020; 14,842 square feet expire in 2021; 9,610 square feet expire in 2022; 8,500 square feet expire in 2023.

(i)

41,549 square feet expire in 2019; 21,008 square feet expire in 2020; 32,579 square feet expire in 2021; 15,523 square feet expire in 2023; 79,517 square feet expire in 2024; 15,408 square feet expire in 2027.

(j)	81,371 square feet expire in 2019; 54,341 square feet expire in 2026.
(k)	26,262 square feet expire in 2018; 61,239 square feet expire in 2025; 42,395 square feet expire in 2026.
(l)	75,740 square feet expire in 2017; 51,606 square feet expire in 2018; 4,456 square feet in 2019.
(m)	9,784 square feet expire in 2017; 120,000 square feet expire in 2027.
(n)	36,994 square feet expire in 2017; 30,832 square feet expire in 2033.
(o)	77,719 square feet expire in 2017; 17,411 square feet expire in 2026.
(p)	13,340 square feet expire in 2022; 26,713 square feet expire in 2024; 45,016 square feet expire in 2026.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Commercial Properties beginning January 1, 2017, assuming that none of the tenants exercise renewal or termination options:

						Average
						Annual Base
				Percentage Of		Rent Per Net
		Net Rentable		Total Leased	Annualized	Rentable	Percentage Of
		Area Subject		Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring		Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases		By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)		Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2017	272	2,644,514		14.4	68,821,110	26.02	15.2

2018	258	2,764,111		15.0	64,284,244	23.26	14.2

2019	228	2,398,747		13.0	52,540,477	21.90	11.6

2020	196	1,679,013		9.1	37,750,766	22.48	8.3

2021	148	1,392,142		7.6	33,298,670	23.92	7.3

2022	118	1,184,646		6.4	28,979,032	24.46	6.4

2023	82	1,542,519		8.4	36,401,140	23.60	8.0

2024	62	1,097,093		6.0	27,017,982	24.63	6.0

2025	33	658,005		3.6	14,304,654	21.74	3.2

2026	42	736,977		4.0	21,441,682	29.09	4.7

2027	30	1,011,012		5.5	26,082,010	25.80	5.7

2028 and thereafter	22	1,298,521		7.0	42,738,277	32.91	9.4
Totals/Weighted Average	1,491	18,407,300	(c) (d)	100.0	453,660,044	24.65	100.0

(a)

Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)

Annualized base rental revenue is based on actual December 2016 billings times 12. For leases whose rent commences after January 1, 2017 annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2016 aggregating 151,655 square feet and representing annualized rent of $2,630,824 for which no new leases were signed.

(d)	Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	18,407,300
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	349,361
Square footage unleased	2,194,715
Total net rentable commercial square footage (does not include land leases)	20,951,376

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest commercial tenants industry classifications based on annualized contractual base rent of the Consolidated Properties:

	Annualized	Percentage of		Percentage of
	Base Rental	Company	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	72,435,544	16.1	2,310,901	12.5
Insurance Carriers & Related Activities	48,543,415	10.7	1,678,120	9.0
Credit Intermediation & Related Activities	42,577,077	9.4	1,322,941	7.1
Manufacturing	34,377,421	7.6	1,642,875	8.9
Health Care & Social Assistance	24,262,659	5.3	1,228,845	6.7
Legal Services	23,352,357	5.1	864,401	4.7
Computer System Design Services	22,690,568	5.0	951,181	5.2
Publishing Industries	18,550,552	4.1	589,811	3.2
Wholesale Trade	15,495,805	3.4	1,073,898	5.8
Telecommunications	15,159,155	3.3	849,715	4.6
Scientific Research/Development	14,720,336	3.2	480,165	2.6
Admin & Support, Waste Mgt. & Remediation Services	11,803,155	2.6	581,535	3.2
Accounting/Tax Prep.	11,615,270	2.6	406,102	2.2
Management/Scientific	9,626,532	2.1	353,130	1.9
Advertising/Related Services	8,773,090	1.9	298,725	1.6
Real Estate & Rental & Leasing	8,317,159	1.8	398,204	2.2
Architectural/Engineering	7,735,629	1.7	366,794	2.0
Retail Trade	7,678,954	1.7	454,092	2.5
Other Professional	6,976,854	1.5	320,229	1.7
Public Administration	6,676,317	1.5	283,095	1.5
Utilities	5,302,332	1.2	230,762	1.3
Educational Services	5,286,199	1.2	218,135	1.2
Other Services (except Public Administration)	5,177,355	1.1	267,644	1.5
Transportation	4,545,424	1.0	240,056	1.3
Construction	3,921,974	0.9	217,783	1.2
Data Processing Services	3,554,015	0.8	134,827	0.7
Arts, Entertainment & Recreation	2,780,812	0.6	216,867	1.2
Agriculture, Forestry, Fishing & Hunting	2,221,151	0.5	66,303	0.4
Specialized Design Services	1,879,838	0.4	73,171	0.4
Mining	1,874,676	0.4	57,721	0.3
Other	5,748,419	1.3	229,272	1.4

TOTAL	453,660,044	100.0	18,407,300	100.0

(a)         The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).

(b)         Annualized base rental revenue is based on actual December 2016 billings times 12.  For leases whose rent commences after January 1, 2017, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)          Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2016 aggregating 151,655 square feet and representing annualized rent of $2,630,824 for which no new leases were signed.

(d)         Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

MARKET DIVERSIFICATION

The following table lists the Company’s markets, based on annualized commercial contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Jersey City, NJ	154,944,785	34.2	4,909,329	23.4
Newark, NJ (Essex-Morris-Union Counties)	80,555,091	17.8	3,795,667	18.1
Westchester-Rockland, NY	69,161,643	15.2	3,899,187	18.6
Bergen-Passaic, NJ	56,724,111	12.5	3,071,518	14.7
Middlesex-Somerset-Hunterdon, NJ	36,672,110	8.1	1,397,095	6.7
Monmouth-Ocean, NJ	25,033,102	5.5	1,384,895	6.6
Trenton, NJ	18,096,275	4.0	956,597	4.6
Philadelphia, PA-NJ	8,204,336	1.8	1,260,398	6.0
Stamford-Norwalk, CT	4,268,591	0.9	273,000	1.3
Boston-Cambridge-Newton, MA-NH	0	0.0	3,690	0.0

Totals	453,660,044	100.0	20,951,376	100.0

(a)         Annualized base rental revenue is based on actual December 2016 billings times 12.  For leases whose rent commences after January 1, 2017, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)         Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2016 aggregating 151,655 square feet and representing annualized rent of $2,630,824 for which no new leases were signed.

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

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The shares of the General Partner’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CLI.”  There is no established public trading market for the Operating Partnership’s common units.

The following table sets forth the quarterly high, low, and closing price per share of the General Partner’s Common Stock reported on the NYSE for the years ended December 31, 2016 and 2015, respectively:

For the Year Ended December 31, 2016

	High	Low	Close
First Quarter	$23.71	$17.35	$23.50
Second Quarter	$27.58	$22.47	$27.00
Third Quarter	$29.25	$26.11	$27.22
Fourth Quarter	$29.38	$24.59	$29.02

For the Year Ended December 31, 2015

	High	Low	Close
First Quarter	$20.11	$18.01	$19.28
Second Quarter	$19.73	$16.85	$18.43
Third Quarter	$21.12	$18.01	$18.88
Fourth Quarter	$24.26	$18.67	$23.35

On February 24, 2017, the closing Common Stock price reported on the NYSE was $29.29 per share.

On June 28, 2016, the General Partner filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the General Partner was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 24, 2017, the General Partner had 361 common shareholders of record (this does not include beneficial owners for whom Cede & Co. or others act as nominee) and the Operating Partnership had 90 owners of limited partnership units and one owner of General Partnership units.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2016, the General Partner issued 9,841 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The General Partner has registered the resale of such shares under the Securities Act.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2016, the Company declared four quarterly cash dividends on its common stock and common units of $0.15 per share and unit for each of the first to the fourth quarters.

During the year ended December 31, 2015, the Company declared four quarterly cash dividends on its common stock and common units of $0.15 per share and unit for each of the first to the fourth quarters.

The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors of the General Partner in light of conditions then existing, including the Company’s earnings, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”).  The graph assumes that the value of the investment in the General Partner’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2011 and that all dividends were reinvested.  The price of the General Partner’s Common Stock on December 31, 2011 (on which the graph is based) was $26.69.  The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2016, relating to equity compensation plans of the General Partner (including individual compensation arrangements) pursuant to which equity securities of the General Partner are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		(b) Weighted-Average Exercise Price of Outstanding Options and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	1,063,514	(2)	17.31	(3)	2,695,978
Equity Compensation Plans Not Approved by Stockholders(1)	193,711		N/A		N/A	(4)
Total	1,257,225		N/A		2,695,978

(1)                                 The only plan included in the table that was adopted without stockholder approval was the Directors’ Deferred Compensation Plan.  See Note 14: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital- Deferred Stock Compensation Plan For Directors.

(2)                                 Includes 120,245 shares of unvested restricted common stock, 800,000 unvested options, 26,048 unvested restricted stock units (RSUs), including unvested dividend equivalents thereon, and 117,221 unvested performance share units (PSUs), including unvested dividend equivalents thereon.

(3)                                 Weighted average exercise price of outstanding options; excludes restricted common stock, RSUs, PSUs and LTIP units.

(4)                                 The Directors’ Deferred Compensation Plan does not limit the number of stock units issuable thereunder, but applicable SEC and NYSE rules restricted the aggregate number of stock units issuable thereunder to one percent (1%) of the General Partner’s outstanding shares when the plan commenced on January 1, 1999.

ITEM 6.        SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the General Partner.  The consolidated selected operating and balance sheet data of the General Partner as of December 31, 2016, 2015, 2014, 2013 and 2012, and for the years then ended have been derived from the General Partner’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2016	2015	2014	2013	2012
Total revenues	$613,398	$594,883	$636,799	$667,031	$650,632
Property expenses (b)	$240,957	$246,604	$276,193	$254,474	$241,955
Direct construction costs	$—	$—	$—	$14,945	$12,647
Real estate services expenses	$26,260	$25,583	$26,136	$22,716	$3,746
General and administrative (c)	$51,979	$49,147	$71,051	$47,040	$41,891
Impairments	$—	$197,919	$—	$110,853	$9,845
Operating income (loss)	$104,638	$(96,332)	$88,811	$33,595	$160,442
Interest expense	$94,889	$103,051	$112,878	$123,701	$122,039
Realized gains (losses) and unrealized losses on disposition of rental property, net	$109,666	$53,261	$54,848	$—	$—
Loss from extinguishment of debt, net	$(30,540)	$—	$(582)	$(156)	$(4,960)
Discontinued operations: Realized gains (losses) and unrealized losses on disposition of rental property and impairments, net	$—	$—	$—	$59,520	$(13,175)
Net income (loss) available to common shareholders	$117,224	$(125,752)	$28,567	$(14,909)	$40,922
Net income (loss) per share — basic	$1.31	$(1.41)	$0.32	$(0.17)	$0.47
Net income (loss) per share — diluted	$1.30	$(1.41)	$0.32	$(0.17)	$0.47
Dividends declared per common share	$0.60	$0.60	$0.75	$1.35	$1.80
Basic weighted average shares outstanding	89,746	89,291	88,727	87,762	87,742
Diluted weighted average shares outstanding	100,498	100,222	100,041	99,785	99,996

Balance Sheet Data (a)	December 31,
In thousands	2016	2015	2014	2013	2012
Rental property, before accumulated depreciation and amortization	$4,804,867	$4,807,718	$4,958,179	$5,129,933	$5,379,436
Total assets	$4,296,766	$4,053,963	$4,182,933	$4,506,194	$4,517,842
Total debt (d)	$2,340,009	$2,145,393	$2,079,340	$2,353,632	$2,196,186
Total liabilities	$2,570,079	$2,370,255	$2,300,922	$2,587,739	$2,449,335
Total Mack-Cali Realty Corporation stockholders’ equity	$1,527,171	$1,455,676	$1,624,781	$1,642,359	$1,766,974
Total noncontrolling interests in subsidiaries	$199,516	$228,032	$257,230	$276,096	$301,533

(a)         Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

(b)         Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.

(c)          Amount for the year ended December 31, 2014 includes $23.8 million of severance costs related to the departure of the Company’s former chief executive officer and certain of the other executive officers in 2014.

(d)         Total debt is calculated by taking the sum of senior unsecured notes, unsecured revolving credit facility and term loans, and mortgages, loans payable and other obligations.

The following table sets forth selected financial data on a consolidated basis for the Operating Partnership.  The consolidated selected operating and balance sheet data of the Operating Partnership as of December 31, 2016, 2015, 2014, 2013 and 2012, and for the years then ended have been derived from the Operating Partnership’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per unit data	2016	2015	2014	2013	2012
Total revenues	$613,398	$594,883	$636,799	$667,031	$650,632
Property expenses (b)	$240,957	$246,604	$276,193	$254,474	$241,955
Direct construction costs	$—	$—	$—	$14,945	$12,647
Real estate services expenses	$26,260	$25,583	$26,136	$22,716	$3,746
General and administrative (c)	$51,979	$49,147	$71,051	$47,040	$41,891
Impairments	$—	$197,919	$—	$110,853	$9,845
Operating income (loss)	$104,638	$(96,332)	$88,811	$33,595	$160,442
Interest expense	$94,889	$103,051	$112,878	$123,701	$122,039
Realized gains (losses) and unrealized losses on disposition of rental property, net	$109,666	$53,261	$54,848	$—	$—
Loss from extinguishment of debt, net	$(30,540)	$—	$(582)	$(156)	$(4,960)
Discontinued operations: Realized gains (losses) and unrealized losses on disposition of rental property and impairments, net	$—	$—	$—	$59,520	$(13,175)
Net income (loss) available to common unitholders	$130,945	$(141,008)	$32,169	$(16,859)	$46,599
Net income (loss) per unit — basic	$1.31	$(1.41)	$0.32	$(0.17)	$0.47
Net income (loss) per unit — diluted	$1.30	$(1.41)	$0.32	$(0.17)	$0.47
Distributions declared per common unit	$0.60	$0.60	$0.75	$1.35	$1.80
Basic weighted average units outstanding	100,245	100,222	99,999	99,785	99,922
Diluted weighted average units outstanding	100,498	100,222	100,041	99,785	99,996

Balance Sheet Data (a)	December 31,
In thousands	2016	2015	2014	2013	2012
Rental property, before accumulated depreciation and amortization	$4,804,867	$4,807,718	$4,958,179	$5,129,933	$5,379,436
Total assets	$4,296,766	$4,053,963	$4,182,933	$4,506,194	$4,517,842
Total debt (d)	$2,340,009	$2,145,393	$2,079,340	$2,353,632	$2,196,186
Total liabilities	$2,570,079	$2,370,255	$2,300,922	$2,587,739	$2,449,335
Total equity	$1,726,687	$1,683,708	$1,882,011	$1,918,455	$2,068,507

(a)         Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

(b)         Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.

(c)          Amount for the year ended December 31, 2014 includes $23.8 million of severance costs related to the departure of the Company’s former chief executive officer and of certain of the other executive officers in 2014.

(d)         Total debt is calculated by taking the sum of senior unsecured notes, unsecured revolving credit facility and term loans, and mortgages, loans payable and other obligations.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (collectively, the “General Partner”), is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the General Partner has been a publicly traded REIT since 1994.

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, construction and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted.  Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.  The Company owns or has interests in 248 properties (collectively, the “Properties”), consisting of 119 office and 110 flex properties, primarily class A office and office/flex buildings, totaling approximately 26.6 million square feet, leased to approximately 1,600 commercial tenants and 19 multi-family rental properties containing 5,614 residential units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.2 million square feet of additional commercial space and approximately 10,340 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a three-year strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  As part of this plan, over the past year, the Company has sold or has contracted to sell multiple properties, primarily commercial office, which it believes do not meet its long-term goals.

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

Of the Company’s core office markets, most have recently shown signs of improvement, while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 21.0 million, 24.0 million and 25.0 million square feet at December 31, 2016, 2015 and 2014, respectively, was 90.6 percent leased at December 31, 2016, as compared to 89.1 percent leased at December 31, 2015 and 84.2 percent leased at December 31, 2014 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2016, 2015 and 2014 aggregate 151,655, 69,522 and 205,220 square feet, respectively, or 0.7, 0.3 and 0.8 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the year ended December 31, 2016 (on 1,559,046 square feet of renewals) increased an average of 10.9 percent compared to rates that were in effect under the prior leases, as compared to a 0.2 percent increase during 2015 (on 2,513,087 square feet of renewals) and a 4.7 percent decrease in 2014 (on 1,649,145 square feet of renewals).  Estimated lease costs for the renewed leases in 2016 averaged $4.04 per square foot per year for a weighted average lease term of 5.1 years, estimated lease costs for the renewed leases in 2015 averaged $2.85 per square foot per year for a weighted average lease term of 3.6 years and estimated lease costs for the renewed leases in 2014 averaged $2.33 per square foot per year for a weighted average lease term of 4.0 years.  The Company has achieved positive leasing results in its core markets recently.  It believes that commercial vacancy rates may decrease and commercial rental rates may increase in some of its markets in 2017 and possibly beyond.  As of December 31, 2016, commercial leases which comprise approximately 15.2 and 14.2 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2017 and 2018, respectively.  With the positive leasing results the Company has achieved in many of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  Although the Company has recently achieved positive leasing activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2017 and beyond, the Company’s rental rates it may achieve on new leases may be lower than the rates currently being paid, resulting in the potential for less revenue from the same space.

The Company believes that there is a potential for Moody’s or Standard & Poor’s to lower their current investment grade ratings on the Company’s senior unsecured debt to sub-investment grade.  Amongst other things, any such downgrade by both Moody’s and Standard & Poor’s will increase the current interest rate on outstanding borrowings under the Company’s current $600 million unsecured revolving credit facility (which was amended in January 2017) from LIBOR plus 120 basis points to LIBOR plus 155 basis points and the annual credit facility fee it pays will increase from 25 to 30 basis points.  Additionally, any such downgrade would increase the current interest rate on each of the Company’s $350 million unsecured term loan and $325 million unsecured term loan from LIBOR plus 140 basis points to LIBOR plus 185 points.  In the event of a downgrade, the Company could elect to utilize the leverage grid pricing available under the unsecured revolving credit facility and both unsecured term loans.  This would result in an interest rate of LIBOR plus 130 basis points for the Company’s unsecured revolving credit facility and 25 basis points for the facility fee and LIBOR plus 155 basis points for both unsecured term loans at the Company’s current total leverage ratio.  In addition, a downgrade in its ratings to sub-investment grade would result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•      recent transactions;

•      critical accounting policies and estimates;

•      results of operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015;

•      results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014; and

•      liquidity and capital resources.

Recent Transactions

Acquisitions

The Company acquired the following office properties during the year ended December 31, 2016 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property Address	Location	Bldgs.	Square Feet	Cost
04/04/16	11 Martine Avenue (a)	White Plains, New York	1	82,000	$10,750
04/07/16	320, 321 University Avenue (b)	Newark, New Jersey	2	147,406	23,000
06/02/16	101 Wood Avenue South (c)	Edison, New Jersey	1	262,841	82,300
07/01/16	111 River Street (c)	Hoboken, New Jersey	1	566,215	210,761

Total Acquisitions			5	1,058,462	$326,811

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

On January 11, 2017, the Company acquired three office properties totaling approximately 280,000 square feet located in Red Bank, New Jersey, for approximately $26.8 million, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

On February 2, 2017, the Company agreed to acquire six office properties totaling approximately 1.1 million square feet, located in Short Hills and Madison, New Jersey for approximately $368 million, subject to certain conditions.  The acquisitions are expected to be completed in March 2017.

On February 27, 2017, the Company reached an agreement to acquire all joint venture partner interests in Monaco, a 523-apartment, two-tower, stabilized community located in Jersey City, New Jersey. The transaction, valued at $315 million, is expected to close in the second quarter of 2017.

Properties Commencing Initial Operations

The following properties commenced initial operations during the year ended December 31, 2016 (dollars in thousands):

					Total
In-Service				# of	Development
Date	Property	Location	Type	Apartment Units	Costs
12/01/16	Quarry Place at Tuckahoe	Eastchester, NY	Multi-Family	108	$56,961	(a)
12/01/16	The Chase II at Overlook Ridge	Malden, MA	Multi-Family	292	65,218	(b)
Totals				400	$122,179

(a)   Development costs as of December 31, 2016 included approximately $5.6 million in land costs.

(b)   Development costs as of December 31, 2016 included approximately $10.8 million in land costs.  As of December 31, 2016, the Company anticipates additional costs of approximately $9.7 million, which will be funded from the construction loan.

Consolidations

On January 5, 2016, the Company, which held a 50 percent subordinated interest in the unconsolidated joint venture, Overlook Ridge Apartment Investors LLC, a 371-unit multi-family operating property located in Malden, Massachusetts, acquired the remaining interest for $39.8 million in cash plus the assumption of a first mortgage loan secured by the property with a principal balance of $52.7 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $10.2 million in the year ended December 31, 2016.  On January 19, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $72.5 million, which bears interest at 3.625 percent and matures in February 2023.  See Note 9: Mortgages, Loans Payable and Other Obligations.

During the second quarter 2016, the Company, which held a 38.25 percent subordinate interest in the unconsolidated Portside Apartment Developers, L.L.C., a joint venture which owns a 175-unit operating multi-family property located in East Boston, Massachusetts, acquired the remaining interests of its joint venture partners for $39.6 million in cash plus the assumption of a mortgage loan secured by the property with a principal balance of $42.5 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $5.2 million in the year ended December 31, 2016.  On July 8, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $59 million, which bears interest at 3.44 percent and matures in August 2023.  See Note 9: Mortgages, Loans Payable and Other Obligations.

Other Investments

On April 26, 2016, the Company acquired the remaining non-controlling interest in a development project located in Weehawken, New Jersey for $36.4 million.  The project includes developable land for approximately 1,100 multi-family units, 290,000 square feet of office space, a 52.5 percent ownership interest in Port Imperial 4/5 Garage and Retail operating properties.  The initial phase, Port Imperial South 11, a 295-unit multi-family project, began construction in the first quarter 2016.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office and multi-family properties during the year ended December 31, 2016 (dollars in thousands):

							Realized
							Gains
				Net		Net	(losses)/
Disposition			# of	Sales		Book	Unrealized
Date	Property/Address	Location	Bldgs.	Proceeds		Value	Losses, net
03/11/16	2 Independence Way (a)	Princeton, New Jersey	1	$4,119		$4,283	$(164)
03/24/16	1201 Connecticut Avenue, NW	Washington, D.C.	1	90,591		31,827	58,764
04/26/16	125 Broad Street (b)	New York, New York	1	192,323		200,183	(7,860)
05/09/16	9200 Edmonston Road	Greenbelt, Maryland	1	4,083	(c)	3,837	246
05/18/16	1400 L Street	Washington, D.C.	1	68,399		30,053	38,346
07/14/16	600 Parsippany Road	Parsippany, New Jersey	1	10,465	(d)	5,875	4,590
07/14/16	4,5,6 Century Drive (e)	Parsippany, New Jersey	3	14,533		17,308	(2,775)
08/11/16	Andover Place	Andover, Massachusetts	1	39,863		37,150	2,713
09/26/16	222,233 Mount Airy Road (f)	Basking Ridge, New Jersey	2	8,817		9,039	(222)
09/27/16	10 Mountainview Road	Upper Saddle River, New Jersey	1	18,990		19,571	(581)
11/07/16	100 Willowbrook, 2,3,4 Paragon (g)	Freehold, New Jersey	4	14,634		19,377	(4,743)
12/05/16	4 Becker Farm Road	Roseland, New Jersey	1	41,400	(h)	31,001	10,399
12/09/16	101,103,105 Eisenhower Parkway	Roseland, New Jersey	3	46,423		45,999	424
12/22/16	Capital Office Park, Ivy Lane (i)	Greenbelt, Maryland	6	46,570		65,064	(18,494)
12/22/16	100 Walnut Avenue	Clark, New Jersey	1	28,428		7,529	20,899
12/22/16	20 Commerce Drive	Cranford, New Jersey	1	28,878		13,071	15,807
12/29/16	4200 Parliament Place (j)	Lanham, Maryland	1	5,965		5,983	(18)
Sub-total			30	664,481		547,150	117,331
Unrealized losses on rental property held for sale							(7,665)
Totals			30	$664,481		$547,150	$109,666

(a)   The Company recorded an impairment charge of $3.2 million on this property during the year ended December 31, 2015.

(b)   The Company recorded impairment charges of $83.2 million on this property during the year ended December 31, 2015.

(c)   The Company transferred the deed for this property to the lender in satisfaction of its obligations. The Company recorded an impairment charge of $3.0 million on this property during the year ended December 31, 2012.

(d)   $10.5 million of the net sales proceeds from this sale were held by a qualified intermediary.  The Company received these proceeds on January 11, 2017.

(e)   The Company recorded impairment charges of $9.8 million on these properties during the year ended December 31, 2015.

(f)    The Company recorded impairment charges of $1.0 million on these properties during the year ended December 31, 2015.

(g)   The Company recorded impairment charges of $7.4 million on these properties during the year ended December 31, 2015.

(h)   The Company transferred the deed for this property to the lender in satisfaction of its obligations.

(i)    The Company recorded impairment charges of $66.5 million on these properties during the year ended December 31, 2015.

(j)    The Company recorded an impairment charge of $4.2 million on this property during the year ended December 31, 2015.

Rental Property Held for Sale, Net

During the year ended December 31, 2016, the Company signed agreements to sell eight office properties totaling approximately 750,000 square feet, subject to certain conditions, and identified them as held for sale as of December 31, 2016.  The properties are located in Princeton, Cranford and Bridgewater, New Jersey.  The Company determined that the carrying value of one of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $7.7 million at December 31, 2016.  In January and February 2017, the Company completed the disposition of these properties for net sales proceeds of approximately $45.8 million.

Unconsolidated Joint Venture Activity

On April 1, 2016, the Company bought out its partner PruRose Riverwalk G, L.L.C. for $11.3 million and increased its subordinated interest in Riverwalk G Urban Renewal, L.L.C. from 25 percent to 50 percent using borrowings on the Company’s unsecured credit facility.  Riverwalk G Urban Renewal, L.L.C., owns a 316-unit operating multi-family property located in West New York, New Jersey.  Concurrent with the refinancing in October 2016, the Company executed an agreement with the remaining partner which converted the 50 percent subordinated interest to 22.5 percent pari passu interest.

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

On January 31, 2017, the Company sold its interest in KPG-P 100 IMW JV, LLC, Keystone-Penn and Keystone-Tristate joint ventures that own operating properties, located in Philadelphia, Pennsylvania for a combined sales price of $9.7 million.

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited Partnership Units of the Operating Partnership (the “Preferred Units”). The Preferred Units were issued to the Company’s partners in the Plaza VIII & IX Associates L.L.C. joint venture that owns a development site adjacent to the Company’s Harborside property in Jersey City, New Jersey as consideration for their approximate 37.5 percent interest in the joint venture. Concurrent with the issuance of the Preferred Units, the Company purchased from other partners in the Plaza VIII & IX Associates L.L.C. joint venture their approximate 12.5 percent interest for approximately $14.3 million in cash.  The results of these transactions increased the Company’s interests in the joint venture from 50 percent to 100 percent.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies — Investments in Unconsolidated Joint Ventures — to the Financial Statements, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2016, 2015 and 2014 was $19.3 million, $16.2 million and $15.5 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, near-term mortgage debt maturities and/or other factors, including those that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.  See Note 3: Recent Transactions — Impairments on Properties Held and Used.

Rental Property Held for Sale:

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Company generally considers assets to be held for sale when the transaction has received appropriate corporate authority, and there are no significant contingencies relating to the sale.  If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established.

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

If the venture subsequently makes distributions and the Company does not have an implied or actual commitment to support the operations of the venture, including a general partner interest in the investee, the Company will not record a basis less than zero, rather such amounts will be recorded as equity in earnings of unconsolidated joint ventures.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the value of the investment.  The Company’s estimates of value for each investment (particularly in real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.  See Note 4: Investments in Unconsolidated Joint Ventures — to the Financial Statements.

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

Results From Operations

The following comparisons for the year ended December 31, 2016 (“2016”), as compared to the year ended December 31, 2015 (2015), and for 2015 as compared to the year ended December 31, 2014 (“2014”) make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2014, (for the 2016 versus 2015 comparisons), and which represent all in-service properties owned by the Company at December 31, 2013 (for the 2015 versus 2014 comparisons), excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2014 through December 31, 2016; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2015 through December 31, 2016 (for the 2016 versus 2015 comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2014 through December 31, 2015 (for the 2015 versus 2014 comparisons), and (iii) the effect of “Properties Sold” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2014 through December 31, 2016.  During the 2016 and 2015 periods, five office properties, aggregating 709,523 square feet, were removed from service as they were being redeveloped by the Company.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Revenue from rental operations and other:
Base rents	$506,877	$487,041	$19,836	4.1%
Escalations and recoveries from tenants	60,505	62,481	(1,976)	(3.2)
Parking income	13,630	11,124	2,506	22.5
Other income	5,797	4,617	1,180	25.6
Total revenues from rental operations	586,809	565,263	21,546	3.8

Property expenses:
Real estate taxes	87,379	82,688	4,691	5.7
Utilities	49,624	55,965	(6,341)	(11.3)
Operating services	103,954	107,951	(3,997)	(3.7)
Total property expenses	240,957	246,604	(5,647)	(2.3)

Non-property revenues:
Real estate services	26,589	29,620	(3,031)	(10.2)
Total non-property revenues	26,589	29,620	(3,031)	(10.2)

Non-property expenses:
Real estate services expenses	26,260	25,583	677	2.6
General and administrative	51,979	49,147	2,832	5.8
Acquisition-related costs	2,880	1,560	1,320	84.6
Depreciation and amortization	186,684	170,402	16,282	9.6
Impairments	—	197,919	(197,919)	(100.0)
Total non-property expenses	267,803	444,611	(176,808)	(39.8)
Operating income	104,638	(96,332)	200,970	208.6
Other (expense) income:
Interest expense	(94,889)	(103,051)	8,162	7.9
Interest and other investment income (loss)	1,614	794	820	103.3
Equity in earnings (loss) of unconsolidated joint ventures	18,788	(3,172)	21,960	692.3
Gain on change of control of interests	15,347	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	109,666	53,261	56,405	105.9
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	(778)	(12.1)
Loss from extinguishment of debt, net	(30,540)	—	(30,540)	—
Total other (expense) income	25,656	(45,720)	71,376	156.1
Net income (loss)	$130,294	$(142,052)	$272,346	191.7%

The following is a summary of the changes in revenue from rental operations and property expenses in 2016 as compared to 2015 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2015 and 2016:

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2015 and 2016
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$19,836	4.1%	$19,539	4.1%	$35,267	7.2%	$(34,970)	(7.2)%
Escalations and recoveries from tenants	(1,976)	(3.2)	413	0.6	2,975	4.8	(5,364)	(8.6)
Parking income	2,506	22.5	856	7.7	1,790	16.1	(140)	(1.3)
Other income	1,180	25.6	1,355	29.4	166	3.6	(341)	(7.4)
Total	$21,546	3.8%	$22,163	3.9%	$40,198	7.1%	$(40,815)	(7.2)%

Property expenses:
Real estate taxes	$4,691	5.7%	$7,867	9.6%	$3,739	4.5%	$(6,915)	(8.4)%
Utilities	(6,341)	(11.3)	(6,067)	(10.8)	2,867	5.1	(3,141)	(5.6)
Operating services	(3,997)	(3.7)	(2,384)	(2.2)	7,707	7.1	(9,320)	(8.6)
Total	$(5,647)	(2.3)%	$(584)	(0.2)%	$14,313	5.8%	$(19,376)	(7.9)%

OTHER DATA:
Number of Consolidated Properties	199		190		9		36
Commercial Square feet (in thousands)	20,944		19,911		1,033		4,743
Multi-family portfolio (number of units)	2,027		1,081		946		—

Base rents.  Base rents for the Same-Store Properties increased $19.5 million, or 4.1 percent, for 2016 as compared to 2015, due primarily to an increase in occupancy in 2016 as compared to 2015, which resulted from a 90 basis point increase in the average same store percent leased to 89.1 percent from 88.2 percent and an increase in average rental rates per square foot to $23.36 from $22.26.

Escalations and recoveries.  Escalations and recoveries from tenants for the Same-Store Properties were mostly unchanged with an increase of $0.4 million, or 0.6 percent, for 2016 over 2015.

Parking income.  Parking income for the Same-Store Properties increased $0.9 million, or 7.7 percent for 2016 as compared to 2015 due primarily to increased usage.

Other income.  Other income for the Same-Store Properties increased $1.4 million, or 29.4 percent due primarily to proceeds from a litigation settlement received in 2016.

Real estate taxes.  Real estate taxes on the Same-Store Properties increased $7.9 million, or 9.6 percent, for 2016 as compared to 2015. The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2016 as compared to 2015.  Real estate taxes, without the effect of net tax appeal proceeds, increased $1.5 million, or 1.9 percent, for 2016 as compared to 2015 due primarily to increased rates.

Utilities.  Utilities for the year decreased $6.1 million, or 10.8 percent, for 2016 as compared to 2015, due primarily to decreased electricity rates in 2016.

Operating services.  Operating services for the Same-Store Properties decreased $2.4 million, or 2.2 percent, due primarily to a decrease in snow removal and building cleaning costs in 2016 as compared to 2015.

Real estate services revenue.  Real estate services revenues (primarily reimbursement of property personnel costs) decreased $3.0 million, or 10.2 percent, for 2016 as compared to 2015, due primarily to decreased third party development and management activity in multi-family services in 2016 as compared to 2015.

Real estate services expenses.  Real estate services expenses increased $0.7 million, or 2.6 percent, for 2016 as compared to 2015.  This increase was due primarily to increased compensation and related costs.

General and administrative.  General and administrative expenses increased $2.8 million, or 5.8 percent, in 2016 as compared to 2015 due primarily to an increase in stock compensation in 2016.

Acquisition-related costs.  The Company incurred transaction costs of $2.9 million in 2016 and $1.6 million in 2015 related to the Company’s property and joint venture acquisitions.  See Note 3 to the Financial Statements: Recent Transactions — Acquisitions.

Depreciation and amortization.  Depreciation and amortization increased $16.3 million, or 9.6 percent, for 2016 over 2015.  This increase was due primarily to depreciation of $24.9 million in 2016 on the acquired properties, partially offset by lower depreciation of $13.2 million in 2016 as compared to 2015 for properties sold or removed from service.

Impairments.  The Company recorded $197.9 million in impairment charges in 2015 on certain properties to reduce the carrying values to their estimated fair market values, with no such charges taken in 2016.  See Note 3: Recent Transactions — to the Financial Statements.

Interest expense.  Interest expense decreased $8.2 million, or 7.9 percent, for 2016 as compared to 2015.  This decrease was primarily the result of lower interest rates achieved on refinanced debt 2016.

Interest and other investment income.  Interest and other investment income increased $0.8 million, or 103.3 percent, for 2016 as compared to 2015 primarily as a result of a valuation mark to market gain for an interest swap in 2016.

Equity in earnings (loss) of unconsolidated joint ventures.  Equity in earnings of unconsolidated joint ventures increased $22.0 million, or 692.3 percent, for 2016 as compared to 2015.  The increase was due primarily to an increase in equity in earnings income of $21.7 million from refinancing proceeds received from the Company’s South Pier at Harborside venture.  See Note 4 to the Financial Statements: Investments in Unconsolidated Joint Ventures.

Gain on change of control of interests. In 2016, the Company recorded a gain on change of control of $15.3 million in connection with the acquisitions of the remaining interests of residential properties located in Malden and East Boston, Massachusetts.

Realized gains (losses) and unrealized losses on disposition of rental property, net.  The Company had realized gains on disposition of rental property of $109.7 million in 2016 and $53.3 million in 2015.  See Note 3: Recent Transactions — Dispositions — to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture. In 2016, the Company realized a gain of $5.7 million on the sale of an unconsolidated joint venture property located in Weehawken, New Jersey.  In 2015, the Company realized a gain of $6.4 million on the sale of an unconsolidated joint venture property located in Morristown, New Jersey.

Loss from extinguishment of debt, net.  In 2016, the Company recognized a loss from extinguishment of debt, net, of $30.5 million due primarily to the costs of repayment of certain senior unsecured notes and a mortgage loan of $42.5 million offset by a gain from a discounted mortgage loan repayment of $12.4 million.  See Note 7 to the Financial Statements: Senior Unsecured Notes and Note 9 to the Financial Statements: Mortgages, Loans Payable and Other Obligations.

Net income (loss).  Net income increased to $130.3 million in 2016 from a loss of $142.1 million in 2015.  The increase of $272.3 million was due to the factors discussed above.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2015	2014	Change	Change
Revenue from rental operations and other:
Base rents	$487,041	$516,727	$(29,686)	(5.7)%
Escalations and recoveries from tenants	62,481	78,554	(16,073)	(20.5)
Parking income	11,124	9,107	2,017	22.1
Other income	4,617	3,773	844	22.4
Total revenues from rental operations	565,263	608,161	(42,898)	(7.1)

Property expenses:
Real estate taxes	82,688	90,750	(8,062)	(8.9)
Utilities	55,965	72,822	(16,857)	(23.1)
Operating services	107,951	112,621	(4,670)	(4.1)
Total property expenses	246,604	276,193	(29,589)	(10.7)

Non-property revenues:
Real estate services	29,620	28,638	982	3.4
Total non-property revenues	29,620	28,638	982	3.4

Non-property expenses:
Real estate services expenses	25,583	26,136	(553)	(2.1)
General and administrative	49,147	71,051	(21,904)	(30.8)
Acquisition-related costs	1,560	2,118	(558)	(26.3)
Depreciation and amortization	170,402	172,490	(2,088)	(1.2)
Impairments	197,919	—	197,919	—
Total non-property expenses	444,611	271,795	172,816	63.6
Operating income	(96,332)	88,811	(185,143)	(208.5)
Other (expense) income:
Interest expense	(103,051)	(112,878)	9,827	8.7
Interest and other investment income	794	3,615	(2,821)	(78.0)
Equity in earnings (loss) of unconsolidated joint ventures	(3,172)	(2,423)	(749)	(30.9)
Gain on change of control of interests	—	—	—	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	53,261	54,848	(1,587)	(2.9)
Gain on sale of investment in unconsolidated joint venture	6,448	—	6,448	—
Loss from extinguishment of debt, net	—	(582)	582	100.0
Total other (expense) income	(45,720)	(57,420)	11,700	20.4
Net income (loss)	$(142,052)	$31,391	$(173,443)	(552.5)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2015 as compared to 2014 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2015 and 2014:

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2014 and 2015
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$(29,686)	(5.7)%	$6,660	1.3%	$1,780	0.3%	$(38,126)	(7.3)%
Escalations and recoveries from tenants	(16,073)	(20.5)	(9,166)	(11.7)	128	0.2	(7,035)	(9.0)
Parking income	2,017	22.1	1,100	12.1	915	10.0	2	—
Other income	844	22.4	547	14.5	(24)	(0.6)	321	8.5
Total	$(42,898)	(7.1)%	$(859)	(0.1)%	$2,799	0.5%	$(44,838)	(7.5)%

Property expenses:
Real estate taxes	$(8,062)	(8.9)%	$(5,314)	5.9%	$2,034	2.2%	$(4,782)	(5.2)%
Utilities	(16,857)	(23.1)	(10,701)	(14.7)	218	0.3	(6,374)	(8.7)
Operating services	(4,670)	(4.1)	1,545	1.4	1,268	1.1	(7,483)	(6.6)
Total	$(29,589)	(10.7)%	$(14,470)	(5.2)%	$3,520	1.3%	$(18,639)	(6.8)%

OTHER DATA:
Number of Consolidated Properties	223		221		2		26
Commercial Square feet (in thousands)	24,212		24,016		196		3,959
Multi-family portfolio (number of units)	1,301		1,081		220		—

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

Acquisition-related costs.  The Company incurred transaction costs of $1.6 million in 2015 and $2.1 million in 2014 related to the Company’s property and joint venture acquisitions.  See Note 3 to the Financial Statements: Recent Transactions — Acquisitions.

Depreciation and amortization.  Depreciation and amortization decreased $2.1 million, or 1.2 percent, for 2015 over 2014.  This decrease was due primarily to assets of Same-Store Properties becoming fully amortized, and depreciation in 2014 for properties sold in 2014 and early 2015.  These were partially offset by accelerated depreciation in 2015 for properties being removed from service.

Impairments.  The Company recorded $197.9 million in impairment charges in 2015 on certain properties to reduce the carrying values to their estimated fair market values, with no such charges taken in 2014.  See Note 3: Recent Transactions — to the Financial Statements.

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

Realized gains (losses) on disposition of rental property, net.  The Company had realized gains on disposition of rental property of $53.3 million in 2015 and $54.8 million in 2014.  See Note 3: Recent Transactions — Dispositions — to the Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Overview:

Historically, rental revenue has been the Company’s principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures.  To the extent that the Company’s cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, the Company has and expects to continue to finance such activities through borrowings under its unsecured revolving credit facility, other debt and equity financings, proceeds from the sale of properties and joint venture capital.

The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of office properties, net cash provided by operating activities and from its unsecured revolving credit facility.  The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration.  Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements.  The Company expects to meet its financing requirements through funds generated from operating activities, to the extent available, proceeds from property sales, joint venture capital, long-term and short-term borrowings (including draws on the Company’s unsecured revolving credit facility) and the issuance of additional debt and/or equity securities.

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

Construction Projects:

In 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC to form Harborside Unit A Urban Renewal, L.L.C. that is developing a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal at the Company’s Harborside complex in Jersey City, New Jersey.  The Company owns an 85 percent interest in the joint venture with shared control over major decisions.  The construction of the project, which is projected to be ready for occupancy by first quarter 2017, is estimated to cost $320 million (of which development costs of $301.1 million have been incurred by the venture through December 31, 2016).  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with $155.2 million outstanding as of December 31, 2016).  The Company does not expect to fund any future development costs of the project, as future development costs will be funded by using the loan financing.

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the fourth quarter 2017.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92 million with development costs of $34.5 million incurred through December 31, 2016.  The Company has a construction loan with a maximum borrowing amount of $58 million (with no outstanding balance as of December 31, 2016).  The Company does not expect to fund additional costs for the completion of the project as future development costs will be funded by using the loan financings.

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The construction of the project is estimated to cost $129.6 million, with development costs of $55.8 million incurred by the venture through December 31, 2016.  The venture has a $94 million construction loan (with $14.9 million outstanding as of December 31, 2016).  The Company does not expect to fund additional costs for the completion of the project as future costs will be funded by using the loan financing.

In 2016, the Company commenced the repurposing of a former office property site in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million of which development costs of $18.6 million have been incurred through December 31, 2016, is expected to be ready for occupancy by the fourth quarter of 2017.   The project costs are expected to be funded primarily from a $42 million construction loan.

In 2016, the Company started construction of a 296-unit multi-family project in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million.  The project costs are expected to be funded primarily from a $73 million construction loan.  The Company expects to fund $38.4 million for the development of the project, of which the Company has funded $35.3 million as of December 31, 2016.

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, which is expected to be ready for occupancy by first quarter 2018, is estimated to cost $124 million (of which development costs of $42 million have been incurred through December 31, 2016).  The project costs are expected to be funded primarily from a $78 million construction loan.  The Company expects to fund $46 million for the development of the project, of which the Company has funded $27.9 million as of December 31, 2016.

The Company is developing a 310-unit multi-family project in Conshohocken, Pennsylvania, which began construction in third quarter 2016 with anticipated initial occupancy in fourth quarter 2018.  The project is estimated to cost $89.4 million (of which development costs of $21.7 million have been incurred through December 31, 2016).  The project costs are expected to be funded primarily from a $54 million construction loan and the balance of $35.4 million from the Company.

Preferred Equity-Roseland Subsidiary

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an investment agreement (the “Investment Agreement”) with affiliates of Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests of RRLP (the “Preferred Units”).  The initial closing under the Investment Agreement is expected to occur by mid-March 2017 for $150 million of Preferred Units, inclusive of a $30 million deposit paid by Rockpoint to RRLP on signing the Investment Agreement.  Additional closings of Preferred Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019. See further discussion in Item 9B. Other Information

REIT Restrictions:

To maintain its qualification as a REIT under the Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.15 per common share, in the aggregate, such distributions would equal approximately $53.8 million ($60.5 million, including common units in the Operating Partnership held by parties other than the General Partner) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which could result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the Company’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired as of February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  As of December 31, 2016, 107 of the Company’s properties, with an aggregate carrying value of approximately $1.2 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of December 31, 2016, the Company had 187 unencumbered properties with a carrying value of $2.4 billion representing 94.0 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $5.5 million to $31.6 million at December 31, 2016, compared to $37.1 million at December 31, 2015.  This decrease is comprised of the following net cash flow items:

(1)     $100.1 million provided by operating activities.

(2)     $137.7 million used in investing activities, consisting primarily of the following:

(a)           $35.9 million used for investments in unconsolidated joint ventures; plus

(b)           $407.9 million used for rental property acquisitions and related intangibles; plus

(c)           $121.6 million used for additions to rental property and improvements; plus

(d)           $206.9 million used for the development of rental property, other related costs and deposits; plus

(e)           $1.9 million increase in restricted cash; minus

(f)            $607.4 million from proceeds from the sales of rental property; minus

(g)           $0.5 million received from payments of notes receivables; minus

(h)           $6.4 million from proceeds from the sale of investment in unconsolidated joint venture; minus

(i)            $22.2 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)     $32.1 million provided by financing activities, consisting primarily of the following:

(a)           $1.17 billion from borrowings under the revolving credit facility; plus

(b)           $350 million from borrowings from the unsecured term loan; plus

(c)           $455.2 million from proceeds received from mortgages and loans payable; plus

(d)           $1.1 million from contributions from noncontrolling interests; minus

(e)           $1.03 billion used for repayments of revolving credit facility; minus

(f)            $448.3 million used for repayment of senior unsecured notes; minus

(g)           $349.4 million used for repayments of mortgages, loans payable and other obligations; minus

(h)           $37.9 million used for acquisition of noncontrolling interests; minus

(i)            $60 million used for payments of dividends and distributions; minus

(j)            $9.4 million used for repayment of finance cost.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2016:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,175,000	49.85%	3.53%		3.65
Fixed Rate Secured Debt	700,773	29.73%	4.82%		6.05
Variable Rate Secured Debt	195,282	8.29%	4.24%		1.37
Variable Rate Unsecured Debt (b)	286,000	12.13%	2.04%		0.58

Totals/Weighted Average:	$2,357,055	100.00%	3.79	%(b)	3.80
Adjustment for unamortized debt discount	(4,430)
Unamortized deferred financing costs	(12,616)
Total Debt, Net	$2,340,009

(a)   The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.72 percent as of December 31, 2016, plus the applicable spread.

(b)   Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $3.5 million for the year ended December 31, 2016.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2016 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2017 (b)	$6,776	$637,643	$644,419	2.88%
2018	6,977	281,163	288,140	6.15%
2019	1,912	430,799	432,711	3.48%
2020	1,977	—	1,977	4.05%
2021	2,050	3,800	5,850	4.38%
Thereafter	6,813	977,145	983,958	3.83%
Sub-total	26,505	2,330,550	2,357,055
Adjustment for unamortized debt discount/premium, net as of December 31, 2016	(4,430)	—	(4,430)
Unamortized deferred financing costs	(12,616)	—	(12,616)
Totals/Weighted Average	$9,459	$2,330,550	$2,340,009	3.79	%(c)

(a)   The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.72 percent as of December 31, 2016, plus the applicable spread.

(b)   Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $286 million which, in January 2017, was amended and restated and matures in January 2021.

(c)   Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $3.5 million for the year ended December 31, 2016.

Senior Unsecured Notes:

On September 12, 2016, the Company commenced a tender offer to purchase for cash any and all of its $250 million principal amount, 7.750 percent Senior Unsecured Notes due August 15, 2019 (the “2019 Notes”) subject to certain terms and conditions. On September 19, 2016, the Company purchased $114.9 million principal amount of these notes validly tendered pursuant to its tender offer.  The purchase price, including a make-whole premium, was 115.977 percent of the face amount of these notes, plus all accrued and unpaid interest up to the settlement date.  The Company funded the purchase price, including accrued and unpaid interest, of approximately $134.1 million using available cash and borrowings on the Company’s unsecured revolving credit facility.

On November 29, 2016, the Company announced that it would redeem for cash all $135.1 million outstanding principal amount of the 2019 Notes. The 2019 Notes were redeemed on December 28, 2016. The redemption price for the 2019 Notes, including a make-whole premium, was 115.314 percent of the principal amount of the 2019 Notes, plus any accrued and unpaid interest up to the redemption date. The Company funded the redemption price, including accrued and unpaid interest, of approximately $159.7 million using available cash and borrowings from its unsecured revolving credit facility.

In connection with the redemption of the 2019 Notes, the Company recorded approximately $40.7 million as a loss from extinguishment of debt for the year ended December 31, 2016.

The terms of the Company’s senior unsecured notes (which totaled approximately $817 million as of December 31, 2016) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility and Term Loans:

Before it amended and restated its unsecured revolving credit facility in January 2017, the Company had a $600 million unsecured revolving credit facility with a group of 17 lenders that was scheduled to mature in July 2017. The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity payable quarterly in arrears was based upon the Operating Partnership’s unsecured debt ratings at the time, as follows:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3 (current through January 2017 amendment)	130.0	30.0
BBB or Baa2	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

The terms of the unsecured facility through January 2017 included certain restrictions and covenants which limited, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default had occurred and was continuing, the Company would not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its unsecured revolving credit facility as of December 31, 2016

On January 25, 2017, the Company entered into an amended revolving credit facility and new term loan agreement (“2017 Credit Agreement”) with a group of 13 lenders.  Pursuant to the 2017 Credit Agreement, the Company refinanced its existing $600 million unsecured revolving credit facility (“2017 Credit Facility”) and entered into a new $325 million unsecured, delayed-draw term loan facility (“2017 Term Loan”).

The terms of the 2017 Credit Facility included: (1) a four-year term ending in January 2021, with two six-month extension options; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, currently the London Inter-Bank Offered Rate (“LIBOR”) plus 120 basis points, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, currently 25 basis points, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio.

The interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the current borrowing capacity payable quarterly in arrears on the 2017 Credit Facility are based upon the Operating Partnership’s unsecured debt ratings, as follows:

		Interest Rate -
		Applicable Basis Points
Operating Partnership’s	Interest Rate -	Above LIBOR for
Unsecured Debt Ratings:	Applicable Basis Points	Alternate Base Rate	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Loans	Basis Points
No ratings or less than BBB-/Baa3	155.0	55.0	30.0
BBB- or Baa3 (current interest rate based on Company’s election)	120.0	20.0	25.0
BBB or Baa2	100.0	0.0	20.0
BBB+ or Baa1	90.0	0.0	15.0
A- or A3 or higher	87.5	0.0	12.5

If the Company elected to use the defined leverage ratio, the interest rate under the 2017 Credit Facility would be based on the following total leverage ratio grid:

		Interest Rate -
		Applicable Basis Points
	Interest Rate -	Above LIBOR for
	Applicable Basis	Alternate Base Rate	Facility Fee
Total Leverage Ratio	Points above LIBOR	Loans	Basis Points
<45%	125.0	25.0	20.0
>45% and <50% (current ratio)	130.0	30.0	25.0
>50% and <55%	135.0	35.0	30.0
>55%	160.0	60.0	35.0

The  terms of the 2017 Term Loan include: (1) a three-year term ending in January 2020, with two one-year extension options; (2) multiple draws of the term loan commitments may be made within 12 months of the effective date of the 2017 Credit Agreement up to an aggregate principal amount of $325 million (subject to increase as discussed below), with no requirement to be drawn in full; provided, that, if the Company does not borrow at least 50 percent of the initial term commitment from the term lenders (i.e. 50 percent of $325 million) on or before July 25, 2017, the amount of unused term loan commitments shall be reduced on such date so that, after giving effect to such reduction, the amount of unused term loan commitments is not greater than the outstanding term loans on such date; (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, currently the LIBOR plus 140 basis points, or, at the Operating Partnership’s option if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a term commitment fee on any unused term loan commitment during the first 12 months after the effective date of the 2017 Credit Agreement at a rate of 0.25 percent per annum on the sum of the average daily unused portion of the aggregate term loan commitments.

The interest rate on the  2017 Term Loan is based upon Operating Partnership’s unsecured debt ratings, as follows:

		Interest Rate -
		Applicable Basis Points
Operating Partnership’s	Interest Rate -	Above LIBOR for
Unsecured Debt Ratings:	Applicable Basis Points	Alternate Base Rate
Higher of S&P or Moody’s	Above LIBOR	Loans
No ratings or less than BBB-/Baa3	185.0	85.0
BBB- or Baa3 (current interest rate based on Company’s election)	140.0	40.0
BBB or Baa2	115.0	15.0
BBB+ or Baa1	100.0	0.0
A- or A3 or higher	90.0	0.0

If the Company elected to use the defined leverage ratio, the interest rate under the 2017 Term Loan would be based on the following total leverage ratio grid:

		Interest Rate -
		Applicable Basis Points
	Interest Rate -	Above LIBOR for
	Applicable Basis	Alternate Base Rate
Total Leverage Ratio	Points above LIBOR	Loans
<45%	145.0	45.0
>45% and <50% (current ratio)	155.0	55.0
>50% and <55%	165.0	65.0
>55%	195.0	95.0

On up to four occasions at any time after the effective date of the 2017 Credit Agreement, the Company may elect to request (1) an increase to the existing revolving credit commitments (any such increase, the “New Revolving Credit Commitments”) and/or (2) the establishment of one or more new term loan commitments (the “New Term Commitments”, together with the 2017 Credit Commitments, the “Incremental Commitments”), by up to an aggregate amount not to exceed $350 million for all Incremental Commitments.  The Company may also request that the sublimit for letters of credit available under the 2017 Credit Facility be increased to $100 million (without arranging any New Revolving Credit Commitments).  No lender or letter of credit issued has any obligation to accept any Incremental Commitment or any increase to the letter of credit subfacility.  There is no premium or penalty associated with full or partial prepayment of borrowings under the 2017 Credit Agreement.

The 2017 Credit Agreement, which applies to both the 2017 Credit Facility and 2017 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the 2017 Credit Agreement (described below), or (ii) the property dispositions are completed while the Company is under an event of default under the 2017 Credit Agreement, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the entire outstanding balance under the 2017 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended.

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which matures in January 2019 with two one-year extension options.  The interest rate for the term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Operating Partnership’s unsecured debt ratings, or, at the Company’s option, a defined leverage ratio.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent.  The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay $200 million senior unsecured notes that matured on January 15, 2016.  As of December 31, 2016 and December 31, 2015, there was $1.9 million and zero of unamortized deferred financing costs related to this debt.

The interest rate on the 2016 Term Loan is based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points
Higher of S&P or Moody’s	Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (current interest rate based on Company’s election)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

If the Company elected to use the defined leverage ratio, the interest rate under the 2016 Term Loan would be based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145.0
>45% and <50% (current ratio)	155.0
>50% and <55%	165.0
>55%	195.0

The terms of the 2016 Term Loan include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the term loan described below, or (ii) the property dispositions are completed while the Company is under an event of default under the term loan, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its 2016 Term Loan as of December 31, 2016.

Mortgages, Loans Payable and Other Obligations:

On September 30, 2016, the Company obtained a $250 million mortgage loan, collateralized by its office property located at 101 Hudson Street in Jersey City, New Jersey. The loan bears an interest rate of 3.117 percent and matures in October 2026. The loan is interest-only during its term.

The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loans, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 24, 2017, the Company had outstanding borrowings of $264 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2017.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units from January 1, 2016 to December 31, 2016:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2016	89,583,950	10,516,844	100,100,794
Common units redeemed for common stock	28,739	(28,739)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3,276	—	3,276
Restricted shares issued	84,658	—	84,658
Cancellation of restricted shares	(3,910)	—	(3,910)

Outstanding at December 31, 2016	89,696,713	10,488,105	100,184,818

Share Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of December 31, 2016, the General Partner has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in the years ended December 31, 2015 and 2016 and through February 24, 2017.

Dividend Reinvestment and Stock Purchase Plan:

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.5 million shares of the General Partner’s common stock have been reserved for future issuance.  The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the General Partner’s shares of common stock.  The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company’s effective registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for the approximately 5.5 million shares of the General Partner’s common stock reserved for issuance under the DRIP.

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of February 24, 2017.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of February 24, 2017.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $192 million of which the Company has agreed to guarantee up to $22 million.  As of December 31, 2016, the outstanding balance of such debt totaled $155.2 million of which $22 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of December 31, 2016:

		Payments Due by Period
		Less than 1	2 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$961,807	$278,413	$44,325	$44,325	$594,744	—
Unsecured revolving credit facility and term loans (a)	662,224	300,356	361,868	—	—	—
Mortgages, loans payable and other obligations (b)	1,067,840	144,938	422,561	36,103	431,755	$32,483
Payments in lieu of taxes (PILOT)	31,156	5,754	11,627	11,627	2,148	—
Ground lease payments	180,291	2,024	3,988	4,029	10,160	160,090
Other	1,655	—	1,655	—	—	—
Total	$2,904,973	$731,485	$846,024	$96,084	$1,038,807	$192,573

(a)         Interest payments assume LIBOR rate of 0.74 percent, which is the weighted average rate on this outstanding variable rate debt at December 31, 2016, plus the applicable spread.

(b)         Interest payments assume LIBOR rate of 0.68 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at December 31, 2016, plus the applicable spread.

Funds from Operations

Funds from operations (“FFO”) is defined as net income (loss) before noncontrolling interests of unitholders, computed in accordance with GAAP, excluding gains or losses from depreciable rental property transactions, and impairments related to depreciable rental property, plus real estate-related depreciation and amortization.  The Company believes that the FFO is helpful to investors as one of several measures of the performance of an equity REIT.  The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from sales of properties and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income (loss) available to common shareholders	$117,224	$(125,752)	$28,567
Add (deduct): Noncontrolling interests in Operating Partnership	13,721	(15,256)	3,602
Real estate-related depreciation and amortization on continuing operations (a)	204,746	190,875	185,339
Impairments	—	197,919	—
Gain on change of control of interests	(15,347)	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(109,666)	(53,261)	(54,848)

Gain on sale of investment in unconsolidated joint venture	(5,670)	(6,448)	—
Funds from operations	$205,008	$188,077	$162,660

(a)         Includes the Company’s share from unconsolidated joint ventures of $19.2 million, $21.6 million and $13.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Excludes non-real estate-related depreciation and amortization of $696,000, $350,000 and $348,000 for the years ended December 31,

2016, 2015 and 2014, respectively and $416,000, $604,000 and 492,000 of depreciation expense allocable to the Company’s noncontrolling interest in consolidated joint ventures for the years ended December 31, 2016, 2015 and 2014, respectively.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this information, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act.  Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “plan,” “potential,” “projected,” “should,” “expect,” “anticipate,” “estimate,” “target,” “continue” or comparable terminology.  Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Approximately $1.9 billion of the Company’s long-term debt as of December 31, 2016 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of December 31, 2016 ranged from LIBOR plus 130 basis points to LIBOR plus 950 basis points.  Assuming interest-rate caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $4.8 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2016 would be approximately $79 million.

December 31, 2016

Debt, including current portion												Fair
($s in thousands)	2017		2018	2019	2020	2021	Thereafter	Sub-total	Other (a)	Other (b)	Total	Value

Fixed Rate	$255,843		$237,113	$391,032	$1,977	$5,850	$983,958	$1,875,773	$(4,430)	$(9,045)	$1,862,298	$1,830,777
Average Interest Rate	2.89%		6.70%	3.56%	4.05%	4.38%	3.83%				4.00%

Variable Rate	$388,576	(c)	$51,027	$41,679	$—	—	—	$481,282	—	$(3,571)	$477,711	$477,711

(a)  Adjustment for unamortized debt discount/premium, net, as of December 31, 2016.

(b)  Adjustment for unamortized deferred financings costs, net, as of December 31, 2016.

(c)  Includes $286 million of outstanding borrowings under the Company’s unsecured revolving credit facility which, in January 2017, was amended and restated and matures in January 2021.

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

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Mack-Cali Realty Corporation

Disclosure Controls and Procedures. The General Partner’s management, with the participation of the General Partner’s chief executive officer, president and chief operating officer and chief financial officer, has evaluated the effectiveness of the General Partner’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the General Partner’s chief executive officer, president and chief operating officer and chief financial officer have concluded that, as of the end of such period, the General Partner’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the General Partner in the reports that it files or submits under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the General Partner’s chief executive officer, president and chief operating officer and chief financial officer, or persons performing similar functions, and effected by the General Partner’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The General Partner’s management, with the participation of the General Partner’s chief executive officer, president and chief operating officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the General Partner’s internal control over financial reporting, and includes those policies and procedures that:

(1)         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the General Partner;

(2)         Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the General Partner are being made only in accordance with authorizations of management and directors of the General Partner; and

(3)         Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the General Partner’s assets that could have a material effect on the financial statements.

The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2016 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment and those criteria, the General Partner’s management has concluded that the General Partner’s internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes In Internal Control Over Financial Reporting.  There have not been any changes in the General Partner’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting.

Mack-Cali Realty, L.P.

Disclosure Controls and Procedures. The General Partner’s management, with the participation of the General Partner’s chief executive officer, president and chief operating officer and chief financial officer, has evaluated the effectiveness of the General Partner’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the General Partner’s chief executive officer, president and chief operating officer and chief financial officer have concluded that, as of the end of such period, the Operating Partnership’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the General Partner’s chief executive officer, president and chief operating officer and chief financial officer, or persons performing similar functions, and effected by the General Partner’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The General Partner’s management, with the participation of the General Partner’s chief executive officer, president and chief operating officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Operating Partnership’s internal control over financial reporting, and includes those policies and procedures that:

(1)         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership;

(2)         Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and

(3)         Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2016 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment and those criteria, the General Partner’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes In Internal Control Over Financial Reporting.  There have not been any changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting

ITEM 9B.               OTHER INFORMATION

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Investment Agreement”) with affiliates of Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests of RRLP (the “Preferred Units”).  The initial closing under the Investment Agreement is expected to occur by mid-March 2017 for $150 million of Preferred Units, inclusive of a $30 million deposit paid by Rockpoint to RRLP on signing the Investment Agreement.  Additional closings of Preferred Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.

The Company shall have a participation right, where prior to March 1, 2022 and following either the full investment of $300 million by Rockpoint or in certain other limited circumstances, the Company may purchase up to $200 million of Preferred Units on substantially the same terms and conditions as the Preferred Units to be issued and sold to Rockpoint.

RRT serves as the General Partner of the operating partnership and will receive contributed equity value at closing of $1.230 billion.

Under the terms of the transaction, the cash flow from operations of RRLP will be distributable to Rockpoint and RRT as follows:

•                  first, to provide a 6% annual return to Rockpoint (and to the Company upon acquisition of Preferred Units by the Company, as described above) on its invested capital (“Preferred Base Return”);

•                  second, to provide a 6% annual return to RRT on the equity value of the properties contributed by it to the partnership (“RRT Base Return”) (with Rockpoint entitled to an additional amount equal to 5% of the amount distributable to RRT); and

•                  third, pro rata between Rockpoint (and the Company upon acquisition of Preferred Units) and RRT based on total respective invested capital and contributed equity value (approximately 17% to Rockpoint and 83% to RRT upon full investment of Rockpoint’s $300 million commitment and the Company’s $200 million participation right).

RRLP’s cash flow from capital events will generally be distributable to Rockpoint and RRT as follows:

•                  first, to Rockpoint (and the Company upon acquisition of Preferred Units) to the extent there is any unpaid, accrued Preferred Base Return;

•                  second, as a return of capital to Rockpoint (and the Company upon acquisition of Preferred Units);

•                  third, to RRT to the extent there is any unpaid, accrued RRT Base Return (with Rockpoint entitled to an additional amount equal to 5% of the amounts distributable to RRT);

•                  fourth, as a return of capital to RRT based on the equity value of the properties contributed by it to the partnership (with Rockpoint entitled to an additional amount equal to 5% of the amounts distributable to RRT);

•                  fifth, pro rata between Rockpoint (and the Company upon acquisition of Preferred Units) and RRT based on total respective invested capital and contributed equity value (approximately 17% to Rockpoint and 83% to RRT upon full investment of Rockpoint’s $300 million commitment and the Company’s $200 million participation right) until Rockpoint has achieved an 11% internal rate of return; and

•                  sixth, to Rockpoint (and to the Company upon acquisition of Preferred Units) based on 50% of its pro rata share described in “fifth” above and the balance to RRT (approximately 9% to Rockpoint and 91% to RRT (upon full investment of Rockpoint’s $300 million commitment and the Company’s $200 million participation right).

In general, RRLP may not sell its properties in a taxable transaction, although it may engage in tax-deferred like-kind exchanges of properties or it may proceed in another manner designed to avoid the recognition of gains for tax purposes.

Except in the case of a sale of RRLP or an initial public offering or spin-off of RRT (“Liquidity Events”), Rockpoint’s interest in the Preferred Units may not be redeemed or repurchased by RRT for a period of approximately five years from the initial closing under the Investment Agreement (“Lockout Period”).  If there is a Liquidity Event during the Lockout Period, RRT may acquire Rockpoint’s Preferred Units for a purchase price generally equal to the greater of (i) the fair market value of such Preferred Units as determined by the process set forth below; or (ii) an amount that provides Rockpoint with 1.5 times Rockpoint’s return of capital taking into account prior distributions to Rockpoint (an “Early Repurchase”).  Beginning on March 1, 2022, either RRT or Rockpoint may cause an acquisition (a “Put/Call Event”) of all, but not less than all, of Rockpoint’s interest in the Preferred Units at the fair market value per unit based on a net asset value (“NAV”) of RRLP to be determined by a third party valuation to be completed within ninety (90) calendar days of March 1, 2022 and every year thereafter and generally based on the capital event waterfall described above.  Any acquisition of Rockpoint’s interest in the Preferred Units pursuant to a Put/Call Event is generally required to be structured as a purchase of the common equity in the applicable Rockpoint entities that hold direct or indirect interests in the Preferred Units. Subject to certain exceptions, Rockpoint also shall have a right of first offer and a participation right with respect to other common equity interests of RRLP or any subsidiary of RRLP that may be offered for sale by RRLP or its subsidiaries from time to time.  On a Put/Call Event, other than the sale of RRLP, Rockpoint may elect to convert all, but not less than all, of its investment to common equity in RRLP.

The foregoing and following terms and conditions of the investment will be implemented by the parties pursuant to an amended and restated partnership agreement of RRLP (the “Partnership Agreement”) and shareholders agreement of RRT (the “Shareholders Agreement”) to be entered into at the initial closing of the Preferred Units to be issued and sold to Rockpoint. Pursuant to the Partnership Agreement and Shareholders Agreement, and concurrent with the issuance and sale of the Preferred Units to be issued and sold at the initial closing, RRT has agreed to increase the size of its board of trustees from five to six persons, with five trustees being designated by the Company and one trustee being designated by Rockpoint.

In addition, RRT and RRLP shall be required to obtain Rockpoint’s consent with respect to:

•                  Debt financings in excess of a 65% loan-to-value ratio;

•                  Corporate level financings that are pari-passu or senior to the Preferred Units;

•                  New investment opportunities to the extent the opportunity requires an equity capitalization in excess of 10% of RRLP’s NAV;

•                  New investment opportunities located in a Metropolitan Statistical Area where RRLP owns no property as of the previous quarter;

•                  Declaration of bankruptcy of RRT;

•                  Transactions between RRT and the Company, subject to certain limited exceptions;

•                  Any equity granted or equity incentive plan adopted by RRLP or any of its subsidiaries; and

•                  Certain matters relating to the Credit Enhancement Note (as defined below) between the Operating Partnership and RRLP (other than ordinary course borrowings or repayments thereunder).

The Partnership Agreement will provide that any of the following will constitute an event of default (each, an “Event of Default”) with respect to the Preferred Securities: (i) failure by RRLP to pay Rockpoint any financial obligations due to it, subject to certain cure rights, (ii) any of the General Partner, Operating Partnership, RRT or RRLP, or their respective affiliates that are party to the Investment Agreement, failing to perform or observe any material covenant or agreement contained in any of the transaction documents and such failure continues for 20 business days after notice, or (iii) the violation of certain tax related covenants.  If an Event of Default occurs, (i) at any time and is continuing, subject to a cure period, Rockpoint’s preferred return in respect of operating cash flows shall increase from six percent (6%) to eighteen percent (18%) per annum; and (ii) during the Lockout Period, if it remains uncured for 120 days after notice, Rockpoint may cause an Early Repurchase of Rockpoint’s interest in the Preferred Units by RRT.  In addition, if any nonpayment of a financial obligation remains unpaid for 120 days following notice from Rockpoint, and remains uncured following the 10th anniversary of the effective date of the Partnership Agreement, Rockpoint shall have the right to designate a majority of the members of the board of trustees of RRT, which is the General Partner of RRLP.

Also on the initial closing date, the Operating Partnership and RRLP will execute a Discretionary Demand Promissory Note (the “Credit Enhancement Note”), whereby the Operating Partnership may provide periodic cash advances to RRLP.  The Credit Enhancement Note provides for an interest rate equal to the London Inter-Bank Offered Rate plus fifty (50) basis points above the applicable interest rate under the Company’s unsecured revolving credit facility. The maximum aggregate principal amount of advances at any one time outstanding under the Note will be limited to $25,000,000.

RRT and RRLP also will enter into a registration rights agreement (the “Registration Rights Agreement”) with Rockpoint pursuant to which RRT and RRLP have agreed to register the Preferred Units or securities issuable in exchange of Preferred Units under certain circumstances in the future, in the event RRT or RRLP becomes a publicly traded company.

The Operating Partnership and RRLP also will enter into a Shared Services Agreement (the “Shared Services Agreement”), which will provide for the performance of back office, administrative and other operational services by the Operating Partnership for the benefit of RRLP. The Shared Services Agreement will provide for a fixed fee of $1,000,000/year to be paid by RRLP to the Operating Partnership, with a three percent (3%) increase year to year.

In connection with the transaction, the Company will also enter into a Recourse Agreement (the “Recourse Agreement”) with Rockpoint. The Recourse Agreement will provide that, in the event of distributions or transfers by RRLP of cash flow or property in breach of the Partnership Agreement, or failure to make required distributions or payments (including complying with any put by Rockpoint) in each case, which remain uncured, the Company will have direct liability for losses of Rockpoint resulting therefrom.

Rockpoint will indemnify the Company (or its affiliates) pursuant to an indemnity agreement (the “Indemnity Agreement”) for liability (pursuant to the provisions of said agreement) resulting from the likely requirement for RRLP to acquire the equity interest of the entities holding Rockpoint’s interest in RRLP upon any Rockpoint exit, including for losses relating to certain REIT matters.

The information relating to Rockpoint’s investment in RRLP is being disclosed under this Item 9B of Form 10-K in lieu of Items 1.01 and 9.01 of Form 8-K.  A copy of the Investment Agreement is filed as Exhibit 10.125 to this Annual Report on Form 10-K.  Forms of the Partnership Agreement, Shareholders Agreement, Credit Enhancement Note, Shared Services Agreement, Recourse Agreement, and Registration Rights Agreement are included as exhibits to the Investment Agreement and the Indemnity Agreement is included as an exhibit to the Partnership Agreement, and each of these other agreements are separately filed as Exhibits 10.126 through 10.132 of this Annual Report on Form 10-K.

On February 28, 2017 (the “Closing Date”), the Operating Partnership authorized the issuance of 9,213 shares of a new class of 3.5% Series A-1 Preferred Limited Partnership Units of the Operating Partnership (the “Series A-1 Units”). 9,122 Series A-1 Units were issued on the Closing Date and up to an additional 91 Series A-1 Units may be issued pursuant to post-closing adjustments. The Series A-1 Units were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to a sophisticated real estate investor who was a partner in a joint venture with the Operating Partnership that owns Monaco Towers in Jersey City, New Jersey that includes 523 apartment homes in two fifty-story towers with 558 parking spaces and 12,300 square feet of ground floor retail space.  The Series A-1 Units were issued as consideration for the investor’s approximate 6.1 percent interest in the joint venture. Concurrent with the issuance of the Series A-1 Units, the Operating Partnership entered into an agreement to purchase from other partners in the same joint venture their approximate 87.3 percent interest for approximately $140 million in cash and $165 million in assumed debt in transactions expected to close in the second quarter of 2017.  The results of these transactions will increase the Company’s interests in the joint venture from 6.6 percent to 100 percent.

Each Series A-1 Unit has a stated value of $1,000 (the “Stated Value”), pays dividends quarterly at an annual rate equal to the greater of (x) 3.5 percent, or (y) the then-effective annual dividend yield on the General Partner’s common stock, and is convertible into 27.936 common units of limited partnership interests of the Operating Partnership (“Common Units”) beginning generally five years from the date of issuance, or an aggregate of up to 257,375 Common Units. The conversion rate for the Series A-1 Units was based on a value of $35.795625 per Common Unit, which was 125 percent of the five day trading average of the General Partner’s common stock ending three days before the Closing Date. The Series A-1 Units have a liquidation and dividend preference senior to the Common Units and include customary anti-dilution protections for stock splits and similar events.  The Series A-1 Units are redeemable for cash at their Stated Value beginning five years from the date of issuance at the option of the holder. The Series A-1 Units are pari passu with the 42,800 3.5% Series A Preferred Units of Limited Partnership Units of the Operating Partnership issued on February 3, 2017.

A copy of the Certificate of Designation for the Series A-1 Units dated February 28, 2017 is filed as Exhibit 3.13 hereto and incorporated herein by reference.

The issuance of the Series A-1 Units is being disclosed under this Item 9B of Form 10-K in lieu of Items 3.02 and 5.03 of Form 8-K.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2017, and is incorporated herein by reference.

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2017, and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2017, and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2017, and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2017, and is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	All Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

(i) Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.:

Schedule III — Real Estate Investments and Accumulated Depreciation as of December 31, 2016

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ITEM 16.      FORM 10-K SUMMARY

Not Applicable

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders

of Mack-Cali Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2017

Report of Independent Registered Public Accounting Firm

To the Partners

of Mack-Cali Realty, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty, L.P. and its subsidiaries (collectively, the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2017

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Rental property
Land and leasehold interests	$661,335	$735,696
Buildings and improvements	3,758,210	3,648,238
Tenant improvements	364,092	408,617
Furniture, fixtures and equipment	21,230	15,167
	4,804,867	4,807,718
Less – accumulated depreciation and amortization	(1,332,073)	(1,464,482)
	3,472,794	3,343,236
Rental property held for sale, net	39,743	—
Net investment in rental property	3,512,537	3,343,236
Cash and cash equivalents	31,611	37,077
Investments in unconsolidated joint ventures	320,047	303,457
Unbilled rents receivable, net	101,052	120,246
Deferred charges, goodwill and other assets, net	267,950	203,850
Restricted cash	53,952	35,343
Accounts receivable, net of allowance for doubtful accounts of $1,335 and $1,407	9,617	10,754

Total assets	$4,296,766	$4,053,963

LIABILITIES AND EQUITY
Senior unsecured notes, net	$817,355	$1,263,782
Unsecured revolving credit facility and term loans	634,069	155,000
Mortgages, loans payable and other obligations, net	888,585	726,611
Dividends and distributions payable	15,327	15,582
Accounts payable, accrued expenses and other liabilities	159,874	135,057
Rents received in advance and security deposits	46,442	49,739
Accrued interest payable	8,427	24,484
Total liabilities	2,570,079	2,370,255
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 89,696,713 and 89,583,950 shares outstanding	897	896
Additional paid-in capital	2,576,473	2,570,392
Dividends in excess of net earnings	(1,052,184)	(1,115,612)
Accumulated other comprehensive income (loss)	1,985	—
Total Mack-Cali Realty Corporation stockholders’ equity	1,527,171	1,455,676

Noncontrolling interests in subsidiaries:
Operating Partnership	178,570	170,891
Consolidated joint ventures	20,946	57,141
Total noncontrolling interests in subsidiaries	199,516	228,032

Total equity	1,726,687	1,683,708

Total liabilities and equity	$4,296,766	$4,053,963

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Base rents	$506,877	$487,041	$516,727
Escalations and recoveries from tenants	60,505	62,481	78,554
Real estate services	26,589	29,620	28,638
Parking income	13,630	11,124	9,107
Other income	5,797	4,617	3,773
Total revenues	613,398	594,883	636,799

EXPENSES
Real estate taxes	87,379	82,688	90,750
Utilities	49,624	55,965	72,822
Operating services	103,954	107,951	112,621
Real estate services expenses	26,260	25,583	26,136
General and administrative	51,979	49,147	71,051
Acquisition-related costs	2,880	1,560	2,118
Depreciation and amortization	186,684	170,402	172,490
Impairments	—	197,919	—
Total expenses	508,760	691,215	547,988
Operating income (loss)	104,638	(96,332)	88,811

OTHER (EXPENSE) INCOME
Interest expense	(94,889)	(103,051)	(112,878)
Interest and other investment income (loss)	1,614	794	3,615
Equity in earnings (loss) of unconsolidated joint ventures	18,788	(3,172)	(2,423)
Gain on change of control of interests	15,347	—	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	109,666	53,261	54,848
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	—
Loss from extinguishment of debt, net	(30,540)	—	(582)
Total other income (expense)	25,656	(45,720)	(57,420)
Net income (loss)	130,294	(142,052)	31,391
Noncontrolling interest in consolidated joint ventures	651	1,044	778
Noncontrolling interest in Operating Partnership	(13,721)	15,256	(3,602)
Net income (loss) available to common shareholders	$117,224	$(125,752)	$28,567

Basic earnings per common share:
Net income (loss) available to common shareholders	$1.31	$(1.41)	$0.32

Diluted earnings per common share:
Net income (loss) available to common shareholders	$1.30	$(1.41)	$0.32

Basic weighted average shares outstanding	89,746	89,291	88,727

Diluted weighted average shares outstanding	100,498	100,222	100,041

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$130,294	$(142,052)	$31,391
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	2,216	—	—
Comprehensive income (loss)	$132,510	$(142,052)	$31,391
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	651	1,044	778
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(13,952)	15,256	(3,602)
Comprehensive income (loss) attributable to common shareholders	$119,209	$(125,752)	$28,567

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity
Balance at January 1, 2014	88,248	$882	$2,539,326	$(897,849)	$—	$276,096	$1,918,455
Net income (loss)	—	—	—	28,567		2,824	31,391
Common stock dividends	—	—	—	(67,011)	—	—	(67,011)
Common unit distributions	—	—	—	—	—	(8,456)	(8,456)
Increase in noncontrolling interest in consolidated joint ventures	—	—	—	—	—	552	552
Redemption of common units for common stock	781	8	14,354	—	—	(14,362)	—
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	6	—	118	—	—	—	118
Directors’ deferred compensation plan	—		407	—	—	—	407
Stock compensation	42	1	6,554	—	—	—	6,555
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(576)	—	—	576	—
Balance at December 31, 2014	89,077	$891	$2,560,183	$(936,293)	$—	$257,230	$1,882,011
Net income (loss)	—	—	—	(125,752)	—	(16,300)	(142,052)
Common stock dividends	—	—	—	(53,567)	—	—	(53,567)
Common unit distributions	—	—	—	—	—	(6,505)	(6,505)
Increase in noncontrolling interest in consolidated joint ventures	—	—	—	—	—	3,128	3,128
Redemption of common units for common stock	567	6	9,941	—	—	(9,947)	—
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	3	—	60	—	—	—	60
Directors’ deferred compensation plan	—	—	397	—	—	—	397
Stock compensation	46	—	2,277	—	—	—	2,277
Cancellation of restricted shares	(109)	(1)	(2,040)	—	—	—	(2,041)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(426)	—	—	426	—
Balance at December 31, 2015	89,584	$896	$2,570,392	$(1,115,612)	$—	$228,032	$1,683,708
Net income (loss)	—	—	—	117,224	—	13,070	130,294
Common stock dividends	—	—	—	(53,796)	—	—	(53,796)
Common unit distributions	—	—	—	—	—	(6,619)	(6,619)
Decrease in noncontrolling interest in consolidated joint ventures	—	—	414	—	—	(35,544)	(35,130)
Redemption of common units for common stock	29	—	474	—	—	(474)	—
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	3	—	71	—	—	—	71
Directors’ deferred compensation plan	—	—	372	—	—	—	372
Stock compensation	85	1	3,465	—	—	2,180	5,646
Cancellation of restricted shares	(4)	—	(75)	—	—	—	(75)
Other comprehensive income	—	—	—	—	1,985	231	2,216
Rebalancing of ownership percentage between parent and subsidiaries	—	—	1,360	—	—	(1,360)	—
Balance at December 31, 2016	89,697	$897	$2,576,473	$(1,052,184)	$1,985	$199,516	$1,726,687

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$130,294	$(142,052)	$31,391
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	186,549	172,108	173,848
Amortization of directors deferred compensation stock units	372	397	407
Amortization of stock compensation	5,646	2,219	11,097
Amortization of deferred financing costs	4,582	3,790	3,274
Write-off of unamortized discount on senior unsecured notes	—	—	12
Amortization of debt discount and mark-to-market	1,686	3,385	6,507
Equity in (earnings) loss of unconsolidated joint ventures	(18,788)	3,172	2,423
Distributions of cumulative earnings from unconsolidated joint ventures	6,120	5,644	11,213
Gain on change of control of interests	(15,347)	—	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(109,666)	(53,261)	(54,848)
Gain on sale of investments in unconsolidated joint ventures	(5,670)	(6,448)	—
Gain from extinguishment of debt	(12,420)	—	—
Impairments	—	197,919	—
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(12,775)	(1,760)	(4,083)
Increase in deferred charges, goodwill and other assets	(33,878)	(22,854)	(34,402)
Decrease (increase) in accounts receivable, net	596	(2,178)	355
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(14,535)	6,960	15,858
Decrease in rents received in advance and security deposits	(3,297)	(2,408)	(1,583)
(Decrease) increase in accrued interest payable	(9,362)	4,822	(2,216)

Net cash provided by operating activities	$100,107	$169,455	$159,253

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(407,869)	$(70,455)	$(61,938)
Rental property additions and improvements	(121,582)	(94,073)	(91,813)
Development of rental property and other related costs	(206,955)	(81,073)	(25,140)
Proceeds from the sales of rental property	607,457	81,049	274,839
Proceeds from the sale of investments in unconsolidated joint ventures	6,420	6,448	—
Investments in notes receivable	—	—	(62,276)
Repayment of notes receivable	500	8,250	62,526
Investment in unconsolidated joint ventures	(35,930)	(78,027)	(67,325)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	22,231	6,445	35,901
Increase in restricted cash	(1,934)	(1,098)	(14,451)

Net cash (used in) provided by investing activities	$(137,662)	$(222,534)	$50,323

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$1,165,000	$334,000	$277,328
Repayment of revolving credit facility	(1,034,000)	(179,000)	(277,328)
Repayment of senior unsecured notes	(448,339)	—	(350,000)
Borrowings from unsecured term loan	350,000	—	—
Proceeds from mortgages and loans payable	455,190	10,752	130,135
Repayment of mortgages, loans payable and other obligations	(349,426)	(43,133)	(83,808)
Acquisition of noncontrolling interests	(37,946)	—	—
Payment of contingent consideration	—	(1,167)	(5,228)
Payment of financing costs	(9,414)	(2,998)	(3,147)
Contributions from noncontrolling interests	1,065	2,140	145
Payment of dividends and distributions	(60,041)	(59,987)	(89,830)

Net cash provided by (used in) financing activities	$32,089	$60,607	$(401,733)

Net (decrease) increase in cash and cash equivalents	$(5,466)	$7,528	$(192,157)
Cash and cash equivalents, beginning of period	37,077	29,549	221,706

Cash and cash equivalents, end of period	$31,611	$37,077	$29,549

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	December 31,
	2016	2015
ASSETS
Rental property
Land and leasehold interests	$661,335	$735,696
Buildings and improvements	3,758,210	3,648,238
Tenant improvements	364,092	408,617
Furniture, fixtures and equipment	21,230	15,167
	4,804,867	4,807,718
Less – accumulated depreciation and amortization	(1,332,073)	(1,464,482)
	3,472,794	3,343,236
Rental property held for sale, net	39,743	—
Net investment in rental property	3,512,537	3,343,236
Cash and cash equivalents	31,611	37,077
Investments in unconsolidated joint ventures	320,047	303,457
Unbilled rents receivable, net	101,052	120,246
Deferred charges, goodwill and other assets, net	267,950	203,850
Restricted cash	53,952	35,343
Accounts receivable, net of allowance for doubtful accounts of $1,335 and $1,407	9,617	10,754

Total assets	$4,296,766	$4,053,963

LIABILITIES AND EQUITY
Senior unsecured notes, net	$817,355	$1,263,782
Unsecured revolving credit facility and term loans	634,069	155,000
Mortgages, loans payable and other obligations, net	888,585	726,611
Distributions payable	15,327	15,582
Accounts payable, accrued expenses and other liabilities	159,874	135,057
Rents received in advance and security deposits	46,442	49,739
Accrued interest payable	8,427	24,484
Total liabilities	2,570,079	2,370,255
Commitments and contingencies

Partners’ Capital:
General Partner, 89,696,713 and 89,583,950 common units outstanding	1,467,569	1,399,419
Limited partners, 10,488,105 and 10,516,844 common units outstanding	236,187	227,148
Accumulated other comprehensive income (loss)	1,985	—
Total Mack-Cali Realty, L.P. partners’ capital	1,705,741	1,626,567

Noncontrolling interests in consolidated joint ventures	20,946	57,141

Total equity	1,726,687	1,683,708

Total liabilities and equity	$4,296,766	$4,053,963

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Base rents	$506,877	$487,041	$516,727
Escalations and recoveries from tenants	60,505	62,481	78,554
Real estate services	26,589	29,620	28,638
Parking income	13,630	11,124	9,107
Other income	5,797	4,617	3,773
Total revenues	613,398	594,883	636,799

EXPENSES
Real estate taxes	87,379	82,688	90,750
Utilities	49,624	55,965	72,822
Operating services	103,954	107,951	112,621
Real estate services expenses	26,260	25,583	26,136
General and administrative	51,979	49,147	71,051
Acquisition-related costs	2,880	1,560	2,118
Depreciation and amortization	186,684	170,402	172,490
Impairments	—	197,919	—
Total expenses	508,760	691,215	547,988
Operating income (loss)	104,638	(96,332)	88,811

OTHER (EXPENSE) INCOME
Interest expense	(94,889)	(103,051)	(112,878)
Interest and other investment income (loss)	1,614	794	3,615
Equity in earnings (loss) of unconsolidated joint ventures	18,788	(3,172)	(2,423)
Gain on change of control of interests	15,347	—	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	109,666	53,261	54,848
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	—
Loss from extinguishment of debt, net	(30,540)	—	(582)
Total other income (expense)	25,656	(45,720)	(57,420)
Net income (loss)	130,294	(142,052)	31,391
Noncontrolling interest in consolidated joint ventures	651	1,044	778
Net income (loss) available to common unitholders	$130,945	$(141,008)	$32,169

Basic earnings per common unit:
Net income (loss) available to common unitholders	$1.31	$(1.41)	$0.32

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$1.30	$(1.41)	$0.32

Basic weighted average units outstanding	100,245	100,222	99,999

Diluted weighted average units outstanding	100,498	100,222	100,041

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$130,294	$(142,052)	$31,391
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	2,216	—	—
Comprehensive income (loss)	$132,510	$(142,052)	$31,391
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	651	1,044	778
Comprehensive income (loss) attributable to common unitholders	$133,161	$(141,008)	$32,169

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Accumulated	Noncontrolling
			General Partner	Limited Partner	Other	Interest
	General Partner	Limited Partner	Common	Common	Comprehensive	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2014	88,248	11,865	$1,585,100	$278,072	$—	$55,283	$1,918,455
Net income (loss)	—	—	28,567	3,602	—	(778)	31,391
Distributions	—	—	(67,011)	(8,456)	—	—	(75,467)
Increase in noncontrolling interest	—	—	—	—	—	552	552
Redemption of limited partner common units for shares of general partner common units	781	(781)	14,362	(14,362)	—	—	—
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	6	—	118	—	—	—	118
Directors’ deferred compensation plan	—	—	407	—	—	—	407
Stock compensation	42	—	6,555	—	—	—	6,555
Balance at December 31, 2014	89,077	11,084	$1,568,098	$258,856	$—	$55,057	$1,882,011
Net income (loss)	—	—	(125,752)	(15,256)	—	(1,044)	(142,052)
Distributions	—	—	(53,567)	(6,505)	—	—	(60,072)
Increase in noncontrolling interest	—	—	—	—	—	3,128	3,128
Redemption of limited partner common units for shares of general partner common units	567	(567)	9,947	(9,947)	—	—	—
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	3	—	60	—	—	—	60
Directors’ deferred compensation plan	—	—	397	—	—	—	397
Stock compensation	46	—	2,277	—	—	—	2,277
Cancellation of restricted shares	(109)	—	(2,041)	—	—	—	(2,041)
Balance at December 31, 2015	89,584	10,517	$1,399,419	$227,148	$—	$57,141	1,683,708
Net income (loss)	—	—	117,224	13,721	—	(651)	130,294
Distributions	—	—	(53,796)	(6,619)	—	—	(60,415)
Decrease in noncontrolling interest	—	—	414	—	—	(35,544)	(35,130)
Redemption of limited partner common units for shares of general partner common units	29	(29)	474	(474)	—	—	—
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	3	—	71	—	—	—	71
Directors’ deferred compensation plan	—	—	372	—	—	—	372
Other comprehensive income				231	1,985	—	2,216
Stock compensation	85	—	3,466	2,180	—	—	5,646
Cancellation of restricted shares	(4)	—	(75)	—	—	—	(75)
Balance at December 31, 2016	89,697	10,488	$1,467,569	$236,187	$1,985	$20,946	1,726,687

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$130,294	$(142,052)	$31,391
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets	186,549	172,108	173,848
Amortization of directors deferred compensation stock units	372	397	407
Amortization of stock compensation	5,646	2,219	11,097
Amortization of deferred financing costs	4,582	3,790	3,274
Write-off of unamortized discount on senior unsecured notes	—	—	12
Amortization of debt discount and mark-to-market	1,686	3,385	6,507
Equity in (earnings) loss of unconsolidated joint ventures	(18,788)	3,172	2,423
Distributions of cumulative earnings from unconsolidated joint ventures	6,120	5,644	11,213
Gain on change of control of interests	(15,347)	—	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(109,666)	(53,261)	(54,848)
Gain on sale of investments in unconsolidated joint ventures	(5,670)	(6,448)	—
Gain from extinguishment of debt	(12,420)	—	—
Impairments	—	197,919	—
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(12,775)	(1,760)	(4,083)
Increase in deferred charges, goodwill and other assets	(33,878)	(22,854)	(34,402)
Decrease (increase) in accounts receivable, net	596	(2,178)	355
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(14,535)	6,960	15,858
Decrease in rents received in advance and security deposits	(3,297)	(2,408)	(1,583)
(Decrease) increase in accrued interest payable	(9,362)	4,822	(2,216)

Net cash provided by operating activities	$100,107	$169,455	$159,253

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(407,869)	$(70,455)	$(61,938)
Rental property additions and improvements	(121,582)	(94,073)	(91,813)
Development of rental property and other related costs	(206,955)	(81,073)	(25,140)
Proceeds from the sales of rental property	607,457	81,049	274,839
Proceeds from the sale of investments in unconsolidated joint ventures	6,420	6,448	—
Investments in notes receivable	—	—	(62,276)
Repayment of notes receivable	500	8,250	62,526
Investment in unconsolidated joint ventures	(35,930)	(78,027)	(67,325)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	22,231	6,445	35,901
Increase in restricted cash	(1,934)	(1,098)	(14,451)

Net cash (used in) provided by investing activities	$(137,662)	$(222,534)	$50,323

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$1,165,000	$334,000	$277,328
Repayment of revolving credit facility	(1,034,000)	(179,000)	(277,328)
Repayment of senior unsecured notes	(448,339)	—	(350,000)
Borrowings from unsecured term loan	350,000	—	—
Proceeds from mortgages and loans payable	455,190	10,752	130,135
Repayment of mortgages, loans payable and other obligations	(349,426)	(43,133)	(83,808)
Acquisition of noncontrolling interests	(37,946)	—	—
Payment of contingent consideration	—	(1,167)	(5,228)
Payment of financing costs	(9,414)	(2,998)	(3,147)
Contributions from noncontrolling interests	1,065	2,140	145
Payment of distributions	(60,041)	(59,987)	(89,830)

Net cash provided by (used in) financing activities	$32,089	$60,607	$(401,733)

Net (decrease) increase in cash and cash equivalents	$(5,466)	$7,528	$(192,157)
Cash and cash equivalents, beginning of period	37,077	29,549	221,706

Cash and cash equivalents, end of period	$31,611	$37,077	$29,549

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage and apartment unit counts unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.5 percent common unit interest in the Operating Partnership as of both December 31, 2016 and December 31, 2015.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted.  Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.

As of December 31, 2016, the Company owned or had interests in 248 properties, consisting of 119 office and 110 flex properties, totaling approximately 26.6 million square feet, leased to approximately 1,600 commercial tenants, and 19 multi-family rental properties containing 5,614 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 119 office buildings totaling approximately 21.3 million square feet (which include 36 buildings aggregating approximately 5.6 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 94 office/flex buildings totaling approximately 4.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 19 multi-family properties totaling 5,614 apartments (which include 10 properties aggregating 3,587 apartments owned by unconsolidated joint ventures in which the Company has investment interests), six parking/retail properties totaling approximately 137,100 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies — Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

As of December 31, 2016 and 2015, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary have total real estate assets of $201.9 million and $273.4 million, respectively, mortgages of $78.4 million and $89.5 million, respectively, and other liabilities of $19.2 million and $17.5 million, respectively.

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

Actual results could differ from those estimates.  Certain reclassifications have been made to prior period amounts in order to conform with current period presentations, including a change in the classification of “acquisition of noncontrolling interests” to Financing Activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2016 from its classification as Investing Activities in the consolidated statements of cash flows in the Company’s quarterly filings on Form 10-Q for the quarters ended September 30, 2016 and June 30, 2016.

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Acquisition—related costs are expensed as incurred. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $2.6 million, $4.2 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in total rental property (primarily in buildings and improvements) is construction, tenant improvement and development in-progress of $361.1 million and $88.7 million as of December 31, 2016 and 2015, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, near-term mortgage debt maturities and/or other factors, including those that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.  See Note 3: Recent Transactions — Impairments on Properties Held and Used.

Rental Property Held for Sale

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Company generally considers assets to be held for sale when the transaction has received appropriate corporate authority, and there are no significant contingencies relating to the sale. If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established.

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

If the venture subsequently makes distributions and the Company does not have an implied or actual commitment to support the operations of the venture, including a general partner interest in the investee, the Company will not record a basis less than zero, rather such amounts will be recorded as equity in earnings of unconsolidated joint ventures.

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $4,582,000, $3,790,000 and $3,274,000 for the years ended December 31, 2016, 2015 and 2014, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. Included in loss from extinguishment of debt, net of gains, of $30.5 million, zero and $582,000 for the years ended December 31, 2016, 2015 and 2014 were unamortized deferred financing costs which were written off amounting to $745,000, zero and $12,000, respectively.

Deferred Leasing Costs

Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation related to commercial leases, which is capitalized and amortized, and included in deferred charges, goodwill and other assets, net was approximately $3,270,000, $3,521,000 and $3,840,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable. Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized. Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized. The Company determined that its goodwill was not impaired at December 31, 2016 after management performed its impairment tests.

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

Income and Other Taxes

The General Partner has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the General Partner generally will not be subject to corporate federal income tax (including alternative minimum tax) on net income that it currently distributes to its shareholders, provided that the General Partner satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income (determined by excluding any net capital gains) to its shareholders. If and to the extent the General Partner retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes, as applicable, on such net capital gains at the rate applicable to capital gains of a corporation.

The Operating Partnership is a partnership, and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

As of December 31, 2016, the estimated net basis of the rental property for federal income tax purposes was lower than the net assets as reported in the Operating Partnership’s financial statements by approximately $383,501,000. The Operating Partnership’s taxable income for the year ended December 31, 2016 was estimated to be approximately $30,208,000 and for the years ended December 31, 2015 and 2014 was approximately $63,285,000 and $73,546,008, respectively. The differences between book income and taxable income primarily result from differences in depreciation expenses, the recording of rental income, differences in the deductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange.

The General Partner has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of the General Partner may perform additional services for tenants of the General Partner and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.The General Partner has conducted business through its TRS entities for certain property management, development, construction and other related services, as well as to hold a joint venture interest in a hotel and other matters.

As of December 31, 2016, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $16.0 million which has been fully reserved for through a valuation allowance. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2016, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2012 forward.

Earnings Per Share or Unit

The Company presents both basic and diluted earnings per share or unit (“EPS or EPU”). Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period. Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or EPU from continuing operations amount. Shares or Units whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS or EPU as follows (i) if all necessary conditions have been satisfied by the end of the period (the events have occurred), those shares or units shall be included as of the beginning of the period in which the conditions were satisfied (or as of the date of the grant, if later) or (ii) if all necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares or units included in diluted EPS or EPU shall be based on the number of shares or units, if any, that would be issuable if the end of the reporting period were the end of the contingency period (for example, the number of shares or units that would be issuable based on current period earnings or period-end market price) and if the result would be dilutive. Those contingently issuable shares or units shall be included in the denominator of diluted EPS or EPU as of the beginning of the period (or as of the date of the grant, if later).

Dividends and Distributions Payable

The dividends and distributions payable at December 31, 2016 represents dividends payable to common shareholders (89,696,824 shares) and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (10,488,105 common units and 657,373 LTIP units) for all such holders of record as of January 5, 2017 with respect to the fourth quarter 2016. The fourth quarter 2016 common stock dividends and common unit distributions of $0.15 per common share and unit were approved by the Board of Directors on December 13, 2016 and paid on January 13, 2017.

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

The Company has determined that the $0.60 dividend per common share paid during the year ended December 31, 2016 represented 100 percent return of capital; the $0.60 dividend per common share paid during the year ended December 31, 2015 represented approximately 90 percent ordinary income and approximately 10 percent return of capital; and the $0.90 dividend per common share paid during the year ended December 31, 2014 represented approximately 77 percent ordinary income and approximately 23 return of capital.

Costs Incurred For Stock Issuances	Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), restricted stock units (“RSUs”), performance share units (“PSUs”), long term incentives plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Company recorded stock compensation expense of $5,646,000, $2,219,000 and $8,139,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The amount for 2014 included $5,824,000 related to the departure of certain executive officers.

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

Impact Of Recently-Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. While lease contracts with customers, which constitute the majority of the Company’s revenues, are a specific scope exception of ASU 2014-09, certain of the Company’s revenue streams may be impacted by ASU 2014-09. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, which eliminates a requirement for the retroactive adjustment on a step by step basis of the investment, results of operations, and retained earnings as if the equity method had been effective during all previous periods that the investment had been held when an investment qualifies for equity method accounting due to an increase in the level of ownership or degree of influence.  The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method of accounting should be adopted as of the date the investment becomes qualified for equity method accounting.  This guidance is to be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2016.  Since the Company uses the equity method of accounting for its investments in joint ventures, the adoption of ASU 2016-07 is not expected to materially impact the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.  In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability.  The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows.  This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Since the Company already has an entity-wide policy of accounting for forfeitures when they occur, the adoption of ASU 2016-09 is not expected to materially impact the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-15 will have on the Company’s consolidated statement of cash flows.

3.    RECENT TRANSACTIONS

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an investment agreement (the “Investment Agreement”) with affiliates of Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests of RRLP (the “Preferred Units”).  The initial closing under the Investment Agreement is expected to occur by mid-March 2017 for $150 million of Preferred Units, inclusive of a $30 million deposit paid by Rockpoint to RRLP on signing the Investment Agreement.  Additional closings of Preferred Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.

Acquisitions

2016

The Company acquired the following office properties during the year ended December 31, 2016 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property Address	Location	Bldgs.	Square Feet	Cost
04/04/16	11 Martine Avenue (a)	White Plains, New York	1	82,000	$10,750
04/07/16	320, 321 University Avenue (b)	Newark, New Jersey	2	147,406	23,000
06/02/16	101 Wood Avenue South (c)	Edison, New Jersey	1	262,841	82,300
07/01/16	111 River Street (c)	Hoboken, New Jersey	1	566,215	210,761

Total Acquisitions			5	1,058,462	$326,811

(a) Acquisition represented four units of condominium interests which collectively comprise floors 2 through 5. Upon completion of the acquisition, the Company owns the entire 14-story 262,000 square-foot building. The acquisition was funded using available cash.

(b) This acquisition was funded through borrowings under the Company’s unsecured revolving credit facility.

(c) This acquisition was funded using available cash and through borrowings under the Company’s unsecured revolving credit facility.

The purchase prices were allocated to the net assets acquired, as follows (in thousands):

		320, 321
	11 Martine	University	101 Wood	111 River
	Avenue	Avenue	Avenue	Street
Land and leasehold interest	$2,460	$7,305	$8,509	$204
Buildings and improvements	8,290	15,695	72,738	198,609
Above market leases (a)	—	—	58	617
In-place lease values (a)	—	—	6,743	43,801
Other assets	—	—	—	11,279
			88,048	254,510
Less: Below market lease values (a)	—	—	(5,748)	(43,749)
Net assets recorded upon acquisition	$10,750	$23,000	$82,300	$210,761

(a)         Above market, in-place and below market leases are being amortized over a weighted-average term of 8.1 years.

On January 11, 2017, the Company acquired three office properties totaling approximately 280,000 square feet located in Red Bank, New Jersey, for approximately $26.8 million, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  It was not practicable to finalize the purchase price allocation for this acquisition given the period of time between the acquisition date and the issuance of this Report.

On February 2, 2017, the Company agreed to acquire six office properties totaling approximately 1.1 million square feet, located in Short Hills and Madison, New Jersey for approximately $368 million, subject to certain conditions.  The acquisitions are expected to be completed in March 2017.

On February 27, 2017, the Company reached an agreement to acquire all joint venture partner interests in Monaco, a 523-apartment, two-tower, stabilized community located in Jersey City, New Jersey. The transaction, valued at $315 million, is expected to close in the second quarter of 2017.

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

The purchase prices were allocated to the net assets acquired during the year ended December 31, 2015, as follows (in thousands):

	Parsippany	Edison
Land	$5,590	$5,542
Buildings and improvements	4,710	40,762
Above market leases (1)	—	2,097
In-place lease values (1)	—	4,699

Net cash paid at acquisition	$10,300	$53,100

(1)         In-place lease values will be amortized over four years or less, and above market leases will be amortized over 10 years or less.

Properties Commencing Initial Operations

The following properties commenced initial operations during the year ended December 31, 2016 (dollars in thousands):

					Total
In-Service				# of	Development
Date	Property	Location	Type	Apartment Units	Costs
12/01/16	Quarry Place at Tuckahoe	Eastchester, NY	Multi-Family	108	$56,961	(a)
12/01/16	The Chase II at Overlook Ridge	Malden, MA	Multi-Family	292	65,218	(b)
Totals				400	$122,179

(a)         Development costs as of December 31, 2016 included approximately $5.6 million in land costs.

(b)         Development costs as of December 31, 2016 included approximately $10.8 million in land costs.  As of December 31, 2016, the Company anticipates additional costs of approximately $9.7 million, which will be funded from a construction loan.

Consolidations in 2016

On January 5, 2016, the Company, which held a 50 percent subordinated interest in the unconsolidated joint venture, Overlook Ridge Apartment Investors LLC, a 371-unit multi-family operating property located in Malden, Massachusetts, acquired the remaining interest for $39.8 million in cash plus the assumption of a first mortgage loan secured by the property with a principal balance of $52.7 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $10.2 million in the year ended December 31, 2016.  On January 19, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $72.5 million, which bears interest at 3.625 percent and matures in February 2023.  See Note 9: Mortgages, Loans Payable and Other Obligations.

During the second quarter 2016, the Company, which held a 38.25 percent subordinate interest in the unconsolidated Portside Apartment Developers, L.L.C., a joint venture which owns a 175-unit operating multi-family property located in East Boston, Massachusetts, acquired the remaining interests of its joint venture partners for $39.6 million in cash plus the assumption of a mortgage loan secured by the property with a principal balance of $42.5 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $5.2 million in the year ended December 31, 2016.  On July 8, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $59 million, which bears interest at 3.44 percent and matures in August 2023.  See Note 9: Mortgages, Loans Payable and Other Obligations.

The purchase prices were preliminarily allocated to the net assets acquired upon consolidation, as follows (in thousands):

	Overlook	Portside
	Ridge	Apts
Land and leasehold interest	$11,072	$—
Buildings and improvements	87,793	73,713
Furniture, fixtures and equipment	1,695	1,038
Other assets	237	10,181
In-place lease values (a)	4,389	2,637
Less: Below market lease values (a)	(489)	(242)
Sub Total	104,697	87,327

Less: Debt assumed	(52,662)	(42,500)

Net assets recorded upon consolidation	$52,035	$44,827

(a)         In-place lease values and below-market lease values will be amortized over a weighted average term of 7.4 months.

Other Investments in 2016

On April 26, 2016, the Company acquired the remaining non-controlling interest in a development project located in Weehawken, New Jersey for $36.4 million.  The project includes developable land for approximately 1,100 multi-family units, 290,000 square feet of office space, a 52.5 percent ownership interest in Port Imperial 4/5 Garage and Retail operating properties.  The initial phase, Port Imperial South 11, a 295-unit multi-family project, began construction in the first quarter 2016.

Dispositions/Rental Property Held for Sale

2016

The Company disposed of the following office and multi-family properties during the year ended December 31, 2016 (dollars in thousands):

							Realized
							Gains
				Net		Net	(losses)/
Disposition			# of	Sales		Book	Unrealized
Date	Property/Address	Location	Bldgs.	Proceeds		Value	Losses, net
03/11/16	2 Independence Way (a)	Princeton, New Jersey	1	$4,119		$4,283	$(164)
03/24/16	1201 Connecticut Avenue, NW	Washington, D.C.	1	90,591		31,827	58,764
04/26/16	125 Broad Street (b)	New York, New York	1	192,323		200,183	(7,860)
05/09/16	9200 Edmonston Road	Greenbelt, Maryland	1	4,083	(c)	3,837	246
05/18/16	1400 L Street	Washington, D.C.	1	68,399		30,053	38,346
07/14/16	600 Parsippany Road	Parsippany, New Jersey	1	10,465	(d)	5,875	4,590
07/14/16	4,5,6 Century Drive (e)	Parsippany, New Jersey	3	14,533		17,308	(2,775)
08/11/16	Andover Place	Andover, Massachusetts	1	39,863		37,150	2,713
09/26/16	222,233 Mount Airy Road (f)	Basking Ridge, New Jersey	2	8,817		9,039	(222)
09/27/16	10 Mountainview Road	Upper Saddle River, New Jersey	1	18,990		19,571	(581)
11/07/16	100 Willowbrook, 2,3,4 Paragon (g)	Freehold, New Jersey	4	14,634		19,377	(4,743)
12/05/16	4 Becker Farm Road	Roseland, New Jersey	1	41,400	(h)	31,001	10,399
12/09/16	101,103,105 Eisenhower Parkway	Roseland, New Jersey	3	46,423		45,999	424
12/22/16	Capital Office Park, Ivy Lane (i)	Greenbelt, Maryland	6	46,570		65,064	(18,494)
12/22/16	100 Walnut Avenue	Clark, New Jersey	1	28,428		7,529	20,899
12/22/16	20 Commerce Drive	Cranford, New Jersey	1	28,878		13,071	15,807
12/29/16	4200 Parliament Place (j)	Lanham, Maryland	1	5,965		5,983	(18)
Sub-total			30	664,481		547,150	117,331

Unrealized losses on rental property held for sale							(7,665)
Totals			30	$664,481		$547,150	$109,666

(a)	The Company recorded an impairment charge of $3.2 million on this property during the year ended December 31, 2015.
(b)	The Company recorded impairment charges of $83.2 million on this property during the year ended December 31, 2015.
(c)

The Company transferred the deed for this property to the lender in satisfaction of its obligations. The Company recorded an impairment charge of $3.0 million on this property during the year ended December 31, 2012.

(d)	$10.5 million of the net sales proceeds from this sale were held by a qualified intermediary. The Company received these proceeds on January 11, 2017.
(e)	The Company recorded impairment charges of $9.8 million on these properties during the year ended December 31, 2015.
(f)	The Company recorded impairment charges of $1.0 million on these properties during the year ended December 31, 2015.
(g)	The Company recorded impairment charges of $7.4 million on these properties during the year ended December 31, 2015.
(h)	The Company transferred the deed for this property to the lender in satisfaction of its obligations.
(i)	The Company recorded impairment charges of $66.5 million on these properties during the year ended December 31, 2015.
(j)	The Company recorded an impairment charge of $4.2 million on this property during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company signed agreements to sell eight office properties totaling approximately 750,000 square feet, subject to certain conditions, and identified them as held for sale as of December 31, 2016.  The properties are located in Princeton, Cranford and Bridgewater, New Jersey.  The Company determined that the carrying value of one of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $7.7 million at December 31, 2016.  In January and February 2017, the Company completed the disposition of these properties for net sales proceeds of approximately $45.8 million.

The following table summarizes the rental property held for sale, net, as of December 31, 2016: (dollars in thousands)

December 31,
2016
Land	$10,934
Buildings and improvements	68,266
Less: Accumulated depreciation	(31,792)
Less: Unrealized losses on properties held for sale	(7,665)
Rental property held for sale,net	$39,743

Other assets and liabilities related to the rental properties held for sale, as of December 31, 2016, include $1.7 million in deferred charges, and other assets, $1.2 million in Unbilled rents receivable, $1.1 million in Accounts payable, accrued expenses and other liabilities, and $1.9 million in Rents received in advance and security deposits.  Approximately $2.9 million of these assets and $0.5 million of these liabilities are expected to be written off with the completion of the sales.

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

The following table summarizes income (loss) from the properties disposed of during the years ended December 31, 2016, 2015 and 2014, for the years ended December 31, 2016, 2015 and 2014: (dollars in thousands)

	Years Ended
	2016	2015	2014
Total revenues	$60,590	$9,137	$53,975
Operating and other expenses	(36,428)	(5,532)	(24,311)
Depreciation and amortization	(22,712)	(11,700)	(9,955)
Interest expense	(10,845)	(7,008)	(10,369)

Income (loss) from properties disposed of	$(9,395)	$(15,103)	$9,340

Realized gains/unrealized Losses on dispositions	117,331	53,261	54,848

Total income (loss) from properties disposed of	$107,936	$38,158	$64,188

Impairments on Properties Held and Used in 2015

In September 2015, the Company announced a three-year strategic initiative to transform the Company into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  In connection with the transformation of the Company’s portfolio, management began developing a disposition plan in September 2015, which will be an ongoing assessment process.  At September 30, 2015, the Company evaluated the recoverability of the carrying values of these non-core properties as well as three properties with near term debt maturities, and determined that due to the shortening of the expected periods of ownership, it was necessary to reduce the carrying values of 25 rental properties to their estimated fair values.  Accordingly, the Company recorded an impairment charge of $164.2 million at September 30, 2015 reducing the aggregate carrying values of these properties from $602.8 million to their estimated fair values of $438.6 million.  At December 31, 2015, as a result of its periodic evaluation of the recoverability of the carrying values resulting from its ongoing assessment of non-core properties, the Company recorded an additional impairment charge of $33.7 million.

Unconsolidated Joint Venture Activity

On April 1, 2016, the Company bought out its partner PruRose Riverwalk G, L.L.C. for $11.3 million and increased its subordinated interest in Riverwalk G Urban Renewal, L.L.C. from 25 percent to 50 percent using borrowings on the Company’s unsecured credit facility.  Riverwalk G Urban Renewal, L.L.C., owns a 316-unit operating multi-family property located in West New York, New Jersey.  Concurrent with the refinancing in October 2016, the Company executed an agreement with the remaining partner which converted the 50 percent subordinated interest to 22.5 percent pari passu interest

On May 26, 2016, the Company sold its 50 percent interest in Port Imperial South 15, L.L.C. (“RiversEdge”) and its 20 percent interest in Port Imperial South 13 Urban Renewal, L.L.C. (“RiverParc”), joint ventures that own the 236-unit and the 280-unit multi-family operating properties, respectively, located in Weehawken, New Jersey for $6.4 million.  The Company realized a gain on the sale of $5.7 million.

On January 31, 2017, the Company sold its interest in KPG-P 100 IMW JV, LLC, Keystone-Penn and Keystone-Tristate joint ventures that own operating properties, located in Philadelphia, Pennsylvania for a combined sales price of $9.7 million.

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited

Partnership Units of the Operating Partnership (the “Preferred Units”). The Preferred Units were issued to the Company’s partners in the Plaza VIII & IX Associates L.L.C. joint venture that owns a development site adjacent to the Company’s Harborside property in Jersey City, New Jersey as consideration for their approximate 37.5 percent interest in the joint venture. Concurrent with the issuance of the Preferred Units, the Company purchased from other partners in the Plaza VIII & IX Associates L.L.C. joint venture their approximate 12.5 percent interest for approximately $14.3 million in cash.  The results of these transactions increased the Company’s interests in the joint venture from 50 percent to 100 percent.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2016, the Company had an aggregate investment of approximately $320.0 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of December 31, 2016, the unconsolidated joint ventures owned: 36 office properties aggregating approximately 5.6 million square feet, 10 multi-family properties totaling 3,587 apartments, two retail properties aggregating approximately 81,700 square feet, a 350-room hotel, development projects for up to approximately 822 apartments; and interests and/or rights to developable land parcels able to accommodate up to 4,151 apartments.  The Company’s unconsolidated interests range from 7.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of December 31, 2016, such debt had a total facility amount of $192 million of which the Company agreed to guarantee up to $22 million.  As of December 31, 2016, the outstanding balance of such debt totaled $155.2 million of which $22 million was guaranteed by the Company.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $3.7 million and $5.5 million for such services in the years ended December 31, 2016 and 2015, respectively.  The Company had $0.7 million and $0.8 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2016 and 2015.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2016 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $185.4 million as of December 31, 2016.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $207.4 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $22 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of December 31, 2016 and 2015: (dollars in thousands)

								Property Debt
	Number of		Company’s		Carrying Value			As of December 31, 2016
	Apartment Units		Effective		December 31,	December 31,				Maturity		Interest
Entity / Property Name	or Rentable Square Feet (sf)		Ownership% (a)		2016	2015		Balance		Date		Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%		$15,150	$15,569		$95,000		05/01/18		4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (b)	523	units	15.00%		—	937		165,000		02/01/21		4.19%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (b) (c)	130	units	12.50%		7,145	5,723		43,958			(d)		(d)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial (e)	316	units	22.50	%(f)	9,707	—		82,000		11/10/26		3.21	%(f)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b) (v)	355	units	7.50%		—	—		128,100		03/01/30		4.00%
Crystal House Apartments Investors LLC / Crystal House (g)	794	units	25.00%		30,565	28,114		165,000		04/01/20		3.17%
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (h)	363	units	20.00%		1,678	1,678		—		—		—
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%		18,050	16,728		72,544		03/30/17		L+2.25	%(i)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b) (v)	227	units	7.50%		—	—		81,900		03/01/30		4.00%
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	45.00%		2,085	2,544		30,000		08/01/25		3.70%
Capitol Place Mezz LLC / Station Townhouses	378	units	50.00%		43,073	46,267		100,700		07/01/33		4.82%
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	763	units	85.00%		100,188	96,799		155,186		08/01/29		5.197	%(j)
RoseGarden Monaco, L.L.C./ San Remo Land	250	potential units	41.67%		1,400	1,339		—		—		—
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850	potential units	50.00%		337	337		—		—		—
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%		1,962	1,962		—		—		—
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations) (u)	1,225,000	sf	50.00%		4,448	4,055		—		—		—

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%		4,339	4,140		14,476		05/17/17		L+3.00%
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%		6,237	5,890		11,041		07/01/23		2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%		3,124	2,295		5,480		11/01/23		4.76%
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	33.33	%(t)	—	—		72,000		09/08/18		L+5.95	%(k)
Keystone-Penn	1,842,820	sf	(l)	(t)	—	—		235,059			(m)		(m)
Keystone-TriState	1,266,384	sf	(n)	(t)	2,285	3,958		218,639			(o)		(o)
KPG-MCG Curtis JV, L.L.C./ Curtis Center (p)	885,000	sf	50.00%		65,400	59,858			(q)		(q)		(q)

Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial (b)	30,745	sf	20.00%		1,706	1,758		—		—		—
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%		163		(r)	100,000		10/01/26		3.668%
Other (s)					1,005	3,506		—		—		—
Totals:					$320,047	$303,457		$1,776,083

(a)	Company’s effective ownership% represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $37,640, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,318, bears interest at 3.63 percent, matures in August 2018. On February 3, 2017, the venture obtained a construction loan for the Lofts at 40 Park with a maximum borrowing amount of $13,950, which bears interest at LIBOR plus 250 basis points and matures in February 2020.

(e)

During the second quarter 2016, the Company acquired the equity interests of its joint venture partner in Portside Apartment Holdings, L.L.C and PruRose Riverwalk G, L.L.C. for $39.6 million and $11.3 million, respectively, which increased its ownership to 100 percent in Portside Apartment Holdings, LLC and 50 percent in Riverwalk G Urban Renewal, L.L.C. (See Note 3: Recent Transactions — Acquisitions).

(f)

The loan was refinanced in October 2016. The new $82 million loan matures in November 2026 and has an interest rate of 3.21 percent. Concurrent with the refinancing in October 2016, the Company executed an agreement with the remaining partner which converted its 50 percent subordinated interest to 22.5 percent pari passu interest.

(g)	The Company also owns a 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.
(h)	The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.
(i)	The construction loan has a maximum borrowing amount of $77,400 and provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points for each year.
(j)

The construction/permanent loan has a maximum borrowing amount of $192,000. The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.

(k)	The mortgage loan has three one-year extension options, subject to certain conditions.
(l)

The Company’s equity interests in the joint ventures will be subordinated to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(m)

Principal balance of $127,103 bears interest at 5.114 percent and matures on August 27, 2023; principal balance of $45,500 bears interest at 5.01 percent and matures on September 6, 2025; principal balance of $18,281 bears interest at LIBOR+5.5 percent and matures on December 21, 2020; principal balance of $22,500 bears interest at LIBOR+5.2 percent and matures on August 31, 2019; principal balance of $11,250 bears interest at LIBOR+5.5 percent and matures on January 9, 2019; principal balance of $10,425 bears interest at LIBOR+6.0 percent matures on August 27, 2017.

(n)

Includes the Company’s pari-passu interests of $2.3 million in five properties and Company’s subordinated equity interests to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(o)

Principal balance of $47,500 bears interest at 5.57 percent and matures on July 1, 2017; principal balance of $78,439 bears interest at rates ranging from 5.65 percent to 6.75 percent and matures on September 9, 2017; principal balance of $14,250 bears interest at 4.88 percent and matures on July 6, 2024; principal balance of $63,400 bears interest at 4.93 percent and matures on July 6, 2044; principal balance of $15,050 bears interest at 4.71 percent and matures on August 6, 2024.

(p)	Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12.
(q)	See Note 9: Mortgages, Loans Payable and Other Obligations for debt secured by interests in these assets.
(r)	The negative carrying value for this venture of $3,317 as of December 31, 2015, was included in accounts payable, accrued expenses and other liabilities.
(s)

The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company’s operations in the near term.

(t)	On January 31, 2017, the Company sold its equity interest in the joint venture. See Note 3: Recent Transactions - Unconsolidated Joint Venture Activity.
(u)	On February 3, 2017, the Company acquired the equity interest of its partner. See Note 3: Recent Transactions - Unconsolidated Joint Venture Activity.

(v)

On February 15, 2017, the Company sold its 7.5 percent interest in Elmajo Urban Renewal Associates, LLC and Estuary Urban Renewal Unit B, LLC joint ventures that own operating multi-family properties, located in Weehawken, New Jersey for a combined sales price of $5.1 million.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2016 and 2015: (dollars in thousands)

	Year Ended December 31,
Entity / Property Name	2016	2015	2014
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$231	$231	$(19)
RoseGarden Monaco Holdings, L.L.C./ Monaco	(937)	(1,224)	(1,040)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(317)	(364)	(345)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	(1,146)	(955)	(2,139)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	—	—	(203)
Crystal House Apartments Investors LLC / Crystal House	(870)	(123)	(139)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(120)	(474)	(646)
RoseGarden Marbella South, L.L.C./ Marbella II	(202)	—	—
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	—	1	(15)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(190)	(363)	(150)
Capitol Place Mezz LLC / Station Townhouses	(2,440)	(3,687)	(75)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	(219)	—	(218)
RoseGarden Monaco, L.L.C./ San Remo Land	—	—	—
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	(80)	(32)	(54)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	(53)	(5)	(10)
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	393	344	320
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	448	392	380
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	347	270	106
BNES Associates III / Offices at Crystal Lake	(15)	115	240
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	—	(800)	(1,887)
Keystone-Penn	600	3,812	—
Keystone-TriState	(1,672)	(2,182)	(318)
KPG-MCG Curtis JV, L.L.C./ Curtis Center	(92)	475	624
Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(52)	(70)	(102)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson (a)	24,180	3,036	2,602
Other	994	(1,569)	665
Company’s equity in earnings (loss) of unconsolidated joint ventures	$18,788	$(3,172)	$(2,423)

(a)         Equity in earnings in 2016 includes the effect of distributions received from the joint venture’s refinancing.  See Recent Joint Venture Transactions following in this footnote.

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2016 and 2015: (dollars in thousands)

	December 31,	December 31,
	2016	2015
Assets:
Rental property, net	$1,746,233	$1,781,621
Other assets	278,289	307,000
Total assets	$2,024,522	$2,088,621
Liabilities and partners’/ members’ capital:
Mortgages and loans payable	$1,350,973	$1,298,293
Other liabilities	247,212	215,951
Partners’/members’ capital	426,337	574,377
Total liabilities and partners’/members’ capital	$2,024,522	$2,088,621

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2016, 2015 and 2014: (dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Total revenues	$377,711	$318,980	$305,034
Operating and other expenses	(262,703)	(220,982)	(233,320)
Depreciation and amortization	(75,512)	(71,711)	(42,985)
Interest expense	(58,390)	(52,972)	(32,862)
Net loss	$(18,894)	$(26,685)	$(4,133)

Recent Joint Venture Transactions

The South Pier at Harborside venture had a $59.1 million mortgage loan collateralized by the hotel property, which bore interest at a rate of 6.15 percent and was scheduled to mature in November 2016.  The venture also had a $3.0 million loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development (“HUD loan”), which was guaranteed by the Company, half of which was indemnified by the venture partner.  On September 14, 2016, the venture refinanced the mortgage loan and repaid in full the HUD loan, eliminating the previous guarantee which had caused the Company to carry this investment at a negative balance. The Company recorded this reversal through equity in earnings for the year ended December 31, 2016.

The new loan, with a balance of $100.0 million at December 31, 2016, bears interest at a rate of 3.668 percent and matures in October 2026.  In connection with the refinancing, the venture distributed $35.7 million of the loan proceeds, of which the Company’s share was $17.8 million.  Prior to this distribution, the Company had already received cumulative distributions in excess of cumulative earnings and contributions resulting in a carrying value of zero and as such, $17.8 million was recognized as equity in earnings for the year ended December 31, 2016.  The Company has no obligations to fund future venture losses nor has any guarantees on the joint venture’s current debt.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	December 31,
(dollars in thousands)	2016	2015
Deferred leasing costs	$220,947	$239,690
Deferred financing costs - unsecured revolving credit facility (a)	5,400	5,394
	226,347	245,084
Accumulated amortization	(107,359)	(118,014)
Deferred charges, net	118,988	127,070
Notes receivable (b)	13,251	13,496
In-place lease values, related intangibles and other assets, net (c)(d)	72,046	10,931
Goodwill (e)	2,945	2,945
Prepaid expenses and other assets, net (f)	60,720	49,408

Total deferred charges, goodwill and other assets, net	$267,950	$203,850

(a)         Pursuant to recently issued accounting standards, deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(b)         Includes as of December 31, 2016: a mortgage receivable for $10.4 million which bore interest at LIBOR plus six percent and was repaid in full in January 2017, and an interest-free note receivable with a net present value of $2.8 million which matures in April 2023 and the Company believes is fully collectible.

(c)          In accordance with ASC 805, Business Combinations, the Company recognizes rental revenue of acquired above and below market lease intangibles over the terms of the respective leases.  The impact of amortizating the acquired above and below-market lease intangibles increased revenue by approximately $1.9 million, $0.2 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The following table summarizes, as of December 31, 2016, the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (dollars in thousands).

	Acquired Above-	Acquired Below-
	Market Lease	Market Lease	Total
Year	Intangibles	Intangibles	Amortization
2017	$(1,068)	$3,827	$2,759
2018	(691)	3,575	2,884
2019	(574)	3,423	2,849
2020	(386)	3,204	2,818
2021	(298)	3,178	2,880

(d)         In accordance with ASC 805, Business Combinations, the value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases.  The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $14.3 million, $1.4 million and $6.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The following table summarizes, as of December 31, 2014, the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (dollars in thousands).

Year
2017	$7,869
2018	4,391
2019	4,069
2020	2,868
2021	2,785

(e)          All goodwill is attributable to the Company’s Multi-family Services segment.

(f)           Includes as of December 31, 2016, $10.5 million of proceeds from property sales held by a qualified intermediary.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of December 31, 2016, the Company had outstanding interest rate swaps with a combined notional value of $350 million that were designated as cash flow hedges of interest rate risk. During the year ending December 31, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2016, 2015 and 2014 the Company recorded ineffectiveness gain of $0.6 million, zero and zero, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1.7 million will be reclassified as an increase to interest expense.

Undesignated Cash Flow Hedges of Interest Rate Risk

Interest rate caps not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company recognized expenses of $2,000, $93,000 and $79,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2016 and 2015.  (dollars in thousands)

	Fair Value
Asset Derivatives designated	December 31,
as hedging instruments	2016	2015	Balance sheet location
Interest rate swaps	$2,847	$—	Deferred charges, goodwill and other assets

Asset Derivatives not designated
as hedging instruments
Interest rate caps	$—	$2	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the years ending December 31, 2016, 2015 and 2014.  (dollars in thousands)

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness

Amount of Gain or (Loss)
Recognized in Income on
Derivative (Ineffective Portion,
Reclassification for Forecasted
Transactions No Longer
Probable of Occurring and
Amount Excluded from
Effectiveness Testing)

Hedging Relationships	2016	2015	2014	(Effective Portion)	2016	2015	2014	Testing)	2016	2015	2014
Year ended December 31,

Interest rate swaps	$1,183	$—	$—	Interest expense	$3,398	$—	$—	Interest and other investment income (loss)	$631	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of December 31, 2016, the Company did not have any derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk.  As of December 31, 2016, the Company has not posted any collateral related to these agreements.

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

	December 31,
	2016	2015
Security deposits	$8,778	$7,785
Escrow and other reserve funds	45,174	27,558

Total restricted cash	$53,952	$35,343

7.    SENIOR UNSECURED NOTES

On September 12, 2016, the Company commenced a tender offer to purchase for cash any and all of its $250 million principal amount, 7.750 percent Senior Unsecured Notes due August 15, 2019 (the “2019 Notes”), subject to certain terms and conditions. On September 19, 2016, the Company purchased approximately $114.9 million principal amount of these notes validly tendered pursuant to its tender offer.  The purchase price, including a make-whole premium, was 115.977 percent of the face amount of these notes, plus all accrued and unpaid interest up to the settlement date.  The Company funded the purchase price, including accrued and unpaid interest, of approximately $134.1 million using available cash and borrowings on the Company’s unsecured revolving credit facility.

On November 29, 2016, the Company announced that it would redeem for cash all $135.1 million outstanding principal amount of the 2019 Notes. The 2019 Notes were redeemed on December 28, 2016. The redemption price for the 2019 Notes, including a make-whole premium, was 115.314 percent of the principal amount of the 2019 Notes, plus any accrued and unpaid interest up to the redemption date. The Company funded the redemption price, including accrued and unpaid interest, of approximately $159.7 million using available cash and borrowings from its unsecured revolving credit facility.

In connection with the redemption of the 2019 Notes, the Company recorded approximately $40.7 million as a loss from extinguishment of debt for the year ended December 31, 2016.

A summary of the Company’s senior unsecured notes as of December 31, 2016 and 2015 is as follows:  (dollars in thousands)

	December 31,	December 31,	Effective
	2016	2015	Rate (1)
5.800% Senior Unsecured Notes, due January 15, 2016 (2)	—	$200,000	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019 (3)	—	250,000	8.017%
2.500% Senior Unsecured Notes, due December 15, 2017	$250,000	250,000	2.803%
4.500% Senior Unsecured Notes, due April 18, 2022	300,000	300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	825,000	1,275,000
Adjustment for unamortized debt discount	(4,430)	(6,156)
Unamortized deferred financing costs	(3,215)	(5,062)

Total senior unsecured notes, net	$817,355	$1,263,782

(1)         Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

(2)         On January 15, 2016, the Company repaid these notes at maturity using proceeds from a new unsecured term loan and borrowings under the Company’s unsecured revolving credit facility.

(3)         During the year ended December 31, 2016, the Company purchased and redeemed these notes.  See summaries above.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of December 31, 2016.

8.    UNSECURED REVOLVING CREDIT FACILITY AND TERM LOANS

Before it amended and restated its unsecured revolving credit facility in January 2017, the Company had a $600 million unsecured revolving credit facility with a group of 17 lenders that was scheduled to mature in July 2017.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity payable quarterly in arrears was based upon the Operating Partnership’s unsecured debt ratings at the time, as follows:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3 (current through January 2017 amendment)	130.0	30.0
BBB or Baa2	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

The terms of the unsecured facility through January 2017 included certain restrictions and covenants which limited, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default had occurred and was continuing, the Company would not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its unsecured revolving credit facility as of December 31, 2016

On January 25, 2017, the Company entered into an amended revolving credit facility and new term loan agreement (“2017 Credit Agreement”) with a group of 13 lenders.  Pursuant to the 2017 Credit Agreement, the Company refinanced its existing $600 million unsecured revolving credit facility (“2017 Credit Facility”) and entered into a new $325 million unsecured, delayed-draw term loan facility (“2017 Term Loan”).

The terms of the 2017 Credit Facility included: (1) a four-year term ending in January 2021, with two six-month extension options; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, currently the London Inter-Bank Offered Rate (“LIBOR”) plus 120 basis points, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, currently 25 basis points, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio.

The terms of the 2017 Term Loan include: (1) a three-year term ending in January 2020, with two one-year extension options; (2) multiple draws of the term loan commitments may be made within 12 months of the effective date of the 2017 Credit Agreement up to an aggregate principal amount of $325 million (subject to increase as discussed below), with no requirement to be drawn in full; provided, that, if the Company does not borrow at least 50 percent of the initial term commitment from the term lenders (i.e. 50 percent of $325 million) on or before July 25, 2017, the amount of unused term loan commitments shall be reduced on such date so that, after giving effect to such reduction, the amount of unused term loan commitments is not greater than the outstanding term loans on such date; (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, currently the LIBOR plus 140 basis points, or, at the Operating Partnership’s option if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a term commitment fee on any unused term loan commitment during the first 12 months after the effective date of the 2017 Credit Agreement at a rate of 0.25 percent per annum on the sum of the average daily unused portion of the aggregate term loan commitments.

On up to four occasions at any time after the effective date of the 2017 Credit Agreement, the Company may elect to request (1) an increase to the existing revolving credit commitments (any such increase, the “New Revolving Credit Commitments”) and/or (2) the establishment of one or more new term loan commitments (the “New Term Commitments”, together with the 2017 Credit Commitments, the “Incremental Commitments”), by up to an aggregate amount not to exceed $350 million for all Incremental Commitments.  The Company may also request that the sublimit for letters of credit available under the 2017 Credit Facility be increased to $100 million (without arranging any New Revolving Credit Commitments).  No lender or letter of credit issued has any obligation to accept any Incremental Commitment or any increase to the letter of credit subfacility.  There is no premium or penalty associated with full or partial prepayment of borrowings under the 2017 Credit Agreement.

The 2017 Credit Agreement, which applies to both the 2017 Credit Facility and 2017 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the 2017 Credit Agreement (described below), or (ii) the property dispositions are completed while the Company is under an event of default under the 2017 Credit Agreement, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the entire outstanding balance under the 2017 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended.

Through February 24, 2017, the Company had $264 million in outstanding borrowings under the 2017 Credit Facility and no outstanding borrowings under its 2017 Term Loan.

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which matures in January 2019 with two one-year extension options.  The interest rate for the term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Operating Partnership’s unsecured debt ratings, or, at the Company’s option, a defined leverage ratio.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent.  The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay $200 million senior unsecured notes that matured on January 15, 2016.  As of December 31, 2016 and December 31, 2015, there was $1.9 million and zero of unamortized deferred financing costs related to this debt.

The interest rate on the 2016 Term Loan is based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points
Higher of S&P or Moody’s	Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (current interest rate based on Company’s election)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

If the Company elected to use the defined leverage ratio, the interest rate under the 2016 Term Loan would be based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145.0
>45% and<50% (current ratio)	155.0
>50% and <55%	165.0
>55%	195.0

The terms of the 2016 Term Loan include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the term loan described below, or (ii) the property dispositions are completed while the Company is under an event of default under the term loan, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its 2016 Term Loan as of December 31, 2016.

As of December 31, 2016 and 2015, the Company’s unsecured credit facility and term loans totaled $634.1 million and $155 million, respectively, comprised of: $286 million of outstanding borrowings under its unsecured revolving credit facility and $348.1 from the 2016 Term Loan (net of unamortized deferred financing costs of $1.9 million) as of December 31, 2016; and $155 million of borrowings under its unsecured revolving credit facility as of December 31, 2015.

9.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of December 31, 2016, 13 of the Company’s properties, with a total carrying value of approximately $970.0 million, and four of the Company’s land and development projects, with a total carrying value of approximately $194.8 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  Except as noted below, the Company was in compliance with its debt covenants under its mortgages and loans payable as of December 31, 2016.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2016 and 2015 is as follows: (dollars in thousands)

		Effective		December 31,	December 31,
Property/Project Name	Lender	Rate (a)		2016	2015	Maturity
Port Imperial South (b)	Wells Fargo Bank N.A.	LIBOR+1.75%		—	$34,962	—
6 Becker, 85 Livingston,
75 Livingston & 20 Waterview (c)	Wells Fargo CMBS	10.260%		—	63,279	—
9200 Edmonston Road (d)	Principal Commercial Funding L.L.C.	9.780%		—	3,793	—
Various (e)	Prudential Insurance	6.332%		—	143,513	—
4 Becker (f)	Wells Fargo CMBS	11.260%		—	40,631	—
100 Walnut Avenue (g)	Guardian Life Insurance Co.	7.311%		—	18,273	—
150 Main St. (h)	Webster Bank	LIBOR+2.35%		$26,642	10,937	03/30/17
Curtis Center (i)	CCRE & PREFG	LIBOR+5.912%		75,000	64,000	10/09/17
23 Main Street	JPMorgan CMBS	5.587%		27,838	28,541	09/01/18
Port Imperial 4/5 Hotel (j)	Fifth Third Bank & Santander	LIBOR+4.50%		14,919	—	10/06/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%		213,640	217,736	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
Chase II (k)	Fifth Third Bank	LIBOR+2.25%		34,708	—	12/16/18
One River Center (l)	Guardian Life Insurance Co.	7.311%		41,197	41,859	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872	%(m)	27,500	27,500	04/10/19
250 Johnson	M&T Bank	LIBOR+2.35%		2,440	—	05/20/19
Port Imperial South 11 (n)	JPMorgan Chase	LIBOR+2.35%		14,073	—	11/24/19
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%		4,000	4,000	12/01/21
The Chase at Overlook Ridge	New York Community Bank	3.740%		72,500	—	02/01/23
Portside 7 (o)	CBRE Capital Markets/	3.569%		58,998	—	08/01/23
	FreddieMac
101 Hudson (p)	Wells Fargo CMBS	3.197	%(q)	250,000	—	10/11/26
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%		32,600	32,600	12/01/29

Principal balance outstanding				896,055	731,624
Adjustment for unamortized debt discount				—	(548)
Unamortized deferred financing costs				(7,470)	(4,465)

Total mortgages, loans payable and other obligations, net				$888,585	$726,611

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On January 19, 2016, the loan was repaid in full at maturity, using borrowings from the Company’s unsecured revolving credit facility.
(c)

On April 22, 2016, the loan was repaid at a discount for $51.5 million, using borrowings from the Company’s unsecured revolving credit facility. Accordingly, the Company recognized a gain on extinguishment of debt of $12.4 million, which is included in loss on extinguishment of debt, net.

(d)	On May 5, 2016, the Company transferred the deed for 9200 Edmonston Road to the lender in satisfaction of its obligations and recorded a gain of $0.2 million.
(e)	On November 16, 2016, the loan was repaid in full, using borrowings from the Company’s unsecured revolving credit facility.
(f)	On December 5, 2016, the Company transferred the deed for 4 Becker Farm Road to the lender in satisfaction of its obligations and recorded a gain of $10.4 million.
(g)

On December 22, 2016, the loan was repaid at a premium, using proceeds from the disposition of 100 Walnut Avenue. Accordingly, the Company recognized a loss on extinguishment of debt of $2.3 million, which is included in loss on extinguishment of debt, net.

(h)	This construction loan has a maximum borrowing capacity of $28.8 million.
(i)

The Company owns a 50 percent tenants-in-common interest in the Curtis Center property. The Company’s $75 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 3.998 percent at December 31, 2016 and its 50 percent interest in a $48 million mezzanine loan with a current rate of 10.204 percent at December 31, 2016. The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points. The Company has entered into LIBOR caps for the periods of the loans. In October 2016, the first of three one-year extension options was exercised by the venture.

(j)	This construction loan has a maximum borrowing capacity of $94 million.
(k)	This construction loan has a maximum borrowing capacity of $48 million.
(l)	Mortgage is collateralized by the three properties comprising One River Center.
(m)	The effective interest rate includes amortization of deferred financing costs of 0.122 percent.
(n)	This constuction loan has a maximum borrowing capacity of $78 million.
(o)	This mortgage loan was obtained by the Company in July 2016 to replace a $42.5 million mortgage loan that was in place at the property acquisition date of April 1, 2016.
(p)	This mortgage loan was obtained by the Company on September 30, 2016.
(q)	The effective interest rate includes amortization of deferred financing costs of 0.0798 percent.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments for the Company’s senior unsecured notes (see Note 7), unsecured revolving credit facility and term loan (see Note 8) and mortgages, loans payable and other obligations as of December 31, 2016 are as follows: (dollars in thousands)

	Scheduled	Principal
Period	Amortization	Maturities	Total
2017	$6,776	$637,643	$644,419
2018	6,977	281,163	288,140
2019	1,912	430,799	432,711
2020	1,977	—	1,977
2021	2,050	3,800	5,850
Thereafter	6,813	977,145	983,958
Sub-total	26,505	2,330,550	2,357,055
Adjustment for unamortized debt discount/premium, net December 31, 2016	(4,430)	—	(4,430)
Unamortized deferred financing costs	(12,616)		(12,616)

Totals/Weighted Average	$9,459	$2,330,550	$2,340,009

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2016, 2015 and 2014 was $122,414,000, $115,123,000 and $119,664,000, respectively.  Interest capitalized by the Company for the years ended December 31, 2016, 2015 and 2014 was $19,316,000, $16,217,000, and $15,470,000, respectively (of which these amounts included $5,055,000, $5,325,000 and $4,646,000 for the years ended December 31, 2016, 2015 and 2014, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of December 31, 2016, the Company’s total indebtedness of $2,357,055,000 (weighted average interest rate of 3.79 percent) was comprised of $481,282,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.93 percent) and fixed rate debt and other obligations of $1,875,773,000 (weighted average rate of 4.01 percent).

As of December 31, 2015, the Company’s total indebtedness of $2,154,920,000 (weighted average interest rate of 5.22 percent) was comprised of $292,399,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.81 percent) and fixed rate debt and other obligations of $1,862,521,000 (weighted average rate of 5.60 percent).

10.  EMPLOYEE BENEFIT 401(k) PLANS AND DEFERRED RETIREMENT COMPENSATION AGREEMENTS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2016, 2015 and 2014 was $1,029,000, $970,000 and zero, respectively.

On September 12, 2012, the Board of Directors of the Company approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”).  Pursuant to the Deferred Retirement Compensation Agreements, the Company was to make annual contributions of stock units (“Stock Units”) representing shares of the General Partner’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each participating executive.  Vesting of each annual contribution of Stock Units was to occur on December 31 of each year, subject to continued employment.  In connection with the separation from service to the General Partner of certain executive officers effective March 31, 2014, the Company agreed to make cash payments totaling $1.2 million for all vested and unvested Stock Units and future cash contributions pursuant to the Deferred Retirement Compensation Agreements.  In connection with the separation from service to the General Partner of its former president and chief executive officer effective June 30, 2015, the Company agreed to make cash payments of $2.3 million on the separation date for all vested and unvested Stock Units and future cash contributions pursuant to his Deferred Retirement Compensation Agreement.  Total expense recognized by the Company under the Deferred Retirement Compensation Agreements for the years ended December 31, 2016, 2015 and 2014 was zero, zero and $2,957,000, respectively.

11.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2016 and 2015.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2016 and 2015.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured term loan, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,308,488,000 and $2,150,507,000 as compared to the book value of approximately $2,340,009,000 and $2,145,393,000 as of December 31, 2016 and 2015, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments.  As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

Valuations of rental property identified as held for sale are based on sale prices, net of estimated selling costs, of such property, based on signed sale agreements.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2016 and 2015.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

12.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $1.1 million, $990,000 and $990,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $3.9 million, $3.4 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022.  The PILOT payment equals $1,227,708 annually through April 2017 and then increases to $1,406,064 annually until expiration.  The PILOT totaled $613,900 for the year ended December 31, 2016.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2016, are as follows: (dollars in thousands)

Year	Amount
2017	$2,024
2018	1,989
2019	1,999
2020	2,015
2021	2,015
2022 through 2084	170,249

Total	$180,291

Ground lease expense incurred by the Company during the years ended December 31, 2016, 2015 and 2014 amounted to $1.5 million, $406,000 and $406,000, respectively.

CONSTRUCTION PROJECTS

In 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC to form Harborside Unit A Urban Renewal, L.L.C. that is developing a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal at the Company’s Harborside complex in Jersey City, New Jersey.  The Company owns an 85 percent interest in the joint venture with shared control over major decisions.  The construction of the project, which is projected to be ready for occupancy by first quarter 2017, is estimated to cost $320 million (of which development costs of $301.1 million have been incurred by the venture through December 31, 2016).  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with $155.2 million outstanding as of December 31, 2016).  The Company does not expect to fund any future development costs of the project, as future development costs will be funded by using the loan financing.

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the fourth quarter 2017.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92 million with development costs of $34.5 million incurred through December 31, 2016.  The Company has a construction loan with a maximum borrowing amount of $58 million (with no outstanding balance as of December 31, 2016).  The Company does not expect to fund additional costs for the completion of the project as future development costs will be funded by using the loan financings.

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The construction of the project is estimated to cost $129.6 million, with development costs of $55.8 million incurred by the venture through December 31, 2016.  The venture has a $94 million construction loan (with $14.9 million outstanding as of December 31, 2016).  The Company does not expect to fund additional costs for the completion of the project as future costs will be funded by using the loan financing.

In 2016, the Company commenced the repurposing of a former office property site in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million of which development costs of $18.6 million have been incurred through December 31, 2016, is expected to be ready for occupancy by the fourth quarter of 2017.   The project costs are expected to be funded primarily from a $42 million construction loan.

In 2016, the Company started construction of a 296-unit multi-family project in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million.  The project costs are expected to be funded primarily from a $73 million construction loan.  The Company expects to fund $38.4 million for the development of the project, of which the Company has funded $35.3 million as of December 31, 2016.

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, which is expected to be ready for occupancy by first quarter 2018, is estimated to cost $124 million (of which development costs of $42 million have been incurred through December 31, 2016).  The project costs are expected to be funded primarily from a $78 million construction loan.  The Company expects to fund $46 million for the development of the project, of which the Company has funded $27.9 million as of December 31, 2016.

The Company is developing a 310-unit multi-family project in Conshohocken, Pennsylvania, which began construction in third quarter 2016 with anticipated initial occupancy in fourth quarter 2018.  The project is estimated to cost $89.4 million (of which development costs of $21.7 million have been incurred through December 31, 2016).  The project costs are expected to be funded primarily from a $54 million construction loan and the balance of $35.4 million from the Company.

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the General Partner’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired in 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  107 of the Company’s properties, with an aggregate net book value of approximately $1.2 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at December 31, 2016 are as follows (dollars in thousands):

Year	Amount
2017	$405,978
2018	355,347
2019	301,414
2020	257,365
2021	225,052
2022 and thereafter	959,213

Total	$2,504,369

Multi-family rental property residential leases are excluded from the above table as they generally expire within one year.

14.       MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY AND MACK-CALI REALTY, L.P.’S PARTNERS’ CAPITAL

To maintain its qualification as a REIT, not more than 50 percent in value of the outstanding shares of the General Partner may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any taxable year of the General Partner, other than its initial taxable year (defined to include certain entities), applying certain constructive ownership rules.  To help ensure that the General Partner will not fail this test, the General Partner’s Charter provides, among other things, certain restrictions on the transfer of common stock to prevent further concentration of stock ownership.  Moreover, to evidence compliance with these requirements, the General Partner must maintain records that disclose the actual ownership of its outstanding common stock and demands written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital consisting of common units in the Operating Partnership held by the General Partner, and (b) Limited Partners’ capital consisting of common units and LTIP Units held by the limited partners.  See Note 15: Noncontrolling interests in Subsidiaries.

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”).  The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The General Partner has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these purchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The General Partner has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.5 million shares of the General Partner’s common stock have been reserved for future issuance.  The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the General Partner’s shares of common stock.  The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company’s effective registration statement on Form S-3 filed with the SEC for the approximately 5.5 million shares of the General Partner’s common stock reserved for issuance under the DRIP.

STOCK OPTION PLANS

In May 2013, the General Partner established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.

On June 5, 2015, in connection with employment agreements entered into with each of Messrs. Rudin and DeMarco (together the “Executive Employment Agreements”), the Company granted options to purchase a total of 800,000 shares of the General Partner’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the General Partner’s common stock on the grant date of $17.31 per share, with 400,000 of such options vesting in three equal annual installments commencing on the first anniversary of the grant date (“Time Vesting Options”), and 400,000 of such options vesting if the General Partner’s common stock trades at or above $25.00 per share for 30 consecutive trading days while the executive is employed (“Price Vesting Options”), or on or before June 30, 2019, subject to certain conditions.  The Price Vesting Options vested on July 5, 2016 on account of the price vesting condition being achieved.

All currently outstanding stock options were granted under the 2013 plan.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2014	15,000	$40.54	$—
Granted	5,000	21.25
Lapsed or Cancelled	(10,000)	38.07
Outstanding at December 31, 2014 ($21.25 – $45.47)	10,000	$33.36	—
Granted	800,000	17.31
Lapsed or Cancelled	(5,000)	45.47
Outstanding at December 31, 2015 ($17.31 - $21.25)	805,000	$17.33	4,843
Lapsed or Cancelled	(5,000)	21.25
Outstanding at December 31, 2016 ($17.31)	800,000	$17.31	$9,368
Options exercisable at December 31, 2016	533,334
Available for grant at December 31, 2016	2,695,978

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

There were no stock options exercised under any stock option plans for the years ended December 31, 2016, 2015 and 2014.  The Company has a policy of issuing new shares to satisfy stock option exercises.

As of December 31, 2016 and 2015, the stock options outstanding had a weighted average remaining contractual life of approximately 8.4 years and 9.4 years, respectively.

The Company recognized stock options expense of $1,407,000, $432,000 and $4,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven-year vesting period, of which 120,245 unvested shares were legally outstanding at December 31, 2016.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

On June 5, 2015, in connection with the Executive Employment Agreements, the Company granted a total of 37,550.54 Restricted Stock Awards, which were valued in accordance with ASC 718 — Stock Compensation, at their fair value.  These awards vest equally over a three-year period on each annual anniversary date of the grant date.

All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2014	153,560	$25.20
Granted (a) (b) (c)	376,719	20.04
Vested	(183,214)	22.37
Forfeited	(119)	26.36
Outstanding at December 31, 2014	346,946	$21.09
Granted (d)	41,337	17.51
Vested	(250,132)	21.44
Forfeited	(1,931)	20.31
Outstanding at December 31, 2015	136,220	$19.36
Granted	74,622	23.79
Vested	(61,654)	18.94
Forfeited	(3,910)	21.58
Outstanding at December 31, 2016	145,278	$21.76

(a)         Included in the 376,719 Restricted Stock Awards granted in 2014 were 8,211 awards granted to the Company’s two executive officers, Anthony Krug and Gary Wagner.

(b)         Includes 42,000 Performance Shares which were legally granted in 2013 for which the 2014 performance goals were set by the Committee on March 31, 2014.  Also includes 87,734 shares which were additionally considered granted for accounting purposes to two executive officers in connection with their departure effective March 31, 2014, which vested on April 1, 2014.

(c)          Includes 126,000 Performance Shares which were legally granted in 2013 for which future performance goals had not yet been set by the Committee.  These awards were not considered granted for accounting purposes until these goals are set.  These were considered granted in 2014 for accounting purposes in connection with the announcement of the departure of Mitchell E. Hersh in the fourth quarter 2014.

(d)         Included in the 41,337 Restricted Stock Awards granted in 2015 were 37,551 awards granted to the Company’s two executive officers, Mitchell E. Rudin and Michael J. DeMarco.

As of December 31, 2016, the Company had $1.1 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.4 years.

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

As of December 31, 2016, the Company had $0.7 million of total unrecognized compensation cost related to unvested PSUs granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.4 years.

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

The Company granted a total of 499,756 PBV LTIP Units and 157,617 TBV LTIP Units.  The LTIP Units were valued in accordance with ASC 718 — Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of December 31, 2016, the Company had $6.7 million of total unrecognized compensation cost related to unvested 2016 LTIP Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

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

During the years ended December 31, 2016, 2015 and 2014, 14,274, 19,702 and 20,261 deferred stock units were earned, respectively.  As of December 31, 2016 and 2015, there were 193,711 and 178,039 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2016, 2015 and 2014 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

Mack-Cali Realty Corporation:

	Year Ended December 31,
Computation of Basic EPS	2016	2015	2014
Net income (loss)	$130,294	$(142,052)	$31,391
Add: Noncontrolling interest in consolidated joint ventures	651	1,044	778
Add (deduct): Noncontrolling interest in Operating Partnership	(13,721)	15,256	(3,602)
Net income (loss) available to common shareholders	$117,224	$(125,752)	$28,567

Weighted average common shares	89,746	89,291	88,727

Basic EPS:
Net income (loss) available to common shareholders	$1.31	$(1.41)	$0.32

	Year Ended December 31,
Computation of Diluted EPS	2016	2015	2014
Net income (loss) available to common shareholders	$117,224	$(125,752)	$28,567
Add (deduct): Noncontrolling interest in Operating Partnership	13,721	(15,256)	3,602
Net income (loss) for diluted earnings per share	$130,945	$(141,008)	$32,169

Weighted average common shares	100,498	100,222	100,041

Diluted EPS:
Net income (loss) available to common shareholders	$1.30	$(1.41)	$0.32

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Basic EPS shares	89,746	89,291	88,727
Add: Operating Partnership – common units	10,499	10,931	11,272
Restricted Stock Awards	43	—	42
Stock Options	210	—	—
Diluted EPS Shares	100,498	100,222	100,041

Contingently issuable shares under the PSU awards were excluded from the denominator in 2016 and 2015 because the criteria had not been met for the periods.  Contingently issuable shares under Price Vesting Options were excluded from the denominator in 2015 because the criteria had not been met for the period.  Not included in the computations of diluted EPS were zero, 405,000 and 10,000 stock options as such securities were anti-dilutive during the years ended December 31, 2016, 2015 and 2014, respectively. Also not included in the computations of diluted EPS were all of the LTIP units as such securities were anti-dilutive during the periods.  Unvested restricted stock outstanding as of December 31, 2016, 2015 and 2014 were 120,245, 98,669 and 136,946 shares, respectively.

Dividends declared per common share for the years ended December 31, 2016, 2015 and 2014 was $0.60, $0.60 and $0.75 per share, respectively.

Mack-Cali Realty, L.P.:

	Year Ended December 31,
Computation of Basic EPU	2016	2015	2014
Net income (loss)	$130,294	$(142,052)	$31,391
Add: Noncontrolling interest in consolidated joint ventures	651	1,044	778
Net income (loss) available to common unitholders	$130,945	$(141,008)	$32,169

Weighted average common units	100,245	100,222	99,999

Basic EPU:
Net income (loss) available to common unitholders	$1.31	$(1.41)	$0.32

	Year Ended December 31,
Computation of Diluted EPU	2016	2015	2014
Net income (loss) available to common unitholders	$130,945	$(141,008)	$32,169

Weighted average common unit	100,498	100,222	100,041

Diluted EPU:
Net income (loss) available to common unitholders	$1.30	$(1.41)	$0.32

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Year Ended December 31,
	2016	2015	2014
Basic EPU units	100,245	100,222	99,999
Add: Restricted Stock Awards	43	—	42
Stock Options	210	—	—
Diluted EPU Units	100,498	100,222	100,041

Contingently issuable shares under the PSU awards were excluded from the denominator in 2016 and 2015 because the criteria had not been met for the periods. Contingently issuable shares under Price Vesting Options were excluded from the denominator in 2015 because the criteria had not been met for the period.  Not included in the computations of diluted EPU were zero, 405,000 and 10,000 stock options as such securities were anti-dilutive during the years ended December 31, 2016, 2015 and 2014, respectively.  Also not included in the computations of diluted EPU were all of the LTIP units as such securities were anti-dilutive during the periods.  Unvested restricted stock outstanding as of December 31, 2016, 2015 and 2014 were 120,245, 98,669 and 136,946 shares, respectively.

Distributions declared per common unit for the years ended December 31, 2016, 2015 and 2014 was $0.60, $0.60 and $0.75 per unit, respectively.

15.   NONCONTROLLING INTERESTS IN SUBSIDIARIES

NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP (applicable only to General Partner)

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) common units and LTIP units in the Operating Partnership, held by parties other than the General Partner (“Limited Partners”), and (ii) interests in consolidated joint ventures for the portion of such ventures not owned by the Company.

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2016, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $1.4 million as of December 31, 2016.

Preferred Units

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited Partnership Units of the Operating Partnership (the “Preferred Units”). The Preferred Units were issued to the Company’s partners in the Plaza VIII & IX Associates L.L.C. joint venture that owns a development site adjacent to the Company’s Harborside property in Jersey City, New Jersey as consideration for their approximate 37.5 percent interest in the joint venture.

Each Preferred Unit has a stated value of $1,000, pays dividends quarterly at an annual rate of 3.5 percent (subject to increase under certain circumstances), is convertible into 28.15 common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance, or an aggregate of up to 1,204,820 common units. The Preferred Units have a liquidation and dividend preference senior to the common units and include customary anti-dilution protections for stock splits and similar events.  The Preferred Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder.

Common Units

Certain individuals and entities own common units in the Operating Partnership.  A common unit and a share of Common Stock of the General Partner have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership.  Common unitholders have the right to redeem their common units, subject to certain restrictions.  The redemption is required to be satisfied in shares of Common Stock, cash, or a combination thereof, calculated as follows:  one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each common unit.  The General Partner, in its sole discretion, determines the form of redemption of common units (i.e., whether a common unitholder receives Common Stock, cash, or any combination thereof).  If the General Partner elects to satisfy the redemption with shares of Common Stock as opposed to cash, it is obligated to issue shares of its Common Stock to the redeeming unitholder.  Regardless of the rights described above, the common unitholders may not put their units for cash to the General Partner or the Operating Partnership under any circumstances.  When a unitholder redeems a common unit, noncontrolling interest in the Operating Partnership is reduced and Mack-Cali Realty Corporation Stockholders’ equity is increased.

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP awards to senior management of the Company, including all of the General Partner’s executive officers.  All of the 2016 LTIP Awards will be in the form of units in the Operating Partnership. See Note 14: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital — Long-Term Incentive Plan Awards.

LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes.  As a general matter, the profits interests characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to a common unit.  If and when events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to common units on a one-for-one basis.  After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to common units, LTIP Units may be converted on a one-for-one basis into common units. Common units in turn have a one-for-one relationship in value with shares of the General Partner’s common stock, and are redeemable on a one-for-one basis for cash or, at the election of the Company, shares of the General Partner’s common stock.

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the years ended December 31, 2016, 2015 and 2014:

	Common	LTIP
	Units	Units
Balance at January 1, 2014	11,864,775	—
Redemption of common units for shares of common stock	(780,899)	—
Balance at December 31, 2014	11,083,876	—
Redemption of common units for shares of common stock	(567,032)	—
Balance at December 31, 2015	10,516,844	—
Granted	—	657,373
Redemption of common units for shares of common stock	(28,739)	—

Balance at December 31, 2016	10,488,105	657,373

Noncontrolling Interest Ownership in Operating Partnership

As of December 31, 2016 and 2015, the noncontrolling interest common unitholders owned 10.5 percent and 10.5 percent of the Operating Partnership, respectively.

NONCONTROLLING INTEREST IN CONSOLIDATED JOINT VENTURES (applicable to General Partner and Operating Partnership)

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

16.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the years ended December 31, 2016, 2015 and 2014.  The Company had no long lived assets in foreign locations as of December 31, 2016 and 2015.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the years ended December 31, 2016, 2015 and 2014, and selected asset information as of December 31, 2016 and 2015 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
2016	$551,958	$35,450	$37,820	(e)	$(11,830)	$613,398
2015	538,323	27,787	33,112	(f)	(4,339)	594,883
2014	585,491	24,971	30,533	(g)	(4,196)	636,799

Total operating and interest expenses (a):
2016	$268,137	$21,318	$41,445	(h)	$84,451	$415,351
2015	264,967	17,642	37,090	(i)	105,452	425,151
2014	295,416	12,235	38,377	(j)	138,733	484,761

Equity in earnings (loss) of unconsolidated joint ventures:
2016	$23,796	$(6,002)	$994		$—	$18,788
2015	5,104	(9,879)	1,603		—	(3,172)
2014	4,236	(8,790)	2,131		—	(2,423)

Net operating income (loss) (b):
2016	$307,617	$8,130	$(2,631)		$(96,281)	$216,835
2015	278,460	266	(2,375)		(109,791)	166,560
2014	294,311	3,946	(5,713)		(142,929)	149,615

Total assets:
2016	$3,344,396	$887,394	$17,207		$47,769	$4,296,766
2015	3,166,577	836,020	9,831		41,535	4,053,963

Total long-lived assets (c):
2016	$2,999,820	$618,038	$4,609		$(5,933)	$3,616,534
2015	2,886,583	577,705	3,670		(1,531)	3,466,427

Total investments in unconsolidated joint ventures:
2016	$81,549	$237,493	$1,005		$—	$320,047
2015	76,140	225,850	1,467		—	303,457

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

(c)          Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and goodwill.  The Company recorded an impairment charge of $197.9 million on assets included in the commercial and other real estate business segment for the year ended December 31, 2015.  See Note 3: Recent Transactions — Impairments on Properties Held and Used

(d)         Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense, construction services revenue and direct construction costs) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(e)          Includes $3.8 million and $13.8 million of fees and salary reimbursements earned for the year ended December 31, 2016, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

(f)           Includes $2.1 million and $6.3 million of fees and salary reimbursements earned for the year ended December 31, 2015, from the multi-family real estate segment, which are eliminated in consolidation.

(g)          Includes $1.1 million and $4.0 million of fees and salary reimbursements earned for the year ended December 31, 2014, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

(h)         Includes $1.8 million and $6.5 million of management fees and salary reimbursement expenses for the year ended December 31, 2016, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

(i)             Includes $1.0 million and $3.9 million of management fees and salary reimbursement expenses for the year ended December 31, 2015, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

(j)            Includes $0.8 million and $2.9 million of management fees and salary reimbursement expenses for the year ended December 31, 2014, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net operating income	$216,835	$166,560	$149,615
Add (deduct):
Depreciation and amortization	(186,684)	(170,402)	(172,490)
Gain on change of control of interests	15,347	—	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	109,666	53,261	54,848
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	—
Loss from extinguishment of debt, net	(30,540)	—	(582)
Impairments	—	(197,919)	—
Net income (loss)	130,294	(142,052)	31,391
Noncontrolling interest in consolidated joint ventures	651	1,044	778
Noncontrolling interest in Operating Partnership	(13,721)	15,256	(3,602)
Net income (loss) available to common shareholders	$117,224	$(125,752)	$28,567

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net operating income	$216,835	$166,560	$149,615
Add (deduct):
Depreciation and amortization	(186,684)	(170,402)	(172,490)
Gain on change of control of interests	15,347	—	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	109,666	53,261	54,848
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	—
Loss from extinguishment of debt, net	(30,540)	—	(582)
Impairments	—	(197,919)	—
Net income (loss)	130,294	(142,052)	31,391
Noncontrolling interest in consolidated joint ventures	651	1,044	778
Net income (loss) available to common unitholders	$130,945	$(141,008)	$32,169

17.   RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the General Partner, David S. Mack, a director of the General Partner, and Earle I. Mack, a former director of the General Partner, are the executive officers, directors and stockholders of a corporation that leases approximately 7,034 square feet at one of the Company’s office properties, which is scheduled to expire in May 2018, subject to two, three-year renewal options.  The Company has recognized $193,000, $204,000 and $231,000 in revenue under this lease for the years ended December 31, 2016, 2015 and 2014, respectively, and had no accounts receivable from the corporation as of December 31, 2016 and 2015.

Certain executive officers of the Company’s Roseland subsidiary and/or their family members (“RG”) directly or indirectly hold small noncontrolling interests in a certain consolidated joint venture.  Additionally, the Company earned $2,464,000, $2,542,000, and $2,401,000 from entities in which RG has ownership interests for the years ended December 31, 2016, 2015 and 2014, respectively.

18.       CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

Mack-Cali Realty Corporation

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2016	December 31	September 30	June 30	March 31
Total revenues	$153,731	$157,517	$149,227	$152,923
Operating and other expenses	59,740	60,286	57,395	63,536
Real estate service salaries	6,842	6,361	6,211	6,846
General and administrative	12,968	14,007	12,755	12,249
Acquisition-related costs	26	815	2,039	—
Depreciation and amortization	52,045	48,117	43,459	43,063
Impairments	—	—	—	—
Total expenses	131,621	129,586	121,859	125,694
Operating Income (loss)	22,110	27,931	27,368	27,229
Interest expense	(22,731)	(24,233)	(22,932)	(24,993)
Interest and other investment income	875	1,262	146	(669)
Equity in earnings (loss) of unconsolidated joint ventures	(834)	21,790	(614)	(1,554)
Gain on change of control of interests	—	—	5,191	10,156
Realized gains (losses) and unrealized losses on disposition of rental properties, net	41,002	(17,053)	27,117	58,600
Gain on sale of investment in unconsolidated joint venture	—	—	5,670	—
Loss from extinguishment of debt, net	(23,658)	(19,302)	12,420	—
Total other (expense) income	(5,346)	(37,536)	26,998	41,540
Net income (loss)	16,764	(9,605)	54,366	68,769
Noncontrolling interest in consolidated joint ventures	191	65	(311)	706
Noncontrolling interest in Operating Partnership	(1,774)	999	(5,662)	(7,284)
Net income (loss) available to common shareholders	$15,181	$(8,541)	$48,393	$62,191

Basic earnings per common share:
Net income (loss) available to common shareholders	$0.17	$(0.10)	$0.54	$0.69

Diluted earnings per common share:
Net income (loss) available to common shareholders	$0.17	$(0.10)	$0.54	$0.69

Dividends declared per common share	$0.15	$0.15	$0.15	$0.15

Quarter Ended 2015	December 31	September 30	June 30	March 31
Total revenues	$146,443	$146,158	$148,567	$153,715
Operating and other expenses	60,846	56,850	60,653	68,255
Real estate service salaries	6,063	6,673	6,208	6,639
General and administrative	12,589	13,670	11,877	11,011
Acquisition-related costs	1,449	—	111	—
Depreciation and amortization	43,136	44,099	42,365	40,802
Impairments (1)	33,743	164,176	—	—
Total expenses	157,826	285,468	121,214	126,707
Operating Income	(11,383)	(139,310)	27,353	27,008
Interest expense	(24,374)	(24,689)	(26,773)	(27,215)
Interest and other investment income	231	5	291	267
Equity in earnings (loss) of unconsolidated joint ventures	(449)	3,135	(2,329)	(3,529)
Realized gains (losses) and unrealized losses on disposition of rental properties, net	—	18,718	34,399	144
Gain on sale of investment in unconsolidated joint venture	—	—	6,448	—
Total other (expense) income	(24,592)	(2,831)	12,036	(30,333)
Net income (loss)	(35,975)	(142,141)	39,389	(3,325)
Noncontrolling interest in consolidated joint ventures	462	(281)	373	490
Noncontrolling interest in Operating Partnership	3,795	15,530	(4,383)	314
Net income (loss) available to common shareholders	$(31,718)	$(126,892)	$35,379	$(2,521)

Basic earnings per common share:
Net income (loss) available to common shareholders	$(0.35)	$(1.42)	$0.40	$(0.03)

Diluted earnings per common share:
Net income (loss) available to common shareholders	$(0.35)	$(1.42)	$0.40	$(0.03)

Dividends declared per common share	$0.15	$0.15	$0.15	$0.15

(1)         Amounts for the year ended December 31, 2015 relate to impairment charges as further described in Note 3: Recent Transactions — Impairments on Properties Held and Used.

Mack-Cali Realty, L.P.

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2016	December 31	September 30	June 30	March 31
Total revenues	$153,731	$157,517	$149,227	$152,923
Operating and other expenses	59,740	60,286	57,395	63,536
Real estate service salaries	6,842	6,361	6,211	6,846
General and administrative	12,968	14,007	12,755	12,249
Acquisition-related costs	26	815	2,039	—
Depreciation and amortization	52,045	48,117	43,459	43,063
Impairments	—	—	—	—
Total expenses	131,621	129,586	121,859	125,694
Operating Income (loss)	22,110	27,931	27,368	27,229
Interest expense	(22,731)	(24,233)	(22,932)	(24,993)
Interest and other investment income	875	1,262	146	(669)
Equity in earnings (loss) of unconsolidated joint ventures	(834)	21,790	(614)	(1,554)
Gain on change of control of interests	—	—	5,191	10,156
Realized gains (losses) and unrealized losses on disposition of rental properties, net	41,002	(17,053)	27,117	58,600
Gain on sale of investment in unconsolidated joint venture	—	—	5,670	—
Loss from extinguishment of debt, net	(23,658)	(19,302)	12,420	—
Total other (expense) income	(5,346)	(37,536)	26,998	41,540
Net income (loss)	16,764	(9,605)	54,366	68,769
Noncontrolling interest in consolidated joint ventures	191	65	(311)	706
Net income (loss) available to common unitholders	$16,955	$(9,540)	$54,055	$69,475

Basic earnings per common unit:
Net income (loss) available to common unitholders	$0.17	$(0.10)	$0.54	$0.69

Diluted earnings per common units:
Net income (loss) available to common unitolders	$0.17	$(0.10)	$0.54	$0.69

Distributions declared per common unit	$0.15	$0.15	$0.15	$0.15

Quarter Ended 2015	December 31	September 30	June 30	March 31
Total revenues	$146,443	$146,158	$148,567	$153,715
Operating and other expenses	60,846	56,850	60,653	68,255
Real estate service salaries	6,063	6,673	6,208	6,639
General and administrative	12,589	13,670	11,877	11,011
Acquisition-related costs	1,449	—	111	—
Depreciation and amortization	43,136	44,099	42,365	40,802
Impairments (1)	33,743	164,176	—	—
Total expenses	157,826	285,468	121,214	126,707
Operating Income	(11,383)	(139,310)	27,353	27,008
Interest expense	(24,374)	(24,689)	(26,773)	(27,215)
Interest and other investment income	231	5	291	267
Equity in earnings (loss) of unconsolidated joint ventures	(449)	3,135	(2,329)	(3,529)
Realized gains (losses) and unrealized losses on disposition of rental properties, net	—	18,718	34,399	144
Gain on sale of investment in unconsolidated joint venture	—	—	6,448	—
Total other (expense) income	(24,592)	(2,831)	12,036	(30,333)
Net income (loss)	(35,975)	(142,141)	39,389	(3,325)
Noncontrolling interest in consolidated joint ventures	462	(281)	373	490
Net income (loss) available to common unitholders	$(35,513)	$(142,422)	$39,762	$(2,835)

Basic earnings per common unit:
Net income (loss) available to common unitholders	$(0.35)	$(1.42)	$0.40	$(0.03)

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$(0.35)	$(1.42)	$0.40	$(0.03)

Distributions declared per common unit	$0.15	$0.15	$0.15	$0.15

(1)         Amounts for the year ended December 31, 2015 relate to impairment charges as further described in Note 3: Recent Transactions — Impairments on Properties Held and Used.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2016

(dollars in thousands)

SCHEDULE III

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (d)	Depreciation (b)

NEW JERSEY
Bergen County
Fort Lee
One Bridge Plaza	Office	1981	1996	—	2,439	24,462	7,283	2,439	31,745	34,184	15,881
2115 Linwood Avenue	Office	1981	1998	—	474	4,419	7,503	474	11,922	12,396	4,518
Montvale
135 Chestnut Ridge Road	Office	1981	1997	—	2,587	10,350	(4,659)	1,437	6,841	8,278	4,536
Paramus
15 East Midland Avenue	Office	1988	1997	—	10,375	41,497	2,508	10,374	44,006	54,380	21,052
140 East Ridgewood Avenue	Office	1981	1997	—	7,932	31,463	8,171	7,932	39,634	47,566	19,260
461 From Road	Office	1988	1997	—	13,194	52,778	11,533	13,194	64,311	77,505	26,938
650 From Road	Office	1978	1997	—	10,487	41,949	8,209	10,487	50,158	60,645	24,199
61 South Paramus Road (c)	Office	1985	1997	—	9,005	36,018	10,595	9,005	46,613	55,618	21,611
Rochelle Park
365 West Passaic Street	Office	1976	1997	—	4,148	16,592	5,043	4,148	21,635	25,783	10,029
395 West Passaic Street	Office	1979	2006	—	2,550	17,131	1,315	2,550	18,446	20,996	4,967
Upper Saddle River
1 Lake Street	Office	1994	1997	—	13,952	55,812	(36,310)	6,268	27,186	33,454	21,472
Woodcliff Lake
400 Chestnut Ridge Road	Office	1982	1997	—	4,201	16,802	(9,243)	2,312	9,448	11,760	4,210
50 Tice Boulevard	Office	1984	1994	—	4,500	—	27,735	4,500	27,735	32,235	20,159
300 Tice Boulevard	Office	1991	1996	—	5,424	29,688	6,641	5,424	36,329	41,753	17,560

Burlington County
Burlington
3 Terri Lane	Office/Flex	1991	1998	—	652	3,433	1,517	658	4,944	5,602	2,281
5 Terri Lane	Office/Flex	1992	1998	—	564	3,792	2,417	569	6,204	6,773	3,104
Moorestown
2 Commerce Drive	Office/Flex	1986	1999	—	723	2,893	615	723	3,508	4,231	1,571
101 Commerce Drive	Office/Flex	1988	1998	—	422	3,528	436	426	3,960	4,386	2,003
102 Commerce Drive	Office/Flex	1987	1999	—	389	1,554	543	389	2,097	2,486	820
201 Commerce Drive	Office/Flex	1986	1998	—	254	1,694	421	258	2,111	2,369	996
202 Commerce Drive	Office/Flex	1988	1999	—	490	1,963	462	490	2,425	2,915	989
1 Executive Drive	Office/Flex	1989	1998	—	226	1,453	772	228	2,223	2,451	1,090
2 Executive Drive	Office/Flex	1988	2000	—	801	3,206	1,157	801	4,363	5,164	1,742
101 Executive Drive	Office/Flex	1990	1998	—	241	2,262	622	244	2,881	3,125	1,340
102 Executive Drive	Office/Flex	1990	1998	—	353	3,607	420	357	4,023	4,380	1,923
225 Executive Drive	Office/Flex	1990	1998	—	323	2,477	557	326	3,031	3,357	1,378
97 Foster Road	Office/Flex	1982	1998	—	208	1,382	266	211	1,645	1,856	815
1507 Lancer Drive	Office/Flex	1995	1998	—	119	1,106	209	120	1,314	1,434	664
1245 North Church Street	Office/Flex	1998	2001	—	691	2,810	110	691	2,920	3,611	1,160
1247 North Church Street	Office/Flex	1998	2001	—	805	3,269	361	805	3,630	4,435	1,439
1256 North Church Street	Office/Flex	1984	1998	—	354	3,098	658	357	3,753	4,110	1,815
840 North Lenola Road	Office/Flex	1995	1998	—	329	2,366	422	333	2,784	3,117	1,228
844 North Lenola Road	Office/Flex	1995	1998	—	239	1,714	231	241	1,943	2,184	959
915 North Lenola Road	Office/Flex	1998	2000	—	508	2,034	29	508	2,063	2,571	851
2 Twosome Drive	Office/Flex	2000	2001	—	701	2,807	276	701	3,083	3,784	1,229
30 Twosome Drive	Office/Flex	1997	1998	—	234	1,954	510	236	2,462	2,698	1,349
31 Twosome Drive	Office/Flex	1998	2001	—	815	3,276	258	815	3,534	4,349	1,433
40 Twosome Drive	Office/Flex	1996	1998	—	297	2,393	160	301	2,549	2,850	1,260
41 Twosome Drive	Office/Flex	1998	2001	—	605	2,459	214	605	2,673	3,278	1,114
50 Twosome Drive	Office/Flex	1997	1998	—	301	2,330	441	304	2,768	3,072	1,180

Essex County
Millburn
150 J.F. Kennedy Parkway	Office	1980	1997	—	12,606	50,425	13,879	12,606	64,304	76,910	28,231
Roseland
6 Becker Farm Road	Office	1983	2009	—	2,600	15,548	(7,057)	1,556	9,535	11,091	4,877
75 Livingston Avenue	Office	1985	2009	—	1,900	6,312	(1,890)	1,281	5,041	6,322	1,098
85 Livingston Avenue	Office	1985	2009	—	2,500	14,238	(8,799)	1,234	6,705	7,939	3,189

Hudson County
Hoboken
111 River Street	Office	2002	2016	—	204	198,609	10,671	—	209,484	209,484	2,766

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2016

(dollars in thousands)

SCHEDULE III

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (d)	Depreciation (b)

Jersey City
Harborside Plaza 1	Office	1983	1996	—	3,923	51,013	28,059	3,923	79,072	82,995	42,198
Harborside Plaza 2	Office	1990	1996	—	17,655	101,546	27,549	8,364	138,386	146,750	60,054
Harborside Plaza 3	Office	1990	1996	—	17,655	101,878	27,216	8,363	138,386	146,749	60,054
Harborside Plaza 4A	Office	2000	2000	—	1,244	56,144	8,297	1,244	64,441	65,685	26,763
Harborside Plaza 5	Office	2002	2002	213,470	6,218	170,682	61,152	5,705	232,347	238,052	91,896
101 Hudson Street	Office	1992	2005	248,062	45,530	271,376	17,279	45,530	288,655	334,185	84,447
Weehawken
100 Avenue at Port Imperial	Other	2016	2016	—	350	—	4,185	471	4,064	4,535	60
500 Avenue at Port Imperial	Other	2013	2013	36,228	13,099	56,669	(20,587)	13,099	36,082	49,181	3,066

Mercer County
Hamilton Township
3 AAA Drive	Office	1981	2007	—	242	3,218	1,106	242	4,324	4,566	1,223
100 Horizon Center Boulevard	Office/Flex	1989	1995	—	205	1,676	732	327	2,286	2,613	1,124
200 Horizon Drive	Office/Flex	1991	1995	—	205	3,027	704	359	3,577	3,936	1,921
300 Horizon Drive	Office/Flex	1989	1995	—	379	4,355	1,991	533	6,192	6,725	2,891
500 Horizon Drive	Office/Flex	1990	1995	—	379	3,395	1,062	498	4,338	4,836	2,303
600 Horizon Drive	Office/Flex	2002	2002	—	—	7,549	1,014	685	7,878	8,563	2,845

700 Horizon Drive	Office	2007	2007	—	490	43	16,663	865	16,331	17,196	4,537
2 South Gold Drive	Office	1974	2007	—	476	3,487	853	476	4,340	4,816	1,121
Princeton
103 Carnegie Center	Office	1984	1996	—	2,566	7,868	3,250	2,566	11,118	13,684	5,798
100 Overlook Center	Office	1988	1997	—	2,378	21,754	3,665	2,378	25,419	27,797	12,017
5 Vaughn Drive	Office	1987	1995	—	657	9,800	1,906	657	11,706	12,363	6,113

Middlesex County
East Brunswick
377 Summerhill Road	Office	1977	1997	—	649	2,594	324	649	2,918	3,567	1,431
Edison
333 Thornall Street	Office	1984	2015	—	5,542	40,762	1,411	5,542	42,173	47,715	1,776
343 Thornall Street	Office	1991	2006	—	6,027	39,101	6,658	6,027	45,759	51,786	13,332
Iselin
101 Wood Avenue South	Office	1990	2016	—	8,509	72,738	442	7,384	74,305	81,689	1,605
Newark
320 University Avenue	Office	2001	2016	—	1,468	6,253	24	1,468	6,277	7,745	117
321 University Avenue	Office	2003	2016	—	5,837	9,442	32	2,217	13,094	15,311	448
New Brunswick
Richmond Court	Multi-Family	1997	2013	—	2,992	13,534	2,103	2,992	15,637	18,629	1,038
Riverwatch Commons	Multi-Family	1995	2013	—	4,169	18,974	2,354	4,169	21,328	25,497	1,440
Plainsboro
500 College Road East (c)	Office	1984	1998		614	20,626	4,982	614	25,608	26,222	12,194
Woodbridge
581 Main Street	Office	1991	1997	—	3,237	12,949	26,538	8,115	34,609	42,724	18,120

Monmouth County
Holmdel
23 Main Street	Office	1977	2005	27,809	4,336	19,544	11,894	4,336	31,438	35,774	14,037
Middletown
One River Center, Building 1	Office	1983	2004	10,538	3,070	17,414	4,279	2,451	22,312	24,763	8,292
One River Center, Building 2	Office	1983	2004	11,822	2,468	15,043	3,989	2,452	19,048	21,500	6,252
One River Center, Building 3	Office	1984	2004	18,786	4,051	24,790	5,671	4,627	29,885	34,512	9,652
Neptune
3600 Route 66	Office	1989	1995	—	1,098	18,146	11,471	1,098	29,617	30,715	12,818
Wall Township
1305 Campus Parkway	Office	1988	1995	—	335	2,560	591	291	3,195	3,486	1,602
1325 Campus Parkway	Office/Flex	1988	1995	—	270	2,928	774	270	3,702	3,972	2,078
1340 Campus Parkway	Office/Flex	1992	1995	—	489	4,621	2,528	489	7,149	7,638	3,688
1345 Campus Parkway	Office/Flex	1995	1997	—	1,023	5,703	1,208	1,024	6,910	7,934	3,440
1350 Campus Parkway	Office	1990	1995	—	454	7,134	1,211	454	8,345	8,799	4,251
1433 Highway 34	Office/Flex	1985	1995	—	889	4,321	1,813	889	6,134	7,023	3,250

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2016

(dollars in thousands)

SCHEDULE III

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (d)	Depreciation (b)

1320 Wyckoff Avenue	Office/Flex	1986	1995	—	255	1,285	315	216	1,639	1,855	955
1324 Wyckoff Avenue	Office/Flex	1987	1995	—	230	1,439	345	190	1,824	2,014	931

Morris County
Florham Park
325 Columbia Parkway	Office	1987	1994	—	1,564	—	18,070	1,564	18,070	19,634	11,783
Morris Plains
201 Littleton Road	Office	1979	1997	—	2,407	9,627	3,332	2,407	12,959	15,366	6,134
Parsippany
4 Campus Drive	Office	1983	2001	—	5,213	20,984	4,072	5,213	25,056	30,269	9,767
6 Campus Drive	Office	1983	2001	—	4,411	17,796	3,458	4,411	21,254	25,665	8,532
7 Campus Drive	Office	1982	1998	—	1,932	27,788	7,464	1,932	35,252	37,184	16,937
8 Campus Drive	Office	1987	1998	—	1,865	35,456	6,182	1,865	41,638	43,503	18,624
9 Campus Drive	Office	1983	2001	—	3,277	11,796	22,610	5,842	31,841	37,683	11,223
2 Dryden Way	Office	1990	1998	—	778	420	110	778	530	1,308	283
4 Gatehall Drive	Office	1988	2000	—	8,452	33,929	4,315	8,452	38,244	46,696	16,518
2 Hilton Court	Office	1991	1998	—	1,971	32,007	4,474	1,971	36,481	38,452	17,756
1633 Littleton Road	Office	1978	2002	—	2,283	9,550	507	2,355	9,985	12,340	9,641
1 Sylvan Way	Office	1989	1998	—	1,689	24,699	2,593	1,021	27,960	28,981	14,312
3 Sylvan Way	Office	1988	2015	—	5,590	4,710	238	5,590	4,948	10,538	118
5 Sylvan Way	Office	1989	1998	—	1,160	25,214	3,244	1,161	28,457	29,618	13,007
7 Sylvan Way	Office	1987	1998	—	2,084	26,083	6,800	2,084	32,883	34,967	12,607
20 Waterview Boulevard	Office	1988	2009	—	4,500	27,246	(4,354)	3,816	23,576	27,392	5,472
35 Waterview Boulevard	Office	1990	2006	—	5,133	28,059	1,145	5,133	29,204	34,337	9,026
5 Wood Hollow Road	Office	1979	2004	—	5,302	26,488	20,070	5,302	46,558	51,860	17,314

Passaic County
Totowa
1 Center Court	Office/Flex	1999	1999	—	270	1,824	594	270	2,418	2,688	1,082
2 Center Court	Office/Flex	1998	1998	—	191	—	2,670	191	2,670	2,861	1,363
11 Commerce Way	Office/Flex	1989	1995	—	586	2,986	1,000	586	3,986	4,572	2,250
20 Commerce Way	Office/Flex	1992	1995	—	516	3,108	155	516	3,263	3,779	1,686
29 Commerce Way	Office/Flex	1990	1995	—	586	3,092	961	586	4,053	4,639	1,978
40 Commerce Way	Office/Flex	1987	1995	—	516	3,260	1,427	516	4,687	5,203	2,420
45 Commerce Way	Office/Flex	1992	1995	—	536	3,379	584	536	3,963	4,499	1,981
60 Commerce Way	Office/Flex	1988	1995	—	526	3,257	381	526	3,638	4,164	1,785
80 Commerce Way	Office/Flex	1996	1996	—	227	—	1,370	227	1,370	1,597	700
100 Commerce Way	Office/Flex	1996	1996	—	226	—	1,369	226	1,369	1,595	700
120 Commerce Way	Office/Flex	1994	1995	—	228	—	1,286	229	1,285	1,514	703
140 Commerce Way	Office/Flex	1994	1995	—	229	—	1,284	228	1,285	1,513	703
999 Riverview Drive	Office	1988	1995	—	476	6,024	2,139	1,102	7,537	8,639	3,952

Somerset County
Bridgewater
440 Route 22 East	Office	1990	2010	—	3,986	13,658	(17,644)	—	—	—	—
721 Route 202/206	Office	1989	1997	—	6,730	26,919	(4,831)	5,067	23,751	28,818	11,944

Union County
New Providence
890 Mountain Road	Office	1977	1997	—	2,796	11,185	(4,842)	1,719	7,420	9,139	3,196
Rahway
Park Square	Multi-Family	2011	2013	27,426	4,000	40,670	309	4,000	40,979	44,979	3,165

NEW YORK
Westchester County
Eastchester
Quarry Place at Tuckahoe	Multi-Family	2016	2016	26,642	5,585	3,400	47,710	5,585	51,110	56,695	30
Elmsford
11 Clearbrook Road	Office/Flex	1974	1997	—	149	2,159	578	149	2,737	2,886	1,344
75 Clearbrook Road	Office/Flex	1990	1997	—	2,314	4,716	57	2,314	4,773	7,087	2,380
100 Clearbrook Road	Office	1975	1997	—	220	5,366	1,793	220	7,159	7,379	3,551
125 Clearbrook Road	Office/Flex	2002	2002	—	1,055	3,676	(339)	1,055	3,337	4,392	1,301
150 Clearbrook Road	Office/Flex	1975	1997	—	497	7,030	2,129	497	9,159	9,656	4,296
175 Clearbrook Road	Office/Flex	1973	1997	—	655	7,473	961	655	8,434	9,089	4,155
200 Clearbrook Road	Office/Flex	1974	1997	—	579	6,620	1,729	579	8,349	8,928	3,862
250 Clearbrook Road	Office/Flex	1973	1997	—	867	8,647	2,466	867	11,113	11,980	5,130

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2016

(dollars in thousands)

SCHEDULE III

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (d)	Depreciation (b)

50 Executive Boulevard	Office/Flex	1969	1997	—	237	2,617	540	237	3,157	3,394	1,510
77 Executive Boulevard	Office/Flex	1977	1997	—	34	1,104	177	34	1,281	1,315	651
85 Executive Boulevard	Office/Flex	1968	1997	—	155	2,507	538	155	3,045	3,200	1,406
101 Executive Boulevard	Office	1971	1997	—	267	5,838	(5,542)	101	462	563	3
300 Executive Boulevard	Office/Flex	1970	1997	—	460	3,609	306	460	3,915	4,375	1,922
350 Executive Boulevard	Office/Flex	1970	1997	—	100	1,793	175	100	1,968	2,068	1,013
399 Executive Boulevard	Office/Flex	1962	1997	—	531	7,191	163	531	7,354	7,885	3,693
400 Executive Boulevard	Office/Flex	1970	1997	—	2,202	1,846	1,073	2,202	2,919	5,121	1,555
500 Executive Boulevard	Office/Flex	1970	1997	—	258	4,183	434	258	4,617	4,875	2,418
525 Executive Boulevard	Office/Flex	1972	1997	—	345	5,499	844	345	6,343	6,688	3,272
700 Executive Boulevard	Land Lease	N/A	1997	—	970	—	—	970	—	970	—
1 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	—	3	268	233	3	501	504	253
2 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	—	4	672	245	4	917	921	410
3 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	—	21	1,948	363	21	2,311	2,332	1,247
4 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	—	84	13,393	3,665	85	17,057	17,142	7,832
5 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	—	19	4,804	943	19	5,747	5,766	2,930
6 Warehouse Lane (c)	Industrial/Warehouse	1982	1997	—	10	4,419	2,381	10	6,800	6,810	3,006
1 Westchester Plaza	Office/Flex	1967	1997	—	199	2,023	472	199	2,495	2,694	1,416
2 Westchester Plaza	Office/Flex	1968	1997	—	234	2,726	905	234	3,631	3,865	1,653
3 Westchester Plaza	Office/Flex	1969	1997	—	655	7,936	1,764	655	9,700	10,355	4,719
4 Westchester Plaza	Office/Flex	1969	1997	—	320	3,729	1,191	320	4,920	5,240	2,606
5 Westchester Plaza	Office/Flex	1969	1997	—	118	1,949	304	118	2,253	2,371	1,161
6 Westchester Plaza	Office/Flex	1968	1997	—	164	1,998	148	164	2,146	2,310	1,052
7 Westchester Plaza	Office/Flex	1972	1997	—	286	4,321	1,116	286	5,437	5,723	2,369
8 Westchester Plaza	Office/Flex	1971	1997	—	447	5,262	2,122	447	7,384	7,831	3,420
Hawthorne
200 Saw Mill River Road	Office/Flex	1965	1997	—	353	3,353	533	353	3,886	4,239	1,945
1 Skyline Drive	Office	1980	1997	—	66	1,711	210	66	1,921	1,987	996
2 Skyline Drive	Office	1987	1997	—	109	3,128	1,474	109	4,602	4,711	2,483
4 Skyline Drive	Office/Flex	1987	1997	—	363	7,513	2,980	363	10,493	10,856	5,767
5 Skyline Drive	Office/Flex	1980	2001	—	2,219	8,916	1,754	2,219	10,670	12,889	5,095
6 Skyline Drive	Office/Flex	1980	2001	—	740	2,971	1,502	740	4,473	5,213	2,600
7 Skyline Drive	Office	1987	1998	—	330	13,013	2,850	330	15,863	16,193	7,258
8 Skyline Drive	Office/Flex	1985	1997	—	212	4,410	777	212	5,187	5,399	2,720
10 Skyline Drive	Office/Flex	1985	1997	—	134	2,799	750	134	3,549	3,683	2,042
11 Skyline Drive (c)	Office/Flex	1989	1997	—	—	4,788	763	—	5,551	5,551	2,575
12 Skyline Drive (c)	Office/Flex	1999	1999	—	1,562	3,254	218	1,320	3,714	5,034	1,644
15 Skyline Drive (c)	Office/Flex	1989	1997	—	—	7,449	1,749	—	9,198	9,198	3,906
17 Skyline Drive (c)	Office	1989	1997	—	—	7,269	1,484	—	8,753	8,753	4,269
Tarrytown
230 White Plains Road	Retail	1984	1997	—	124	1,845	288	124	2,133	2,257	982
White Plains
1 Barker Avenue	Office	1975	1997	—	208	9,629	3,001	207	12,631	12,838	5,919
3 Barker Avenue	Office	1983	1997	—	122	7,864	1,930	122	9,794	9,916	4,769
50 Main Street	Office	1985	1997	—	564	48,105	15,530	564	63,635	64,199	30,051
11 Martine Avenue	Office	1987	1997	—	2,587	35,123	9,594	2,587	44,717	47,304	17,133
1 Water Street	Office	1979	1997	—	211	5,382	1,273	211	6,655	6,866	4,352
Yonkers
100 Corporate Boulevard	Office/Flex	1987	1997	—	602	9,910	1,397	602	11,307	11,909	5,696
200 Corporate Boulevard South	Office/Flex	1990	1997	—	502	7,575	2,296	502	9,871	10,373	4,799
1 Enterprise Boulevard	Land Lease	N/A	1997	—	1,379	—	1	1,380	—	1,380	—
1 Executive Boulevard	Office	1982	1997	—	1,104	11,904	3,719	1,105	15,622	16,727	7,269
2 Executive Boulevard	Retail	1986	1997	—	89	2,439	107	89	2,546	2,635	1,253
3 Executive Boulevard	Office	1987	1997	—	385	6,256	1,799	385	8,055	8,440	3,913
4 Executive Plaza	Office/Flex	1986	1997	—	584	6,134	1,142	584	7,276	7,860	3,565
6 Executive Plaza	Office/Flex	1987	1997	—	546	7,246	2,331	546	9,577	10,123	4,561
1 Odell Plaza	Office/Flex	1980	1997	—	1,206	6,815	2,284	1,206	9,099	10,305	4,403
3 Odell Plaza	Office	1984	2003	—	1,322	4,777	2,332	1,322	7,109	8,431	3,498
5 Odell Plaza	Office/Flex	1983	1997	—	331	2,988	535	331	3,523	3,854	1,878
7 Odell Plaza	Office/Flex	1984	1997	—	419	4,418	1,319	419	5,737	6,156	2,664

CONNECTICUT
Fairfield County
Stamford
419 West Avenue	Office/Flex	1986	1997	—	4,538	9,246	1,452	4,538	10,698	15,236	5,773

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2016

(dollars in thousands)

SCHEDULE III

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (d)	Depreciation (b)

500 West Avenue	Office/Flex	1988	1997	—	415	1,679	646	415	2,325	2,740	975
550 West Avenue	Office/Flex	1990	1997	—	1,975	3,856	133	1,975	3,989	5,964	1,960
600 West Avenue	Office/Flex	1999	1999	—	2,305	2,863	754	2,305	3,617	5,922	1,519
650 West Avenue	Office/Flex	1998	1998	—	1,328	—	3,547	1,328	3,547	4,875	1,764

MASSACHUSETTS
Middlesex County
Malden
Chase at Overlook Ridge	Multi-Family	2016	2016	71,992	11,072	87,793	9	11,072	87,802	98,874	2,188
Chase II at Overlook Ridge	Multi-Family	2016	2016	34,366	10,755	10,846	43,181	10,755	54,027	64,782	39

Suffolk County
East Boston
Portside at Pier One	Multi-Family	2016	2016	58,505	—	73,713	9	—	73,722	73,722	1,675
Revere
Alterra at Overlook Ridge IA	Multi-Family	2004	2013	—	9,042	50,671	1,322	9,042	51,993	61,035	5,188
Alterra at Overlook Ridge II	Multi-Family	2008	2013	—	12,055	71,409	485	12,055	71,894	83,949	7,144

Projects Under Development and Developable Land				27,939	229,250	308,623	—	229,250	308,623	537,873	4,966

Furniture, Fixtures and Equipment				—	—	—	21,230	—	21,230	21,230	7,186

TOTALS				813,585	697,773	3,457,953	649,141	661,335	4,143,532	4,804,867	1,332,073

(a)          The aggregate cost for federal income tax purposes at December 31, 2016 was approximately $3.1 billion.

(b)          Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(c)          This property is located on land leased by the Company.

(d)          Properties identified as held for sale at December 31, 2016 are excluded.

MACK-CALI REALTY CORPORATION/MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2016, 2015 and 2014 are as follows: (dollars in thousands)

	2016	2015	2014
Rental Properties
Balance at beginning of year	$4,807,718	$4,958,179	$5,129,933
Additions	819,535	219,227	193,005
Rental property held for sale	(79,200)	—	—
Properties sold	(695,837)	(82,015)	(331,181)
Impairment charge	—	(255,849)	—
Retirements/disposals	(47,349)	(31,824)	(33,578)
Balance at end of year	$4,804,867	$4,807,718	$4,958,179

Accumulated Depreciation
Balance at beginning of year	$1,464,482	$1,414,305	$1,400,988
Depreciation expense	151,569	147,447	143,278
Rental property held for sale	(31,792)	—	—
Properties sold	(204,837)	(7,517)	(96,383)
Impairment charge	—	(57,929)	—
Retirements/disposals	(47,349)	(31,824)	(33,578)
Balance at end of year	$1,332,073	$1,464,482	$1,414,305

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: February 28, 2017	By:	/s/ Mitchell E. Rudin
Mitchell E. Rudin
Chief Executive Officer
(principal executive officer)

Date: February 28, 2017	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
President and Chief Operating Officer

Date: February 28, 2017	By:	/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date: February 28, 2017	By:	/s/ Mitchell E. Rudin
Mitchell E. Rudin
Chief Executive Officer
(principal executive officer)

Date: February 28, 2017	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
President and Chief Operating Officer

Date: February 28, 2017	By:	/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ WILLIAM L. MACK	Chairman of the Board	February 28, 2017
William L. Mack

/S/ MITCHELL E. RUDIN	Chief Executive Officer	February 28, 2017
Mitchell E. Rudin	(principal executive officer)

/S/ MICHAEL J. DEMARCO	President and Chief Operating Officer	February 28, 2017
Michael J. DeMarco

/S/ ANTHONY KRUG	Chief Financial Officer	February 28, 2017
Anthony Krug	(principal financial officer and principal accounting officer)

/S/ ALAN S. BERNIKOW	Director	February 28, 2017
Alan S. Bernikow

/S/ KENNETH M. DUBERSTEIN	Director	February 28, 2017
Kenneth M. Duberstein

/S/ NATHAN GANTCHER	Director	February 28, 2017
Nathan Gantcher

/S/ DAVID S. MACK	Director	February 28, 2017
David S. Mack

/S/ ALAN G. PHILIBOSIAN	Director	February 28, 2017
Alan G. Philibosian

/S/ IRVIN D. REID	Director	February 28, 2017
Irvin D. Reid

/S/ REBECCA ROBERTSON	Director	February 28, 2017
Rebecca Robertson

/S/ VINCENT TESE	Director	February 28, 2017
Vincent Tese

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

3.12

Certificate of Designation of 3.5% Series A Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 3, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 3, 2017 and incorporated herein by reference).

3.13*	Certificate of Designation of 3.5% Series A-1 Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 28, 2017.

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

Exhibit
Number	Exhibit Title

10.1

Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.2

First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.3

Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.4

Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.5

2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.6

Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.7	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.8

Amended and Restated Mack-Cali Realty Corporation Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company’s Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.9	Mack-Cali Realty Corporation 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 Registration No. 333-188729, and incorporated herein by reference).

10.10

Indemnification Agreement by and between Mack-Cali Realty Corporation and William L. Mack dated October 22, 2002 (filed as Exhibit 10.101 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.11

Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan S. Bernikow dated May 20, 2004 (filed as Exhibit 10.104 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.12

Indemnification Agreement by and between Mack-Cali Realty Corporation and Kenneth M. Duberstein dated September 13, 2005 (filed as Exhibit 10.106 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.13

Indemnification Agreement by and between Mack-Cali Realty Corporation and Nathan Gantcher dated October 22, 2002 (filed as Exhibit 10.107 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.14

Indemnification Agreement by and between Mack-Cali Realty Corporation and David S. Mack dated December 11, 1997 (filed as Exhibit 10.108 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.15

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

10.19*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Rebecca Robertson dated September 27, 2016.

10.20

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

10.23

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.24

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

10.25

Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.26

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

10.27

Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of The Northwestern Mutual Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008. (filed as Exhibit 10.132 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.28

Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008 (filed as Exhibit 10.133 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.29

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

10.31

Partial Recourse Guaranty of Mack-Cali Realty, L.P. dated as of January 15, 2010 to The Prudential Insurance Company of America and VPCM, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.32

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

10.33

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

10.34

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

10.35

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

10.37

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

10.62

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

10.68	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.69

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

Exhibit
Number	Exhibit Title

10.70

Fourth Amended and Restated Revolving Credit Agreement dated as of July 16, 2013 among Mack Cali Realty, L.P., as borrower, Mack-Cali Realty Corporation, as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto, as lenders (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 16, 2013 and incorporated herein by reference).

10.71

Form of Restricted share Award Agreement effective December 10, 2013 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Anthony Krug (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 10, 2013 and incorporated herein by reference).

10.72

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

10.74

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

10.75

Purchase and Sale Agreement, dated as of January 17, 2013 by and between Overlook Ridge Phase I, L.L.C., Overlook Ridge Phase IB, L.L.C. and Mack-Cali Realty Acquisition Corp. (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 17, 2012 and incorporated herein by reference)

10.76

Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Pennsylvania Realty Associates, L.P., as seller, and Westlakes KPG III, LLC and Westlakes Land KPG III, LLC, as purchasers (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.77

Agreement of Sale and Purchase dated as of July 15, 2013 by and between M-C Rosetree Associates, L.P., as seller, and Rosetree KPG III, LLC and Rosetree Land KPG III, LLC, as purchasers (filed as Exhibit 10.2 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.78

Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali-R Company No. 1 L.P., as seller, and Plymouth Meeting KPG III, LLC, as purchaser (filed as Exhibit 10.3 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.79

Agreement of Sale and Purchase dated as of July 15, 2013 by and between Stevens Airport Realty Associates L.P., as seller, and Airport Land KPG III, LLC, as purchaser (filed as Exhibit 10.4 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.8

Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Airport Realty Associates L.P., as seller, and 100 Airport KPG III, LLC, 200 Airport KPG III, LLC and 300 Airport KPG III, LLC, as purchasers (filed as Exhibit 10.5 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.81

Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Property Trust, as seller, and 1000 Madison KPG III, LLC, as purchaser (filed as Exhibit 10.6 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.82

Agreement of Sale and Purchase dated as of July 15, 2013 by and between Monument 150 Realty L.L.C., as seller, and Monument KPG III, LLC, as purchaser (filed as Exhibit 10.7 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.83

Agreement of Sale and Purchase dated as of July 15, 2013 by and between 4 Sentry Realty L.L.C. and Five Sentry Realty Associates L.P., as sellers, and Four Sentry KPG, LLC and Five Sentry KPG III, LLC, as purchasers (filed as Exhibit 10.8 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.84

Agreement of Sale and Purchase dated as of February 24, 2014 by and between Talleyrand Realty Associates, L.L.C., as seller, and H’Y2 Talleyrand, LLC, as purchaser (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.85

Agreement of Sale and Purchase dated as of February 24, 2014 by and between 400 Chestnut Realty L.L.C., as seller, and H’Y2 400 Chestnut Ridge, LLC, as purchaser (filed as Exhibit 10.2 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.86

Agreement of Sale and Purchase dated as of February 24, 2014 by and between 470 Chestnut Realty L.L.C., as seller, and H’Y2 470 Chestnut Ridge, LLC, as purchaser (filed as Exhibit 10.3 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.87

Agreement of Sale and Purchase dated as of February 24, 2014 by and between 530 Chestnut Realty L.L.C., as seller, and H’Y2 530 Chestnut Ridge, LLC, as purchaser (filed as Exhibit 10.4 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.88

Agreement of Sale and Purchase dated as of February 24, 2014 by and between Mack-Cali Taxter Associates, L.L.C., as seller, and H’Y2 Taxter, LLC, as purchaser (filed as Exhibit 10.5 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.89

Agreement of Sale and Purchase dated as of February 24, 2014 by and between Mack-Cali CW Realty Associates, L.L.C., as seller, and H’Y2 570 Taxter, LLC, as purchaser (filed as Exhibit 10.6 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.90

Agreement of Sale and Purchase dated as of February 24, 2014 by and between 1717 Realty Associates L.L.C., as seller, and H’Y2 Ruote 208, LLC, as purchaser (filed as Exhibit 10.7 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.91

Agreement of Sale and Purchase dated as of February 24, 2014 by and between Knightsbridge Realty L.L.C., as seller, and H’Y2 400 Knightsbridge, LLC, as purchaser (filed as Exhibit 10.8 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.92

Agreement of Sale and Purchase dated as of February 24, 2014 by and between Kemble Plaza II Realty L.L.C., as seller, and H’Y2 400 Mt Kemble, LLC, as purchaser (filed as Exhibit 10.9 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.93

Agreement of Sale and Purchase dated as of February 24, 2014 by and between 1266 Soundview Realty L.L.C., as seller, and H’Y2 Stamford, LLC, as purchaser (filed as Exhibit 10.10 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.94

Agreement dated February 28, 2014 by and among Mack-Cali Realty Corporation, Land & Buildings Capital Growth Fund, L.P., Land & Buildings Investment Management,LLC and Jonathan Litt (filed as Exhibit 10.116 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.95

Settlement and General Release Agreement dated March 1, 2014 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.117 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.96

Settlement and General Release Agreement dated March 1, 2014 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.118 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.97

Restricted share Award Agreement effective March 19, 2014 by and between Mack-Cali Realty Corporation and Anthony Krug (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 21, 2014 and incorporated herein by reference).

10.98

Separation Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Bradford R. Klatt (filed as Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.99

Separation Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Carl Goldberg (filed as Exhibit 10.123 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.100

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

10.101

Consulting Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Carl Goldberg and Devra Goldberg (filed as Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.102

Separation Agreement dated November 4, 2014 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2014 and incorporated herein by reference).

10.103

Severance Agreement dated March 4, 2015 by and between Anthony Krug and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2015 and incorporated herein by reference).

10.104

Severance Agreement dated March 4, 2015 by and between Gary T. Wagner and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 4, 2015 and incorporated herein by reference).

10.105

Employment Agreement dated June 3, 2015 by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2015 and incorporated herein by reference).

10.106

Employment Agreement dated June 3, 2015 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 3, 2015 and incorporated herein by reference).

10.107

Indemnification Agreement dated June 3, 2015 by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference).

10.108

Indemnification Agreement dated June 3, 2015 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.130 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference).

10.109

Indemnification Agreement dated September 22, 2015 by and between Marshall B. Tycher and Mack-Cali Realty Corporation (filed as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.110

Employment Agreement dated October 23, 2012 by and between Marshall B. Tycher and Mack-Cali Realty Corporation (filed as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.111

Indemnification Agreement dated June 10, 2013 by and between Ricardo Cardoso and Mack-Cali Realty Corporation (filed as Exhibit 10.133 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.112

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

10.113

International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2015 by and between Capital One, National Association and Mack-Cali Realty, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.114

International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of January 4, 2016 by and between Citibank, N.A. and Mack-Cali Realty, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.115

International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of January 6, 2016 by and between Comerica Bank and Mack-Cali Realty, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.116

International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of January 5, 2016 by and between PNC Bank, National Association and Mack-Cali Realty, L.P. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.117

International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 21, 2015 by and between U.S. Bank National Association and Mack-Cali Realty, L.P. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.118	Form of 2016 Time-Based Long-Term Incentive Plan Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

10.119	Form of 2016 Performance-Based Long-Term Incentive Plan Award Agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

10.120

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

10.121

Agreement of Purchase and Sale among M-C Broad A L.L.C. and M-C Broad C L.L.C., collectively, as Seller, and 125 Acquisition LLC, as Purchaser, dated as of March 10, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2016 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.122

Employment Agreement dated April 15, 2016 by and between Robert Andrew Marshall and Roseland Residential Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2016 and incorporated herein by reference).

10.123

Real Estate Sale Agreement by and between HUB Properties Trust and 111 River Realty L.L.C. dated April 22, 2016 (filed as Exhibit 10.145 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.124

Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 25, 2017 among Mack-Cali Realty, L.P., as borrower, JPMorgan Chase Bank, N.A., as the administrative agent and fronting bank, Wells Fargo Bank, N.A. and Bank of America, N.A. as syndication agents and fronting banks, and the other agents listed therein and the lending institutions party thereto and referred to therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2017 and incorporated herein by reference).

10.125*

Preferred Equity Investment Agreement Among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Mack-Cali Property Trust, Mack-Cali Test Property, L.P., Roseland Residential Trust, Roseland Residential Holding L.L.C., Roseland Residential L.P., RPIIA-RLA, L.L.C. and RPIIA-RLB, L.L.C. dated as of February 27, 2017.

10.126*	Form of Second Amended and Restated Limited Partnership Agreement of Roseland Residential, L.P.

10.127*	Form of Shareholders Agreement of Roseland Residential Trust.

10.128*	Form of Discretionary Demand Promissory Note.

10.129*	Form of Shared Services Agreement by and between Mack-Cali Realty, L.P. and Roseland Residential, L.P.

10.130*	Form of Recourse Agreement by and between Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Roseland Residential Trust, RP-RLA, LLC and RP-RLB, LLC.

10.131*	Form of Registration Rights Agreement.

10.132*	Form of Indemnity Agreement.

12.1*	Calculation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Security Dividends for the General Partner.

12.2*	Calculation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Security Dividends for the Operating Partnership.

21.1*	Subsidiaries of the General Partner.

21.2*	Subsidiaries of the Operating Partnership.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the General Partner.

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the Operating Partnership.

31.1*	Certification of the General Partner’s Chief Executive Officer, Mitchell E. Rudin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s President and Chief Operating Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.4*	Certification of the General Partner’s Chief Executive Officer, Mitchell E. Rudin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.5*	Certification of the General Partner’s President and Chief Operating Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.6*	Certification of the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

32.1*

Certification of the General Partner’s Chief Executive Officer, Mitchell E. Rudin, the General Partner’s President and Chief Operating Officer, Michael J. DeMarco and the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

32.2*

Certification of the General Partner’s Chief Executive Officer, Mitchell E. Rudin, the General Partner’s President and Chief Operating Officer, Michael J. DeMarco and the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

* filed herewith