Form 10-Q
period 2017-03-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2017-05-09
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:1-13274  Mack-Cali Realty Corporation

Commission File Number:333-57103  Mack-Cali Realty, L.P.

Mack-Cali Realty Corporation

Mack-Cali Realty, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Mack-Cali Realty Corporation)	22-3305147 (Mack-Cali Realty Corporation)
Delaware (Mack-Cali Realty, L.P.)	22-3315804 (Mack-Cali Realty, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harborside 3, 210 Hudson St., Ste. 400, Jersey City, New Jersey	07311
(Address of principal executive offices)	(Zip Code)

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

Mack-Cali Realty Corporation:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐
(Do not check if a smaller reporting company)

Mack-Cali Realty, L.P.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Mack-Cali Realty Corporation	☐
Mack-Cali Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mack-Cali Realty Corporation	YES ☐ NO ☒
Mack-Cali Realty, L.P.	YES ☐ NO ☒

As of May 5, 2017, there were 89,875,142 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of March 31, 2017, the General Partner owned an approximate 89.7 percent common unit interest in the Operating Partnership.  The remaining approximate 10.3 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

A Common Unit of the Operating Partnership and a share of common stock of the General Partner (the “Common Stock”) have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Company.  The General Partner owns a number of common units of the Operating Partnership equal to the number of issued and outstanding shares of the General Partner’s common stock.  Common unitholders (other than the General Partner) have the right to redeem their Common Units, subject to certain restrictions under the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”) and agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance.  The redemption is required to be satisfied in shares of Common Stock of the General Partner, cash, or a combination thereof, calculated as follows:  one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each Common Unit.  The General Partner, in its sole discretion, determines the form of redemption of Common Units (i.e., whether a common unitholder receives Common Stock of the General Partner, cash, or any combination thereof).  If the General Partner elects to satisfy the redemption with shares of Common Stock of the General Partner as opposed to cash, the General Partner is obligated to issue shares of its Common Stock to the redeeming unitholder.  Regardless of the rights described above, the common unitholders may not put their units for cash to the Company or the General Partner under any circumstances.  With each such redemption, the General Partner’s percentage ownership in the Operating Partnership will increase. In addition, whenever the General Partner issues shares of its Common Stock other than to acquire Common Units, the General Partner must contribute any net proceeds it receives to the Operating Partnership and the Operating Partnership must issue to the General Partner an equivalent number of Common Units. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

The Company believes that combining the quarterly reports on Form 10-Q of the General Partner and the Operating Partnership into this single report provides the following benefits:

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

The Company believes it is important to understand the few differences between the General Partner and the Operating Partnership in the context of how they operate as a consolidated company.  The financial results of the Operating Partnership are consolidated into the financial statements of the General Partner.  The General Partner does not have any other significant assets, liabilities or operations, other than its interests in the Operating Partnership, nor does the Operating Partnership have employees of its own.  The Operating Partnership, not the General Partner, generally executes all significant business relationships other than transactions involving the securities of the General Partner.  The Operating Partnership holds substantially all of the assets of the General Partner, including ownership interests in joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from equity offerings by the General Partner, which are contributed to the capital of the Operating Partnership in consideration of common or preferred units in the Operating Partnership, as applicable, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under the Company’s unsecured revolving credit facility and unsecured term loan facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of properties and joint ventures.

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

To help investors better understand the key differences between the General Partner and the Operating Partnership, certain information for the General Partner and the Operating Partnership in this report has been separated, as set forth below:

•                                          Item 1.         Financial Statements (unaudited), which includes the following specific disclosures for the General Partner and the Operating Partnership:

•                  Note 2.               Significant Accounting Policies, where applicable;

•                  Note 14:       Redeemable noncontrolling interests

•                  Note 15.        Mack-Cali Realty Corporation’s Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital;

•                  Note 16.        Noncontrolling Interests in Subsidiaries; and

•                  Note 17.        Segment Reporting, where applicable.

•                                          Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable;

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the General Partner and the Operating Partnership in order to establish that the requisite certifications have been made and that the General Partner and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

FORM 10-Q

MACK-CALI REALTY CORPORATION
MACK-CALI REALTY, L.P.

Part I — Financial Information

Item 1.                     Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations, of comprehensive income, of changes in equity, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement for the interim periods.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation’s and Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Rental property
Land and leasehold interests	$752,842	$661,335
Buildings and improvements	4,107,508	3,758,210
Tenant improvements	384,263	364,092
Furniture, fixtures and equipment	23,499	21,230
	5,268,112	4,804,867
Less — accumulated depreciation and amortization	(1,327,967)	(1,332,073)
	3,940,145	3,472,794
Rental property held for sale, net	2,131	39,743
Net investment in rental property	3,942,276	3,512,537
Cash and cash equivalents	168,316	31,611
Investments in unconsolidated joint ventures	325,150	320,047
Unbilled rents receivable, net	102,858	101,052
Deferred charges, goodwill and other assets, net	308,428	267,950
Restricted cash	57,596	53,952
Accounts receivable, net of allowance for doubtful accounts of $1,055 and $1,335	9,603	9,617

Total assets	$4,914,227	$4,296,766

LIABILITIES AND EQUITY
Senior unsecured notes, net	$817,824	$817,355
Unsecured revolving credit facility and term loans	760,937	634,069
Mortgages, loans payable and other obligations, net	1,152,443	888,585
Dividends and distributions payable	15,423	15,327
Accounts payable, accrued expenses and other liabilities	169,988	159,874
Rents received in advance and security deposits	53,496	46,442
Accrued interest payable	16,540	8,427
Total liabilities	2,986,651	2,570,079
Commitments and contingencies

Redeemable noncontrolling interests	202,714	—

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 89,844,752, and 89,696,713 shares outstanding	898	897
Additional paid-in capital	2,570,093	2,576,473
Dividends in excess of net earnings	(1,045,786)	(1,052,184)
Accumulated other comprehensive income	3,085	1,985
Total Mack-Cali Realty Corporation stockholders’ equity	1,528,290	1,527,171

Noncontrolling interests in subsidiaries:
Operating Partnership	175,877	178,570
Consolidated joint ventures	20,695	20,946
Total noncontrolling interests in subsidiaries	196,572	199,516

Total equity	1,724,862	1,726,687

Total liabilities and equity	$4,914,227	$4,296,766

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Base rents	$121,255	$126,387
Escalations and recoveries from tenants	15,119	14,961
Real estate services	6,465	6,812
Parking income	4,229	3,156
Other income	2,819	1,607
Total revenues	149,887	152,923

EXPENSES
Real estate taxes	21,092	23,226
Utilities	11,414	13,578
Operating services	27,091	26,732
Real estate services expenses	6,270	6,846
General and administrative	11,592	12,249
Depreciation and amortization	47,631	43,063
Total expenses	125,090	125,694
Operating income	24,797	27,229

OTHER (EXPENSE) INCOME
Interest expense	(20,321)	(24,993)
Interest and other investment income (loss)	474	(669)
Equity in earnings (loss) of unconsolidated joint ventures	(51)	(1,554)
Gain on change of control of interests	—	10,156
Realized gains (losses) and unrealized losses on disposition of rental property, net	5,506	58,600
Gain on sale of investment in unconsolidated joint venture	12,563	—
Loss from extinguishment of debt, net	(239)	—
Total other income (expense)	(2,068)	41,540
Net income	22,729	68,769
Noncontrolling interest in consolidated joint ventures	237	706
Noncontrolling interest in Operating Partnership	(2,295)	(7,284)
Redeemable noncontrolling interest	(792)	—
Net income available to common shareholders	$19,879	$62,191

Basic earnings per common share:
Net income available to common shareholders	$0.11	$0.69

Diluted earnings per common share:
Net income available to common shareholders	$0.11	$0.69

Basic weighted average shares outstanding	89,955	89,721

Diluted weighted average shares outstanding	100,637	100,315

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$22,729	$68,769
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	1,227	(6,340)
Comprehensive income	$23,956	$62,429
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	237	706
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(792)	—
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(2,422)	(6,619)
Comprehensive income attributable to common shareholders	$20,979	$56,516

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity
Balance at January 1, 2017	89,697	$897	$2,576,473	$(1,052,184)	$1,985	$199,516	$1,726,687
Net income	—	—	—	19,879	—	2,850	22,729
Common stock dividends	—	—	—	(13,481)	—	—	(13,481)
Common unit distributions	—	—	—	—	—	(1,647)	(1,647)
Redeemable noncontrolling interest	—	—	(9,860)	—	—	(1,930)	(11,790)
Decrease in noncontrolling interest in consolidated joint ventures	—	—	—	—	—	(14)	(14)
Redemption of common units for common stock	149	1	2,530	—	—	(2,531)	—
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	1	—	37	—	—	—	37
Directors’ deferred compensation plan	—	—	115	—	—	—	115
Stock compensation	—	—	409	—	—	644	1,053
Cancellation of restricted shares	(2)	—	(54)	—	—	—	(54)
Other comprehensive income	—	—	—	—	1,100	127	1,227
Rebalancing of ownership percentage between parent and subsidiaries	—	—	443	—	—	(443)	—
Balance at March 31, 2017	89,845	$898	$2,570,093	$(1,045,786)	$3,085	$196,572	$1,724,862

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,729	$68,769
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets	46,338	43,413
Amortization of directors deferred compensation stock units	115	101
Amortization of stock compensation	1,053	785
Amortization of deferred financing costs	1,103	1,169
Amortization of debt discount and mark-to-market	241	610
Equity in (earnings) loss of unconsolidated joint ventures	51	1,554
Distributions of cumulative earnings from unconsolidated joint ventures	2,684	574
Gain on change of control of interests	—	(10,156)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(5,506)	(58,600)
Gain on sale of investments in unconsolidated joint ventures	(12,563)	—
Loss from extinguishment of debt	239	—
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(2,950)	(2,169)
Increase in deferred charges, goodwill and other assets	(2,842)	(19,323)
Decrease in accounts receivable, net	13	1,243
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,396)	(2,370)
Increase in rents received in advance and security deposits	3,891	370
Increase (decrease) in accrued interest payable	8,113	(489)

Net cash provided by operating activities	$51,313	$25,481

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(413,115)	$(47,818)
Rental property additions and improvements	(22,471)	(34,603)
Development of rental property and other related costs	(55,511)	(16,131)
Proceeds from the sales of rental property	47,569	94,710
Proceeds from the sale of investments in unconsolidated joint ventures	14,849	—
Investments in notes receivable	(2,254)	—
Repayment of notes receivable	9,062	125
Investment in unconsolidated joint ventures	(6,625)	(7,225)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,689	1,771
Proceeds from investment receivable	3,625	—
Decrease in restricted cash	1,871	7,777

Net cash used in investing activities	$(421,311)	$(1,394)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$275,000	$150,000
Repayment of revolving credit facility	(471,000)	(215,000)
Repayment of senior unsecured notes	—	(200,000)
Borrowings from unsecured term loan	325,000	350,000
Proceeds from mortgages and loans payable	263,779	77,666
Repayment of mortgages, loans payable and other obligations	(1,430)	(89,712)
Issuance of redeemable noncontrolling interests, net	139,002	—
Payment of financing costs	(8,627)	(3,392)
(Distribution to) contributions from noncontrolling interests	(15)	703
Payment of dividends and distributions	(15,006)	(15,008)

Net cash provided by financing activities	$506,703	$55,257

Net increase in cash and cash equivalents	$136,705	$79,344
Cash and cash equivalents, beginning of period	31,611	37,077

Cash and cash equivalents, end of period	$168,316	$116,421

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Rental property
Land and leasehold interests	$752,842	$661,335
Buildings and improvements	4,107,508	3,758,210
Tenant improvements	384,263	364,092
Furniture, fixtures and equipment	23,499	21,230
	5,268,112	4,804,867
Less — accumulated depreciation and amortization	(1,327,967)	(1,332,073)
	3,940,145	3,472,794
Rental property held for sale, net	2,131	39,743
Net investment in rental property	3,942,276	3,512,537
Cash and cash equivalents	168,316	31,611
Investments in unconsolidated joint ventures	325,150	320,047
Unbilled rents receivable, net	102,858	101,052
Deferred charges, goodwill and other assets, net	308,428	267,950
Restricted cash	57,596	53,952
Accounts receivable, net of allowance for doubtful accounts
of $1,055 and $1,335	9,603	9,617

Total assets	$4,914,227	$4,296,766

LIABILITIES AND EQUITY
Senior unsecured notes, net	$817,824	$817,355
Unsecured revolving credit facility and term loans	760,937	634,069
Mortgages, loans payable and other obligations, net	1,152,443	888,585
Distributions payable	15,423	15,327
Accounts payable, accrued expenses and other liabilities	169,988	159,874
Rents received in advance and security deposits	53,496	46,442
Accrued interest payable	16,540	8,427
Total liabilities	2,986,651	2,570,079
Commitments and contingencies

Redeemable noncontrolling interests	202,714	—

Partners’ Capital:
General Partner, 89,844,752 and 89,696,713 common units outstanding	1,467,145	1,467,569
Limited partners, 10,339,443 and 10,488,105 common units outstanding	233,937	236,187
Accumulated other comprehensive income	3,085	1,985
Total Mack-Cali Realty, L.P. partners’ capital	1,704,167	1,705,741

Noncontrolling interests in consolidated joint ventures	20,695	20,946

Total equity	1,724,862	1,726,687

Total liabilities and equity	$4,914,227	$4,296,766

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Base rents	$121,255	$126,387
Escalations and recoveries from tenants	15,119	14,961
Real estate services	6,465	6,812
Parking income	4,229	3,156
Other income	2,819	1,607
Total revenues	149,887	152,923

EXPENSES
Real estate taxes	21,092	23,226
Utilities	11,414	13,578
Operating services	27,091	26,732
Real estate services expenses	6,270	6,846
General and administrative	11,592	12,249
Depreciation and amortization	47,631	43,063
Total expenses	125,090	125,694
Operating income	24,797	27,229

OTHER (EXPENSE) INCOME
Interest expense	(20,321)	(24,993)
Interest and other investment income (loss)	474	(669)
Equity in earnings (loss) of unconsolidated joint ventures	(51)	(1,554)
Gain on change of control of interests	—	10,156
Realized gains (losses) and unrealized losses on disposition of rental property, net	5,506	58,600
Gain on sale of investment in unconsolidated joint venture	12,563	—
Loss from extinguishment of debt, net	(239)	—
Total other income (expense)	(2,068)	41,540
Net income	22,729	68,769
Noncontrolling interest in consolidated joint ventures	237	706
Redeemable noncontrolling interest	(792)	—
Net income available to common unitholders	$22,174	$69,475

Basic earnings per common unit:
Net income available to common unitholders	$0.11	$0.69

Diluted earnings per common unit:
Net income available to common unitholders	$0.11	$0.69

Basic weighted average units outstanding	100,339	100,230

Diluted weighted average units outstanding	100,637	100,315

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$22,729	$68,769
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	1,227	(6,340)
Comprehensive income	$23,956	$62,429
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	237	706
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(792)	—
Comprehensive income attributable to common unitholders	$23,401	$63,135

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
			General Partner	Limited Partner	Other	Interest
	General Partner	Limited Partner	Common	Common	Comprehensive	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2017	89,697	10,488	$1,467,569	$236,187	$1,985	$20,946	1,726,687
Net income	—	—	19,879	2,295	—	555	22,729
Distributions	—	—	(13,481)	(1,647)	—	—	(15,128)
Redeemable noncontrolling interest	—	—	(9,860)	(1,138)	—	(792)	(11,790)
Decrease in noncontrolling interest	—	—	—	—	—	(14)	(14)
Redemption of limited partner common units for shares of general partner common units	149	(149)	2,531	(2,531)	—	—	—
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	1	—	37	—	—	—	37
Directors’ deferred compensation plan	—	—	115	—	—	—	115
Other comprehensive income				127	1,100	—	1,227
Stock compensation	—	—	409	644	—	—	1,053
Cancellation of restricted shares	(2)	—	(54)	—	—	—	(54)
Balance at March 31, 2017	89,845	10,339	$1,467,145	$233,937	$3,085	$20,695	1,724,862

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,729	$68,769
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	46,338	43,413
Amortization of directors deferred compensation stock units	115	101
Amortization of stock compensation	1,053	785
Amortization of deferred financing costs	1,103	1,169
Amortization of debt discount and mark-to-market	241	610
Equity in (earnings) loss of unconsolidated joint ventures	51	1,554
Distributions of cumulative earnings from unconsolidated joint ventures	2,684	574
Gain on change of control of interests	—	(10,156)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(5,506)	(58,600)
Gain on sale of investments in unconsolidated joint ventures	(12,563)	—
Loss from extinguishment of debt	239	—
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(2,950)	(2,169)
Increase in deferred charges, goodwill and other assets	(2,842)	(19,323)
Decrease in accounts receivable, net	13	1,243
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,396)	(2,370)
Increase in rents received in advance and security deposits	3,891	370
Increase (decrease) in accrued interest payable	8,113	(489)

Net cash provided by operating activities	$51,313	$25,481

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(413,115)	$(47,818)
Rental property additions and improvements	(22,471)	(34,603)
Development of rental property and other related costs	(55,511)	(16,131)
Proceeds from the sales of rental property	47,569	94,710
Proceeds from the sale of investments in unconsolidated joint ventures	14,849	—
Investments in notes receivable	(2,254)	—
Repayment of notes receivable	9,062	125
Investment in unconsolidated joint ventures	(6,625)	(7,225)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,689	1,771
Proceeds from investment receivable	3,625	—
Decrease in restricted cash	1,871	7,777

Net cash used in investing activities	$(421,311)	$(1,394)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$275,000	$150,000
Repayment of revolving credit facility	(471,000)	(215,000)
Repayment of senior unsecured notes	—	(200,000)
Borrowings from unsecured term loan	325,000	350,000
Proceeds from mortgages and loans payable	263,779	77,666
Repayment of mortgages, loans payable and other obligations	(1,430)	(89,712)
Issuance of redeemable noncontrolling interests, net	139,002	—
Payment of financing costs	(8,627)	(3,392)
(Distribution to) contributions from noncontrolling interests	(15)	703
Payment of distributions	(15,006)	(15,008)

Net cash provided by financing activities	$506,703	$55,257

Net increase in cash and cash equivalents	$136,705	$79,344
Cash and cash equivalents, beginning of period	31,611	37,077

Cash and cash equivalents, end of period	$168,316	$116,421

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.7 and 89.5 percent common unit interest in the Operating Partnership as of March 31, 2017 and December 31, 2016, respectively.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

The Operating Partnership conducts the business of providing leasing, management, acquisition, development and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted.  Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.

As of March 31, 2017, the Company owned or had interests in 214 properties, consisting of 87 office and 110 flex properties, totaling approximately 22.9 million square feet, leased to approximately 1,200 commercial tenants, and 17 multi-family rental properties containing 5,032 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 87 office buildings totaling approximately 17.6 million square feet (which include five buildings, aggregating approximately 1.4 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 94 office/flex buildings totaling approximately 4.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 17 multi-family properties totaling 5,032 apartments (which include eight properties aggregating 3,005 apartments owned by unconsolidated joint ventures in which the Company has investment interests), six parking/retail properties totaling approximately 137,100 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

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

As of March 31, 2017 and December 31, 2016, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, have total real estate assets of $211.3 million and $201.9 million, respectively, mortgages of $90 million and $78.4 million, respectively, and other liabilities of $16.3 million and $19.2 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental

Property                                                                        Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition—related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.6 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $367.2 million and $361.1 million as of March 31, 2017 and December 31, 2016, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred

Financing Costs                             Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets.  In all cases, amortization of such costs is included in interest expense and was $1,103,000 and $1,169,000 for the three months ended March 31, 2017 and 2016, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt.  Included in loss from extinguishment of debt, net of gains for the three months ended March 31, 2017 were unamortized deferred financing costs which were written off of $239,000.

Deferred

Leasing Costs                                           Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $1,042,000 and $780,000 for the three months ended March 31, 2017 and 2016, respectively.

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

The General Partner has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”).  In general, a TRS of the General Partner may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.   The General Partner has conducted business through its TRS entities for certain property management, development, construction and other related services, as well as to hold a joint venture interest in a hotel and other matters.

As of March 31, 2017, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $16.9 million which has been fully reserved for through a valuation allowance.  If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2012 forward.

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

Dividends and

Distributions

Payable                                                                           The dividends and distributions payable at March 31, 2017 represents dividends payable to common shareholders (89,874,940 shares) and distributions payable to noncontrolling interest unitholders of the Operating Partnership (10,339,443 common units and 652,554 LTIP units), for all such holders of record as of April 5, 2017 with respect to the first quarter 2017.  The first quarter 2017 common stock dividends and unit distributions of $0.15 per common share, common unit and LTIP unit were approved by the General Partner’s Board of Directors on March 14, 2017 and paid on April 13, 2017.

The dividends and distributions payable at December 31, 2016 represents dividends payable to common shareholders (89,696,824 shares) and distributions payable to noncontrolling interest unitholders of the Operating Partnership (10,488,105 common units and 657,373 LTIP units) for all such holders of record as of January 5, 2017 with respect to the fourth quarter 2016.  The fourth quarter 2016 common stock dividends and unit distributions of $0.15 per common share, common unit and LTIP unit were approved by the General Partner’s Board of Directors on December 13, 2016 and paid on January 13, 2017.

Costs Incurred

For Stock

Issuances                                                                   Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock

Compensation                                        The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), restricted stock units (“RSUs”), performance share units (“PSUs”), long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $1,053,000 and $785,000 for the three months ended March 31, 2017 and 2016, respectively.

Other

Comprehensive

Income (Loss)                                           Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale.

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

Impact Of

Recently-Issued

Accounting

Standards                                                                In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016.  While lease contracts with customers, which constitute the majority of the Company’s revenues, are a specific scope exception of ASU 2014-09, certain of the Company’s revenue streams may be impacted by ASU 2014-09.  The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

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

3.    RECENT TRANSACTIONS

Management Changes

On April 5, 2017, the Company announced that president Michael J. DeMarco would be assuming the title of chief executive officer of the Company and Mitchell Rudin, formerly the chief executive officer, was being named the vice chairman at the Company effective April 4, 2017.  Mr. DeMarco had joined the Company in 2015 as the president and chief operating officer.

Acquisitions

The Company acquired the following office properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the three months ended March 31, 2017 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property Address	Location	Bldgs.	Square Feet	Cost
01/11/17	Red Bank portfolio (a)	Red Bank, New Jersey	3	279,472	$27,228
03/06/17	Short Hills/Madison portfolio (b)	Short Hills & Madison, New Jersey	6	1,113,028	367,361

Total Acquisitions			9	1,392,500	$394,589

(a)  This acquisition was funded through borrowings under the Company’s unsecured revolving credit facility.

(b) This acquisition was funded through borrowings under the Company’s unsecured revolving credit facility and a new $124.5 million loan secured by three of the properties.

The purchase prices were allocated to the net assets acquired, as follows (in thousands):

	Red Bank	Short Hills/Madison
	Portfolio	Portfolio
Land and leasehold interest	$7,914	$30,336
Buildings and improvements and other assets	16,047	295,299
Above market leases (a)	118	6,367
In-place lease values (a)	3,171	45,604
	27,250	377,606
Less: Below market lease values (a)	(22)	(10,245)
Net assets recorded upon acquisition	$27,228	$367,361

(a)         Above market, in-place and below market leases are being amortized over a weighted-average term of 5.4 years.

Consolidation

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited Partnership Units of the Operating Partnership (the “Series A Units”) valued at $42.8 million.  The Series A Units were issued to the Company’s partners in the Plaza VIII & IX Associates L.L.C. joint venture that owns a development site adjacent to the Company’s Harborside property in Jersey City, New Jersey as non-cash consideration for their approximate 37.5 percent interest in the joint venture.  Concurrent with the issuance of the Series A Units, the Company purchased from other partners in the Plaza VIII & IX Associates L.L.C. joint venture their approximate 12.5 percent interest for approximately $14.3 million in cash.  The results of these transactions increased the Company’s interests in the joint venture from 50 percent to 100 percent.  Upon these acquisitions, the Company consolidated Plaza VIII & IX Associates L.L.C., a voting interest entity, substantially all of which is comprised of land for development.  As an acquisition of the additional 50 percent of the land the Company accounted for the transaction under a cost accumulation model, resulting in total consolidated assets of $60.6 million, substantially all of which is classified as land on the Balance Sheet.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office properties during the three months ended March 31, 2017 (dollars in thousands):

							Realized
							Gains
				Rentable	Net	Net	(losses)/
Disposition			# of	Square	Sales	Book	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Losses, net
01/30/17	Cranford portfolio	Cranford, New Jersey	6	435,976	$26,598	$22,736	$3,862
01/31/17	440 Route 22 East (a)	Bridgewater, New Jersey	1	198,376	10,074	10,069	5
02/07/17	3 Independence Way	Princeton, New Jersey	1	111,300	11,549	9,910	1,639
Totals			8	745,652	$48,221	$42,715	$5,506

(a)  The Company recorded a valuation allowance of $7.7 million on this property during the year ended December 31, 2016.

Rental Property Held for Sale, Net

During the three months ended March 31, 2017, the Company signed an agreement to sell an office property totaling approximately 40,000 square feet, subject to certain conditions, and identified it as held for sale as of March 31, 2017.  The property is located in East Brunswick, New Jersey.  The total estimated sales proceeds from the sale is expected to be approximately $3.5 million.

The following table summarizes the rental property held for sale, net, as of March 31, 2017: (dollars in thousands)

March 31,
2017
Land	$648
Buildings and improvements	2,919
Less: Accumulated depreciation	(1,436)
Rental property held for sale, net	$2,131

Other assets and liabilities related to the rental property held for sale, as of March 31, 2017, include $19,000 in deferred charges, and other assets, $39,000 in unbilled rents receivable and $35,000 in accounts payable, accrued expenses and other liabilities.  Approximately $47,000 of these assets and $12,000 of these liabilities are expected to be written off with the completion of the sale.

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with affiliates of Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.  See Note 14: Redeemable Noncontrolling Interests.

Unconsolidated Joint Venture Activity

On January 31, 2017, the Company sold its interest in KPG-P 100 IMW JV, LLC, Keystone-Penn and Keystone-Tristate joint ventures that own operating properties, located in Philadelphia, Pennsylvania for an aggregate sales price of $9.7 million and realized a gain on the sale of the unconsolidated joint venture of $7.4 million.

On February 15, 2017, the Company sold its 7.5 percent interest in Elmajo Urban Renewal Associates, LLC and Estuary Urban Renewal Unit B, LLC joint ventures that own operating multi-family properties located in Weehawken, New Jersey for a sales price of $5.1 million and realized a gain on the sale of the unconsolidated joint venture of $5.1 million.

On February 28, 2017, the Operating Partnership authorized the issuance of 9,213 shares of a new class of 3.5 percent Series A-1 Preferred Limited Partnership Units of the Operating Partnership (the “Series A-1 Units”).  9,122 Series A-1 Units were issued on February 28, 2017, valued at $9.1 million, to the Company’s partner in a joint venture with the Operating Partnership, which owns Monaco Towers in Jersey City, New Jersey that includes 523 apartment homes in two fifty-story towers with 558 parking spaces and 12,300 square feet of ground floor retail space.  The Series A-1 Units were issued as non-cash consideration for the partner’s approximate 13.8 percent ownership interest in the joint venture to increase the Company’s unconsolidated investment to 29 percent.  In April 2017, an additional 91 Series A-1 Units were issued by the Operating Partnership to purchase from other partners in the same joint venture their approximate 71.2 percent ownership interest for approximately $130 million in cash and $165 million in assumed debt in transactions which closed in April 2017.  The results of these transactions increased the Company’s interests in the joint venture to 100 percent.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2017, the Company had an aggregate investment of approximately $325.1 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of March 31, 2017, the unconsolidated joint ventures owned: five office properties aggregating approximately 1.4 million square feet, eight multi-family properties totaling 3,005 apartments, and two retail properties aggregating approximately 81,700 square feet, a 350-room hotel, development projects for up to approximately 821 apartments; and interests and/or rights to developable land parcels able to accommodate up to 4,351 apartments.  The Company’s unconsolidated interests range from 12.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of March 31, 2017, such debt had a total facility amount of $206 million of which the Company agreed to guarantee up to $24.8 million.  As of March 31, 2017, the outstanding balance of such debt totaled $176 million of which $22.4 million was guaranteed by the Company.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.7 million and $3.7 million for such services in the three months ended March 31, 2017 and 2016, respectively.  The Company had $0.7 million and $0.7 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2017 and December 31, 2016, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of March 31, 2017 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $189.3 million as of March 31, 2017.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $214.1 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $24.8 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of March 31, 2017 and December 31, 2016: (dollars in thousands)

							Property Debt
	Number of		Company’s		Carrying Value		As of March 31, 2017
	Apartment Units		Effective		March 31,	December 31,			Maturity		Interest
Entity / Property Name	or Rentable Square Feet (sf)		Ownership% (a)		2017	2016	Balance		Date		Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%		$14,990	$15,150	$95,000		05/01/18		4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (b)	523	units	28.76	% (e)	8,857	—	165,000		02/01/21		4.19%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (b) (c)	130	units	12.50%		7,059	7,145	45,829			(d)		(d)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	316	units	22.50%		9,500	9,707	82,000		11/10/26		3.21%
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b) (o)	355	units	7.50%		—	—	—		—		—
Crystal House Apartments Investors LLC / Crystal House (f)	794	units	25.00%		30,821	30,565	165,000		04/01/20		3.17%
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (g)	363	units	20.00%		1,678	1,678	—		—		—
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%		17,672	18,050	72,986		03/30/18		L+2.25%	(h)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b) (o)	227	units	7.50%		—	—	—		—		—
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	45.00%		2,006	2,085	30,000		08/01/25		3.70%
Capitol Place Mezz LLC / Station Townhouses	378	units	50.00%		42,447	43,073	100,700		07/01/33		4.82%
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	762	units	85.00%		100,646	100,188	173,919		08/01/29		5.197	% (i)
RoseGarden Monaco, L.L.C./ San Remo Land	250	potential units	41.67%		1,416	1,400	—		—		—
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850	potential units	50.00%		337	337	—		—		—
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%		1,962	1,962	—		—		—
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations) (n)	1,225,000	sf	50.00%		—	4,448	—		—		—

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%		4,454	4,339	14,326		05/17/17		L+3.00%
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%		6,315	6,237	10,658		07/01/23		2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%		3,130	3,124	5,311		11/01/23		4.76%
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf		(m)	—	—	—		—		—
Keystone-Penn	1,842,820	sf		(m)	—	—	—		—		—
Keystone-TriState	1,266,384	sf		(m)	—	2,285	—		—		—
KPG-MCG Curtis JV, L.L.C./ Curtis Center (j)	885,000	sf	50.00%		69,286	65,400		(k)		(k)		(k)

Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	30,745	sf	20.00%		1,695	1,706	—		—		—
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%		—	163	99,065		10/01/26		3.668%
Other (l)					879	1,005	—		—		—
Totals:					$325,150	$320,047	$1,059,794

(a)                          Company’s effective ownership % represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.

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

(d)                         Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $37,438, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,283, bears interest at 3.63 percent, matures in August 2018.  On February 3, 2017, the venture obtained a construction loan for the Lofts at 40 Park with a balance of $2,107, which bears interest at LIBOR plus 250 basis points and matures in February 2020.

(e)                          On February 28, 2017, 9,122 Series A-1 Units were issued to the joint venture partner as non-cash consideration for the partner’s approximate 13.8 percent ownership interest in the joint venture.  See Note 3: Recent Transactions — Unconsolidated Joint Venture Activity.

(f)                           The Company also owns a 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.

(g)                          The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.

(h)                         The construction loan had a maximum borrowing amount of $77,400 and provided, subject to certain conditions, two one-year extension options with a fee of 25 basis points for each year.  On March 31, 2107, the Company exercised its first one-year extension option and concurrently the maximum borrowing amount was reduced to $75,000.

(i)                           The construction/permanent loan has a maximum borrowing amount of $192,000.  The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.

(j)                           Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12.

(k)                         See Note 9: Mortgages, Loans Payable and Other Obligations for debt secured by interests in these assets.

(l)                           The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company’s operations in the near term.

(m)                       On January 31, 2017, the Company sold its equity interest in the joint venture.  See Note 3: Recent Transactions - Unconsolidated Joint Venture Activity.

(n)                         On February 3, 2017, the Company acquired the equity interest of its partner.  See Note 3: Recent Transactions - Consolidation.

(o)                         On February 15, 2017, the Company sold its 7.5 percent interest in Elmajo Urban Renewal Associates, LLC and Estuary Urban Renewal Unit B, LLC joint ventures that own operating multi-family properties, located in Weehawken, New Jersey for a combined sales price of $5.1 million.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2017 and 2016: (dollars in thousands)

	Three Months Ended
	March 31,
Entity / Property Name	2017	2016
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$109	$84
RoseGarden Monaco Holdings, L.L.C./ Monaco	(265)	(291)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(85)	(81)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	48	—
Crystal House Apartments Investors LLC / Crystal House	(293)	(112)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(131)	—
RoseGarden Marbella South, L.L.C./ Marbella II	27	—
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(11)	(28)
Capitol Place Mezz LLC / Station Townhouses	(375)	(767)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	(145)	(17)
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	(15)	(60)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	(25)	(19)
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	386	77
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	106	101
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	77	84
BNES Associates III / Offices at Crystal Lake	6	(194)
Keystone-TriState	—	(477)
KPG-MCG Curtis JV, L.L.C./ Curtis Center	(41)	179
Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(11)	(16)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	587	(167)
Other	—	150
Company’s equity in earnings (loss) of unconsolidated joint ventures	$(51)	$(1,554)

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	March 31,	December 31,
(dollars in thousands)	2017	2016
Deferred leasing costs	$208,353	$220,947
Deferred financing costs - unsecured revolving credit facility (a)	4,945	5,400
	213,298	226,347
Accumulated amortization	(94,616)	(107,359)
Deferred charges, net	118,682	118,988
Notes receivable (b)	5,019	13,251
In-place lease values, related intangibles and other assets, net	121,899	72,046
Goodwill (c)	2,945	2,945
Prepaid expenses and other assets, net	59,883	60,720

Total deferred charges, goodwill and other assets, net	$308,428	$267,950

(a)         Pursuant to recently issued accounting standards, deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(b)         Includes as of March 31, 2017, an interest-free note receivable with a net present value of $2.8 million which matures in April 2023.  The Company believes this balance is fully collectible.

(c)          All goodwill is attributable to the Company’s Multi-family Services segment.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of March 31, 2017, the Company had outstanding interest rate swaps with a combined notional value of $675 million that were designated as cash flow hedges of interest rate risk.  During the three months ending March 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017 and 2016, respectively, the Company recorded ineffectiveness of $43,000 and $913,000 in loss, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest expense.

Undesignated Cash Flow Hedges of Interest Rate Risk

Interest rate caps not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company recognized expenses of zero and $1,000 for the three months ended March 31, 2017 and 2016, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2017 and December 31, 2016.  (dollars in thousands)

	Fair Value
Asset Derivatives designated	March 31,	December 31,
as hedging instruments	2017	2016	Balance sheet location
Interest rate swaps	$4,066	$2,847	Deferred charges, goodwill and other assets

Liability Derivatives designated
as hedging instruments
Interest rate swaps	$34	$—	Accounts payable, accrued expenses and other liabilities

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three months ending March 31, 2017 and 2016.  (dollars in thousands)

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from

Amount of Gain or
(Loss) Recognized in
Income on Derivative
(Ineffective Portion,
Reclassification for
Forecasted Transactions
No Longer Probable of
Occurring and Amount
Excluded from
Effectiveness Testing)

Relationships	2017	2016	Portion)	2017	2016	Effectiveness Testing)	2017	2016
Three months ended March 31,

Interest rate swaps	$635	$(7,187)	Interest expense	$(592)	$(847)	Interest and other investment income (loss)	$(43)	$(913)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of March 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $40,000.  As of March 31, 2017, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $40,000.

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

	March 31,	December 31,
	2017	2016
Security deposits	$8,537	$8,778
Escrow and other reserve funds	49,059	45,174

Total restricted cash	$57,596	$53,952

7.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2017 and December 31, 2016 is as follows:  (dollars in thousands)

	March 31,	December 31,	Effective
	2017	2016	Rate (1)
2.500% Senior Unsecured Notes, due December 15, 2017	$250,000	$250,000	2.803%
4.500% Senior Unsecured Notes, due April 18, 2022	300,000	300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	825,000	825,000
Adjustment for unamortized debt discount	(4,190)	(4,430)
Unamortized deferred financing costs	(2,986)	(3,215)

Total senior unsecured notes, net	$817,824	$817,355

(1)         Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.  The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of March 31, 2017.

8.    UNSECURED REVOLVING CREDIT FACILITY AND TERM LOANS

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

The terms of the 2017 Credit Facility include: (1) a four-year term ending in January 2021, with two six-month extension options; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, currently the London Inter-Bank Offered Rate (“LIBOR”) plus 120 basis points, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, currently 25 basis points, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio.

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

On March 22, 2017, the Company drew the full $325 million available under the 2017 Term Loan. On March 29, 2017, the Company executed interest rate swap arrangements to fix LIBOR with an aggregate average rate of 1.6473% for the swaps and a current aggregate fixed rate of 3.0473% on borrowings under the 2017 Term Loan.

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility and term loans as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Company’s unsecured credit facility and term loans totaled $760.9 million and $634.1 million, respectively, comprised of: $90 million of outstanding borrowings under its unsecured revolving credit facility, $348.3 million from the 2016 Term Loan (net of unamortized deferred financing costs of $1.7 million) and $322.6 million from the 2017 Term Loan (net of unamortized deferred financing costs of $2.4 million) as of March 31, 2017; and $286 million of borrowings under its unsecured revolving credit facility and $348.1 million from the 2016 Term Loan (net of unamortized deferred costs of $1.9 million) as of December 31, 2016.

9.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of March 31, 2017, 14 of the Company’s properties, with a total carrying value of approximately $1.4 billion, and six of the Company’s land and development projects, with a total carrying value of approximately $326 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  The Company was in compliance with its debt covenants under its mortgages and loans payable as of March 31, 2017.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2017 and December 31, 2016 is as follows: (dollars in thousands)

		Effective	March 31,	December 31,
Property/Project Name	Lender	Rate (a)	2017	2016	Maturity
150 Main St.	Webster Bank	LIBOR+2.35%	$28,540	$26,642	08/01/17
Curtis Center (b)	CCRE & PREFG	LIBOR+5.912%	75,000	75,000	10/09/17
23 Main Street	Berkadia CMBS	5.587%	27,650	27,838	09/01/18
Port Imperial 4/5 Hotel (c)	Fifth Third Bank & Santander	LIBOR+4.50%	24,530	14,919	10/06/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%	212,572	213,640	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
Chase II (d)	Fifth Third Bank	LIBOR+2.25%	40,317	34,708	12/16/18
One River Center (e)	Guardian Life Insurance Co.	7.311%	41,024	41,197	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872%	27,500	27,500	04/10/19
250 Johnson (f)	M&T Bank	LIBOR+2.35%	6,147	2,440	05/20/19
Portside 5/6 (g)	Citizens Bank	LIBOR+2.50%	8,084	—	09/19/19
Port Imperial South 11 (h)	JPMorgan Chase	LIBOR+2.35%	22,246	14,073	11/24/19
Worcester (i)	Citizens Bank	LIBOR+2.50%	5,036		12/10/19
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%	4,000	4,000	12/01/21
The Chase at Overlook Ridge	New York Community Bank	3.740%	72,500	72,500	02/01/23
Portside 7	CBRE Capital Markets/	3.569%	58,998	58,998	08/01/23
	FreddieMac
Alterra I & II	Capital One/FreddieMac	3.854%	100,000	—	02/01/24
101 Hudson	Wells Fargo CMBS	3.197%	250,000	250,000	10/11/26
Short Hills office buildings (j)	Wells Fargo CMBS	4.149%	124,500	—	04/01/27
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%	32,600	32,600	12/01/29

Principal balance outstanding			1,161,244	896,055
Unamortized deferred financing costs			(8,801)	(7,470)

Total mortgages, loans payable and other obligations, net			$1,152,443	$888,585

(a)            Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)            The Company owns a 50 percent tenants-in-common interest in the Curtis Center property.  The Company’s $75 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 4.207 percent at March 31, 2017 and its 50 percent interest in a $48 million mezzanine loan with a current rate of 10.413 percent at March 31, 2017.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  The Company has entered into LIBOR caps for the periods of the loans.  In October 2016, the first of three one-year extension options was exercised by the venture.

(c)             This construction loan has a maximum borrowing capacity of $94 million.

(d)            This construction loan has a maximum borrowing capacity of $48 million.

(e)             Mortgage is collateralized by the three properties comprising One River Center.

(f)              This construction loan has a maximum borrowing capacity of $42 million.

(g)             This construction loan has a maximum borrowing capacity of $73 million.

(h)            This construction loan has a maximum borrowing capacity of $78 million.

(i)                This construction loan has a maximum borrowing capacity of $58 million.

(j)               This mortgage loan was obtained by the Company in March 2017 to partially fund the acquisition of the Short Hills/Madison portfolio.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the three months ended March 31, 2017 and 2016 was $15,180,000 and $28,090,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2017 and 2016 was $4,997,000 and $4,561,000, respectively (which amounts included $1,009,000 and $1,458,000 for the three months ended March 31, 2017 and 2016, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of March 31, 2017, the Company’s total indebtedness of $2,751,244,000 (weighted average interest rate of 3.81 percent) was comprised of $652,400,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.16 percent) and fixed rate debt and other obligations of $2,098,844,000 (weighted average rate of 4.01 percent).

As of December 31, 2016, the Company’s total indebtedness of $2,357,055,000 (weighted average interest rate of 3.79 percent) was comprised of $481,282,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.93 percent) and fixed rate debt and other obligations of $1,875,773,000 (weighted average rate of 4.01 percent).

10.  EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2017 and 2016 was $342,000 and 237,000, respectively.

11.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2017 and December 31, 2016.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2017 and December 31, 2016.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,710,121,000 and $2,308,488,000 as compared to the book value of approximately $2,731,204,000 and $2,340,009,000 as of March 31, 2017 and December 31, 2016, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

12.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $349,000 and $247,000 for the three months ended March 31, 2017 and 2016, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $1.3 million and $854,000 for the three months ended March 31, 2017 and 2016, respectively.

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

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which is anticipated to be in the second quarter 2018.  The annual PILOT is equal to two percent of Total Project Costs, as defined.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which is anticipated to be in the first quarter 2018.  The annual PILOT is equal to 10 percent of Gross Revenues, as defined.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022.  The PILOT payment equals $1,227,708 annually through April 2017 and then increases to $1,406,064 annually until expiration.  The PILOT totaled $307,000 for the three months ended March 31, 2017.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2017, are as follows: (dollars in thousands)

Year	Amount
April 1 through December 31, 2017	$1,518
2018	1,989
2019	1,999
2020	2,015
2021	2,015
2022 through 2084	170,248

Total	$179,784

Ground lease expense incurred by the Company amounted to $590,000 and $102,000 during the three months ended March 31, 2017 and 2016, respectively.

CONSTRUCTION PROJECTS

In 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC to form Harborside Unit A Urban Renewal, L.L.C. that is developing a high-rise tower of approximately 762 multi-family apartment units above a parking pedestal at the Company’s Harborside complex in Jersey City, New Jersey.  The Company owns an 85 percent interest in the joint venture with shared control over major decisions.  The construction of the project, which is projected to be ready for occupancy by second quarter 2017, is estimated to cost $320 million (of which development costs of $308.6 million have been incurred by the venture through March 31, 2017).  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with $173.9 million outstanding as of March 31, 2017).  The Company does not expect to fund any future development costs of the project, as future development costs will be funded by using the loan financing.

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the fourth quarter 2017.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92 million with development costs of $44.7 million incurred through March 31, 2017.  The Company has a construction loan with a maximum borrowing amount of $58 million (with $5 million outstanding as of March 31, 2017).  The Company does not expect to fund additional costs for the completion of the project as future development costs will be funded by using the loan financings.

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The construction of the project is estimated to cost $129.6 million, with development costs of $64.7 million incurred by the venture through March 31, 2017.  The venture has a $94 million construction loan (with $24.5 million outstanding as of March 31, 2017).  The Company does not expect to fund additional costs for the completion of the project as future costs will be funded by using the loan financing.

In 2016, the Company commenced the repurposing of a former office property site in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million of which development costs of $26.9 million have been incurred through March 31, 2017, is expected to be ready for occupancy by the fourth quarter of 2017.  The remaining project costs are expected to be funded primarily from a $42 million construction loan (with $6.1 million outstanding as of March 31, 2017).

In 2016, the Company started construction of a 296-unit multi-family project in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million of which development costs of $48.1 million have been incurred through March 31, 2017.  The remaining project costs are expected to be funded primarily from a $73 million construction loan (with $8.1 million outstanding as of March 31, 2017).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, which is expected to be ready for occupancy by first quarter 2018, is estimated to cost $124 million (of which development costs of $52.5 million have been incurred through March 31, 2017).  The project costs are expected to be funded primarily from a $78 million construction loan (with $22.2 million outstanding as of March 31, 2017).  The Company expects to fund $46 million for the development of the project, of which the Company has funded $30.3 million as of March 31, 2017.

The Company is developing a 310-unit multi-family project in Conshohocken, Pennsylvania, which began construction in third quarter 2016 with anticipated initial occupancy in second quarter 2019.  The project is estimated to cost $89.4 million (of which development costs of $22.4 million have been incurred through March 31, 2017).  The project costs are expected to be funded primarily from a $54 million construction loan and the balance of $35.4 million from the Company.

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the General Partner’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired in February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of March 31, 2017, 102 of the Company’s properties, with an aggregate carrying value of approximately $1.2 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at March 31, 2017 are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2017	$337,200
2018	388,207
2019	336,123
2020	291,066
2021	256,013
2022 and thereafter	1,038,262

Total	$2,646,871

Multi-family rental property residential leases are excluded from the above table as they generally expire within one year.

14.  REDEEMABLE NONCONTROLLING INTERESTS

The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance.  Units which embody an unconditional obligation requiring the Company to redeem the units for cash after a specified or determinable date (or dates) or upon the occurrence of an event that is not solely within the control of the issuer are determined to be contingently redeemable under this guidance and are included as Redeemable noncontrolling interests and classified within the mezzanine section between Total liabilities and Stockholders’ equity on the Company’s Consolidated Balance Sheets.  Convertible units for which the Company has the option to settle redemption amounts in cash or Common Stock are included in the caption Noncontrolling interests in subsidiaries within the equity section on the Company’s Consolidated Balance Sheet.

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with affiliates of Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units and the parties agreed that the Company’s contributed  equity value, (“RRT Contributed Equity Value”), was  $1.23 billion at closing.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.

The Company has a participation right, where prior to March 1, 2022 and following either the full investment of $300 million by Rockpoint or in certain other limited circumstances, the Company may contribute up to $200 million to obtain equity units on substantially the same terms and conditions as the Rockpoint Units to be issued and sold to Rockpoint.

Under the terms of the transaction, the cash flow from operations of RRLP will be distributable to RRT and Rockpoint as follows:

first, to provide a 6% annual return to Rockpoint (and to the Company after it contributes to RRT to obtain equity units, as described above) on its invested capital (“Preferred Base Return”);

second, to provide a 6% annual return on the equity value of the properties contributed by it to the partnership (“RRT Base Return”) with 95% of the RRT Base Return to RRT and 5% of the RRT Base Return to Rockpoint; and

third, pro rata between Rockpoint (and the Company upon its contribution to obtain equity units) and RRT based on total respective invested capital by Rockpoint and RRT Initial Capital Contribution.

Based on Rockpoint’s $150 million invested capital and RRT’s Initial Capital Contribution, at March 31, 2017 this pro rata distribution would be approximately 10.9% to Rockpoint and 89.1% to RRT.

RRLP’s cash flow from capital events will generally be distributable to RRT and Rockpoint as follows:

first, to Rockpoint (and the Company after it contributes to RRT to obtain equity units) to the extent there is any unpaid, accrued Preferred Base Return;

second, as a return of capital to Rockpoint (and the Company after it contributes to RRT to obtain equity units);

third, to RRT to the extent there is any unpaid, accrued RRT Base Return (with Rockpoint entitled to 5% of the amounts distributable to RRT);

fourth, as a return of capital to RRT based on the equity value of the properties contributed by it to the partnership (with Rockpoint entitled to 5% of the amounts distributable to RRT);

fifth, pro rata between Rockpoint (and the Company after it contributes to RRT to obtain equity units) and RRT based on total respective invested capital and contributed equity value until Rockpoint has achieved an 11% internal rate of return; and

sixth, to Rockpoint (and to the Company after it contributes to RRT to obtain equity units) based on 50% of its pro rata share described in “fifth” above and the balance to RRT.

In general, RRLP may not sell its properties in a taxable transaction, although it may engage in tax-deferred like-kind exchanges of properties or it may proceed in another manner designed to avoid the recognition of gains for tax purposes.

Beginning March 1, 2022, except in certain limited  circumstances as defined in the agreement, either RRT or Rockpoint may cause RRT to redeem (a “Put/Call Event”) all, but not less than all, of Rockpoint’s interest in the Rockpoint Units based on a net asset value of RRLP to be determined by a third party valuation and generally based on the capital event waterfall described above.  On a Put/Call Event, other than the sale of RRLP, Rockpoint can either demand payment in cash or may elect to convert all, but not less than all, of its investment to common equity in RRLP.  As such, the Rockpoint Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Rockpoint Units are classified in mezzanine equity measured at the estimated redemption value as of March 31, 2017.

Preferred Units

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited Partnership Units of the Operating Partnership (the “Series A Units”). The Series A Units were issued to the Company’s partners in the Plaza VIII & IX Associates L.L.C. joint venture that owns a development site adjacent to the Company’s Harborside property in Jersey City, New Jersey as non-cash consideration for their approximate 37.5 percent interest in the joint venture.

Each Series A Unit has a stated value of $1,000, pays dividends quarterly at an annual rate of 3.5 percent (subject to increase under certain circumstances), is convertible into 28.15 common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance, or an aggregate of up to 1,204,820 common units.  The conversion rate was based on a value of $35.52 per common unit.  The Series A Units have a liquidation and dividend preference senior to the common units and include customary anti-dilution protections for stock splits and similar events.  The Series A Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder.

On February 28, 2017, the Operating Partnership authorized the issuance of 9,213 shares of a new class of 3.5 percent Series A-1 Preferred Limited Partnership Units of the Operating Partnership (the “Series A-1 Units”).  9,122 Series A-1 Units were issued on February 28, 2017 and an additional 91 Series A-1 Units were issued in April 2017 pursuant to post-closing adjustments to the Company’s partner in a joint venture with the Operating Partnership that owns Monaco Towers in Jersey City, New Jersey.  The Series A-1 Units were issued as non-cash consideration for the partner’s approximate 13.8 percent ownership interest in the joint venture.

Each Series A-1 Unit has a stated value of $1,000 (the “Stated Value”), pays dividends quarterly at an annual rate equal to the greater of (x) 3.5 percent, or (y) the then-effective annual dividend yield on the General Partner’s common stock, and is convertible into 27.936 common units of limited partnership interests of the Operating Partnership (“Common Units”) beginning generally five years from the date of issuance, or an aggregate of up to 257,375 Common Units.  The conversion rate was based on a value of $35.80 per common unit.  The Series A-1 Units have a liquidation and dividend preference senior to the Common Units and include customary anti-dilution protections for stock splits and similar events.  The Series A-1 Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder.  The Series A-1 Units are pari passu with the 42,800 3.5% Series A Units issued on February 3, 2017.

The following table sets forth the changes in value of the Redeemable noncontrolling interests for the three months ended March 31, 2017 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRL.P	in RRT	Interests
Balance January 1, 2017	$—	$—	$—
Redeemable NCI Issued	51,922	150,000	201,922
Issuance Costs	(464)	(10,534)	(10,998)
Net	51,458	139,466	190,924
Income Attributed to Noncontrolling Interests	265	527	792
Distributions	(265)	(527)	(792)
Redemption Value Adjustment	729	11,061	11,790
NCI at Redemption Value March 31, 2017	$52,187	$150,527	$202,714

15.  MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY AND MACK-CALI REALTY, L.P.’S PARTNERS’ CAPITAL

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

Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital consisting of common units in the Operating Partnership held by the General Partner, and (b) Limited Partners’ capital consisting of common units and LTIP Units held by the limited partners.  See Note 16: Noncontrolling interests in Subsidiaries.

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

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2017	800,000	$17.31	$9,368
Granted, Lapsed or Cancelled	—	—
Outstanding at March 31, 2017 ($17.31)	800,000	$17.31	$7,704
Options exercisable at March 31, 2017	533,334
Available for grant at March 31, 2017	2,702,671

There were no stock options exercised under any stock option plans for the three months ended March 31, 2017 and 2016, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.  As of March 31, 2017 and December 31, 2016, the stock options outstanding had a weighted average remaining contractual life of approximately 8.2 and 8.4 years, respectively.

The Company recognized stock options expense of $116,000 and $183,000 for the three months ended March 31, 2017 and 2016, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven-year vesting period, of which 37,752 unvested shares were legally outstanding at March 31, 2017.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant — Date
	Shares	Fair Value
Outstanding at January 1, 2017	145,278	$21.76
Vested	(82,493)	21.25
Outstanding at March 31, 2017	62,785	$22.42

As of March 31, 2017, the Company had $0.9 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

PERFORMANCE SHARE UNITS

On June 5, 2015, in connection with the Executive Employment Agreements, the Company granted a total of 112,651.64 performance share units (“PSUs”) which will vest from 0 to 150 percent of the number of PSUs granted based on the Company’s total shareholder return relative to a peer group of equity office REITs over a three-year performance period starting from the grant date, each PSU evidencing the right to receive a share of the General Partner’s common stock upon vesting.  The PSUs are also entitled to the payment of dividend equivalents in respect of vested PSUs in the form of additional PSUs.  The PSUs were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value on the grant date, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.

The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting of the PSUs in accordance with their terms and conditions.

As of March 31, 2017, the Company had $0.6 million of total unrecognized compensation cost related to unvested PSUs granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.2 years.

LONG-TERM INCENTIVE PLAN AWARDS

On March 8, 2016, the Company granted Long-Term Incentive Plan (“LTIP”) awards to senior management of the Company, including all of the General Partner’s executive officers (the “2016 LTIP Awards”).  All of the 2016 LTIP Awards were in the form of units in the Operating Partnership (“LTIP Units”) and constitute awards under the 2013 Plan. For Messrs. Rudin, DeMarco and Tycher, approximately 25 percent of the target 2016 LTIP Award was in the form of a time-based award that will vest after three years on March 8, 2019 (the “2016 TBV LTIP Units”), and the remaining approximately 75 percent of the target 2016 LTIP Award was in the form of a performance-based award under a new Outperformance Plan (the “2016 OPP”) adopted by the General Partner’s Board of Directors consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2016 PBV LTIP Units”).  For all other executive officers, approximately 40 percent of the target 2016 LTIP Award was in the form of 2016 TBV LTIP Units and the remaining approximately 60 percent of the target 2016 LTIP Award was in the form of 2016 PBV LTIP Units.

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

As of March 31, 2017, the Company granted a total of 496,781 2016 PBV LTIP Units and 155,773 2016 TBV LTIP Units.  The LTIP Units were valued in accordance with ASC 718 — Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of March 31, 2017, the Company had $6.0 million of total unrecognized compensation cost related to unvested 2016 LTIP Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.4 years.

On April 4, 2017, the Company granted LTIP awards to the executive officers of the General Partner (the “2017 LTIP Awards”). All of the 2017 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan. For Messrs. DeMarco, Tycher and Rudin, approximately twenty-five percent (25%) of the 2017 LTIP Award was in the form of a time-based award that will vest after three years on April 4, 2020 (the “2017 TBV LTIP Units”), and the remaining approximately seventy-five percent (75%) of the 2017 LTIP Award was in the form of a performance-based award under the Company’s Outperformance Plan (the “2017 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2017 PBV LTIP Units”). For all other executive officers, approximately forty percent (40%) of the 2017 LTIP Award was in the form of 2017 TBV LTIP Units and the remaining approximately sixty percent (60%) of the 2017 LTIP Award was in the form of 2017 PBV LTIP Units.

The 2017 OPP is designed to align the interests of senior management to relative and absolute performance of the Company over a three-year performance period from April 4, 2017 through April 3, 2020. Participants in the 2017 OPP will only earn the full awards if, over the three-year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company is in the 75th percentile of performance as compared to the NAREIT office index.

LTIP Units will remain subject to forfeiture depending on the extent that the 2016 LTIP Awards and 2017 LTIP Awards vest. The number of LTIP Units to be issued initially to recipients of the 2016 PBV LTIP Awards and 2017 PBV LTIP Awards is the maximum number of LTIP Units that may be earned under the awards. The number of LTIP Units that actually vest for each award recipient will be determined at the end of the performance measurement period. TSR for the Company and for the Index over the three-year measurement period and other circumstances will determine how many LTIP Units vest for each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a common unit of limited partnership interest in the Operating Partnership (a “common unit”), but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2016 TBV LTIP Units and 2017 TBV LTIP Units or the end of the measurement period for the 2016 PBV LTIP Units and 2017 PBV LTIP Units, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a common unit.

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

During the three months ended March 31, 2017 and 2016, 4,265 and 4,373 deferred stock units were earned, respectively.  As of March 31, 2017 and December 31, 2016, there were 196,736 and 193,711 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended March 31, 2017 and 2016 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

Mack-Cali Realty Corporation:

	Three Months Ended
	March 31,
Computation of Basic EPS	2017	2016
Net income	$22,729	$68,769
Add: Noncontrolling interest in consolidated joint ventures	237	706
Add (deduct): Noncontrolling interest in Operating Partnership	(2,295)	(7,284)
Deduct: Redeemable noncontrolling interest	(792)	—
Deduct: Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(9,860)	—
Net income available to common shareholders for basic earnings per share	$10,019	$62,191

Weighted average common shares	89,955	89,721

Basic EPS:
Net income available to common shareholders	$0.11	$0.69

	Three Months Ended
	March 31,
Computation of Diluted EPS	2017	2016
Net income available to common shareholders for basic earnings per share	$10,019	$62,191
Add (deduct): Noncontrolling interest in Operating Partnership	2,295	7,284
Deduct: Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(1,138)	—
Net income for diluted earnings per share	$11,176	$69,475

Weighted average common shares	100,637	100,315

Diluted EPS:
Net income available to common shareholders	$0.11	$0.69

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended
	March 31,
	2017	2016
Basic EPS shares	89,955	89,721
Add: Operating Partnership — common units	10,384	10,509
Restricted Stock Awards	1	56
Stock Options	297	29
Diluted EPS Shares	100,637	100,315

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 and 2016 because the criteria had not been met for the periods.  Contingently issuable shares under Price Vesting Options were excluded from the denominator in 2016 because the criteria had not been met for the period ended March 31, 2016.  Not included in the computations of diluted EPS were 5,000 stock options as such securities were anti-dilutive during the period ended March 31, 2016.  Also, not included in the computations of diluted EPS were all of the LTIP Units as such securities were anti-dilutive during the periods.  Unvested restricted stock outstanding as of March 31, 2017 and 2016 were 37,752 and 90,090 shares, respectively.

Dividends declared per common share for each of the three-month periods ended March 31, 2017 and 2016 was $0.15 per share.

Mack-Cali Realty, L.P.:

	Three Months Ended
	March 31,
Computation of Basic EPU	2017	2016
Net income	$22,729	$68,769
Add: Noncontrolling interest in consolidated joint ventures	237	706
Deduct: Redeemable noncontrolling interest	(792)	—
Deduct: Redemption value adjustment of redeemable noncontrolling interests	(10,998)	—
Net income available to common unitholders for basic earnings per unit	$11,176	$69,475

Weighted average common units	100,339	100,230

Basic EPU:
Net income available to common unitholders	$0.11	$0.69

	Three Months Ended
	March 31,
Computation of Diluted EPU	2017	2016
Net income available to common unitholders for basic earnings per unit	$11,176	$69,475

Weighted average common unit	100,637	100,315

Diluted EPU:
Net income available to common unitholders	$0.11	$0.69

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended
	March 31,
	2017	2016
Basic EPU units	100,339	100,230
Add: Restricted Stock Awards	1	56
Stock Options	297	29
Diluted EPU Units	100,637	100,315

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 and 2016 because the criteria had not been met for the periods.  Contingently issuable shares under Price Vesting Options were excluded from the denominator in 2016 because the criteria had not been met for the period ended March 31, 2016.  Not included in the computations of diluted EPU were 5,000 stock options as such securities were anti-dilutive during the period ended March 31, 2016.  Also, not included in the computations of diluted EPU were all of the LTIP Units as such securities were anti-dilutive during the periods.  Unvested restricted stock outstanding as of March 31, 2017 and 2016 were 37,752 and 90,090 shares, respectively.

Distributions declared per common unit for each of the three-month periods ended March 31, 2017 and 2016 was $0.15 per unit.

16.   NONCONTROLLING INTERESTS IN SUBSIDIARIES

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

The following table reflects the activity of noncontrolling interests for the three months ended March 31, 2017 and 2016, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance at January 1	$199,516	$228,032
Net income	2,850	6,578
Unit distributions	(1,647)	(1,601)
Redeemable noncontrolling interest	(1,930)	—
Decrease in noncontrolling interests in consolidated joint ventures	(14)	997
Redemption of common units for common stock	(2,531)	(276)
Stock compensation	644	173
Other comprehensive income (loss)	127	(665)
Rebalancing of ownership percentage between parent and subsidiaries	(443)	(118)
Balance at March 31	$196,572	$233,120

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2017, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.4 million as of March 31, 2017.

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

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP awards to senior management of the Company, including all of the General Partner’s executive officers. On April 4, 2017, the Company granted 2017 LTIP awards to the General Partner’s executive officers.  All of the 2016 LTIP Awards and 2017 LTIP Awards will be in the form of units in the Operating Partnership. See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital — Long-Term Incentive Plan Awards.

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP units in the Operating Partnership for the three months ended March 31, 2017:

	Common	LTIP
	Units	Units
Balance at January 1, 2017	10,488,105	657,373
Redemption of common units for shares of common stock	(148,661)
Cancellation of units	—	(4,819)

Balance at March 31, 2017	10,339,444	652,554

Noncontrolling Interest Ownership in Operating Partnership

As of March 31, 2017 and December 31, 2016, the noncontrolling interest common unitholders owned 10.3 percent and 10.5 percent of the Operating Partnership, respectively.

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

17.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2017 and 2016.  The Company had no long lived assets in foreign locations as of March 31, 2017 and December 31, 2016.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the three months ended March 31, 2017 and 2016 and selected asset information as of March 31, 2017 and December 31, 2016 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
Three months ended:
March 31, 2017	$134,763	$8,843	$9,252	(e)	$(2,971)	$149,887
March 31, 2016	$136,952	$8,986	$8,727	(f)	$(1,742)	$152,923

Total operating and interest expenses (a):
Three months ended:
March 31, 2017	$63,665	$5,058	$9,417	(g)	$19,166	$97,306
March 31, 2016	$65,955	$5,415	$10,820	(h)	$26,103	$108,293

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
March 31, 2017	$412	$(786)	$323		$—	$(51)
March 31, 2016	$(1,926)	$(1,231)	$1,603		$—	$(1,554)

Net operating income (loss) (b):
Three months ended:
March 31, 2017	$71,510	$2,999	$158		$(22,137)	$52,530
March 31, 2016	$69,071	$2,340	$(490)		$(27,845)	$43,076

Total assets:
March 31, 2017	$3,760,432	$1,116,152	$13,047		$24,596	$4,914,227
December 31, 2016	$3,344,396	$887,394	$17,207		$47,769	$4,296,766

Total long-lived assets (c):
March 31, 2017	$3,342,294	$704,593	$4,659		$(6,521)	$4,045,025
December 31, 2016	$2,999,820	$618,038	$4,609		$(5,933)	$3,616,534

Total investments in unconsolidated joint ventures:
March 31, 2017	$83,186	$241,085	$879		$—	$325,150
December 31, 2016	$81,549	$237,493	$1,005		$—	$320,047

(a)         Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; direct construction costs; real estate services expenses; general and administrative, acquisition related costs and interest expense (net of interest income).  All interest expense, net of interest and other investment income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

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

(e)          Includes $1.8 million of fees and salary reimbursements earned for the three months ended March 31, 2017, from the multi-family real estate segment, which are eliminated in consolidation.

(f)           Includes $2.7 million of fees and salary reimbursements earned for the three months ended March 31, 2016, from the multi-family real estate segment, which are eliminated in consolidation.

(g)          Includes $3.6 million of management fees and salary reimbursement expenses for the three months ended March 31, 2017, from the multi-family real estate segment, which are eliminated in consolidation.

(h)         Includes $1.4 million of management fees and salary reimbursement expenses for the three months ended March 31, 2016, from the multi-family real estate segment, which are eliminated in consolidation.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net operating income	$52,530	$43,076
Add (deduct):
Depreciation and amortization	(47,631)	(43,063)
Gain on change of control of interests	—	10,156
Realized gains (losses) and unrealized losses on disposition of rental property, net	5,506	58,600
Gain on sale of investment in unconsolidated joint venture	12,563	—
Loss from extinguishment of debt, net	(239)	—
Net income	22,729	68,769
Noncontrolling interest in consolidated joint ventures	237	706
Noncontrolling interest in Operating Partnership	(2,295)	(7,284)
Redeemable noncontrolling interest	(792)	—
Net income available to common shareholders	$19,879	$62,191

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net operating income	$52,530	$43,076
Add (deduct):
Depreciation and amortization	(47,631)	(43,063)
Gain on change of control of interests	—	10,156
Realized gains (losses) and unrealized losses on disposition of rental property, net	5,506	58,600
Gain on sale of investment in unconsolidated joint venture	12,563	—
Loss from extinguishment of debt, net	(239)	—
Net income	22,729	68,769
Noncontrolling interest in consolidated joint ventures	237	706
Redeemable noncontrolling interest	(792)	—
Net income available to common unitholders	$22,174	$69,475

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

As of March 31, 2017, the Company owns or has interests in 214 properties (collectively, the “Properties”), consisting of 87 office and 110 flex properties, totaling approximately 22.9 million square feet, leased to approximately 1,200 commercial tenants and 17 multi-family rental properties containing 5,032 residential units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.5 million square feet of additional commercial space and 11,040 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a three-year strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  As part of this plan, over the past year, the Company has sold multiple properties, primarily commercial office, which it believes do not meet its long-term goals.

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

Of the Company’s core office markets, most have recently shown signs of improvement while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 17.6 million, 19.0 million and 18.9 million square feet at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, was 90.4 percent leased at March 31, 2017 as compared to 90.6 percent leased at December 31, 2016 and 90.3 percent leased at March 31, 2016 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired at March 31, 2017, December 31, 2016 and March 31, 2016 aggregate 111,385, 151,655 and 159,415 square feet, respectively, or 0.5, 0.7 and 0.7 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended March 31, 2017 (on 291,401 square feet of renewals) increased an average of 1.5 percent compared to rates that were in effect under the prior leases, as compared to a 10.1 percent increase during the three months ended March 31, 2016 (on 639,464 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended March 31, 2017 averaged $2.56 per square foot per year for a weighted average lease term of 4.4 years, and estimated lease costs for the renewed leases during the three months ended March 31, 2016 averaged $5.66 per square foot per year for a weighted average lease term of 6.8 years.  The Company has achieved positive leasing results in its core markets recently.  It believes that commercial vacancy rates may decrease and commercial rental rates may increase in some of its markets in 2017 and possibly beyond.  As of March 31, 2017, commercial leases which comprise approximately 10.3 and 15.3 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2017 and 2018, respectively.  With the positive leasing results the Company has achieved in many of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  Although the Company has recently achieved positive leasing activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2017 and beyond, the Company’s rental rates it may achieve on new leases may be lower than the rates currently being paid, resulting in the potential for less revenue from the same space.

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

•                  results from operations for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, and

•                  liquidity and capital resources.

Recent Transactions

Acquisitions

The Company acquired the following office properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the three months ended March 31, 2017 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property Address	Location	Bldgs.	Square Feet	Cost
01/11/17	Red Bank portfolio (a)	Red Bank, New Jersey	3	279,472	$27,228
03/06/17	Short Hills/Madison portfolio (b)	Short Hills & Madison, New Jersey	6	1,113,028	367,361

Total Acquisitions			9	1,392,500	$394,589

(a)  This acquisition was funded through borrowings under the Company’s unsecured revolving credit facility.

(b) This acquisition was funded through borrowings under the Company’s unsecured revolving credit facility and a new $124.5 million loan secured by three of the properties.

Consolidation

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited Partnership Units of the Operating Partnership (the “Series A Units”), valued at $42.8 million.  The Series A Units were issued to the Company’s partners in the Plaza VIII & IX Associates L.L.C. joint venture that owns a development site adjacent to the Company’s Harborside property in Jersey City, New Jersey as non-cash consideration for their approximate 37.5 percent interest in the joint venture.  Concurrent with the issuance of the Series A Units, the Company purchased from other partners in the Plaza VIII & IX Associates L.L.C. joint venture their approximate 12.5 percent interest for approximately $14.3 million in cash.  The results of these transactions increased the Company’s interests in the joint venture from 50 percent to 100 percent

Dispositions/Rental Property Held for Sale

The Company disposed of the following office and multi-family properties during the three months ended March 31, 2017 (dollars in thousands):

							Realized
							Gains
				Rentable	Net	Net	(losses)/
Disposition			# of	Square	Sales	Book	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Losses, net
01/30/17	Cranford portfolio	Cranford, New Jersey	6	435,976	$26,598	$22,736	$3,862
01/31/17	440 Route 22 East (a)	Bridgewater, New Jersey	1	198,376	10,074	10,069	5
02/07/17	3 Independence Way	Princeton, New Jersey	1	111,300	11,549	9,910	1,639
Totals			8	745,652	$48,221	$42,715	$5,506

(a)  The Company recorded a valuation allowance of $7.7 million on this property during the year ended December 31, 2016.

Rental Property Held for Sale, Net

During the three months ended March 31, 2017, the Company signed an agreement to sell an office property totaling approximately 40,000 square feet, subject to certain conditions, and identified it as held for sale as of March 31, 2017.  The property is located in East Brunswick, New Jersey.  The total estimated sales proceeds from the sale is expected to be approximately $3.5 million.

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with affiliates of Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units, inclusive of a $30 million deposit paid by Rockpoint to RRLP on signing the Investment Agreement.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.

The Company shall have a participation right, where prior to March 1, 2022 and following either the full investment of $300 million by Rockpoint or in certain other limited circumstances, the Company may purchase up to $200 million of equity units on substantially the same terms and conditions as the Rockpoint Units to be issued and sold to Rockpoint.

RRT serves as the General Partner of the operating partnership and will receive contributed equity value at closing of $1.230 billion.

Under the terms of the transaction, the cash flow from operations of RRLP will be distributable to RRT and Rockpoint as follows:

first, to provide a 6% annual return to Rockpoint (and to the Company upon acquisition of equity units by the Company, as described above) on its invested capital (“Preferred Base Return”);

second, to provide a 6% annual return to RRT on the equity value of the properties contributed by it to the partnership (“RRT Base Return”) with 95% of the RRT Base Return to RRT and 5% of the RRT Base Return to Rockpoint; and

third, pro rata between Rockpoint (and the Company upon acquisition of equity units) and RRT based on total respective invested capital and contributed equity value (approximately 17% to Rockpoint and 83% to RRT upon full investment of Rockpoint’s $300 million commitment and the Company’s $200 million participation right).

RRLP’s cash flow from capital events will generally be distributable to RRT and Rockpoint as follows:

first, to Rockpoint (and the Company upon acquisition of equity units) to the extent there is any unpaid, accrued Preferred Base Return;

second, as a return of capital to Rockpoint (and the Company upon acquisition of equity units);

third, to RRT to the extent there is any unpaid, accrued RRT Base Return (with Rockpoint entitled to an additional amount equal to 5% of the amounts distributable to RRT);

fourth, as a return of capital to RRT based on the equity value of the properties contributed by it to the partnership (with Rockpoint entitled to an additional amount equal to 5% of the amounts distributable to RRT);

fifth, pro rata between Rockpoint (and the Company upon acquisition of equity units) and RRT based on total respective invested capital and contributed equity value (approximately 17% to Rockpoint and 83% to RRT upon full investment of Rockpoint’s $300 million commitment and the Company’s $200 million participation right) until Rockpoint has achieved an 11% internal rate of return; and

sixth, to Rockpoint (and to the Company upon acquisition of equity units) based on 50% of its pro rata share described in “fifth” above and the balance to RRT (approximately 9% to Rockpoint and 91% to RRT upon full investment of Rockpoint’s $300 million commitment and the Company’s $200 million participation right).

In general, RRLP may not sell its properties in a taxable transaction, although it may engage in tax-deferred like-kind exchanges of properties or it may proceed in another manner designed to avoid the recognition of gains for tax purposes.

Except in the case of a sale of RRLP or an initial public offering or spin-off of RRT (“Liquidity Events”), Rockpoint’s interest in the Rockpoint Units may not be redeemed or repurchased by RRT for a period of approximately five years from the initial closing under the Investment Agreement (“Lockout Period”).  If there is a Liquidity Event during the Lockout Period, RRT may acquire Rockpoint’s Rockpoint Units for a purchase price generally equal to the greater of (i) the fair market value of such Rockpoint Units as determined by the process set forth below; or (ii) an amount that provides Rockpoint with 1.5 times Rockpoint’s return of capital taking into account prior distributions to Rockpoint (an “Early Repurchase”).  Beginning on March 1, 2022, either RRT or Rockpoint may cause an acquisition (a “Put/Call Event”) of all, but not less than all, of Rockpoint’s interest in the Rockpoint Units at the fair market value per unit based on a net asset value (“NAV”) of RRLP to be determined by a third party valuation to be completed within ninety (90) calendar days of March 1, 2022 and every year thereafter and generally based on the capital event waterfall described above.  Any acquisition of Rockpoint’s interest in the Rockpoint Units pursuant to a Put/Call Event is generally required to be structured as a purchase of the common equity in the applicable Rockpoint entities that hold direct or indirect interests in the Rockpoint Units. Subject to certain exceptions, Rockpoint also shall have a right of first offer and a participation right with respect to other common equity interests of RRLP or any subsidiary of RRLP that may be offered for sale by RRLP or its subsidiaries from time to time.  On a Put/Call Event, other than the sale of RRLP, Rockpoint may elect to convert all, but not less than all, of its investment to common equity in RRLP.

The foregoing and following terms and conditions of the investment will be implemented by the parties pursuant to an amended and restated partnership agreement of RRLP (the “Partnership Agreement”) and shareholders agreement of RRT (the “Shareholders Agreement”) to be entered into at the initial closing of the Rockpoint Units to be issued and sold to Rockpoint. Pursuant to the Partnership Agreement and Shareholders Agreement, and concurrent with the issuance and sale of the Rockpoint Units to be issued and sold at the initial closing, RRT has agreed to increase the size of its board of trustees from five to six persons, with five trustees being designated by the Company and one trustee being designated by Rockpoint.

In addition, RRT and RRLP shall be required to obtain Rockpoint’s consent with respect to:

•                  Debt financings in excess of a 65% loan-to-value ratio;

•                  Corporate level financings that are pari-passu or senior to the Rockpoint Units;

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

•                  Any equity granted or equity incentive plan adopted by RRLP or any of its subsidiaries; and

•                  Certain matters relating to the Discretionary Demand Promissory Note between the Operating Partnership and RRLP (other than ordinary course borrowings or repayments thereunder).

The Partnership Agreement provides that any of the following will constitute an event of default (each, an “Event of Default”) with respect to the equity securities: (i) failure by RRLP to pay Rockpoint any financial obligations due to it, subject to certain cure rights, (ii) any of the General Partner, Operating Partnership, RRT or RRLP, or their respective affiliates that are party to the Investment Agreement, failing to perform or observe any material covenant or agreement contained in any of the transaction documents and such failure continues for 20 business days after notice, or (iii) the violation of certain tax related covenants.  If an Event of Default occurs, (i) at any time and is continuing, subject to a cure period, Rockpoint’s preferred return in respect of operating cash flows shall increase from six percent (6%) to eighteen percent (18%) per annum; and (ii) during the Lockout Period, if it remains uncured for 120 days after notice, Rockpoint may cause an Early Repurchase of Rockpoint’s interest in the Rockpoint Units by RRT.  In addition, if any nonpayment of a financial obligation remains unpaid for 120 days following notice from Rockpoint, and remains uncured following the 10th anniversary of the effective date of the Partnership Agreement, Rockpoint shall have the right to designate a majority of the members of the board of trustees of RRT, which is the General Partner of RRLP.

Also on the initial closing date, the Operating Partnership and RRLP executed a Discretionary Demand Promissory Note, whereby the Operating Partnership may provide periodic cash advances to RRLP.  The Discretionary Demand Promissory Note provides for an interest rate equal to the London Inter-Bank Offered Rate plus fifty (50) basis points above the applicable interest rate under the Company’s unsecured revolving credit facility. The maximum aggregate principal amount of advances at any one time outstanding under the Note will be limited to $25,000,000.

RRT and RRLP also entered into a registration rights agreement (the “Registration Rights Agreement”) with Rockpoint pursuant to which RRT and RRLP have agreed to register the Rockpoint Units or securities issuable in exchange of Rockpoint Units under certain circumstances in the future, in the event RRT or RRLP becomes a publicly traded company.

The Operating Partnership and RRLP also entered into a Shared Services Agreement (the “Shared Services Agreement”), which will provide for the performance of back office, administrative and other operational services by the Operating Partnership for the benefit of RRLP. The Shared Services Agreement provides for a fixed fee of $1,000,000/year to be paid by RRLP to the Operating Partnership, with a three percent (3%) increase year to year.

In connection with the transaction, the Company also entered into a Recourse Agreement (the “Recourse Agreement”) with Rockpoint. The Recourse Agreement provides that, in the event of distributions or transfers by RRLP of cash flow or property in breach of the Partnership Agreement, or failure to make required distributions or payments (including complying with any put by Rockpoint) in each case, which remain uncured, the Company will have direct liability for losses of Rockpoint resulting therefrom.

Rockpoint will indemnify the Company (or its affiliates) pursuant to an indemnity agreement (the “Indemnity Agreement”) for liability (pursuant to the provisions of said agreement) resulting from the likely requirement for RRLP to acquire the equity interest of the entities holding Rockpoint’s interest in RRLP upon any Rockpoint exit, including for losses relating to certain REIT matters.

Unconsolidated Joint Venture Activity

On January 31, 2017, the Company sold its interest in KPG-P 100 IMW JV, LLC, Keystone-Penn and Keystone-Tristate joint ventures that own operating properties, located in Philadelphia, Pennsylvania for an aggregate sales price of $9.7 million and realized a gain on the sale of the unconsolidated joint venture of $7.4 million.

On February 15, 2017, the Company sold its 7.5 percent interest in Elmajo Urban Renewal Associates, LLC and Estuary Urban Renewal Unit B, LLC joint ventures that own operating multi-family properties located in Weehawken, New Jersey for a sales price of $5.1 million and realized a gain on the sale of the unconsolidated joint venture of $5.1 million.

On February 28, 2017, the Operating Partnership authorized the issuance of 9,213 shares of a new class of 3.5 percent Series A-1 Preferred Limited Partnership Units of the Operating Partnership (the “Series A-1 Units”).  9,122 Series A-1 Units were issued on February 28, 2017, valued at $9.1 million, to the Company’s partner in a joint venture with the Operating Partnership, which owns Monaco Towers in Jersey City, New Jersey that includes 523 apartment homes in two fifty-story towers with 558 parking spaces and

12,300 square feet of ground floor retail space.  The Series A-1 Units were issued as non-cash consideration for the partner’s approximate 13.8 percent ownership interest in the joint venture.  In April 2017, an additional 91 Series A-1 Units were issued by the Operating Partnership to purchase from other partners in the same joint venture their approximate 71.2 percent ownership interest for approximately $130 million in cash and $165 million in assumed debt in transactions which closed in April 2017.  The results of these transactions increased the Company’s interests in the joint venture to 100 percent.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2017 and 2016 was $5.0 million and $4.6 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three months ended March 31, 2017 (“2017”), as compared to the three months ended March 31, 2016 (“2016”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2015, excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2016 through March 31, 2017; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2016 through March 31, 2017 and (iii) the effect of “Properties Sold,” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2016 through March 31, 2017.  During 2017 and 2016, three office properties, aggregating 163,850 square feet, were removed from service as they were being redeveloped by the Company.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Revenue from rental operations and other:
Base rents	$121,255	$126,387	$(5,132)	(4.1)%
Escalations and recoveries from tenants	15,119	14,961	158	1.1
Parking income	4,229	3,156	1,073	34.0
Other income	2,819	1,607	1,212	75.4
Total revenues from rental operations	143,422	146,111	(2,689)	(1.8)

Property expenses:
Real estate taxes	21,092	23,226	(2,134)	(9.2)
Utilities	11,414	13,578	(2,164)	(15.9)
Operating services	27,091	26,732	359	1.3
Total property expenses	59,597	63,536	(3,939)	(6.2)

Non-property revenues:
Real estate services	6,465	6,812	(347)	(5.1)
Total non-property revenues	6,465	6,812	(347)	(5.1)

Non-property expenses:
Real estate services expenses	6,270	6,846	(576)	(8.4)
General and administrative	11,592	12,249	(657)	(5.4)
Depreciation and amortization	47,631	43,063	4,568	10.6
Total non-property expenses	65,493	62,158	3,335	5.4
Operating income	24,797	27,229	(2,432)	(8.9)
Other (expense) income:
Interest expense	(20,321)	(24,993)	4,672	18.7
Interest and other investment income (loss)	474	(669)	1,143	170.9
Equity in earnings (loss) of unconsolidated joint ventures	(51)	(1,554)	1,503	96.7
Gain on change of control of interests	—	10,156	(10,156)	(100.0)
Realized gains (losses) and unrealized losses on disposition of rental property, net	5,506	58,600	(53,094)	(90.6)
Gain on sale of investment in unconsolidated joint venture	12,563	—	12,563	—
Loss from extinguishment of debt, net	(239)	—	(239)	—
Total other (expense) income	(2,068)	41,540	(43,608)	(105.0)
Net income	$22,729	$68,769	$(46,040)	(66.9)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2017 as compared to 2016 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2016 and 2017 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2016 and 2017
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$(5,132)	(4.1)%	$4,720	3.7%	$14,184	11.2%	$(24,036)	(19.0)%
Escalations and recoveries from tenants	158	1.1	1,174	7.9	1,514	10.1	(2,530)	(16.9)
Parking income	1,073	34.0	774	24.5	381	12.1	(82)	(2.6)
Other income	1,212	75.4	102	6.4	1,196	74.4	(86)	(5.4)
Total	$(2,689)	(1.8)%	$6,770	4.7%	$17,275	11.8%	$(26,734)	(18.3)%

Property expenses:
Real estate taxes	$(2,134)	(9.2)%	$1,092	4.7%	$1,551	6.7%	$(4,777)	(20.6)%
Utilities	(2,164)	(15.9)	(518)	(3.8)	1,154	8.5	(2,800)	(20.6)
Operating services	359	1.3	3,089	11.5	3,384	12.7	(6,114)	(22.9)
Total	$(3,939)	(6.2)%	$3,663	5.7%	$6,089	9.6%	$(13,691)	(21.5)%

OTHER DATA:
Number of Consolidated Properties	198		181		17		39
Commercial Square feet (in thousands)	21,486		19,249		2,237		4,851
Multi-family portfolio (number of units)	2,027		1,081		946		—

Base rents. Base rents for the Same-Store Properties increased $4.7 million, or 3.7 percent, for 2017 as compared to 2016, due primarily to a $1.20 increase in average commercial office annual rents per square foot to $23.04 from $21.84 for 2017 as compared to 2016; partially offset by a 50 basis point decrease in the average same store percent leased of the office portfolio to 88.8 percent from 89.3 percent.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties increased $1.2 million, or 7.9 percent, for 2017 over 2016 due primarily to higher operating expenses to recover in 2017.

Parking income. Parking income for the Same-Store Properties increased $0.8 million, or 24.5 percent, for 2017 as compared to 2016, due primarily to recording parking revenues, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such change in presentation resulting in minor period changes.

Other income. Other income for the Same-Store Properties was relatively unchanged for 2017 over 2016.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $1.1 million, or 4.7 percent, for 2017 as compared to 2016, due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties decreased $0.5 million, or 3.8 percent, for 2017 as compared to 2016, due primarily to decreased electricity rates in 2017 as compared to 2016.

Operating Services. Operating services for the Same-Store Properties increased $3.1 million, or 11.5 percent, due primarily to an increase in maintenance costs and salaries and related expenses in 2017 as compared to 2016.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.3 million, or 5.1 percent, for 2017 as compared to 2016, due primarily to decreased third party development and management activity in multi-family services in 2017 as compared to 2016.

Real estate services expense. Real estate services expense decreased $0.6 million, or 8.4 percent, for 2017 as compared to 2016, due primarily to decreased compensation and related costs.

General and administrative. General and administrative expenses decreased $0.7 million in 2017 as compared to 2016, due primarily to decreases in various small overhead items.

Depreciation and amortization. Depreciation and amortization increased $4.6 million, or 10.6 percent, for 2017 over 2016.  This increase was due primarily to depreciation of $8.0 million in 2017 on the Acquired Properties, and an increase of $2.3 million for 2017 as compared to 2016 on the Same-Store Properties due to accelerated depreciation on buildings planning to be removed from service, partially offset by lower depreciation of $5.7 million in 2017 as compared to 2016 for properties sold or removed from service.

Interest expense. Interest expense decreased $4.7 million, or 18.7 percent, for 2017 as compared to 2016.  This decrease was primarily the result of lower average interest rates achieved on refinanced debt in late 2016.

Interest and other investment income. Interest and other investment income increased $1.1 million, 2017 over 2016, primarily as a result of a valuation mark-to-market loss for an interest rate swap of $0.9 million in 2016, as well as additional interest income received in 2017 from a note receivable.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.5 million, or 96.7 percent, for 2017 as compared to 2016.  The increase was due primarily to an increase in equity in earnings income of $0.8 million from the Company’s South Pier at Harborside venture, mainly from lower cost of sales, and an increase of $0.3 million from the Company’s Plaza VIII & IX Associates venture, which resulted from higher parking revenues.

Gain on change of control of interests. In 2016, the Company recorded a gain on change of control of $10.2 million in connection with the acquisitions of the remaining interests of residential properties located in Malden and East Boston, Massachusetts.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized net gains on disposition of rental property of $5.5 million in 2017, and $58.6 million in net gains from dispositions in 2016.

Gain on sale of investment in unconsolidated joint venture. The Company recorded a $12.6 million gain on the sale in 2017 of its interests in certain joint ventures.  See Note 3: Recent Transactions — Unconsolidated Joint Venture Activity — to the Financial Statements.

Loss from extinguishment of debt, net. In 2017, the Company recognized a loss from extinguishment of debt of $0.2 million due to the allocated costs as a result of the amendment of its revolving credit facility in 2017.  See Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans.

Net income. Net income decreased to $22.7 million in 2017 from $68.8 million in 2016.  The decrease of approximately $46.1 million was due to the factors discussed above.

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

Construction Projects:

In 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC to form Harborside Unit A Urban Renewal, L.L.C. that is developing a high-rise tower of approximately 762 multi-family apartment units above a parking pedestal at the Company’s Harborside complex in Jersey City, New Jersey.  The Company owns an 85 percent interest in the joint venture with shared control over major decisions.  The construction of the project, which is projected to be ready for occupancy by second quarter 2017, is estimated to cost $320 million (of which development costs of $308.6 million have been incurred by the venture through March 31, 2017).  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with $173.9 million outstanding as of March 31, 2017).  The Company does not expect to fund any future development costs of the project, as future development costs will be funded by using the loan financing.

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the fourth quarter 2017.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92 million with development costs of $44.7 million incurred through March 31, 2017.  The Company has a construction loan with a maximum borrowing amount of $58 million (with $5 million outstanding as of March 31, 2017).  The Company does not expect to fund additional costs for the completion of the project as future development costs will be funded by using the loan financings.

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The construction of the project is estimated to cost $129.6 million, with development costs of $64.7 million incurred by the venture through March 31, 2017.  The venture has a $94 million construction loan (with $24.5 million outstanding as of March 31, 2017).  The Company does not expect to fund additional costs for the completion of the project as future costs will be funded by using the loan financing.

In 2016, the Company commenced the repurposing of a former office property site in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million of which development costs of $26.9 million have been incurred through March 31, 2017, is expected to be ready for occupancy by the fourth quarter of 2017.  The project costs are expected to be funded primarily from a $42 million construction loan (with $6.1 million outstanding as of March 31, 2017).

In 2016, the Company started construction of a 296-unit multi-family project in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million of which development costs of $48.1 million have been incurred through March 31, 2017.  The project costs are expected to be funded primarily from a $73 million construction loan (with $8.1 million outstanding as of March 31, 2017).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, which is expected to be ready for occupancy by first quarter 2018, is estimated to cost $124 million (of which development costs of $52.5 million have been incurred through March 31, 2017).  The project costs are expected to be funded primarily from a $78 million construction loan (with $22.2 million outstanding as of March 31, 2017).  The Company expects to fund $46 million for the development of the project, of which the Company has funded $30.3 million as of March 31, 2017.

The Company is developing a 310-unit multi-family project in Conshohocken, Pennsylvania, which began construction in third quarter 2016 with anticipated initial occupancy in second quarter 2019.  The project is estimated to cost $89.4 million (of which development costs of $22.4 million have been incurred through March 31, 2017).  The project costs are expected to be funded primarily from a $54 million construction loan and the balance of $35.4 million from the Company.

REIT Restrictions:

To maintain its qualification as a REIT under the Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.15 per common share, in the aggregate, such distributions would equal approximately $53.9 million ($60.5 million, including units in the Operating Partnership, held by parties other than the General Partner) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the General Partner’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired in February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of March 31, 2017, 102 of the Company’s properties, with an aggregate carrying value of approximately $1.2 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of March 31, 2017, the Company had 184 unencumbered properties with a carrying value of $2.5 billion representing 91.5 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents increased by $136.7 million to $168.3 million at March 31, 2017, compared to $31.7 million at December 31, 2016.  This increase is comprised of the following net cash flow items:

(1)	$51.3 million provided by operating activities.

(2)	$421.3 million used in investing activities, consisting primarily of the following:

	(a)	$6.6 million used for investments in unconsolidated joint ventures; plus
	(b)	$413.1 million used for rental property acquisitions and related intangibles; plus
	(c)	$22.5 million used for additions to rental property and improvements; plus
	(d)	$2.3 million used for investments in notes receivable; minus
	(e)	$55.5 million used for the development of rental property, other related costs and deposits; minus
	(f)	$1.9 million decrease in restricted cash; minus
	(g)	$47.6 million from proceeds from the sales of rental property; minus
	(h)	$9.1 million received from payments of notes receivables; minus
	(i)	$14.8 million from proceeds from the sale of investment in unconsolidated joint venture; minus
	(j)	$1.7 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
	(k)	$3.6 million received from proceeds from investment receivable.

(3)	$506.7 million provided by financing activities, consisting primarily of the following:

	(a)	$275 million from borrowings under the revolving credit facility; plus
	(b)	$325 million from borrowings from the unsecured term loan; plus
	(c)	$263.8 million from proceeds received from mortgages and loans payable; plus
	(d)	$139 million from issuance of redeemable noncontrolling interests; minus

(e)	$471 million used for repayments of revolving credit facility; minus
(f)	$1.4 million used for repayments of mortgages, loans payable and other obligations; minus
(g)	$15 million used for payments of dividends and distributions; minus
(h)	$8.6 million used for payment of finance cost.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2017:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,175,000	42.71%	3.53%		3.40
Fixed Rate Secured Debt	923,844	33.58%	4.62%		6.49
Variable Rate Secured Debt	237,400	8.63%	4.23%		1.28
Variable Rate Unsecured Debt (b)	415,000	15.08%	2.51%		3.04

Totals/Weighted Average:	$2,751,244	100.00%	3.81	%(b)	4.20
Adjustment for unamortized debt discount	(4,190)
Unamortized deferred financing costs	(15,850)
Total Debt, Net	$2,731,204

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.92 percent as of March 31, 2017, plus the applicable spread.

(b)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $1.2 million for the three months ended March 31, 2017.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2017 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2017	$5,346	$353,540	$358,886	3.59%
2018	6,977	296,383	303,360	6.10%
2019	1,912	455,799	457,711	3.48%
2020	1,977	325,000	326,977	2.64%
2021 (b)	2,051	93,800	95,851	2.20%
Thereafter	6,812	1,201,647	1,208,459	3.87%
Sub-total	25,075	2,726,169	2,751,244	3.81
Adjustment for unamortized debt discount/premium, net as of March 31, 2017	(4,190)	—	(4,190)
Unamortized deferred financing costs	(15,850)	—	(15,850)
Totals/Weighted Average	$5,035	$2,726,169	$2,731,204	3.81	%(c)

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.92 percent as of March 31, 2017, plus the applicable spread.

(b)         Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $90 million which in January 2017, was amended and restated and matures in 2021.

(c)          Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $1.2 million for the three months ended March 31, 2017.

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $825.0 million as of March 31, 2017) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

The terms of the 2017 Credit Facility include: (1) a four-year term ending in January 2021, with two six-month extension options; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, currently the London Inter-Bank Offered Rate (“LIBOR”) plus 120 basis points, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, currently 25 basis points, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio.

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

On March 22, 2017, the Company drew the full $325 million available under the 2017 Term Loan. On March 29, 2017, the Company executed interest rate swap arrangements to fix LIBOR with an aggregate average rate of 1.6473% for the swaps and a current aggregate fixed rate of 3.0473% for borrowings under the 2017 Term Loan.

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

Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of May 5, 2017, the Company had outstanding borrowings of $122 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2017.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the three months ended March 31, 2017:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2017	89,696,713	10,488,105	100,184,818
Common units redeemed for common stock	148,661	(148,661)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1,252	—	1,252
Cancellation of restricted shares	(1,874)	—	(1,874)

Outstanding at March 31, 2017	89,844,752	10,339,444	100,184,196

Share/Unit Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of March 31, 2017, the General Partner has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2016 and through May 5, 2017.

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

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of May 5, 2017.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of May 5, 2017.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $206 million of which the Company has agreed to guarantee up to $24.8 million.  As of March 31, 2017, the outstanding balance of such debt totaled $176 million of which $22.4 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of March 31, 2017:

		Payments Due by Period
		Less than 1	2 — 3	4 — 5	6 — 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$961,806	$278,413	$44,325	$44,325	$594,743	—
Unsecured revolving credit facility and term loans (a)	821,610	23,374	706,690	91,546	—	—
Mortgages, loans payable and other obligations (b)	1,270,402	156,037	471,116	54,736	555,927	$32,586
Payments in lieu of taxes (PILOT)	29,718	5,769	11,627	10,711	1,611	—
Ground lease payments	179,784	2,015	3,994	4,029	10,169	159,577
Other	1,655	—	1,655	—	—	—
Total	$3,264,975	$465,608	$1,239,407	$205,347	$1,162,450	$192,163

(a)         Interest payments assume LIBOR rate of 0.92 percent, which is the weighted average rate on this outstanding variable rate debt at March 31, 2017, plus the applicable spread.

(b)         Interest payments assume LIBOR rate of 0.87 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at March 31, 2017, plus the applicable spread.

Funds from Operations

Funds from operations (“FFO”) (available to common stock and unit holders) is defined as net income (loss) before noncontrolling interests of unitholders, computed in accordance with GAAP, excluding gains or losses from depreciable rental property transactions, and impairments related to depreciable rental property, plus real estate-related depreciation and amortization.  The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT.  The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from sales of properties and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	2017	2016
Net income available to common shareholders	$19,879	$62,191
Add (deduct): Noncontrolling interests in Operating Partnership	2,295	7,284
Real estate-related depreciation and amortization on continuing operations (a)	51,757	47,459
Gain on sales of investment in unconsolidated joint venture	(12,563)	—
Gain on change of control of interests	—	(10,156)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(5,506)	(58,600)
Funds from operations available to common stock and Operating Partnership unitholders	$55,862	$48,178

(a)         Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interest, of $4,503 and $4,621 for the three months ended March 31, 2017 and 2016, respectively.  Excludes non-real estate-related depreciation and amortization of $377 and $225 for the three months ended March 31, 2017 and 2016, respectively.

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.  We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $2.1 billion of the Company’s long-term debt as of March 31, 2017 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of March 31, 2017 ranged from LIBOR plus 182 basis points to LIBOR plus 950 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $6.5 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of March 31, 2017 would be approximately $76.0 million.

March 31, 2017
Debt, including current portion	4/1/2017 -											Fair
($s in thousands)	12/31/2017	2018	2019	2020	2021		Thereafter	Sub-total	Other (a)	Other (b)	Total	Value

Fixed Rate	$254,413	$237,113	$391,031	$1,977	$5,851		$1,208,459	$2,098,844	$(4,190)	$(12,585)	$2,082,069	$2,060,986
Average Interest Rate	2.87%	6.70%	3.56%	4.05%	4.38%		3.87%				4.01%

Variable Rate	$104,473	$66,247	$66,680	$325,000	$90,000	(c)	—	$652,400	—	$(3,265)	$649,135	$649,135

(a)  Adjustment for unamortized debt discount/premium, net, as of March 31, 2017.

(b)  Adjustment for unamortized deferred financings costs, net, as of March 31, 2017.

(c)  Includes $90 million of outstanding borrowings under the Company’s unsecured revolving credit facility which  matures in January 2021.

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

Item 4.                                 Controls and Procedures

Mack-Cali Realty Corporation

Disclosure Controls and Procedures.  The General Partner’s management, with the participation of the General Partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the General Partner’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the General Partner’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the General Partner’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the General Partner in the reports that it files or submits under the Exchange Act.

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

Mack-Cali Realty, L.P.

Disclosure Controls and Procedures.  The General Partner’s management, with the participation of the General Partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the General Partner’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Operating Partnership’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act.

Changes In Internal Control Over Financial Reporting.  There have not been any changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Part II — Other Information

Item 1.                     Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its Properties are subject.

Item 1A.            Risk Factors

There have been no material changes in our assessment of risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2016 of the General Partner and the Operating Partnership.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                             COMMON STOCK

During the three months ended March 31, 2017, the Company issued 148,661 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

PREFERRED UNITS

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited Partnership Units of the Operating Partnership (the “Series A Units”). The Series A Units were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to sophisticated real estate investors who were  partners in a joint venture with the Operating Partnership that owns a development site (known as Plaza VIII & IX) adjacent to its Harborside property in Jersey City, New Jersey as non-cash consideration for their approximate 37.5 percent interest in the joint venture. Concurrent with the issuance of the Series A Units, the Operating Partnership purchased from other partners in the same joint venture their approximate 12.5 percent interest for approximately $14.3 million in cash.  The results of these transactions increased the Company’s interests in the joint venture from 50 percent to 100 percent.

Each Series A Unit has a stated value of $1,000, pays dividends quarterly at an annual rate of 3.5 percent (subject to increase under certain circumstances), is convertible into 28.15 common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance, or an aggregate of up to 1,204,820 common units. The conversion rate for the Series A Units was based on a value of $35.52 per Common Unit, which was 125 percent of the five day trading average of the General Partner’s common stock ending three days before the issue date.  The Series A Units have a liquidation and dividend preference senior to the common units and include customary anti-dilution protections for stock splits and similar events.  The Series A Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder.

On February 28, 2017, the Operating Partnership authorized the issuance of 9,213 shares of a new class of 3.5 percent Series A-1 Preferred Limited Partnership Units of the Operating Partnership (the “Series A-1 Units”). 9,122 Series A-1 Units were issued on the initial closing date of February 28, 2017 and an additional 91 Series A-1 Units were issued on April 21, 2017 pursuant to post-closing adjustments. The Series A-1 Units were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to a sophisticated real estate investor who was a partner in a joint venture with the Operating Partnership that owns Monaco Towers in Jersey City, New Jersey that includes 523 apartment homes in two fifty-story towers with 558 parking spaces and 12,300 square feet of ground floor retail space.  The Series A-1 Units were issued as non-cash consideration for the investor’s approximate 13.8 percent ownership interest in the joint venture. Concurrent with the issuance of the Series A-1 Units, the Operating Partnership entered into an agreement to purchase from other partners in the same joint venture their approximate 71.2 percent ownership interest for approximately $130 million in cash and $165 million in assumed debt in transactions which closed in April 2017.  The results of these transactions increase the Company’s interests in the joint venture from 6.6 percent to 100 percent.

Each Series A-1 Unit has a stated value of $1,000, pays dividends quarterly at an annual rate equal to the greater of (x) 3.5 percent (subject to increase under certain circumstances), or (y) the then-effective annual dividend yield on the General Partner’s common stock, and is convertible into 27.936 Common Units beginning generally five years from the date of issuance, or an aggregate of up to 257,375 Common Units. The conversion rate for the Series A-1 Units was based on a value of $35.795625 per Common Unit, which was 125 percent of the five day trading average of the General Partner’s common stock ending three days before the initial closing date. The Series A-1 Units have a liquidation and dividend preference senior to the Common Units and include customary anti-dilution protections for stock splits and similar events.  The Series A-1 Units are redeemable for cash at their Stated Value beginning five years from the date of issuance at the option of the holder. The Series A-1 Units are pari passu with the Series A Units.

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

Mack-Cali Realty Corporation
(Registrant)

Date: May 9, 2017	By:		/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: May 9, 2017	By:		/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
		By:	Mack-Cali Realty Corporation
its General Partner

Date: May 9, 2017	By:		/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: May 9, 2017	By:		/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and principal accounting officer)

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

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

3.12

Fifth Amendment dated as of April 4, 2017 to Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 4, 2017 and incorporated herein by reference).

3.13

Certificate of Designation of 3.5% Series A Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 3, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 3, 2017 and incorporated herein by reference).

3.14

Certificate of Designation of 3.5% Series A-1 Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 28, 2017 (filed as Exhibit 3.13 to the Company’s Annual Report on Form10-K for the year ended December 31, 2016 and incorporated herein by reference).

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

10.19

Indemnification Agreement by and between Mack-Cali Realty Corporation and Rebecca Robertson dated September 27, 2016 (filed as Exhibit 10.107 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

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

10.80

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

Exhibit
Number	Exhibit Title

10.125

Preferred Equity Investment Agreement Among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Mack-Cali Property Trust, Mack-Cali Test Property, L.P., Roseland Residential Trust, Roseland Residential Holding L.L.C., Roseland Residential L.P., RPIIA-RLA, L.L.C. and RPIIA-RLB, L.L.C. dated as of February 27, 2017 (filed as Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.126*	Second Amended and Restated Limited Partnership Agreement of Roseland Residential, L.P. dated March 10, 2017.

10.127*	Shareholders Agreement of Roseland Residential Trust dated March 10, 2017.

10.128*	Discretionary Demand Promissory Note dated March 10, 2017.

10.129*	Shared Services Agreement by and between Mack-Cali Realty, L.P. and Roseland Residential, L.P. dated March 10, 2017.

10.130*	Recourse Agreement by and between Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Roseland Residential Trust, RP-RLA, LLC and RP-RLB, LLC dated March 10, 2017.

10.131*	Registration Rights Agreement dated March 10, 2017.

10.132*	Indemnity Agreement dated March 10, 2017.

10.133

International Swaps and Derivatives Association, Inc. 2002 Master Agreement, and its schedule thereto, dated as of February 7, 2017 by and between Bank of America, N.A. and Mack-Cali Realty, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 29, 2017 and incorporated herein by reference).

10.134

International Swaps and Derivatives Association, Inc. 2002 Master Agreement, and its schedule thereto, dated as of March 6, 2017 by and between Fifth Third Bank and Mack-Cali Realty, L.P. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 29, 2017 and incorporated herein by reference).

10.135

International Swaps and Derivatives Association, Inc. 2002 Master Agreement, and its schedule thereto, dated as of March 15, 2017 by and between The Bank of New York Mellon and Mack-Cali Realty, L.P. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 29, 2017 and incorporated herein by reference).

10.136

Amendment, dated as of April 4, 2017, to Executive Employment Agreement, dated as of June 3, 2015, by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2017 and incorporated herein by reference).

31.1*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

32.1*

Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco and the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

32.2*

Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco and the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith