Form 10-Q
period 2017-06-30
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2017-08-02
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 1-13274 Mack-Cali Realty Corporation

Commission File Number: 333-57103 Mack-Cali Realty, L.P.

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

As of July 31, 2017, there were 89,913,345 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership.  References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of June 30, 2017, the General Partner owned an approximate 89.6 percent common unit interest in the Operating Partnership.  The remaining approximate 10.4 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

•                  Note 14.  Redeemable Noncontrolling Interests;

•                  Note 15.  Mack-Cali Realty Corporation’s Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital;

•                  Note 16.  Noncontrolling Interests in Subsidiaries; and

•                  Note 17.  Segment Reporting, where applicable.

•                                          Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.

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

The results of operations for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Rental property
Land and leasehold interests	$721,753	$661,335
Buildings and improvements	3,998,971	3,758,210
Tenant improvements	344,108	364,092
Furniture, fixtures and equipment	27,985	21,230
	5,092,817	4,804,867
Less — accumulated depreciation and amortization	(1,131,799)	(1,332,073)
	3,961,018	3,472,794
Rental property held for sale, net	292,243	39,743
Net investment in rental property	4,253,261	3,512,537
Cash and cash equivalents	21,719	31,611
Investments in unconsolidated joint ventures	315,110	320,047
Unbilled rents receivable, net	105,547	101,052
Deferred charges, goodwill and other assets, net	316,984	267,950
Restricted cash	56,167	53,952
Accounts receivable, net of allowance for doubtful accounts of $1,145 and $1,335	7,706	9,617

Total assets	$5,076,494	$4,296,766

LIABILITIES AND EQUITY
Senior unsecured notes, net	$818,294	$817,355
Unsecured revolving credit facility and term loans	770,388	634,069
Mortgages, loans payable and other obligations, net	1,361,537	888,585
Dividends and distributions payable	20,684	15,327
Accounts payable, accrued expenses and other liabilities	177,801	159,874
Rents received in advance and security deposits	53,939	46,442
Accrued interest payable	9,199	8,427
Total liabilities	3,211,842	2,570,079
Commitments and contingencies

Redeemable noncontrolling interests	206,026	—

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 89,913,919 and 89,696,713 shares outstanding	899	897
Additional paid-in capital	2,566,997	2,576,473
Dividends in excess of net earnings	(1,101,099)	(1,052,184)
Accumulated other comprehensive income	1,872	1,985
Total Mack-Cali Realty Corporation stockholders’ equity	1,468,669	1,527,171

Noncontrolling interests in subsidiaries:
Operating Partnership	170,510	178,570
Consolidated joint ventures	19,447	20,946
Total noncontrolling interests in subsidiaries	189,957	199,516

Total equity	1,658,626	1,726,687

Total liabilities and equity	$5,076,494	$4,296,766

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Base rents	$133,017	$124,223	$254,272	$250,610
Escalations and recoveries from tenants	15,951	14,110	31,070	29,071
Real estate services	5,767	6,469	12,232	13,281
Parking income	5,052	3,532	9,281	6,688
Other income	2,979	893	5,798	2,500
Total revenues	162,766	149,227	312,653	302,150

EXPENSES
Real estate taxes	21,217	22,418	42,309	45,644
Utilities	10,357	10,953	21,771	24,531
Operating services	27,092	24,024	54,183	50,756
Real estate services expenses	5,899	6,211	12,169	13,057
General and administrative	12,491	12,755	24,083	25,004
Acquisition-related costs	—	2,039	—	2,039
Depreciation and amortization	57,762	43,459	105,393	86,522
Total expenses	134,818	121,859	259,908	247,553
Operating income	27,948	27,368	52,745	54,597

OTHER (EXPENSE) INCOME
Interest expense	(24,943)	(22,932)	(45,264)	(47,925)
Interest and other investment income (loss)	122	146	596	(523)
Equity in earnings (loss) of unconsolidated joint ventures	(3,298)	(614)	(3,349)	(2,168)
Gain on change of control of interests	—	5,191	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	(38,954)	27,117	(33,448)	85,717
Gain on sale of investment in unconsolidated joint venture	—	5,670	12,563	5,670
Gain (loss) from extinguishment of debt, net	—	12,420	(239)	12,420
Total other income (expense)	(67,073)	26,998	(69,141)	68,538
Net income (loss)	(39,125)	54,366	(16,396)	123,135
Noncontrolling interest in consolidated joint ventures	181	(311)	418	395
Noncontrolling interest in Operating Partnership	4,296	(5,662)	2,001	(12,946)
Redeemable noncontrolling interest	(2,682)	—	(3,474)	—
Net income (loss) available to common shareholders	$(37,330)	$48,393	$(17,451)	$110,584

Basic earnings per common share:
Net income (loss) available to common shareholders	$(0.44)	$0.54	$(0.33)	$1.23

Diluted earnings per common share:
Net income (loss) available to common shareholders	$(0.44)	$0.54	$(0.33)	$1.23

Basic weighted average shares outstanding	90,011	89,740	89,983	89,731

Diluted weighted average shares outstanding	100,370	100,401	100,354	100,359

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(39,125)	$54,366	$(16,396)	$123,135
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	(1,353)	(2,913)	(126)	(9,253)
Comprehensive income (loss)	$(40,478)	$51,453	$(16,522)	$113,882
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	181	(311)	418	395
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(2,682)	—	(3,474)	—
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	4,436	(5,357)	2,014	(11,976)
Comprehensive income (loss) attributable to common shareholders	$(38,543)	$45,785	$(17,564)	$102,301

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity
Balance at January 1, 2017	89,697	$897	$2,576,473	$(1,052,184)	$1,985	$199,516	$1,726,687
Net income (loss)	—	—	—	(17,451)	—	1,055	(16,396)
Common stock dividends	—	—	—	(31,464)	—	—	(31,464)
Common unit distributions	—	—	—	—	—	(3,961)	(3,961)
Issuance of limited partner common units	—	—	—	—	—	2,793	2,793
Redeemable noncontrolling interest	—	—	(12,411)	—	—	(4,906)	(17,317)
Decrease in noncontrolling interest in consolidated joint ventures	—	—	(3,740)	—	—	(1,081)	(4,821)
Redemption of common units for common stock	149	1	2,530	—	—	(2,531)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	42	—	—	—	42
Directors’ deferred compensation plan	—	—	236	—	—	—	236
Stock compensation	70	1	1,125	—	—	1,973	3,099
Cancellation of restricted shares	(3)	—	(146)	—	—	—	(146)
Other comprehensive income (loss)	—	—	—	—	(113)	(13)	(126)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	2,888	—	—	(2,888)	—
Balance at June 30, 2017	89,914	$899	$2,566,997	$(1,101,099)	$1,872	$189,957	$1,658,626

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,396)	$123,135
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	102,389	87,168
Amortization of directors deferred compensation stock units	236	198
Amortization of stock compensation	3,099	2,253
Amortization of deferred financing costs	2,278	2,349
Amortization of debt discount and mark-to-market	78	1,126
Equity in (earnings) loss of unconsolidated joint ventures	3,349	2,168
Distributions of cumulative earnings from unconsolidated joint ventures	3,822	2,415
Gain on change of control of interests	—	(15,347)
Realized (gains) losses and unrealized losses on disposition of rental property, net	33,448	(85,717)
Gain on sale of investments in unconsolidated joint ventures	(12,563)	(5,670)
Loss (gain) from extinguishment of debt	239	(12,420)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(5,927)	(6,745)
Increase in deferred charges, goodwill and other assets	(9,028)	(25,470)
Decrease in accounts receivable, net	1,911	4,580
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,544)	(5,433)
Increase (decrease) in rents received in advance and security deposits	5,599	(559)
Increase (decrease) in accrued interest payable	772	(3,196)

Net cash provided by operating activities	$103,762	$64,835

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(536,224)	$(217,006)
Rental property additions and improvements	(46,103)	(51,638)
Development of rental property and other related costs	(133,685)	(77,386)
Proceeds from the sales of rental property	47,569	326,899
Proceeds from the sale of investments in unconsolidated joint ventures	14,849	6,420
Investments in notes receivable	(2,254)	—
Repayment of notes receivable	9,341	250
Investment in unconsolidated joint ventures	(11,422)	(23,657)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,169	3,189
Proceeds from investment receivable	3,625	—
Decrease in restricted cash	3,300	452

Net cash used in investing activities	$(647,835)	$(32,477)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$334,000	$355,000
Repayment of revolving credit facility	(521,000)	(435,000)
Repayment of senior unsecured notes	—	(200,000)
Borrowings from unsecured term loan	325,000	350,000
Proceeds from mortgages and loans payable	303,117	106,906
Repayment of mortgages, loans payable and other obligations	(3,109)	(143,322)
Acquisition of noncontrolling interests	(2,011)	(37,946)
Issuance of redeemable noncontrolling interests, net	139,002	—
Payment of financing costs	(8,485)	(6,656)
(Distribution to) contributions from noncontrolling interests	(18)	1,065
Payment of dividends and distributions	(32,315)	(30,025)

Net cash provided by (used in) financing activities	$534,181	$(39,978)

Net decrease in cash and cash equivalents	$(9,892)	$(7,620)
Cash and cash equivalents, beginning of period	31,611	37,077

Cash and cash equivalents, end of period	$21,719	$29,457

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Rental property
Land and leasehold interests	$721,753	$661,335
Buildings and improvements	3,998,971	3,758,210
Tenant improvements	344,108	364,092
Furniture, fixtures and equipment	27,985	21,230
	5,092,817	4,804,867
Less — accumulated depreciation and amortization	(1,131,799)	(1,332,073)
	3,961,018	3,472,794
Rental property held for sale, net	292,243	39,743
Net investment in rental property	4,253,261	3,512,537
Cash and cash equivalents	21,719	31,611
Investments in unconsolidated joint ventures	315,110	320,047
Unbilled rents receivable, net	105,547	101,052
Deferred charges, goodwill and other assets, net	316,984	267,950
Restricted cash	56,167	53,952
Accounts receivable, net of allowance for doubtful accounts of $1,145 and $1,335	7,706	9,617
Total assets	$5,076,494	$4,296,766

LIABILITIES AND EQUITY
Senior unsecured notes, net	$818,294	$817,355
Unsecured revolving credit facility and term loans	770,388	634,069
Mortgages, loans payable and other obligations, net	1,361,537	888,585
Distributions payable	20,684	15,327
Accounts payable, accrued expenses and other liabilities	177,801	159,874
Rents received in advance and security deposits	53,939	46,442
Accrued interest payable	9,199	8,427
Total liabilities	3,211,842	2,570,079
Commitments and contingencies

Redeemable noncontrolling interests	206,026	—

Partners’ Capital:
General Partner, 89,913,919 and 89,696,713 common units outstanding	1,406,292	1,467,569
Limited partners, 10,438,855 and 10,488,105 common units outstanding	231,015	236,187
Accumulated other comprehensive income	1,872	1,985
Total Mack-Cali Realty, L.P. partners’ capital	1,639,179	1,705,741

Noncontrolling interests in consolidated joint ventures	19,447	20,946

Total equity	1,658,626	1,726,687

Total liabilities and equity	$5,076,494	$4,296,766

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Base rents	$133,017	$124,223	$254,272	$250,610
Escalations and recoveries from tenants	15,951	14,110	31,070	29,071
Real estate services	5,767	6,469	12,232	13,281
Parking income	5,052	3,532	9,281	6,688
Other income	2,979	893	5,798	2,500
Total revenues	162,766	149,227	312,653	302,150

EXPENSES
Real estate taxes	21,217	22,418	42,309	45,644
Utilities	10,357	10,953	21,771	24,531
Operating services	27,092	24,024	54,183	50,756
Real estate services expenses	5,899	6,211	12,169	13,057
General and administrative	12,491	12,755	24,083	25,004
Acquisition-related costs	—	2,039	—	2,039
Depreciation and amortization	57,762	43,459	105,393	86,522
Total expenses	134,818	121,859	259,908	247,553
Operating income	27,948	27,368	52,745	54,597

OTHER (EXPENSE) INCOME
Interest expense	(24,943)	(22,932)	(45,264)	(47,925)
Interest and other investment income (loss)	122	146	596	(523)
Equity in earnings (loss) of unconsolidated joint ventures	(3,298)	(614)	(3,349)	(2,168)
Gain on change of control of interests	—	5,191	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	(38,954)	27,117	(33,448)	85,717
Gain on sale of investment in unconsolidated joint venture	—	5,670	12,563	5,670
Gain (loss) from extinguishment of debt, net	—	12,420	(239)	12,420
Total other income (expense)	(67,073)	26,998	(69,141)	68,538
Net income (loss)	(39,125)	54,366	(16,396)	123,135
Noncontrolling interest in consolidated joint ventures	181	(311)	418	395
Redeemable noncontrolling interest	(2,682)	—	(3,474)	—
Net income (loss) available to common unitholders	$(41,626)	$54,055	$(19,452)	$123,530

Basic earnings per common unit:
Net income (loss) available to common unitholders	$(0.44)	$0.54	$(0.33)	$1.23

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$(0.44)	$0.54	$(0.33)	$1.23

Basic weighted average units outstanding	100,370	100,239	100,354	100,235

Diluted weighted average units outstanding	100,370	100,401	100,354	100,359

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income (loss)	$(39,125)	$54,366	$(16,396)	$123,135
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	(1,353)	(2,913)	(126)	(9,253)
Comprehensive income (loss)	$(40,478)	$51,453	$(16,522)	$113,882
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	181	(311)	418	395
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(2,682)	—	(3,474)	—
Comprehensive income (loss) attributable to common unitholders	$(42,979)	$51,142	$(19,578)	$114,277

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
			General Partner	Limited Partner	Other	Interest
	General Partner	Limited Partner	Common	Common	Comprehensive	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2017	89,697	10,488	$1,467,569	$236,187	$1,985	$20,946	$1,726,687
Net income (loss)	—	—	(17,451)	(2,001)	—	3,056	(16,396)
Distributions	—	—	(31,464)	(3,961)	—	—	(35,425)
Issuance of limited partner common units	—	99	—	2,793	—	—	2,793
Redeemable noncontrolling interest	—	—	(12,411)	(1,432)	—	(3,474)	(17,317)
Decrease in noncontrolling interest	—	—	(3,740)	—	—	(1,081)	(4,821)
Redemption of limited partner common units for shares of general partner common units	149	(149)	2,531	(2,531)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	42	—	—	—	42
Directors’ deferred compensation plan	—	—	236	—	—	—	236
Other comprehensive income	—	—	—	(13)	(113)	—	(126)
Stock compensation	70	—	1,126	1,973	—	—	3,099
Cancellation of restricted shares	(3)	—	(146)	—	—	—	(146)
Balance at June 30, 2017	89,914	10,438	$1,406,292	$231,015	$1,872	$19,447	$1,658,626

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,396)	$123,135
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	102,389	87,168
Amortization of directors deferred compensation stock units	236	198
Amortization of stock compensation	3,099	2,253
Amortization of deferred financing costs	2,278	2,349
Amortization of debt discount and mark-to-market	78	1,126
Equity in (earnings) loss of unconsolidated joint ventures	3,349	2,168
Distributions of cumulative earnings from unconsolidated joint ventures	3,822	2,415
Gain on change of control of interests	—	(15,347)
Realized (gains) losses and unrealized losses on disposition of rental property, net	33,448	(85,717)
Gain on sale of investments in unconsolidated joint ventures	(12,563)	(5,670)
Loss (gain) from extinguishment of debt	239	(12,420)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(5,927)	(6,745)
Increase in deferred charges, goodwill and other assets	(9,028)	(25,470)
Decrease in accounts receivable, net	1,911	4,580
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,544)	(5,433)
Increase (decrease) in rents received in advance and security deposits	5,599	(559)
Increase (decrease) in accrued interest payable	772	(3,196)

Net cash provided by operating activities	$103,762	$64,835

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(536,224)	$(217,006)
Rental property additions and improvements	(46,103)	(51,638)
Development of rental property and other related costs	(133,685)	(77,386)
Proceeds from the sales of rental property	47,569	326,899
Proceeds from the sale of investments in unconsolidated joint ventures	14,849	6,420
Investments in notes receivable	(2,254)	—
Repayment of notes receivable	9,341	250
Investment in unconsolidated joint ventures	(11,422)	(23,657)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,169	3,189
Proceeds from investment receivable	3,625	—
Decrease in restricted cash	3,300	452

Net cash used in investing activities	$(647,835)	$(32,477)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$334,000	$355,000
Repayment of revolving credit facility	(521,000)	(435,000)
Repayment of senior unsecured notes	—	(200,000)
Borrowings from unsecured term loan	325,000	350,000
Proceeds from mortgages and loans payable	303,117	106,906
Repayment of mortgages, loans payable and other obligations	(3,109)	(143,322)
Acquisition of noncontrolling interests	(2,011)	(37,946)
Issuance of redeemable noncontrolling interests, net	139,002	—
Payment of financing costs	(8,485)	(6,656)
(Distribution to) contributions from noncontrolling interests	(18)	1,065
Payment of distributions	(32,315)	(30,025)

Net cash provided by (used in) financing activities	$534,181	$(39,978)

Net decrease in cash and cash equivalents	$(9,892)	$(7,620)
Cash and cash equivalents, beginning of period	31,611	37,077

Cash and cash equivalents, end of period	$21,719	$29,457

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”).  The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.6 and 89.5 percent common unit interest in the Operating Partnership as of June 30, 2017 and December 31, 2016, respectively.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of June 30, 2017, the Company owned or had interests in 214 properties, consisting of 86 office and 110 flex properties, totaling approximately 22.8 million square feet, leased to approximately 1,100 commercial tenants, and 18 multi-family rental properties containing 5,825 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 86 office buildings totaling approximately 17.5 million square feet (which include five buildings, aggregating approximately 1.4 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 94 office/flex buildings totaling approximately 4.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 18 multi-family properties totaling 5,825 apartments (which include eight properties aggregating 3,275 apartments owned by unconsolidated joint ventures in which the Company has investment interests), six parking/retail properties totaling approximately 137,100 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

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

As of June 30, 2017 and December 31, 2016, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P.  (See Note 3: Rockpoint Transaction), have total real estate assets of $162.4 million and $201.9 million, respectively, mortgages of $62 million and $78.4 million, respectively, and other liabilities of $17.4 million and $19.2 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental

Property                                                                        Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition—related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations.  Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.6 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $390.7 million and $361.1 million as of June 30, 2017 and December 31, 2016, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred

Financing Costs                             Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets.  In all cases, amortization of such costs is included in interest expense and was $1,175,000 and $1,180,000 for the three months ended June 30, 2017 and 2016, respectively, and $2,278,000 and $2,349,000 for the six months ended June 30, 2017 and 2016, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt.  Included in gain (loss) from extinguishment of debt, net for the six months ended June 30, 2017 were unamortized deferred financing costs which were written off of $239,000.  No such unamortized costs were written off for the three months ended June 30, 2017, and the three and six month periods ended June 30, 2016.

Deferred

Leasing Costs                                           Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $946,000 and $870,000 for the three months ended June 30, 2017 and 2016, respectively, and $1,988,000 and $1,650,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Income and

Other Taxes                                                     The General Partner has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “IRS Code”).  As a REIT, the General Partner generally will not be subject to corporate federal income tax (including alternative minimum tax) on net income that it currently distributes to its shareholders, provided that the General Partner satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income (determined by excluding any net capital gains) to its shareholders.  If and to the extent the General Partner retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes, as applicable, on such net capital gains at the rate applicable to capital gains of a corporation.

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

As of June 30, 2017, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $16.6 million which has been fully reserved for through a valuation allowance.  If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2017, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2012 forward.

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

Dividends and

Distributions

Payable                                                                           The dividends and distributions payable at June 30, 2017 represents dividends payable to common shareholders (89,913,978 shares) and distributions payable to noncontrolling interest unitholders of the Operating Partnership (10,438,855 common units and 1,230,877 LTIP units), for all such holders of record as of July 6, 2017 with respect to the second quarter 2017.  The second quarter 2017 common stock dividends and unit distributions of $0.20 per common share, common unit and LTIP unit were approved by the General Partner’s Board of Directors on June 9, 2017 and paid on July 14, 2017.

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

Stock

Compensation                                        The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $2,046,000 and $1,469,000 for the three months ended June 30, 2017 and 2016, respectively, and $3,099,000 and $2,253,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Acquisitions

The Company acquired the following office properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the six months ended June 30, 2017 (dollars in thousands):

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

Consolidation

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited Partnership Units of the Operating Partnership (the “Series A Units”) valued at $42.8 million.  The Series A Units were issued to the Company’s partners in the Plaza VIII & IX Associates L.L.C. joint venture that owns a development site adjacent to the Company’s Harborside property in Jersey City, New Jersey as non-cash consideration for their approximate 37.5 percent interest in the joint venture.  Concurrent with the issuance of the Series A Units, the Company purchased from other partners in the Plaza VIII & IX Associates L.L.C. joint venture their approximate 12.5 percent interest for approximately $14.3 million in cash.  The results of these transactions increased the Company’s interests in the joint venture from 50 percent to 100 percent.  Upon these acquisitions, the Company consolidated Plaza VIII & IX Associates L.L.C., a voting interest entity, substantially all of which is comprised of land for development.  As an acquisition of the additional 50 percent of the land, the Company accounted for the transaction under a cost accumulation model, resulting in total consolidated assets of $60.6 million, substantially all of which is classified as land on the Balance Sheet.

On February 28, 2017, the Operating Partnership authorized the issuance of 9,213 shares of a new class of 3.5 percent Series A-1 Preferred Limited Partnership Units of the Operating Partnership (the “Series A-1 Units”).  9,122 Series A-1 Units were issued on February 28, 2017, valued at $9.1 million, to the Company’s partner in a joint venture with the Operating Partnership, which owns Monaco Towers in Jersey City, New Jersey that includes 523 apartment homes in two fifty-story towers with 558 parking spaces and 12,300 square feet of ground floor retail space.  The Series A-1 Units were issued as non-cash consideration for the partner’s approximate 13.8 percent ownership interest in the joint venture to increase the Company’s unconsolidated investment to 29 percent.  In April 2017, an additional 91 Series A-1 Units were issued by the Operating Partnership to purchase from other partners in the same joint venture their approximate 71.2 percent ownership interest for approximately $130.9 million in cash and $171.2 million in assumed debt in transactions which closed in April 2017. The results of these transactions increased the Company’s interests in the joint venture to 100 percent.  Upon these acquisitions, the Company consolidated RoseGarden Monaco Holdings, L.L.C., a voting interest entity.

As an acquisition of the remaining interests in the venture which owns the Monaco Towers, the Company accounted for the transaction under a cost accumulation model, resulting in total consolidated net assets of $139.9 million which is allocated, as follows (in thousands):

	Monaco	Monaco	Total
	North	South	Consolidation
Land and leasehold interest	$27,300	$31,461	$58,761
Buildings and improvements and other assets	112,841	129,895	242,736
Above market leases (a)	350	—	350
In-place lease values (a)	4,585	4,913	9,498
Less: Below market lease values (a)	(141)	(118)	(259)
	144,935	166,151	311,086
Less: Debt assumed at fair value	(79,544)	(91,656)	(171,200)
Net assets recorded upon consolidation	$65,391	$74,495	$139,886

(a)         Above market, in-place and below market leases are being amortized over a weighted-average term of 8 months.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office properties during the six months ended June 30, 2017 (dollars in thousands):

								Realized
								Gains
				Rentable	Net		Net	(losses)/
Disposition			# of	Square	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Losses, net
01/30/17	Cranford portfolio	Cranford, New Jersey	6	435,976	$26,598		$22,736	$3,862
01/31/17	440 Route 22 East (a)	Bridgewater, New Jersey	1	198,376	10,074		10,069	5
02/07/17	3 Independence Way	Princeton, New Jersey	1	111,300	11,549		9,910	1,639
05/15/17	103 Carnegie Center	Princeton, New Jersey	1	96,000	15,063	(b)	8,271	6,792
Sub-total					63,284		50,986	12,298

Unrealized losses on rental property held for sale								(45,746)
Totals			9	841,652	$63,284		$50,986	$(33,448)

(a)  The Company recorded a valuation allowance of $7.7 million on this property during the year ended December 31, 2016.

(b)  $15.1 million of the net sales proceeds from this sale were held by a qualified intermediary.

Rental Property Held for Sale, Net

The Company identified as held for sale 50 office and office/flex properties totaling approximately four million square feet as of June 30, 2017.  The properties are located in East Brunswick, Totowa, Moorestown, Woodcliff Lake, Paramus, Rochelle Park and Burlington, New Jersey.  The total estimated sales proceeds from the sales are expected to be approximately $372 million.  The Company determined that the carrying value of nine of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $45.7 million at June 30, 2017.

The following table summarizes the rental property held for sale, net, as of June 30, 2017: (dollars in thousands)

June 30,
2017
Land	$88,012
Buildings and improvements	482,601
Less: Accumulated depreciation	(232,624)
Less: Unrealized losses on properties held for sale	(45,746)
Rental property held for sale, net	$292,243

Other assets and liabilities related to the rental property held for sale, as of June 30, 2017, include $13.8 million in deferred charges, and other assets, $10.9 million in unbilled rents receivable and $4.2 million in accounts payable, accrued expenses and other liabilities.  Approximately $23.4 million of these assets and $0.6 million of these liabilities are expected to be written off with the completion of the sales.

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.  See Note 14: Redeemable Noncontrolling Interests.

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary.  As of June 30, 2017 and December 31, 2016, the Company’s consolidated RRLP entity had total assets of $1.8 billion and $1.3 billion, respectively, total mortgages & loan payable of $635.4 million and $480.7 million, respectively, and other liabilities of $79.7 million and $40.1 million, respectively.

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

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2017, the Company had an aggregate investment of approximately $315.1 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of June 30, 2017, the unconsolidated joint ventures owned: five office properties aggregating approximately 1.4 million square feet, eight multi-family properties totaling 3,275 apartments, and two retail properties aggregating approximately 81,700 square feet, a 350-room hotel, a development project for up to approximately 59 apartments; and interests and/or rights to developable land parcels able to accommodate up to 4,348 apartments.  The Company’s unconsolidated interests range from 12.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of June 30, 2017, such debt had a total facility amount of $206 million of which the Company agreed to guarantee up to $24.8 million.  As of June 30, 2017, the outstanding balance of such debt totaled $189.5 million of which $22.7 million was guaranteed by the Company.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.7 million and $3.7 million for such services in the three months ended June 30, 2017 and 2016, respectively.  The Company had $0.7 million and $0.7 million in accounts receivable due from its unconsolidated joint ventures as of June 30, 2017 and December 31, 2016, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of June 30, 2017 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $187.9 million as of June 30, 2017.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $212.7 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $24.8 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of June 30, 2017 and December 31, 2016: (dollars in thousands)

	Number of	Company’s		Carrying Value		Property Debt As of June 30, 2017
	Apartment Units	Effective		June 30,	December 31,			Maturity		Interest
Entity / Property Name	or Rentable Square Feet (sf)	Ownership % (a)		2017	2016	Balance		Date		Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412 units	24.27%		$14,925	$15,150	$95,000		05/01/18		4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (b)	523 units	28.76	% (e)	—	—	—		—		—
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (b) (c)	130 units	12.50%		6,992	7,145	46,835			(d)		(d)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	316 units	22.50%		9,321	9,707	82,000		11/10/26		3.21%
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b) (o)	355 units	7.50%		—	—	—		—		—
Crystal House Apartments Investors LLC / Crystal House (f)	825 units	25.00%		31,025	30,565	165,000		04/01/20		3.17%
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (g)	360 units	20.00%		1,922	1,678	—		—		—
RoseGarden Marbella South, L.L.C./ Marbella II	311 units	24.27%		17,211	18,050	74,062		03/30/18		L+2.25	%(h)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b) (o)	227 units	7.50%		—	—	—		—		—
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141 units	45.00%		1,872	2,085	30,000		08/01/25		3.70%
Capitol Place Mezz LLC / Station Townhouses	378 units	50.00%		41,617	43,073	100,700		07/01/33		4.82%
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	762 units	85.00%		97,665	100,188	186,128		08/01/29		5.197	%(i)
RoseGarden Monaco, L.L.C./ San Remo Land	250 potential units	41.67%		1,430	1,400	—		—		—
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850 potential units	50.00%		337	337	—		—		—
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000 sf	50.00%		1,962	1,962	—		—		—
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations) (n)	1,225,000 sf	50.00%		—	4,448	—		—		—

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878 sf	50.00%		4,572	4,339	14,176		05/17/18		L+3.00%
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750 sf	50.00%		6,368	6,237	10,273		07/01/23		2.87%
BNES Associates III / Offices at Crystal Lake	106,345 sf	31.25%		3,169	3,124	5,141		11/01/23		4.76%
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615 sf		(m)	—	—	—		—		—
Keystone-Penn	1,842,820 sf		(m)	—	—	—		—		—
Keystone-TriState	1,266,384 sf		(m)	—	2,285	—		—		—
KPG-MCG Curtis JV, L.L.C./ Curtis Center (j)	885,000 sf	50.00%		71,258	65,400		(k)		(k)		(k)

Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	30,745 sf	20.00%		1,669	1,706	—		—		—
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350 rooms	50.00%		—	163	99,089		10/01/26		3.668%
Other (l)				1,795	1,005	—		—		—
Totals:				$315,110	$320,047	$908,404

(a)	Company’s effective ownership% represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $37,242, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,248, bears interest at 3.63 percent, matures in August 2018. On February 3, 2017, the venture obtained a construction loan for the Lofts at 40 Park with a balance of $3,345, which bears interest at LIBOR plus 250 basis points and matures in February 2020.

(e)

On February 28, 2017, 9,122 Series A-1 Units were issued to the joint venture partner as non-cash consideration for the partner’s approximate 13.8 percent ownership interest in the joint venture. In April 2017, the Company acquired the remaining joint venture interests and increased its ownership interest to 100 percent. See Note 3: Recent Transactions — Consolidation.

(f)	The Company also owns a 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.
(g)	The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.
(h)

The construction loan had a maximum borrowing amount of $77,400 and provided, subject to certain conditions, two one-year extension options with a fee of 25 basis points for each year. On March 31, 2017, the Company exercised its first one-year extension option and concurrently the maximum borrowing amount was reduced to $75,000.

(i)

The construction/permanent loan has a maximum borrowing amount of $192,000. The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The development project was placed in service in second quarter 2017.

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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and six months ended June 30, 2017 and 2016: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Entity / Property Name	2017	2016	2017	2016
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$100	$47	$209	$132
RoseGarden Monaco Holdings, L.L.C./ Monaco	—	(300)	(266)	(592)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(68)	(82)	(153)	(163)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	42	(595)	91	(595)
Crystal House Apartments Investors LLC / Crystal House	(289)	(110)	(581)	(222)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(283)	—	(414)	—
RoseGarden Marbella South, L.L.C./ Marbella II	34	(307)	61	(307)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(66)	(102)	(77)	(130)
Capitol Place Mezz LLC / Station Townhouses	(449)	(727)	(825)	(1,495)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	(2,976)	—	(3,121)	(17)
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	—	—	(15)	(60)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	—	(13)	(25)	(32)
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	—	98	385	175
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	109	108	216	210
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	54	108	131	192
BNES Associates III / Offices at Crystal Lake	39	17	45	(177)
Keystone-TriState	—	(191)	—	(668)
KPG-MCG Curtis JV, L.L.C./ Curtis Center	(543)	226	(584)	405
Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(26)	(9)	(37)	(25)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	750	987	1,337	820
Other	274	231	274	381
Company’s equity in earnings (loss) of unconsolidated joint ventures	$(3,298)	$(614)	$(3,349)	$(2,168)

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	June 30,	December 31,
(dollars in thousands)	2017	2016
Deferred leasing costs	$210,797	$220,947
Deferred financing costs - unsecured revolving credit facility (a)	4,945	5,400
	215,742	226,347
Accumulated amortization	(98,205)	(107,359)
Deferred charges, net	117,537	118,988
Notes receivable (b)	4,805	13,251
In-place lease values, related intangibles and other assets, net	120,440	72,046
Goodwill (c)	2,945	2,945
Prepaid expenses and other assets, net (d)	71,257	60,720

Total deferred charges, goodwill and other assets, net	$316,984	$267,950

(a)         Pursuant to recently issued accounting standards, deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(b)         Includes as of June 30, 2017, an interest-free note receivable with a net present value of $2.7 million which matures in April 2023.  The Company believes this balance is fully collectible.

(c)          All goodwill is attributable to the Company’s Multi-family Services segment.

(d)         Includes $15.1 million of proceeds from property sales held by a qualified intermediary as of June 30, 2017.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of June 30, 2017, the Company had outstanding interest rate swaps with a combined notional value of $675 million that were designated as cash flow hedges of interest rate risk.  During the six months ending June 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2017 and 2016, respectively, the company recorded ineffectiveness gain(loss) of $11,000 and $(99,000) and during the six months ended June 30, 2017 and 2016, respectively, the Company recorded ineffectiveness gain(loss) of $(32,000) and $(1,012,000), respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1.2 million will be reclassified as an increase to interest expense.

Undesignated Cash Flow Hedges of Interest Rate Risk

Interest rate caps not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company recognized expenses of zero and $1,000 for the three months ended June 30, 2017 and 2016, respectively, and zero and $2,000 for the six months ended June 30, 2017 and 2016, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2017 and December 31, 2016.  (dollars in thousands)

	Fair Value

	June 30,	December 31,
	2017	2016	Balance sheet location
Asset Derivatives designated as hedging instruments
Interest rate swaps	$3,102	$2,847	Deferred charges, goodwill and other assets

Liability Derivatives designated as hedging instruments
Interest rate swaps	$413	$—	Accounts payable, accrued expenses and other liabilities

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three and six months ending June 30, 2017 and 2016.  (dollars in thousands)

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from

Amount of Gain or
(Loss) Recognized in
Income on Derivative
(Ineffective Portion,
Reclassification for
Forecasted Transactions
No Longer Probable of
Occurring and Amount
Excluded from
Effectiveness Testing)

Relationships	2017	2016	Portion)	2017	2016	Effectiveness Testing)	2017	2016
Three months ended June 30,

Interest rate swaps	$(2,129)	$(3,807)	Interest expense	$(776)	$(893)	Interest and other investment income (loss)	$11	$(99)

Six months ended June 30,

Interest rate swaps	$(1,494)	$(10,994)	Interest expense	$(1,368)	$(1,740)	Interest and other investment income (loss)	$(32)	$(1,012)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of June 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.4 million.  As of June 30, 2017, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $0.4 million.

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

	June 30,	December 31,
	2017	2016
Security deposits	$9,639	$8,778
Escrow and other reserve funds	46,528	45,174

Total restricted cash	$56,167	$53,952

7.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2017 and December 31, 2016 is as follows:  (dollars in thousands)

	June 30,	December 31,	Effective
	2017	2016	Rate (1)
2.500% Senior Unsecured Notes, due December 15, 2017	$250,000	$250,000	2.803%
4.500% Senior Unsecured Notes, due April 18, 2022	300,000	300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	825,000	825,000
Adjustment for unamortized debt discount	(3,949)	(4,430)
Unamortized deferred financing costs	(2,757)	(3,215)

Total senior unsecured notes, net	$818,294	$817,355

(1)         Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.  The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of June 30, 2017.

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

The 2017 Credit Agreement, which applies to both the 2017 Credit Facility and 2017 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the 2017 Credit Agreement (described below), or (ii) the property dispositions are completed while the Company is under an event of default under the 2017 Credit Agreement, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the entire outstanding balance under the 2017 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

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

The terms of the 2016 Term Loan include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the term loan described below, or (ii) the property dispositions are completed while the Company is under an event of default under the term loan, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

The Company was in compliance with its debt covenants under its unsecured revolving credit facility and term loans as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Company’s unsecured credit facility and term loans totaled $770.4 million and $634.1 million, respectively, comprised of: $99 million of outstanding borrowings under its unsecured revolving credit facility, $348.6 million from the 2016 Term Loan (net of unamortized deferred financing costs of $1.4 million) and $322.8 million from the 2017 Term Loan (net of unamortized deferred financing costs of $2.2 million) as of June 30, 2017; and $286 million of borrowings under its unsecured revolving credit facility and $348.1 million from the 2016 Term Loan (net of unamortized deferred costs of $1.9 million) as of December 31, 2016.

9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of June 30, 2017, 15 of the Company’s properties, with a total carrying value of approximately $1.7 billion, and six of the Company’s land and development projects, with a total carrying value of approximately $392 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  The Company was in compliance with its debt covenants under its mortgages and loans payable as of June 30, 2017.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2017 and December 31, 2016 is as follows: (dollars in thousands)

		Effective	June 30,	December 31,
Property/Project Name	Lender	Rate (a)	2017	2016	Maturity
150 Main St.	Webster Bank	LIBOR+2.35%	$28,540	$26,642	08/01/17
Curtis Center (b)	CCRE & PREFG	LIBOR+5.912%	75,000	75,000	10/09/17
23 Main Street	Berkadia CMBS	5.587%	27,467	27,838	09/01/18
Port Imperial 4/5 Hotel (c)	Fifth Third Bank & Santander	LIBOR+4.50%	24,870	14,919	10/06/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%	211,486	213,640	11/01/18
Chase II (d)	Fifth Third Bank	LIBOR+2.25%	43,527	34,708	12/16/18
One River Center (e)	Guardian Life Insurance Co.	7.311%	40,847	41,197	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872%	27,267	27,500	04/10/19
250 Johnson (f)	M&T Bank	LIBOR+2.35%	14,006	2,440	05/20/19
Portside 5/6 (g)	Citizens Bank	LIBOR+2.50%	16,489	—	09/19/19
Port Imperial South 11 (h)	JPMorgan Chase	LIBOR+2.35%	30,403	14,073	11/24/19
Worcester (i)	Citizens Bank	LIBOR+2.50%	16,403	—	12/10/19
Monaco (j)	The Northwestern Mutual Life Insurance Co.	3.15%	170,796	—	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%	4,000	4,000	12/01/21
The Chase at Overlook Ridge	New York Community Bank	3.740%	72,500	72,500	02/01/23
Portside 7	CBRE Capital Markets/FreddieMac	3.569%	58,998	58,998	08/01/23
Alterra I & II	Capital One/FreddieMac	3.854%	100,000	—	02/01/24
101 Hudson	Wells Fargo CMBS	3.197%	250,000	250,000	10/11/26
Short Hills office buildings (k)	Wells Fargo CMBS	4.149%	124,500	—	04/01/27
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%	32,600	32,600	12/01/29

Principal balance outstanding			1,369,699	896,055
Unamortized deferred financing costs			(8,162)	(7,470)

Total mortgages, loans payable and other obligations, net			$1,361,537	$888,585

(a)         Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)         The Company owns a 50 percent tenants-in-common interest in the Curtis Center property.  The Company’s $75 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 4.45 percent at June 30, 2017 and its 50 percent interest in a $48 million mezzanine loan with a current rate of 10.66 percent at June 30, 2017.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  The Company has entered into LIBOR caps for the periods of the loans.  In October 2016, the first of three one-year extension options was exercised by the venture.

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

(j)            This mortgage loan, which includes unamortized fair value adjustment of $5.8 million as of June 30, 2017, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers.

(k)         This mortgage loan was obtained by the Company in March 2017 to partially fund the acquisition of the Short Hills/Madison portfolio.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2017 and 2016 was $49,652,000 and $61,979,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2017 and 2016 was $9,173,000 and $9,346,000, respectively (which amounts included $1,009,000 and $2,771,000 for the six months ended June 30, 2017 and 2016, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of June 30, 2017, the Company’s total indebtedness of $2,968,699,000 (weighted average interest rate of 3.87 percent) was comprised of $375,504,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.91 percent) and fixed rate debt and other obligations of $2,593,195,000 (weighted average rate of 3.86 percent).

As of December 31, 2016, the Company’s total indebtedness of $2,357,055,000 (weighted average interest rate of 3.79 percent) was comprised of $481,282,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.93 percent) and fixed rate debt and other obligations of $1,875,773,000 (weighted average rate of 4.01 percent).

10.   EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2017 and 2016 was $233,000 and 254,000, respectively, and $575,000 and $492,000 for the six months ended June 30, 2017 and 2016, respectively.

11.   DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2017 and December 31, 2016.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2017 and December 31, 2016.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,934,517,000 and $2,308,488,000 as compared to the book value of approximately $2,950,219,000 and $2,340,009,000 as of June 30, 2017 and December 31, 2016, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

12.   COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $349,000 and $271,000 for the three months ended June 30, 2017 and 2016, respectively, and $698,000 and $519,000 for the six months ended June 30, 2017 and 2016, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $1.3 million and $917,000 for the three months ended June 30, 2017 and 2016, respectively, and $2.5 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively.

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

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022.  The PILOT payment equals $1,227,708 annually through April 2017 and then increases to $1,406,064 annually until expiration.  The PILOT totaled $307,000 and $614,000 for the three and six months ended June 30, 2017.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years.  The annual PILOT is equal to 10 percent of gross revenues, as defined.  The PILOT totaled $548,000 for the period from acquisition (April 3, 2017) through June 30, 2017.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2017, are as follows: (dollars in thousands)

Year	Amount
July 1 through December 31, 2017	$1,069
2018	2,142
2019	2,152
2020	2,168
2021	2,168
2022 through 2084	170,842

Total	$180,541

Ground lease expense incurred by the Company amounted to $599,000 and $128,000 during the three months ended June 30, 2017 and 2016, respectively, and $1.2 million and $229,000 for the six months ended June 30, 2017 and 2016, respectively.

CONSTRUCTION PROJECTS

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the fourth quarter 2017.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92 million with development costs of $60 million incurred through June 30, 2017.  The Company has a construction loan with a maximum borrowing amount of $58 million (with $16.4 million outstanding as of June 30, 2017).  The Company does not expect to fund additional costs for the completion of the project as future development costs will be funded by using the loan financings.

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is expected to be ready for occupancy by second quarter 2018.  The construction of the project is estimated to cost $139.4 million, with development costs of $74.8 million incurred by the venture through June 30, 2017.  The venture has a $94 million construction loan (with $24.9 million outstanding as of June 30, 2017).  The Company expects to fund $2.9 million of additional costs for the completion of the project with the remaining future costs to be funded by using the loan financing.

In 2016, the Company commenced the repurposing of a former office property site in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million of which development costs of $35.1 million have been incurred through June 30, 2017, is expected to be ready for occupancy by the fourth quarter of 2017.  The remaining project costs are expected to be funded primarily from a $42 million construction loan (with $14 million outstanding as of June 30, 2017).

In 2016, the Company started construction of a 296-unit multi-family project in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million of which development costs of $64.9 million have been incurred through June 30, 2017.  The remaining project costs are expected to be funded primarily from a $73 million construction loan (with $16.5 million outstanding as of June 30, 2017).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, which is expected to be ready for occupancy by first quarter 2018, is estimated to cost $124 million (of which development costs of $63.2 million have been incurred through June 30, 2017).  The project costs are expected to be funded primarily from a $78 million construction loan (with $30.4 million outstanding as of June 30, 2017).  The Company expects to fund $46 million for the development of the project, of which the Company has funded $32.8 million as of June 30, 2017.

The Company is developing a 310-unit multi-family project in Conshohocken, Pennsylvania, which began construction in third quarter 2016 with anticipated initial occupancy in second quarter 2019.  The project is estimated to cost $89.4 million (of which development costs of $22.3 million have been incurred through June 30, 2017).  The project costs are expected to be funded primarily through borrowings under the Company’s unsecured revolving credit facility.

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the General Partner’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired in February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of June 30, 2017, 102 of the Company’s properties, with an aggregate carrying value of approximately $1.2 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at June 30, 2017 are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2017	$228,002
2018	396,454
2019	346,515
2020	302,736
2021	267,599
2022 and thereafter	1,085,578

Total	$2,626,884

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

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units and the parties agreed that the Company’s contributed equity value, (“RRT Contributed Equity Value”), was $1.23 billion at closing.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.

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

Beginning March 1, 2022, except in certain limited  circumstances as defined in the agreement, either RRT or Rockpoint may cause RRT to redeem (a “Put/Call Event”) all, but not less than all, of Rockpoint’s interest in the Rockpoint Units based on a net asset value of RRLP to be determined by a third party valuation and generally based on the capital event waterfall described above.  On a Put/Call Event, other than the sale of RRLP, Rockpoint can either demand payment in cash or may elect to convert all, but not less than all, of its investment to common equity in RRLP.  As such, the Rockpoint Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Rockpoint Units are classified in mezzanine equity measured based on the estimated future redemption value as of June 30, 2017.

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

On February 28, 2017, the Operating Partnership authorized the issuance of 9,213 shares of a new class of 3.5 percent Series A-1 Preferred Limited Partnership Units of the Operating Partnership (the “Series A-1 Units”).  9,122 Series A-1 Units were issued on February 28, 2017 and an additional 91 Series A-1 Units were issued in April 2017 pursuant to acquiring additional interests in a joint venture that owns Monaco Towers in Jersey City, New Jersey.  The Series A-1 Units were issued as non-cash consideration for the partner’s approximate 13.8 percent ownership interest in the joint venture.

Each Series A-1 Unit has a stated value of $1,000 (the “Stated Value”), pays dividends quarterly at an annual rate equal to the greater of (x) 3.5 percent, or (y) the then-effective annual dividend yield on the General Partner’s common stock, and is convertible into 27.936 common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance, or an aggregate of up to 257,375 Common Units.  The conversion rate was based on a value of $35.80 per common unit.  The Series A-1 Units have a liquidation and dividend preference senior to the Common Units and include customary anti-dilution protections for stock splits and similar events.  The Series A-1 Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder.  The Series A-1 Units are pari passu with the 42,800 3.5% Series A Units issued on February 3, 2017.

The following table sets forth the changes in Redeemable noncontrolling interests for the six months ended June 30, 2017 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2017	$—	$—	$—
Redeemable Noncontrolling Interests Issued	52,013	150,000	202,013
Issuance Costs	(464)	(10,563)	(11,027)
Net	51,549	139,437	190,986
Income Attributed to Noncontrolling Interests	720	2,754	3,474
Distributions	(720)	(2,754)	(3,474)
Redemption Value Adjustment	775	14,265	15,040
Redeemable Noncontrolling Interests as of June 30, 2017	$52,324	$153,702	$206,026

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

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2017	800,000	$17.31	$9,368
Granted, Lapsed or Cancelled	—	—
Outstanding at June 30, 2017 ($17.31)	800,000	$17.31	$7,864
Options exercisable at June 30, 2017	666,666
Available for grant at June 30, 2017	2,068,096

There were no stock options exercised under any stock option plans for the six months ended June 30, 2017 and 2016, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.  As of June 30, 2017 and December 31, 2016, the stock options outstanding had a weighted average remaining contractual life of approximately 7.9 and 8.4 years, respectively.

The Company recognized stock options expense of $116,000 and $183,000 for the three months ended June 30, 2017 and 2016, respectively, and $232,000 and $367,000 for the six months ended June 30, 2017 and 2016, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven-year vesting period, of which 96,769 unvested shares were legally outstanding at June 30, 2017.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant — Date
	Shares	Fair Value
Outstanding at January 1, 2017	145,278	$21.76
Granted	59,985	27.00
Vested	(95,009)	20.73
Cancelled	(968)	25.83
Outstanding at June 30, 2017	109,286	$25.49

As of June 30, 2017, the Company had $2.1 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.3 years.

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

As of June 30, 2017, the Company had $0.5 million of total unrecognized compensation cost related to unvested PSUs granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.9 years.

LONG-TERM INCENTIVE PLAN AWARDS

On March 8, 2016, the Company granted Long-Term Incentive Plan (“LTIP”) awards to senior management of the Company, including the General Partner’s executive officers (the “2016 LTIP Awards”).  All of the 2016 LTIP Awards were in the form of units in the Operating Partnership (“LTIP Units”) and constitute awards under the 2013 Plan. For Messrs. Rudin, DeMarco and Tycher, approximately 25 percent of the target 2016 LTIP Award was in the form of a time-based award that will vest after three years on March 8, 2019 (the “2016 TBV LTIP Units”), and the remaining approximately 75 percent of the target 2016 LTIP Award was in the form of a performance-based award under a new Outperformance Plan (the “2016 OPP”) adopted by the General Partner’s Board of Directors consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2016 PBV LTIP Units”).  For all other executive officers, approximately 40 percent of the target 2016 LTIP Award was in the form of 2016 TBV LTIP Units and the remaining approximately 60 percent of the target 2016 LTIP Award was in the form of 2016 PBV LTIP Units.

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

On April 4, 2017, the Company granted LTIP awards to senior management of the Company, including the General Partner’s executive officers (the “2017 LTIP Awards”). All of the 2017 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan.  For Messrs. DeMarco, Tycher and Rudin, approximately twenty-five percent (25%) of the 2017 LTIP Award was in the form of a time-based award that will vest after three years on April 4, 2020 (the “2017 TBV LTIP Units”), and the remaining approximately seventy-five percent (75%) of the 2017 LTIP Award was in the form of a performance-based award under the Company’s Outperformance Plan (the “2017 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2017 PBV LTIP Units”).  For all other executive officers, approximately forty percent (40%) of the 2017 LTIP Award was in the form of 2017 TBV LTIP Units and the remaining approximately sixty percent (60%) of the 2017 LTIP Award was in the form of 2017 PBV LTIP Units.

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

As of June 30, 2017, the Company granted a total of 496,781 2016 PBV LTIP Units, 155,773 2016 TBV LTIP Units, 481,436 2017 PBV LTIP Units and 96,887 2017 TBV LTIP Units.  The LTIP Units were valued in accordance with ASC 718 — Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of June 30, 2017, the Company had $13.7 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.9 years.

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

During the six months ended June 30, 2017 and 2016, 8,821 and 7,859 deferred stock units were earned, respectively.  As of June 30, 2017 and December 31, 2016, there were 201,001 and 193,711 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three and six months ended June 30, 2017 and 2016 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

Mack-Cali Realty Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPS	2017	2016	2017	2016
Net income (loss)	$(39,125)	$54,366	$(16,396)	$123,135
Add (deduct): Noncontrolling interest in consolidated joint ventures	181	(311)	418	395
Add (deduct): Noncontrolling interest in Operating Partnership	4,296	(5,662)	2,001	(12,946)
Deduct: Redeemable noncontrolling interest	(2,682)	—	(3,474)	—
Deduct: Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(2,551)	—	(12,411)	—
Net income (loss) available to common shareholders for basic earnings per share	$(39,881)	$48,393	$(29,862)	$110,584

Weighted average common shares	90,011	89,740	89,983	89,731

Basic EPS:
Net income (loss) available to common shareholders	$(0.44)	$0.54	$(0.33)	$1.23

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPS	2017	2016	2017	2016
Net income (loss) available to common shareholders for basic earnings per share	$(39,881)	$48,393	$(29,862)	$110,584
Add (deduct): Noncontrolling interest in Operating Partnership	(4,296)	5,662	(2,001)	12,946
Deduct: Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(294)	—	(1,432)	—
Net income (loss) for diluted earnings per share	$(44,471)	$54,055	$(33,295)	$123,530

Weighted average common shares	100,370	100,401	100,354	100,359

Diluted EPS:
Net income (loss) available to common shareholders	$(0.44)	$0.54	$(0.33)	$1.23

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic EPS shares	90,011	89,740	89,983	89,731
Add: Operating Partnership — common units	10,359	10,499	10,371	10,504
Restricted Stock Awards	—	55	—	52
Stock Options	—	107	—	72
Diluted EPS Shares	100,370	100,401	100,354	100,359

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 and 2016 because the criteria had not been met for the periods.  Contingently issuable shares under Restricted Stock Awards and all stock options were excluded from the denominator in 2017 as such securities were anti-dilutive during the period.  Contingently issuable shares under Price Vesting Options were excluded from the denominator in 2016 because the criteria had not been met for the period ended June 30, 2016.  Also not included in the computations of diluted EPS were all of the LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested restricted stock outstanding as of June 30, 2017 and 2016 were 96,769 and 86,403 shares, respectively.

Dividends declared per common share for the three-month periods ended June 30, 2017 and 2016 was $0.20 and $0.15 per share, respectively.  Dividends declared per common share for the six-month periods ended June 30, 2017 and 2016 was $0.35 and $0.30 per share, respectively.

Mack-Cali Realty, L.P.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPU	2017	2016	2017	2016
Net income (loss)	$(39,125)	$54,366	$(16,396)	$123,135
Add (deduct): Noncontrolling interest in consolidated joint ventures	181	(311)	418	395
Deduct: Redeemable noncontrolling interest	(2,682)	—	(3,474)	—
Deduct: Redemption value adjustment of redeemable noncontrolling interests	(2,845)	—	(13,843)	—
Net income (loss) available to common unitholders for basic earnings per unit	$(44,471)	$54,055	$(33,295)	$123,530

Weighted average common units	100,370	100,239	100,354	100,235

Basic EPU:
Net income (loss) available to common unitholders	$(0.44)	$0.54	$(0.33)	$1.23

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPU	2017	2016	2017	2016
Net income (loss) available to common unitholders for basic earnings per unit	$(44,471)	$54,055	$(33,295)	$123,530

Weighted average common unit	100,370	100,401	100,354	100,359

Diluted EPU:
Net income (loss) available to common unitholders	$(0.44)	$0.54	$(0.33)	$1.23

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic EPU units	100,370	100,239	100,354	100,235
Add: Restricted Stock Awards	—	55	—	52
Stock Options	—	107	—	72
Diluted EPU Units	100,370	100,401	100,354	100,359

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 and 2016 because the criteria had not been met for the periods.  Contingently issuable shares under Restricted Stock Awards and all stock options were excluded from the denominator in 2017 as such securities were anti-dilutive during the period.  Contingently issuable shares under Price Vesting

Options were excluded from the denominator in 2016 because the criteria had not been met for the period ended June 30, 2016.  Also not included in the computations of diluted EPU were all of the LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested restricted stock outstanding as of June 30, 2017 and 2016 were 96,769 and 86,403 shares, respectively.

Distributions declared per common unit for the three-month periods ended June 30, 2017 and 2016 was $0.20 and $0.15 per unit, respectively.  Distributions declared per common unit for the six-month periods ended June 30, 2017 and 2016 was $0.35 and $0.30 per unit, respectively.

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

The following table reflects the activity of noncontrolling interests for the six months ended June 30, 2017 and 2016, respectively (dollars in thousands):

	Six Months Ended
	June 30,
	2017	2016
Balance at January 1	$199,516	$228,032
Net income (loss)	1,055	12,551
Issuance of limited partner common units	2,793	—
Unit distributions	(3,961)	(3,274)
Redeemable noncontrolling interest	(4,906)	—
Decrease in noncontrolling interests in consolidated joint ventures	(1,081)	(35,544)
Redemption of common units for common stock	(2,531)	(308)
Stock compensation	1,973	842
Other comprehensive income (loss)	(13)	(970)
Rebalancing of ownership percentage between parent and subsidiaries	(2,888)	(514)
Balance at June 30	$189,957	$200,815

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2017, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $2.9 million as of June 30, 2017.

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

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 4, 2017, the Company granted 2017 LTIP Awards to senior management of the Company, including the General Partner’s executive officers.  All of the 2016 LTIP Awards and 2017 LTIP Awards will be in the form of units in the

Operating Partnership. See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital — Long-Term Incentive Plan Awards.

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP Units in the Operating Partnership for the six months ended June 30, 2017:

	Common	LTIP
	Units	Units
Balance at January 1, 2017	10,488,105	657,373
Redemption of common units for shares of common stock	(148,662)	—
Issuance of units	99,412	578,323
Cancellation of units	—	(4,819)

Balance at June 30, 2017	10,438,855	1,230,877

Noncontrolling Interest Ownership in Operating Partnership

As of June 30, 2017 and December 31, 2016, the noncontrolling interest common unitholders owned 10.4 percent and 10.5 percent of the Operating Partnership, respectively.

NONCONTROLLING INTEREST IN CONSOLIDATED JOINT VENTURES (applicable to General Partner and Operating Partnership)

The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

In June 2017, the Company acquired the remaining noncontrolling interest in 150 Main Street, LLC, a consolidated joint venture, for cash consideration of $2 million and the issuance of 99,412 Common Units valued at $2.8 million.

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

17.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the six months ended June 30, 2017 and 2016.  The Company had no long lived assets in foreign locations as of June 30, 2017 and December 31, 2016.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the six months ended June 30, 2017 and 2016 and selected asset information as of June 30, 2017 and December 31, 2016 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2017	$139,319	$17,299	$9,484	(e)	$(3,336)	$162,766
June 30, 2016	133,768	9,219	9,421	(f)	(3,181)	149,227
Six months ended:
June 30, 2017	272,531	27,694	18,736	(e)	(6,308)	312,653
June 30, 2016	270,721	18,205	18,148	(f)	(4,924)	302,150

Total operating and interest expenses (a):
Three months ended:
June 30, 2017	$60,306	$8,256	$10,178	(g)	$23,137	$101,877
June 30, 2016	64,368	5,920	9,425	(h)	21,473	101,186
Six months ended:
June 30, 2017	123,169	14,110	19,595	(g)	42,309	199,183
June 30, 2016	133,378	11,335	20,245	(h)	44,521	209,479

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
June 30, 2017	$(18)	$(3,982)	$702		$—	$(3,298)
June 30, 2016	1,405	(2,100)	81		—	(614)
Six months ended:
June 30, 2017	394	(4,768)	1,025		—	(3,349)
June 30, 2016	1,082	(3,331)	81		—	(2,168)

Net operating income (loss) (b):
Three months ended:
June 30, 2017	$78,995	$5,061	$8		$(26,473)	$57,591
June 30, 2016	70,805	1,199	77		(24,654)	47,427
Six months ended:
June 30, 2017	149,756	8,816	166		(48,617)	110,121
June 30, 2016	138,425	3,539	(2,016)		(49,445)	90,503

Total assets:
June 30, 2017	$3,414,214	$1,631,796	$14,431		$16,053	$5,076,494
December 31, 2016	3,344,396	887,394	17,207		47,769	4,296,766

Total long-lived assets (c):
June 30, 2017	$3,009,316	$1,354,755	$5,335		$(7,653)	$4,361,753
December 31, 2016	2,999,820	618,038	4,609		(5,933)	3,616,534

Total investments in unconsolidated joint ventures:
June 30, 2017	$85,367	$227,948	$1,795		$—	$315,110
December 31, 2016	81,549	237,493	1,005		—	320,047

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

(e)          Includes $2.2 million and $3.9 million of fees and salary reimbursements earned for the three and six months ended June 30, 2017, from the multi-family real estate segment, which are eliminated in consolidation.

(f)           Includes $3.6 million and $6.3 million of fees and salary reimbursements earned for the three and six months ended June 30, 2016, from the multi-family real estate segment, which are eliminated in consolidation.

(g)          Includes $4.3 million and $7.9 million of management fees and salary reimbursement expenses for the three and six months ended June 30, 2017, from the multi-family real estate segment, which are eliminated in consolidation.

(h)         Includes $1.7 million and $3.1 million of management fees and salary reimbursement expenses for the three and six months ended June 30, 2016, from the multi-family real estate segment, which are eliminated in consolidation.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net operating income	$57,591	$47,427	$110,121	$90,503
Add (deduct):
Depreciation and amortization	(57,762)	(43,459)	(105,393)	(86,522)
Gain on change of control of interests	—	5,191	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	(38,954)	27,117	(33,448)	85,717
Gain on sale of investment in unconsolidated joint venture	—	5,670	12,563	5,670
Gain (loss) from extinguishment of debt, net	—	12,420	(239)	12,420
Net income (loss)	(39,125)	54,366	(16,396)	123,135
Noncontrolling interest in consolidated joint ventures	181	(311)	418	395
Noncontrolling interest in Operating Partnership	4,296	(5,662)	2,001	(12,946)
Redeemable noncontrolling interest	(2,682)	—	(3,474)	—
Net income (loss) available to common shareholders	$(37,330)	$48,393	$(17,451)	$110,584

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net operating income	$57,591	$47,427	$110,121	$90,503
Add (deduct):
Depreciation and amortization	(57,762)	(43,459)	(105,393)	(86,522)
Gain on change of control of interests	—	5,191	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	(38,954)	27,117	(33,448)	85,717
Gain on sale of investment in unconsolidated joint venture	—	5,670	12,563	5,670
Gain (loss) from extinguishment of debt, net	—	12,420	(239)	12,420
Net income (loss)	(39,125)	54,366	(16,396)	123,135
Noncontrolling interest in consolidated joint ventures	181	(311)	418	395
Redeemable noncontrolling interest	(2,682)	—	(3,474)	—
Net income (loss) available to common unitholders	$(41,626)	$54,055	$(19,452)	$123,530

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

As of June 30, 2017, the Company owns or has interests in 214 properties (collectively, the “Properties”), consisting of 86 office and 110 flex properties, totaling approximately 22.8 million square feet, leased to approximately 1,100 commercial tenants and 18 multi-family rental properties containing 5,825 residential units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.5 million square feet of additional commercial space and 11,037 apartment units.

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

Of the Company’s core office markets, most have recently shown signs of improvement while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 17.6 million, 17.6 million and 17.2 million square feet at June 30, 2017, March 31, 2017 and June 30, 2016, respectively, was 89.9 percent leased at June 30, 2017 as compared to 90.4 percent leased at March 31, 2017 and 89.8 percent leased at June 30, 2016 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired at June 30, 2017, March 31, 2017 and June 30, 2016 aggregate 256,367, 111,385 and 104,901 square feet, respectively, or 1.2, 0.5 and 0.5 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended June 30, 2017 (on 526,924 square feet of renewals) increased an average of 1.2 percent compared to rates that were in effect under the prior leases, as compared to a 20.9 percent increase during the three months ended June 30, 2016 (on 457,782 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended June 30, 2017 averaged $1.35 per square foot per year for a weighted average lease term of 5.5 years, and estimated lease costs for the renewed leases during the three months ended June 30, 2016 averaged $1.76 per square foot per year for a weighted average lease term of 4.3 years.  The Company has achieved positive leasing results in its core markets recently.  It believes that commercial vacancy rates may decrease and commercial rental rates may increase in some of its markets in 2017 and possibly beyond.  As of June 30, 2017, commercial leases which comprise approximately 7.8 and 14.6 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2017 and 2018, respectively.  With the positive leasing results the Company has achieved in many of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  Although the Company has recently achieved positive leasing activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2017 and beyond, the Company’s rental rates it may achieve on new leases may be lower than the rates currently being paid, resulting in the potential for less revenue from the same space.

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

•                  results from operations for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, and

•                  liquidity and capital resources.

Recent Transactions

Acquisitions

The Company acquired the following office properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the six months ended June 30, 2017 (dollars in thousands):

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

On February 28, 2017, the Operating Partnership authorized the issuance of 9,213 shares of a new class of 3.5 percent Series A-1 Preferred Limited Partnership Units of the Operating Partnership (the “Series A-1 Units”).  9,122 Series A-1 Units were issued on February 28, 2017, valued at $9.1 million, to the Company’s partner in a joint venture with the Operating Partnership, which owns Monaco Towers in Jersey City, New Jersey that includes 523 apartment homes in two fifty-story towers with 558 parking spaces and 12,300 square feet of ground floor retail space.  The Series A-1 Units were issued as non-cash consideration for the partner’s approximate 13.8 percent ownership interest in the joint venture.  In April 2017, an additional 91 Series A-1 Units were issued by the Operating Partnership to purchase from other partners in the same joint venture their approximate 71.2 percent ownership interest for approximately $130.9 million in cash and $171.2 million in assumed debt in transactions which closed in April 2017.  The results of these transactions increased the Company’s interests in the joint venture to 100 percent.  Upon these acquisitions, the Company consolidated RoseGarden Monaco Holdings, L.L.C., a voting interest entity.  As an acquisition of the remaining interests in the venture which owns the Monaco Towers, the Company accounted for the transaction under a cost accumulation model, resulting in total consolidated net assets of $139.9 million.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office and multi-family properties during the six months ended June 30, 2017 (dollars in thousands):

								Realized
								Gains
				Rentable	Net		Net	(losses)/
Disposition			# of	Square	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Losses, net
01/30/17	Cranford portfolio	Cranford, New Jersey	6	435,976	$26,598		$22,736	$3,862
01/31/17	440 Route 22 East (a)	Bridgewater, New Jersey	1	198,376	10,074		10,069	5
02/07/17	3 Independence Way	Princeton, New Jersey	1	111,300	11,549		9,910	1,639
05/15/17	103 Carnegie Center	Princeton, New Jersey	1	96,000	15,063	(b)	8,271	6,792
Sub-total					63,284		50,986	12,298

Unrealized losses on rental property held for sale								(45,746)
Totals			9	841,652	$63,284		$50,986	$(33,448)

(a)  The Company recorded a valuation allowance of $7.7 million on this property during the year ended December 31, 2016.

(b)  $15.1 million of the net sales proceeds from this sale were held by a qualified intermediary.

Rental Property Held for Sale, Net

The Company identified as held for sale 50 office and office/flex properties totaling approximately four million square feet as of June 30, 2017.  The properties are located in East Brunswick, Totowa, Moorestown, Woodcliff Lake, Paramus, Rochelle Park and Burlington, New Jersey.  The total estimated sales proceeds from the sales are expected to be approximately $372 million.  The Company determined that the carrying value of nine of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $45.7 million at June 30, 2017.

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units, inclusive of a $30 million deposit paid by Rockpoint to RRLP on signing the Investment Agreement.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary.  As of June 30, 2017 and December 31, 2016, the Company’s consolidated RRLP entity had total assets of $1.8 billion and $1.3 billion, respectively, total mortgages & loan payable of $635.4 million and $480.7 million, respectively, and other liabilities of $79.7 million and $40.1 million, respectively.

The Company shall have a participation right, where prior to March 1, 2022 and following either the full investment of $300 million by Rockpoint or in certain other limited circumstances, the Company may purchase up to $200 million of equity units on substantially the same terms and conditions as the Rockpoint Units to be issued and sold to Rockpoint.

RRT serves as the General Partner of the operating partnership and will receive contributed equity value at closing of $1.23 billion.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the six months ended June 30, 2017 and 2016 was $9.1 million and $9.3 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2017 (“2017”), as compared to the three and six months ended June 30, 2016 (“2016”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2016 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2015 (for the six-month period comparisons), excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2016 through June 30, 2017; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2016 through June 30, 2017 (fort the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2016 through June 30, 2017 (for the six-month period comparisons) and (iii) the effect of “Properties Sold,” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2016 through June 30, 2017.  During 2017 and 2016, four office properties, aggregating 634,523 square feet, were removed from service as they were being redeveloped by the Company.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Revenue from rental operations and other:
Base rents	$133,017	$124,223	$8,794	7.1%
Escalations and recoveries from tenants	15,951	14,110	1,841	13.0
Parking income	5,052	3,532	1,520	43.0
Other income	2,979	893	2,086	233.6
Total revenues from rental operations	156,999	142,758	14,241	10.0

Property expenses:
Real estate taxes	21,217	22,418	(1,201)	(5.4)
Utilities	10,357	10,953	(596)	(5.4)
Operating services	27,092	24,024	3,068	12.8
Total property expenses	58,666	57,395	1,271	2.2

Non-property revenues:
Real estate services	5,767	6,469	(702)	(10.9)
Total non-property revenues	5,767	6,469	(702)	(10.9)

Non-property expenses:
Real estate services expenses	5,899	6,211	(312)	(5.0)
General and administrative	12,491	12,755	(264)	(2.1)
Acquisition-related costs	—	2,039	(2,039)	(100.0)
Depreciation and amortization	57,762	43,459	14,303	32.9
Total non-property expenses	76,152	64,464	11,688	18.1
Operating income	27,948	27,368	580	2.1
Other (expense) income:
Interest expense	(24,943)	(22,932)	(2,011)	(8.8)
Interest and other investment income (loss)	122	146	(24)	(16.4)
Equity in earnings (loss) of unconsolidated joint ventures	(3,298)	(614)	(2,684)	(437.1)
Gain on change of control of interests	—	5,191	(5,191)	(100.0)
Realized gains (losses) and unrealized losses on disposition of rental property, net	(38,954)	27,117	(66,071)	(243.7)
Gain on sale of investment in unconsolidated joint venture	—	5,670	(5,670)	(100.0)
Gain (loss) from extinguishment of debt, net	—	12,420	(12,420)	(100.0)
Total other (expense) income	(67,073)	26,998	(94,071)	(348.4)
Net income (loss)	$(39,125)	$54,366	$(93,491)	(172.0)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2017 as compared to 2016 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2016 and 2017 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2016 and 2017
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$8,794	7.1%	$1,539	1.2%	$25,919	20.9%	$(18,664)	(15.0)%
Escalations and recoveries from tenants	1,841	13.0	675	4.7	2,213	15.7	(1,047)	(7.4)
Parking income	1,520	43.0	828	23.4	746	21.1	(54)	(1.5)
Other income	2,086	233.6	(114)	(12.7)	2,274	254.6	(74)	(8.3)
Total	$14,241	10.0%	$2,928	2.1%	$31,152	21.8%	$(19,839)	(13.9)%

Property expenses:
Real estate taxes	$(1,201)	(5.4)%	$450	2.0%	$2,645	11.8%	$(4,296)	(19.2)%
Utilities	(596)	(5.4)	239	2.2	1,465	13.4	(2,300)	(21.0)
Operating services	3,068	12.8	2,221	9.2	5,325	22.2	(4,478)	(18.6)
Total	$1,271	2.2%	$2,910	5.1%	$9,435	16.4%	$(11,074)	(19.3)%

OTHER DATA:
Number of Consolidated Properties	198		181		17		40
Commercial Square feet (in thousands)	21,390		19,153		2,237		4,947
Multi-family portfolio (number of units)	2,550		1,452		1,098		—

Base rents. Base rents for the Same-Store Properties increased $1.5 million, or 1.2 percent, for 2017 as compared to 2016, due primarily to a $1.04 increase in average commercial office annual rents per square foot to $23.24 from $22.20 for 2017 as compared to 2016; partially offset by a 240 basis point decrease in the average same store percent leased of the office portfolio to 87.3 percent from 89.7 percent.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties increased $0.7 million, or 4.7 percent, for 2017 over 2016 due primarily to higher operating expenses to recover in 2017.

Parking income. Parking income for the Same-Store Properties increased $0.8 million, or 23.4 percent, for 2017 as compared to 2016, due primarily to recording parking revenues, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such change in presentation resulting in minor period changes.

Other income. Other income for the Same-Store Properties was relatively unchanged for 2017 over 2016.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $0.5 million, or 2.0 percent, for 2017 as compared to 2016, due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties increased $0.2 million, or 2.2 percent, for 2017 as compared to 2016, due primarily to increased usage in 2017 as compared to 2016.

Operating Services. Operating services for the Same-Store Properties increased $2.2 million, or 9.2 percent, due primarily to an increase in maintenance and services costs of $0.9 million for 2017 as compared to 2016, as well as recording parking revenue, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such charge in presentation resulting in minor period charges.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.7 million, or 10.9 percent, for 2017 as compared to 2016, due primarily to decreased third party development and management activity in multi-family services in 2017 as compared to 2016.

Real estate services expense. Real estate services expense decreased $0.3 million, or 5.0 percent, for 2017 as compared to 2016, due primarily to decreased compensation and related costs.

General and administrative. General and administrative expenses decreased $0.3 million in 2017 as compared to 2016, due primarily to a decrease in professional fees for 2017 as compared to 2016.

Depreciation and amortization. Depreciation and amortization increased $14.3 million, or 32.9 percent, for 2017 over 2016.  This increase was due primarily to depreciation of $17.4 million in 2017 on the Acquired Properties, and an increase of $1.3 million for 2017 as compared to 2016 on the Same-Store Properties due to accelerated depreciation on buildings planning to be removed from service, partially offset by lower depreciation of $4.4 million in 2017 as compared to 2016 for properties sold or removed from service.

Interest expense. Interest expense increased $2.0 million, or 8.8 percent, for 2017 as compared to 2016.  This increase was primarily the result of higher average debt balances partially offset by lower average interest rates achieved on refinanced debt in late 2016.

Interest and other investment income. Interest and other investment income was relatively unchanged for 2017 as compared to 2016.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $2.7 million, or 437.1 percent, for 2017 as compared to 2016.  The decrease was due primarily to a loss in 2017 of $3.0 million from the Company’s URL Harborside venture, which was placed in service in 2017 but is currently in the lease-up stage.

Gain on change of control of interests. In 2016, the Company recorded a gain on change of control of $5.2 million in connection with the acquisitions of the remaining interests of a residential property located in East Boston, Massachusetts.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net loss of $39.0 million in 2017, as compared to $27.1 million in net gains from dispositions in 2016.

Gain on sale of investment in unconsolidated joint venture. The Company recorded a $5.7 million gain on the sale in 2016 of an unconsolidated joint venture property located in Weehawken, New Jersey.  See Note 3: Recent Transactions — Unconsolidated Joint Venture Activity — to the Financial Statements.

Gain (loss) from early extinguishment of debt, net. In 2016, the Company recognized a $12.4 million gain on early extinguishment of debt from the repayment of certain mortgage loans.  See Note 9 to the Financial Statements: Mortgages, Loans Payable and Other Obligations.

Net income (loss). Net income (loss) decreased to a loss of $39.1 million in 2017 from, net income of $54.4 million in 2016.  The decrease of approximately $93.5 million was due to the factors discussed above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Revenue from rental operations and other:
Base rents	$254,272	$250,610	$3,662	1.5%
Escalations and recoveries from tenants	31,070	29,071	1,999	6.9
Parking income	9,281	6,688	2,593	38.8
Other income	5,798	2,500	3,298	131.9
Total revenues from rental operations	300,421	288,869	11,552	4.0

Property expenses:
Real estate taxes	42,309	45,644	(3,335)	(7.3)
Utilities	21,771	24,531	(2,760)	(11.3)
Operating services	54,183	50,756	3,427	6.8
Total property expenses	118,263	120,931	(2,668)	(2.2)

Non-property revenues:
Real estate services	12,232	13,281	(1,049)	(7.9)
Total non-property revenues	12,232	13,281	(1,049)	(7.9)

Non-property expenses:
Real estate services expenses	12,169	13,057	(888)	(6.8)
General and administrative	24,083	25,004	(921)	(3.7)
Acquisition-related costs	—	2,039	(2,039)	(100.0)
Depreciation and amortization	105,393	86,522	18,871	21.8
Total non-property expenses	141,645	126,622	15,023	11.9
Operating income	52,745	54,597	(1,852)	(3.4)
Other (expense) income:
Interest expense	(45,264)	(47,925)	2,661	5.6
Interest and other investment income	596	(523)	1,119	214.0
Equity in earnings (loss) of unconsolidated joint ventures	(3,349)	(2,168)	(1,181)	(54.5)
Gain on change of control of interests	—	15,347	(15,347)	(100.0)
Realized gains (losses) and unrealized losses on disposition of rental property, net	(33,448)	85,717	(119,165)	(139.0)
Gain on sale of investment in unconsolidated joint venture	12,563	5,670	6,893	121.6
Gain (loss) from extinguishment of debt, net	(239)	12,420	(12,659)	(101.9)
Total other (expense) income	(69,141)	68,538	(137,679)	(200.9)
Net income (loss)	$(16,396)	$123,135	$(139,531)	(113.3)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2017 as compared to 2016 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2016 and 2017 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2016 and 2017
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$3,662	1.5%	$6,589	2.6%	$39,768	15.9%	$(42,695)	(17.0)%
Escalations and recoveries from tenants	1,999	6.9	1,821	6.3	3,755	12.9	(3,577)	(12.3)
Parking income	2,593	38.8	1,690	25.3	1,039	15.5	(136)	(2.0)
Other income	3,298	131.9	79	3.1	3,362	134.5	(143)	(5.7)
Total	$11,552	4.0%	$10,179	3.5%	$47,924	16.6%	$(46,551)	(16.1)%

Property expenses:
Real estate taxes	$(3,335)	(7.3)%	$1,608	3.6%	$4,127	9.0%	$(9,070)	(19.9)%
Utilities	(2,760)	(11.3)	(244)	(1.0)	2,585	10.5	(5,101)	(20.8)
Operating services	3,427	6.8	5,356	10.6	8,654	17.1	(10,583)	(20.9)
Total	$(2,668)	(2.2)%	$6,720	5.6%	$15,366	12.7%	$(24,754)	(20.5)%

OTHER DATA:
Number of Consolidated Properties	198		180		18		40
Commercial Square feet (in thousands)	21,390		19,153		2,237		4,947
Multi-family portfolio (number of units)	2,550		1,081		1,469		—

Base rents. Base rents for the Same-Store Properties increased $6.6 million, or 2.6 percent, for 2017 as compared to 2016, due primarily to a $1.02 increase in average commercial office annual rents per square foot to $23.08 from $22.06 for 2017 as compared to 2016; partially offset by a 120 basis point decrease in the average same store percent leased of the office portfolio to 88.1 percent from 89.3 percent.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties increased $1.8 million, or 6.3 percent, for 2017 over 2016 due primarily to higher operating expenses to recover in 2017.

Parking income. Parking income for the Same-Store Properties increased $1.7 million, or 25.3 percent, for 2017 as compared to 2016, due primarily to recording parking revenues, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such change in presentation resulting in minor period changes.

Other income. Other income for the Same-Store Properties was relatively unchanged for 2017 over 2016.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $1.6 million, or 3.6 percent, for 2017 as compared to 2016, due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties decreased $0.2 million, or 1.0 percent, for 2017 as compared to 2016, due primarily to decreased electricity rates in 2017 as compared to 2016, partially offset by increased usage.

Operating Services. Operating services for the Same-Store Properties increased $5.4 million, or 10.6 percent, due primarily to an increase in maintenance and services costs of $1.9 million for 2017 as compared to 2016, as well as recording parking revenue, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such charge in presentation resulting in minor period charges.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.0 million, or 7.9 percent, for 2017 as compared to 2016, due primarily to decreased third party development and management activity in multi-family services in 2017 as compared to 2016.

Real estate services expense. Real estate services expense decreased $0.9 million, or 6.8 percent, for 2017 as compared to 2016, due primarily to decreased compensation and related costs.

General and administrative. General and administrative expenses decreased $0.9 million in 2017 as compared to 2016, due primarily to a decrease in professional fees.

Acquisition-related costs. The Company incurred transaction costs of $2.0 million in 2016 related to the Company’s property and joint venture acquisitions, which were expensed for the period.

Depreciation and amortization. Depreciation and amortization increased $18.9 million, or 21.8 percent, for 2017 over 2016.  This increase was due primarily to depreciation of $24.6 million in 2017 on the Acquired Properties, and an increase of $5.0 million for 2017 as compared to 2016 on the Same-Store Properties due to accelerated depreciation on buildings planning to be removed from service, partially offset by lower depreciation of $10.7 million in 2017 as compared to 2016 for properties sold or removed from service.

Interest expense. Interest expense decreased $2.7 million, or 5.6 percent, for 2017 as compared to 2016.  This decrease was primarily the result of lower average interest rates achieved on refinanced debt in late 2016, partially offset by increased debt balances in 2017.

Interest and other investment income. Interest and other investment income increased $1.1 million, 2017 over 2016, primarily as a result of a valuation mark-to-market loss for an interest rate swap of $0.9 million in 2016.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $1.2 million, or 54.5 percent, for 2017 as compared to 2016.  The decrease was due primarily to a loss in 2017 of $3.3 million from the Company’s URL Harborside venture, which was placed in service in 2017 but is currently in the lease-up stage, partially offset by an increase in equity in earnings income of $0.5 million from the Company’s South Pier at Harborside venture, mainly from lower cost of sales.

Gain on change of control of interests. In 2016, the Company recorded a gain on change of control of $5.2 million in connection with the acquisitions of the remaining interests of a residential property located in East Boston, Massachusetts.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net loss of $33.4 million in 2017, as compared to $85.7 million in net gains from dispositions in 2016.

Gain on sale of investment in unconsolidated joint venture. The Company recorded a $12.6 million gain on the sale in 2017 of its interests in certain joint ventures.  The Company also recorded a $5.7 million gain on the sale in 2016 of an unconsolidated joint venture property located in Weehawken, New Jersey.  See Note 3: Recent Transactions — Unconsolidated Joint Venture Activity — to the Financial Statements.

Gain (loss) from extinguishment of debt, net. In 2017, the Company recognized a loss from extinguishment of debt of $0.2 million due to the allocated costs as a result of the amendment of its revolving credit facility in 2017.  In 2016, the Company recognized a $12.4 million gain on early extinguishment of debt from the repayment of certain mortgage loans.  See Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans.

Net income (loss). Net income (loss) decreased to a loss of $16.4 million in 2017 from net income of $123.1 million in 2016.  The decrease of approximately $139.5 million was due to the factors discussed above.

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

Construction Projects:

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the fourth quarter 2017.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92 million with development costs of $60 million incurred through June 30, 2017.  The Company has a construction loan with a maximum borrowing amount of $58 million (with $16.4 million outstanding as of June 30, 2017).  The Company does not expect to fund additional costs for the completion of the project as future development costs will be funded by using the loan financings.

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is expected to be ready for occupancy by second quarter 2018.  The construction of the project is estimated to cost $139.4 million, with development costs of $74.8 million incurred by the venture through June 30, 2017.  The venture has a $94 million construction loan (with $24.9 million outstanding as of June 30, 2017).  The Company expects to fund $2.9 million of additional costs for the completion of the project with the remaining future costs to be funded by using the loan financing.

In 2016, the Company commenced the repurposing of a former office property site in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million of which development costs of $35.1  million have been incurred through June 30, 2017, is expected to be ready for occupancy by the fourth quarter of 2017.  The project costs are expected to be funded primarily from a $42 million construction loan (with $14 million outstanding as of June 30, 2017).

In 2016, the Company started construction of a 296-unit multi-family project in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million of which development costs of $64.9 million have been incurred through June 30, 2017.  The remaining project costs are expected to be funded primarily from a $73 million construction loan (with $16.5 million outstanding as of June 30, 2017).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, which is expected to be ready for occupancy by first quarter 2018, is estimated to cost $124 million (of which development costs of $63.2 million have been incurred through June 30, 2017).  The project costs are expected to be funded primarily from a $78 million construction loan (with $30.4 million outstanding as of June 30, 2017).  The Company expects to fund $46 million for the development of the project, of which the Company has funded $32.8 million as of June 30, 2017.

The Company is developing a 310-unit multi-family project in Conshohocken, Pennsylvania, which began construction in third quarter 2016 with anticipated initial occupancy in second quarter 2019.  The project is estimated to cost $89.4 million (of which development costs of $22.3 million have been incurred through June 30, 2017).  The project costs are expected to be funded primarily through borrowings under the Company’s unsecured revolving credit facility.

REIT Restrictions:

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $71.9 million ($80.8 million, including units in the Operating Partnership, held by parties other than the General Partner) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the General Partner’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired in February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of June 30, 2017, 102 of the Company’s properties, with an aggregate carrying value of approximately $1.2 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of June 30, 2017, the Company had 182 unencumbered properties with a carrying value of $2.4 billion representing 91.5 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $9.9 million to $21.7 million at June 30, 2017, compared to $31.6 million at December 31, 2016.  This increase is comprised of the following net cash flow items:

(1)	$103.7 million provided by operating activities.

(2)	$647.8 million used in investing activities, consisting primarily of the following:

	(a)	$11.4 million used for investments in unconsolidated joint ventures; plus
	(b)	$536.2 million used for rental property acquisitions and related intangibles; plus
	(c)	$46.1 million used for additions to rental property and improvements; plus
	(d)	$2.3 million used for investments in notes receivable; plus
	(e)	$133.7 million used for the development of rental property, other related costs and deposits; minus
	(f)	$3.3 million decrease in restricted cash; minus
	(g)	$47.6 million from proceeds from the sales of rental property; minus
	(h)	$9.3 million received from repayments of notes receivables; minus
	(i)	$14.8 million from proceeds from the sale of investment in unconsolidated joint venture; minus
	(j)	$3.2 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
	(k)	$3.6 million received from proceeds from investment receivable.

(3)	$534.2 million provided by financing activities, consisting primarily of the following:

	(a)	$334 million from borrowings under the revolving credit facility; plus
	(b)	$325 million from borrowings from the unsecured term loan; plus
	(c)	$303.1 million from proceeds received from mortgages and loans payable; plus
	(d)	$139 million from issuance of redeemable noncontrolling interests; minus
	(e)	$521 million used for repayments of revolving credit facility; minus
	(f)	$3.1 million used for repayments of mortgages, loans payable and other obligations; minus
	(g)	$32.3 million used for payments of dividends and distributions; minus
	(h)	$8.5 million used for payment of finance cost; minus
	(i)	$2.0 million used for acquisition of noncontrolling interests.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2017:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,500,000	50.54%	3.48%		3.02
Fixed Rate Secured Debt	1,093,195	36.82%	4.39%		5.83
Variable Rate Secured Debt	276,504	9.31%	4.23%		1.09
Variable Rate Unsecured Debt (b)	99,000	3.33%	2.42%		3.57

Totals/Weighted Average:	$2,968,699	100.00%	3.87	%(b)	3.91
Adjustment for unamortized debt discount	(3,949)
Unamortized deferred financing costs	(14,531)
Total Debt, Net	$2,950,219

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.17 percent as of June 30, 2017, plus the applicable spread.

(b)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.6 million and $1.8 million for the three and six months ended June 30, 2017.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2017 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2017	$3,668	$353,540	$357,208	3.65%
2018	6,977	299,933	306,910	6.14%
2019	1,912	491,587	493,499	3.53%
2020	1,977	325,000	326,977	3.31%
2021 (b)	2,050	267,801	269,851	2.91%
Thereafter	6,812	1,201,646	1,208,458	3.87%
Sub-total	23,396	2,939,507	2,962,903	3.87
Adjustment for unamortized debt discount/premium, net as of June 30, 2017	(3,949)	—	(3,949)
Unamortized mark-to-market	5,796	—	5,796
Unamortized deferred financing costs	(14,531)	—	(14,531)
Totals/Weighted Average	$10,712	$2,939,507	$2,950,219	3.87	%(c)

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.17 percent as of June 30, 2017, plus the applicable spread.

(b)         Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $99 million which in January 2017, was amended and restated and matures in 2021.

(c)          Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.6 million and $1.8 million for the three and six months ended June 30, 2017.

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $825.0 million as of June 30, 2017) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

The 2017 Credit Agreement, which applies to both the 2017 Credit Facility and 2017 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the 2017 Credit Agreement (described below), or (ii) the property dispositions are completed while the Company is under an event of default under the 2017 Credit Agreement, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the entire outstanding balance under the 2017 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

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

The terms of the 2016 Term Loan include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the term loan described below, or (ii) the property dispositions are completed while the Company is under an event of default under the term loan, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

Mortgages, Loans Payable and Other Obligations:

The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loans, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 31, 2017, the Company had outstanding borrowings of $129 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2017.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the six months ended June 30, 2017:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2017	89,696,713	10,488,105	100,184,818
Common units redeemed for common stock or cash	148,661	(148,662)	(1)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1,651	—	1,651
Restricted shares and common units issued	69,736	99,412	169,148
Cancellation of restricted shares	(2,842)	—	(2,842)
Outstanding at June 30, 2017	89,913,919	10,438,855	100,352,774

Share/Unit Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of June 30, 2017, the General Partner has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2016 and through July 31, 2017.

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

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of July 31, 2017.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of July 31, 2017.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $206 million of which the Company has agreed to guarantee up to $24.8 million.  As of June 30, 2017, the outstanding balance of such debt totaled $189.5 million of which $22.7 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of June 30, 2017:

		Payments Due by Period
		Less than 1	2 — 3	4 — 5	6 — 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$947,600	$275,288	$44,325	$344,325	$283,662	—
Unsecured revolving credit facility and term loans (a)	826,844	24,097	702,349	100,398	—	—
Mortgages, loans payable and other obligations (b)	1,469,675	160,518	504,111	222,853	550,176	$32,017
Payments in lieu of taxes (PILOT)	35,084	7,728	15,516	10,766	1,074	—
Ground lease payments	180,541	2,141	4,308	4,336	10,642	159,114
Other	1,655	1,655	—	—	—	—
Total	$3,461,399	$471,427	$1,270,609	$682,678	$845,554	$191,131

(a)         Interest payments assume LIBOR rate of 1.22 percent, which is the weighted average rate on this outstanding variable rate debt at June 30, 2017, plus the applicable spread.

(b)         Interest payments assume LIBOR rate of 1.15 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at June 30, 2017, plus the applicable spread.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) available to common shareholders	$(37,330)	$48,393	$(17,451)	$110,584
Add (deduct): Noncontrolling interests in Operating Partnership	(4,296)	5,662	(2,001)	12,946
Real estate-related depreciation and amortization on continuing operations (a)	63,156	48,042	114,913	95,501
Gain on sale of investment in unconsolidated joint venture	—	(5,670)	(12,563)	(5,670)
Gain on change of control of interests	—	(5,191)	—	(15,347)
Realized (gains) losses and unrealized losses on disposition of rental property, net	38,954	(27,117)	33,448	(85,717)
Funds from operations available to common stock and Operating Partnership unitholders	$60,484	$64,119	$116,346	$112,297

(a)         Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interest, of $5,742 and $4,768 for the three months ended June 30, 2017 and 2016, respectively, and $10,245 and $9,389 for the six months ended June 30, 2017 and 2016, respectively.  Excludes non-real estate-related depreciation and amortization of $349 and $187 for the three months ended June 30, 2017 and 2016, respectively, and $726 and $411 for the six months ended June 30, 2017 and 2016, respectively.

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

Approximately $2.6 billion of the Company’s long-term debt as of June 30, 2017 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of June 30, 2017 ranged from LIBOR plus 187 basis points to LIBOR plus 950 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $3.7 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2017 would be approximately $90.0 million.

June 30, 2017
Debt, including current portion	7/1/2017 -										Fair
($s in thousands)	12/31/2017	2018	2019	2020	2021		Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$252,968	$237,113	$391,032	$326,977	$170,851		$1,208,458	$2,587,399	$(9,794)	$2,577,605	$2,561,903
Average Interest Rate	2.85%	6.70%	3.56%	3.31%	3.19%		3.87%			3.86%

Variable Rate	$104,240	$69,797	$102,467	$—	$99,000	(b)	$—	$375,504	$(2,890)	$372,614	$372,614

(a)  Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of June 30, 2017.

(b)  Includes $99 million of outstanding borrowings under the Company’s unsecured revolving credit facility which  matures in January 2021.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                             COMMON UNITS

On June 13, 2017, the Operating Partnership issued 99,412 common units of limited partnership as non-cash consideration for the acquisition of joint venture interests held by joint venture partners of the Company in a consolidated real estate venture.  The transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: August 2, 2017	By:		/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: August 2, 2017	By:		/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and
principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
		By:	Mack-Cali Realty Corporation
its General Partner

Date: August 2, 2017	By:		/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: August 2, 2017	By:		/s/ Anthony Krug
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

10.126

Second Amended and Restated Limited Partnership Agreement of Roseland Residential, L.P. dated March 10, 2017 (filed as Exhibit 10.126 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.127

Shareholders Agreement of Roseland Residential Trust dated March 10, 2017 (filed as Exhibit 10.127 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.128

Discretionary Demand Promissory Note dated March 10, 2017 (filed as Exhibit 10.128 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.129

Shared Services Agreement by and between Mack-Cali Realty, L.P. and Roseland Residential, L.P. dated March 10, 2017 (filed as Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.130

Recourse Agreement by and between Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Roseland Residential Trust, RP-RLA, LLC and RP-RLB, LLC dated March 10, 2017 (filed as Exhibit 10.130 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.131	Registration Rights Agreement dated March 10, 2017 (filed as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.132	Indemnity Agreement dated March 10, 2017 (filed as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

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

10.137

Employment Agreement dated April 26, 2017 by and between Marshall B. Tycher and Roseland Residential Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2017 and incorporated herein by reference).

31.1*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

Exhibit
Number	Exhibit Title

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith