Form 10-Q
period 2017-09-30
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2017-11-07
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, there were 89,914,079 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended  September 30, 2017 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.  Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership.  References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of September 30, 2017, the General Partner owned an approximate 89.6 percent common unit interest in the Operating Partnership.  The remaining approximate 10.4 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The results of operations for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Rental property
Land and leasehold interests	$712,166	$661,335
Buildings and improvements	4,021,241	3,758,210
Tenant improvements	344,465	364,092
Furniture, fixtures and equipment	29,355	21,230
	5,107,227	4,804,867
Less — accumulated depreciation and amortization	(1,146,091)	(1,332,073)
	3,961,136	3,472,794
Rental property held for sale, net	116,958	39,743
Net investment in rental property	4,078,094	3,512,537
Cash and cash equivalents	88,789	31,611
Investments in unconsolidated joint ventures	238,440	320,047
Unbilled rents receivable, net	102,280	101,052
Deferred charges, goodwill and other assets, net	439,864	267,950
Restricted cash	40,473	53,952
Accounts receivable, net of allowance for doubtful accounts of $1,320 and $1,335	7,579	9,617

Total assets	$4,995,519	$4,296,766

LIABILITIES AND EQUITY
Senior unsecured notes, net	$818,764	$817,355
Unsecured revolving credit facility and term loans	671,838	634,069
Mortgages, loans payable and other obligations, net	1,348,584	888,585
Dividends and distributions payable	20,929	15,327
Accounts payable, accrued expenses and other liabilities	182,929	159,874
Rents received in advance and security deposits	46,355	46,442
Accrued interest payable	16,776	8,427
Total liabilities	3,106,175	2,570,079
Commitments and contingencies

Redeemable noncontrolling interests	209,070	—

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 89,913,576 and 89,696,713 shares outstanding	899	897
Additional paid-in capital	2,566,069	2,576,473
Dividends in excess of net earnings	(1,081,028)	(1,052,184)
Accumulated other comprehensive income	2,526	1,985
Total Mack-Cali Realty Corporation stockholders’ equity	1,488,466	1,527,171

Noncontrolling interests in subsidiaries:
Operating Partnership	172,809	178,570
Consolidated joint ventures	18,999	20,946
Total noncontrolling interests in subsidiaries	191,808	199,516

Total equity	1,680,274	1,726,687

Total liabilities and equity	$4,995,519	$4,296,766

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Base rents	$128,643	$129,523	$382,915	$380,133
Escalations and recoveries from tenants	16,385	16,177	47,455	45,248
Real estate services	5,748	6,650	17,980	19,931
Parking income	5,766	3,443	15,047	10,131
Other income	3,476	1,724	9,274	4,224
Total revenues	160,018	157,517	472,671	459,667

EXPENSES
Real estate taxes	21,300	20,606	63,609	66,250
Utilities	11,480	14,127	33,251	38,658
Operating services	26,312	25,553	80,495	76,309
Real estate services expenses	6,207	6,361	18,376	19,418
General and administrative	13,140	14,007	37,223	39,011
Acquisition-related costs	—	815	—	2,854
Depreciation and amortization	52,375	48,117	157,768	134,639
Total expenses	130,814	129,586	390,722	377,139
Operating income	29,204	27,931	81,949	82,528

OTHER (EXPENSE) INCOME
Interest expense	(25,634)	(24,233)	(70,898)	(72,158)
Interest and other investment income (loss)	762	1,262	1,358	739
Equity in earnings (loss) of unconsolidated joint ventures	(1,533)	21,790	(4,882)	19,622
Gain on change of control of interests	—	—	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	31,336	(17,053)	(2,112)	68,664
Gain on sale of investment in unconsolidated joint venture	10,568	—	23,131	5,670
Gain (loss) from extinguishment of debt, net	—	(19,302)	(239)	(6,882)
Total other income (expense)	15,499	(37,536)	(53,642)	31,002
Net income (loss)	44,703	(9,605)	28,307	113,530
Noncontrolling interest in consolidated joint ventures	447	65	865	460
Noncontrolling interest in Operating Partnership	(4,413)	999	(2,412)	(11,947)
Redeemable noncontrolling interest	(2,683)	—	(6,157)	—
Net income (loss) available to common shareholders	$38,054	$(8,541)	$20,603	$102,043

Basic earnings per common share:
Net income (loss) available to common shareholders	$0.39	$(0.10)	$0.06	$1.14

Diluted earnings per common share:
Net income (loss) available to common shareholders	$0.39	$(0.10)	$0.06	$1.13

Basic weighted average shares outstanding	90,023	89,755	89,997	89,739

Diluted weighted average shares outstanding	100,727	100,253	100,701	100,486

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$44,703	$(9,605)	$28,307	$113,530
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	730	1,725	604	(7,528)
Comprehensive income (loss)	$45,433	$(7,880)	$28,911	$106,002
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	447	65	865	460
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(2,683)	—	(6,157)	—
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(4,489)	818	(2,475)	(11,158)
Comprehensive income (loss) attributable to common shareholders	$38,708	$(6,997)	$21,144	$95,304

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity
Balance at January 1, 2017	89,697	$897	$2,576,473	$(1,052,184)	$1,985	$199,516	$1,726,687
Net income (loss)	—	—	—	20,603	—	7,704	28,307
Common stock dividends	—	—	—	(49,447)	—	—	(49,447)
Common unit distributions	—	—	—	—	—	(6,295)	(6,295)
Issuance of limited partner common units	—	—	—	—	—	2,793	2,793
Redeemable noncontrolling interest	—	—	(15,139)	—	—	(7,905)	(23,044)
Decrease in noncontrolling interest in consolidated joint ventures	—	—	(3,787)	—	—	(1,082)	(4,869)
Redemption of common units for common stock	149	1	2,530	—	—	(2,531)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	58	—	—	—	58
Directors’ deferred compensation plan	—	—	358	—	—	—	358
Stock compensation	70	1	1,965	—	—	3,302	5,268
Cancellation of restricted shares	(4)	—	(146)	—	—	—	(146)
Other comprehensive income (loss)	—	—	—	—	541	63	604
Rebalancing of ownership percentage between parent and subsidiaries	—	—	3,757	—	—	(3,757)	—
Balance at September 30, 2017	89,914	$899	$2,566,069	$(1,081,028)	$2,526	$191,808	$1,680,274

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,307	$113,530
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets	153,057	134,756
Amortization of directors deferred compensation stock units	358	285
Amortization of stock compensation	5,268	4,299
Amortization of deferred financing costs	3,462	3,583
Amortization of debt discount and mark-to-market	(86)	1,417
Equity in (earnings) loss of unconsolidated joint ventures	4,882	(19,622)
Distributions of cumulative earnings from unconsolidated joint ventures	6,502	4,833
Gain on change of control of interests	—	(15,347)
Realized (gains) losses and unrealized losses on disposition of rental property, net	2,112	(68,664)
Gain on sale of investments in unconsolidated joint ventures	(23,131)	(5,670)
Loss (gain) from extinguishment of debt	239	(12,420)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(11,270)	(9,860)
Increase in deferred charges, goodwill and other assets	(13,244)	(11,173)
Decrease in accounts receivable, net	2,038	424
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,715)	(12,656)
Decrease in rents received in advance and security deposits	(720)	(1,425)
Increase (decrease) in accrued interest payable	8,553	(1,500)

Net cash provided by operating activities	$162,612	$104,790

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(543,414)	$(405,808)
Rental property additions and improvements	(67,797)	(94,017)
Development of rental property and other related costs	(201,513)	(150,592)
Proceeds from the sales of rental property	241,430	409,101
Proceeds from the sale of investments in unconsolidated joint ventures	107,009	6,420
Investments in notes receivable	(47,049)	—
Repayment of notes receivable	9,620	375
Investment in unconsolidated joint ventures	(19,279)	(31,318)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,699	20,906
Proceeds from investment receivable	3,625	—
Decrease (increase) in restricted cash	7,985	(287)

Net cash used in investing activities	$(504,684)	$(245,220)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$428,000	$793,000
Repayment of revolving credit facility	(714,000)	(853,000)
Repayment of senior unsecured notes	—	(314,755)
Borrowings from unsecured term loan	325,000	350,000
Proceeds from mortgages and loans payable	395,859	426,613
Repayment of mortgages, loans payable and other obligations	(108,468)	(187,969)
Acquisition of noncontrolling interests	(2,011)	(37,946)
Issuance of redeemable noncontrolling interests, net	139,002	—
Payment of financing costs	(9,051)	(7,050)
(Distribution to) contributions from noncontrolling interests	(19)	1,065
Payment of dividends and distributions	(55,062)	(45,050)

Net cash provided by financing activities	$399,250	$124,908

Net increase (decrease) in cash and cash equivalents	$57,178	$(15,522)
Cash and cash equivalents, beginning of period	31,611	37,077

Cash and cash equivalents, end of period	$88,789	$21,555

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Rental property
Land and leasehold interests	$712,166	$661,335
Buildings and improvements	4,021,241	3,758,210
Tenant improvements	344,465	364,092
Furniture, fixtures and equipment	29,355	21,230
	5,107,227	4,804,867
Less — accumulated depreciation and amortization	(1,146,091)	(1,332,073)
	3,961,136	3,472,794
Rental property held for sale, net	116,958	39,743
Net investment in rental property	4,078,094	3,512,537
Cash and cash equivalents	88,789	31,611
Investments in unconsolidated joint ventures	238,440	320,047
Unbilled rents receivable, net	102,280	101,052
Deferred charges, goodwill and other assets, net	439,864	267,950
Restricted cash	40,473	53,952
Accounts receivable, net of allowance for doubtful accounts of $1,320 and $1,335	7,579	9,617

Total assets	$4,995,519	$4,296,766

LIABILITIES AND EQUITY
Senior unsecured notes, net	$818,764	$817,355
Unsecured revolving credit facility and term loans	671,838	634,069
Mortgages, loans payable and other obligations, net	1,348,584	888,585
Distributions payable	20,929	15,327
Accounts payable, accrued expenses and other liabilities	182,929	159,874
Rents received in advance and security deposits	46,355	46,442
Accrued interest payable	16,776	8,427
Total liabilities	3,106,175	2,570,079
Commitments and contingencies

Redeemable noncontrolling interests	209,070	—

Partners’ Capital:
General Partner, 89,913,576 and 89,696,713 common units outstanding	1,424,566	1,467,569
Limited partners, 10,438,855 and 10,488,105 common units outstanding	234,183	236,187
Accumulated other comprehensive income	2,526	1,985
Total Mack-Cali Realty, L.P. partners’ capital	1,661,275	1,705,741

Noncontrolling interests in consolidated joint ventures	18,999	20,946

Total equity	1,680,274	1,726,687

Total liabilities and equity	$4,995,519	$4,296,766

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Base rents	$128,643	$129,523	$382,915	$380,133
Escalations and recoveries from tenants	16,385	16,177	47,455	45,248
Real estate services	5,748	6,650	17,980	19,931
Parking income	5,766	3,443	15,047	10,131
Other income	3,476	1,724	9,274	4,224
Total revenues	160,018	157,517	472,671	459,667

EXPENSES
Real estate taxes	21,300	20,606	63,609	66,250
Utilities	11,480	14,127	33,251	38,658
Operating services	26,312	25,553	80,495	76,309
Real estate services expenses	6,207	6,361	18,376	19,418
General and administrative	13,140	14,007	37,223	39,011
Acquisition-related costs	—	815	—	2,854
Depreciation and amortization	52,375	48,117	157,768	134,639
Total expenses	130,814	129,586	390,722	377,139
Operating income	29,204	27,931	81,949	82,528

OTHER (EXPENSE) INCOME
Interest expense	(25,634)	(24,233)	(70,898)	(72,158)
Interest and other investment income (loss)	762	1,262	1,358	739
Equity in earnings (loss) of unconsolidated joint ventures	(1,533)	21,790	(4,882)	19,622
Gain on change of control of interests	—	—	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	31,336	(17,053)	(2,112)	68,664
Gain on sale of investment in unconsolidated joint venture	10,568	—	23,131	5,670
Gain (loss) from extinguishment of debt, net	—	(19,302)	(239)	(6,882)
Total other income (expense)	15,499	(37,536)	(53,642)	31,002
Net income (loss)	44,703	(9,605)	28,307	113,530
Noncontrolling interest in consolidated joint ventures	447	65	865	460
Redeemable noncontrolling interest	(2,683)	—	(6,157)	—
Net income (loss) available to common unitholders	$42,467	$(9,540)	$23,015	$113,990

Basic earnings per common unit:
Net income (loss) available to common unitholders	$0.39	$(0.10)	$0.06	$1.14

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$0.39	$(0.10)	$0.06	$1.13

Basic weighted average units outstanding	100,462	100,253	100,391	100,241

Diluted weighted average units outstanding	100,727	100,253	100,701	100,486

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$44,703	$(9,605)	$28,307	$113,530
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	730	1,725	604	(7,528)
Comprehensive income (loss)	$45,433	$(7,880)	$28,911	$106,002
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	447	65	865	460
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(2,683)	—	(6,157)	—
Comprehensive income (loss) attributable to common unitholders	$43,197	$(7,815)	$23,619	$106,462

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
			General Partner	Limited Partner	Other	Interest
	General Partner	Limited Partner	Common	Common	Comprehensive	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2017	89,697	10,488	$1,467,569	$236,187	$1,985	$20,946	$1,726,687
Net income (loss)	—	—	20,603	2,412	—	5,292	28,307
Distributions	—	—	(49,447)	(6,295)	—	—	(55,742)
Issuance of limited partner common units	—	99	—	2,793	—	—	2,793
Redeemable noncontrolling interest	—	—	(15,139)	(1,748)	—	(6,157)	(23,044)
Decrease in noncontrolling interest	—	—	(3,787)	—	—	(1,082)	(4,869)
Redemption of limited partner common units for shares of general partner common units	149	(149)	2,531	(2,531)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	58	—	—	—	58
Directors’ deferred compensation plan	—	—	358	—	—	—	358
Other comprehensive income	—	—	—	63	541	—	604
Stock compensation	70	—	1,966	3,302	—	—	5,268
Cancellation of restricted shares	(4)	—	(146)	—	—	—	(146)
Balance at September 30, 2017	89,914	10,438	$1,424,566	$234,183	$2,526	$18,999	$1,680,274

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,307	$113,530
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets	153,057	134,756
Amortization of directors deferred compensation stock units	358	285
Amortization of stock compensation	5,268	4,299
Amortization of deferred financing costs	3,462	3,583
Amortization of debt discount and mark-to-market	(86)	1,417
Equity in (earnings) loss of unconsolidated joint ventures	4,882	(19,622)
Distributions of cumulative earnings from unconsolidated joint ventures	6,502	4,833
Gain on change of control of interests	—	(15,347)
Realized (gains) losses and unrealized losses on disposition of rental property, net	2,112	(68,664)
Gain on sale of investments in unconsolidated joint ventures	(23,131)	(5,670)
Loss (gain) from extinguishment of debt	239	(12,420)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(11,270)	(9,860)
Increase in deferred charges, goodwill and other assets	(13,244)	(11,173)
Decrease in accounts receivable, net	2,038	424
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,715)	(12,656)
Decrease in rents received in advance and security deposits	(720)	(1,425)
Increase (decrease) in accrued interest payable	8,553	(1,500)

Net cash provided by operating activities	$162,612	$104,790

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(543,414)	$(405,808)
Rental property additions and improvements	(67,797)	(94,017)
Development of rental property and other related costs	(201,513)	(150,592)
Proceeds from the sales of rental property	241,430	409,101
Proceeds from the sale of investments in unconsolidated joint ventures	107,009	6,420
Investments in notes receivable	(47,049)	—
Repayment of notes receivable	9,620	375
Investment in unconsolidated joint ventures	(19,279)	(31,318)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,699	20,906
Proceeds from investment receivable	3,625	—
Decrease (increase) in restricted cash	7,985	(287)

Net cash used in investing activities	$(504,684)	$(245,220)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$428,000	$793,000
Repayment of revolving credit facility	(714,000)	(853,000)
Repayment of senior unsecured notes	—	(314,755)
Borrowings from unsecured term loan	325,000	350,000
Proceeds from mortgages and loans payable	395,859	426,613
Repayment of mortgages, loans payable and other obligations	(108,468)	(187,969)
Acquisition of noncontrolling interests	(2,011)	(37,946)
Issuance of redeemable noncontrolling interests, net	139,002	—
Payment of financing costs	(9,051)	(7,050)
(Distribution to) contributions from noncontrolling interests	(19)	1,065
Payment of distributions	(55,062)	(45,050)

Net cash provided by financing activities	$399,250	$124,908

Net increase (decrease) in cash and cash equivalents	$57,178	$(15,522)
Cash and cash equivalents, beginning of period	31,611	37,077

Cash and cash equivalents, end of period	$88,789	$21,555

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”).  The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.6 and 89.5 percent common unit interest in the Operating Partnership as of September 30, 2017 and December 31, 2016, respectively.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of September 30, 2017, the Company owned or had interests in 162 properties, consisting of 73 office and 71 flex properties, totaling approximately 18.4 million square feet, leased to approximately 900 commercial tenants, and 18 multi-family rental properties containing 5,826 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 73 office buildings totaling approximately 14.8 million square feet (which include four buildings, aggregating approximately 0.5 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 56 office/flex buildings totaling approximately 3.1 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 18 multi-family properties totaling 5,826 apartments (which include eight properties aggregating 3,275 apartments owned by unconsolidated joint ventures in which the Company has investment interests), six parking/retail properties totaling approximately 137,100 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others.  The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

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

As of September 30, 2017 and December 31, 2016, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P.  (See Note 3: Rockpoint Transaction), have total real estate assets of $174.7 million and $201.9 million, respectively, mortgages of $68.3 million and $78.4 million, respectively, and other liabilities of $20.6 million and $19.2 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental

Property                                                                        Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition—related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations.  Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.6 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $466.8 million and $361.1 million as of September 30, 2017 and December 31, 2016, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred

Financing Costs                             Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets.  In all cases, amortization of such costs is included in interest expense and was $1,184,000 and $1,234,000 for the three months ended September 30, 2017 and 2016, respectively, and $3,462,000 and $3,583,000 for the nine months ended September 30, 2017 and 2016, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt.  Included in gain (loss) from extinguishment of debt, net for the three and nine months ended September 30, 2017 were unamortized deferred financing costs which were written off of zero and $239,000 and $346,000 for both the three and nine month periods ended September 30, 2016.

Deferred

Leasing Costs                                           Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $607,000 and $790,000 for the three months ended September 30, 2017 and 2016, respectively, and $2,595,000 and $2,440,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $17.1 million which has been fully reserved for through a valuation allowance.  If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2017, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2012 forward.

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

Dividends and

Distributions

Payable                                                                           The dividends and distributions payable at September 30, 2017 represents dividends payable to common shareholders (89,913,684 shares) and distributions payable to noncontrolling interest unitholders of the Operating Partnership (10,438,855 common units and 1,230,877 LTIP units), for all such holders of record as of October 3, 2017 with respect to the third quarter 2017.  The third quarter 2017 common stock dividends and unit distributions of $0.20 per common share, common unit and LTIP unit were approved by the General Partner’s Board of Directors on September 14, 2017 and paid on October 13, 2017.

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

Stock

Compensation                                        The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $2,169,000 and $2,046,000 for the three months ended September 30, 2017 and 2016, respectively, and $5,268,000 and $4,299,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Impact Of

Recently-Issued

Accounting

Standards                                                                In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016.  While lease contracts with customers, which constitute the majority of the Company’s revenues, are a specific scope exception of ASU 2014-09, certain of the Company’s revenue streams may be impacted by ASU 2014-09.  The Company does not expect the adoption to have a material impact on the Company’s rental income.  The Company continues to evaluate the effect the adoption will have on the Company’s other sources of revenue which include management services and other fee income.  However, the Company currently does not believe the adoption will significantly affect the timing of the recognition of the Company’s services income.  The Company plans to adopt this standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted.  Upon its adoption of ASU 2016-15, the Company will present its restricted cash with cash and not as a cash adjustment in the Company’s consolidated statement of cash flows.

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

Acquisitions

The Company acquired the following office properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the nine months ended September 30, 2017 (dollars in thousands):

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

The purchase prices were allocated to the net assets acquired, as follows (in thousands):

	Red Bank	Short Hills/Madison
	Portfolio	Portfolio	Total
Land and leasehold interest	$7,914	$30,336	$38,250
Buildings and improvements and other assets	16,047	295,299	311,346
Above market leases (a)	118	6,367	6,485
In-place lease values (a)	3,171	45,604	48,775
	27,250	377,606	404,856
Less: Below market lease values (a)	(22)	(10,245)	(10,267)
Net assets recorded upon acquisition	$27,228	$367,361	$394,589

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

Dispositions/Rental Property Held for Sale

The Company disposed of the following office properties during the nine months ended September 30, 2017 (dollars in thousands):

									Realized
									Gains
				Rentable		Net		Net	(losses)/
Disposition			# of	Square		Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet		Proceeds		Value	Losses, net
01/30/17	Cranford portfolio	Cranford, New Jersey	6	435,976		$26,598		$22,736	$3,862
01/31/17	440 Route 22 East (a)	Bridgewater, New Jersey	1	198,376		10,074		10,069	5
02/07/17	3 Independence Way	Princeton, New Jersey	1	111,300		11,549		9,910	1,639
05/15/17	103 Carnegie Center	Princeton, New Jersey	1	96,000		15,063	(b)	8,271	6,792
08/29/17	400 Chestnut Ridge Road	Woodcliff Lake, New Jersey	1	89,200		6,891		7,498	(607)
08/30/17	140 E. Ridgewood Avenue	Paramus, New Jersey	1	239,680		30,201		30,737	(536)
08/30/17	Bergen portfolio	Woodcliff Lake, Paramus and	5	1,061,544		86,973	(c)	135,121	(48,148)
		Rochelle Park, New Jersey
09/11/17	377 Summerhill Road	East Brunswick, New Jersey	1	40,000		3,221		2,172	1,049
09/13/17	700 Executive Boulevard	Elmsford, New York	—	—	(d)	5,717		970	4,747
09/20/17	Totowa Portfolio	Totowa, New Jersey	13	499,243		63,624		27,630	35,994
09/27/17	890 Mountain Avenue (e)	New Providence, New Jersey	1	80,000		4,852		6,139	(1,287)
09/28/17	135 Chestnut Ridge Road	Montvale, New Jersey	1	66,150		5,844	(f)	2,929	2,915
09/29/17	Moorestown portfolio	Moorestown and Burlington, New Jersey	26	1,260,398		73,393	(g)	56,186	17,207
Sub-total			58	4,177,867		344,000		320,368	23,632

Unrealized losses on rental property held for sale									(25,744)
Totals			58	4,177,867		$344,000		$320,368	$(2,112)

(a)           The Company recorded a valuation allowance of $7.7 million on this property during the year ended December 31, 2016.

(b)          $15.1 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of September 30, 2017. See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(c)           At closing, the Company provided short term seller financing through mortgage notes receivable to the two separate buyers of $24.8 million and $40.2 million, respectively, with interest rates ranging from 4.0 to 7.0 percent, which mature in November 2017, some with three 30-day extension options. These amounts are noncash components of the net sales proceeds. See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(d)          This disposition is of a ground leased land property.

(e)           The Company recorded an impairment charge of $7.0 million on this property during the year ended December 31, 2015.

(f)            The Company recorded an impairment charge of $4.2 million on this property during the year ended December 31, 2015. $5.9 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of September 30, 2017. See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(g)           $15.3 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of September 30, 2017. See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

Rental Property Held for Sale, Net

The Company identified as held for sale six office properties totaling approximately 1.3 million square feet as of September 30, 2017.  The properties are located in Parsippany, Woodcliff Lake, Paramus and Rochelle Park, New Jersey.  The total estimated sales proceeds from the sales are expected to be approximately $132 million.  The Company determined that the carrying value of three of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $25.7 million as of September 30, 2017.

The following table summarizes the rental property held for sale, net, as of September 30, 2017: (dollars in thousands)

September 30,
2017
Land	$38,669
Buildings and improvements	187,328
Less: Accumulated depreciation	(83,295)
Less: Unrealized losses on properties held for sale	(25,744)
Rental property held for sale, net	$116,958

Other assets and liabilities related to the rental property held for sale, as of September 30, 2017, include $7.5 million in deferred charges, and other assets, $3.9 million in unbilled rents receivable and $3.1 million in accounts payable, accrued expenses and other liabilities.  Approximately $10.7 million of these assets and $0.3 million of these liabilities are expected to be written off with the completion of the sales.

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

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary.  As of September 30, 2017 and December 31, 2016, the Company’s consolidated RRLP entity had total assets of $1.8 billion and $1.3 billion, respectively, total mortgages & loan payable of $698.8 million and $480.7 million, respectively, and other liabilities of $87.3 million and $40.1 million, respectively.

Unconsolidated Joint Venture Activity

On January 31, 2017, the Company sold its interest in the KPG-P 100 IMW JV, LLC, Keystone-Penn and Keystone-Tristate joint ventures that own operating properties, located in Philadelphia, Pennsylvania for an aggregate sales price of $9.7 million and realized a gain on the sale of the unconsolidated joint venture of $7.4 million.

On February 15, 2017, the Company sold its 7.5 percent interest in the Elmajo Urban Renewal Associates, LLC and Estuary Urban Renewal Unit B, LLC joint ventures that own operating multi-family properties located in Weehawken, New Jersey for a sales price of $5.1 million and realized a gain on the sale of the unconsolidated joint venture of $5.1 million.

On September 21, 2017, the RoseGarden Monaco, L.L.C. joint venture agreement was terminated.  Accordingly, the Company wrote off the carrying value of its investment in the joint venture and recorded a loss of $1.4 million on the disposition of its joint venture interest.

On September 29, 2017, the Company sold its interests in the KPG-MCG Curtis joint venture that owns an operating property located in Philadelphia, Pennsylvania for a sales price of $102.5 million, which included the retirement of the Company’s share in a mortgage payable of $75 million, and realized a gain on the sale of the unconsolidated joint venture of $12 million.  $8.9 million of the net sales proceeds from this sale were held by a qualified intermediary, which is considered non cash and recorded in deferred charges, goodwill and other assets.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2017, the Company had an aggregate investment of approximately $238.4 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of September 30, 2017, the unconsolidated joint ventures owned: four office properties aggregating approximately 0.5 million square feet, eight multi-family properties totaling 3,275 apartments, and two retail properties aggregating approximately 81,700 square feet, a 350-room hotel, a development project for up to approximately 59 apartments; and interests and/or rights to developable land parcels able to accommodate up to 3,998 apartments.  The Company’s unconsolidated interests range from 12.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of September 30, 2017, such debt had a total facility amount of $206 million of which the Company agreed to guarantee up to $24.8 million.  As of September 30, 2017, the outstanding balance of such debt totaled $194.2 million of which $23.3 million was guaranteed by the Company.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.6 million and $0.9 million for such services in the three months ended September 30, 2017 and 2016, respectively.  The Company had $0.7 million and $0.7 million in accounts receivable due from its unconsolidated joint ventures as of September 30, 2017 and December 31, 2016, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2017 are three unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $114.2 million as of September 30, 2017.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $139.0 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $24.8 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of September 30, 2017 and December 31, 2016: (dollars in thousands)

						Property Debt
	Number of		Company’s	Carrying Value		As of September 30, 2017
	Apartment Units		Effective	September 30,	December 31,		Maturity	Interest
Entity / Property Name	or Rentable Square Feet (sf)		Ownership% (a)	2017	2016	Balance	Date	Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	412	units	24.27%	$14,738	$15,150	$95,000	05/01/18	4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco	523	units	(e)	—	—	—	—	—
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (b) (c)	130	units	12.50%	6,911	7,145	49,594	(d)	(d)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	316	units	22.50%	9,090	9,707	82,000	11/10/26	3.21%
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (o)	355	units	7.50%	—	—	—	—	—
Crystal House Apartments Investors LLC / Crystal House (f)	825	units	25.00%	30,914	30,565	165,000	04/01/20	3.17%
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (g)	360	units	20.00%	2,311	1,678	—	—	—
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%	16,812	18,050	74,690	03/30/18	L+2.25%(h)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (o)	227	units	7.50%	—	—	—	—	—
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	45.00%	1,711	2,085	30,000	08/01/25	3.70%
Capitol Place Mezz LLC / Station Townhouses	378	units	50.00%	40,772	43,073	100,449	07/01/33	4.82%
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	762	units	85.00%	95,611	100,188	187,893	08/01/29	5.197%(i)
RoseGarden Monaco, L.L.C./ San Remo Land (m)	250	potential units	41.67%	—	1,400	—	—	—
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850	potential units	50.00%	337	337	—	—	—
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962	1,962	—	—	—
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations) (n)	1,225,000	sf	50.00%	—	4,448	—	—	—

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	4,669	4,339	14,026	05/17/18	L+3.00%
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	6,554	6,237	9,885	07/01/23	2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	3,199	3,124	4,969	11/01/23	4.76%
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	(l)	—	—	—	—	—
Keystone-Penn	1,842,820	sf	(l)	—	—	—	—	—
Keystone-TriState	1,266,384	sf	(l)	—	2,285	—	—	—
KPG-MCG Curtis JV, L.L.C./ Curtis Center (j)	885,000	sf	50.00%	—	65,400	—	—	—

Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	30,745	sf	20.00%	1,646	1,706	—	—	—
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%	223	163	99,111	10/01/26	3.668%
Other (k)				980	1,005	—	—	—
Totals:				$238,440	$320,047	$912,617

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

(d)                          Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $37,044, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,213, bears interest at 3.63 percent, matures in August 2018.  On February 3, 2017, the venture obtained a construction loan for the Lofts at 40 Park with a balance of $6,337, which bears interest at LIBOR plus 250 basis points and matures in February 2020.

(e)                          On February 28, 2017, 9,122 Series A-1 Units were issued to the joint venture partner as noncash consideration for the partner’s approximate 13.8 percent ownership interest in the joint venture.  In April 2017, the Company acquired the remaining joint venture interests and increased its ownership interest to 100 percent.  See Note 3: Recent Transactions — Consolidation.

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

(j)                            Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12.  On September 29,2017, the Company sold its equity interest to its joint venture partner, which included the retirement of the Company’s share in the debt of $75 million.  See Note 3: Recent Transactions - Unconsolidated Joint Venture Activity.

(k)                          The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company’s operations in the near term.

(l)                            On January 31, 2017, the Company sold its equity interest in the joint venture.  See Note 3: Recent Transactions - Unconsolidated Joint Venture Activity.

(m)                        On September 21, 2017, the joint venture agreement was terminated.  Accordingly, the Company wrote off the carrying value of its investment in the joint venture and recorded a loss of $1.4 million on the disposition of its joint venture interest.

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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2017 and 2016: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Entity / Property Name	2017	2016	2017	2016
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$52	$76	$261	$208
RoseGarden Monaco Holdings, L.L.C./ Monaco	—	(277)	(266)	(869)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(81)	(76)	(234)	(239)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	52	(594)	143	(1,189)
Crystal House Apartments Investors LLC / Crystal House	(171)	(99)	(752)	(321)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(298)	(36)	(712)	(36)
RoseGarden Marbella South, L.L.C./ Marbella II	25	105	86	(202)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(85)	(43)	(162)	(173)
Capitol Place Mezz LLC / Station Townhouses	(447)	(500)	(1,272)	(1,995)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	(2,053)	(42)	(5,174)	(60)
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	—	—	(15)	(60)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	—	(22)	(25)	(53)
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	—	81	385	256
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	90	111	306	321
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	186	74	317	266
BNES Associates III / Offices at Crystal Lake	29	109	74	(68)
Keystone-Penn	—	150	—	450
Keystone-TriState	—	(518)	—	(1,186)
KPG-MCG Curtis JV, L.L.C./ Curtis Center	148	113	(436)	518
Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(23)	(14)	(60)	(39)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	973	22,447	2,310	23,267
Other	70	745	344	826
Company’s equity in earnings (loss) of unconsolidated joint ventures	$(1,533)	$21,790	$(4,882)	$19,622

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	September 30,	December 31,
(dollars in thousands)	2017	2016
Deferred leasing costs	$200,486	$220,947
Deferred financing costs - unsecured revolving credit facility (a)	4,945	5,400
	205,431	226,347
Accumulated amortization	(95,819)	(107,359)
Deferred charges, net	109,612	118,988
Notes receivable (b)	114,760	13,251
In-place lease values, related intangibles and other assets, net	110,163	72,046
Goodwill (c)	2,945	2,945
Prepaid expenses and other assets, net (d)	102,384	60,720

Total deferred charges, goodwill and other assets, net	$439,864	$267,950

(a)         Pursuant to recently issued accounting standards, deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(b)         Includes as of September 30, 2017, a mortgage receivable with a balance of $45.1 million (acquired in August 2017) which bears interest at 5.85 percent and matures in July 2019 with a three-month extension option; mortgages receivable for $40.2 million (provided to buyers in connection with property sales in August 2017) which bear interest at 4.0 percent and mature in November 2017; mortgages receivable for $24.8 million (provided to buyers in connection with property sales in August 2017) which bear interest at rates of 5.0 and 7.0 percent and mature in November 2017, with three 30-day extension options; and an interest-free note receivable with a net present value of $2.6 million which matures in April 2023.  The Company believes these balances are fully collectible.

(c)          All goodwill is attributable to the Company’s Multi-family Services segment.

(d)         Includes $45.3 million of proceeds from property sales held by a qualified intermediary as of September 30, 2017.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of September 30, 2017, the Company had outstanding interest rate swaps with a combined notional value of $675 million that were designated as cash flow hedges of interest rate risk.  During the nine months ending September 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2017 and 2016, respectively, the company recorded ineffectiveness gain (loss) of $6,000 and $1,012,000 and during the nine months ended September 30, 2017 and 2016, respectively, the Company recorded ineffectiveness gain (loss) of $(26,000) and $1,012,000, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $0.6 million will be reclassified as an increase to interest expense.

Undesignated Cash Flow Hedges of Interest Rate Risk

Interest rate caps not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company recognized no expenses for the three months ended September 30, 2017 and 2016, respectively, and zero and $2,000 for the nine months ended September 30, 2017 and 2016, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2017 and December 31, 2016.  (dollars in thousands)

	Fair Value
	September 30,	December 31,
	2017	2016	Balance sheet location
Asset Derivatives designated
as hedging instruments
Interest rate swaps	$3,426	$2,847	Deferred charges, goodwill and other assets

Liability Derivatives designated
as hedging instruments
Interest rate swaps	$1	$—	Accounts payable, accrued expenses and other liabilities

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three and nine months ending September 30, 2017 and 2016.  (dollars in thousands)

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

Amount of Gain or
(Loss) Recognized in
Income on Derivative
(Ineffective Portion,
Reclassification for
Forecasted Transactions
No Longer Probable of
Occurring and Amount
Excluded from
Effectiveness Testing)

Relationships	2017	2016		2017	2016		2017	2016
Three months ended September 30,

Interest rate swaps			Interest expense			Interest and other
	$172	$866		$(558)	$(860)	investment income (loss)	$6	$1,012

Nine months ended September 30,

Interest rate swaps			Interest expense			Interest and other
	$(1,322)	$(10,128)		$(1,926)	$(2,600)	investment income (loss)	$(26)	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of September 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4,000.  As of September 30, 2017, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $4,000.

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

	September 30,	December 31,
	2017	2016
Security deposits	$9,732	$8,778
Escrow and other reserve funds	30,741	45,174

Total restricted cash	$40,473	$53,952

7.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2017 and December 31, 2016 is as follows:  (dollars in thousands)

	September 30,	December 31,	Effective
	2017	2016	Rate (1)
2.500% Senior Unsecured Notes, due December 15, 2017	$250,000	$250,000	2.803%
4.500% Senior Unsecured Notes, due April 18, 2022	300,000	300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	825,000	825,000
Adjustment for unamortized debt discount	(3,708)	(4,430)
Unamortized deferred financing costs	(2,528)	(3,215)

Total senior unsecured notes, net	$818,764	$817,355

(1)         Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.  The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of September 30, 2017.

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility and term loans as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, the Company’s unsecured credit facility and term loans totaled $671.8 million and $634.1 million, respectively, comprised of: $348.8 million from the 2016 Term Loan (net of unamortized deferred financing costs of $1.2 million) and $323 million from the 2017 Term Loan (net of unamortized deferred financing costs of $2 million) as of September 30, 2017; and $286 million of borrowings under its unsecured revolving credit facility and $348.1 million from the 2016 Term Loan (net of unamortized deferred costs of $1.9 million) as of December 31, 2016.

9.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of September 30, 2017, 14 of the Company’s properties, with a total carrying value of approximately $1.6 billion, and five of the Company’s land and development projects, with a total carrying value of approximately $375 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  The Company was in compliance with its debt covenants under its mortgages and loans payable as of September 30, 2017.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2017 and December 31, 2016 is as follows: (dollars in thousands)

		Effective	September 30,	December 31,
Property/Project Name	Lender	Rate (a)	2017	2016	Maturity
Curtis Center (b)	CCRE & PREFG	LIBOR+5.912%	—	$75,000	—
23 Main Street	Berkadia CMBS	5.587%	$27,282	27,838	09/01/18
Port Imperial 4/5 Hotel (c)	Fifth Third Bank & Santander	LIBOR+4.50%	30,991	14,919	10/06/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%	210,381	213,640	11/01/18
Chase II (d)	Fifth Third Bank	LIBOR+2.25%	46,167	34,708	12/16/18
One River Center (e)	Guardian Life Insurance Co.	7.311%	40,668	41,197	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872%	26,917	27,500	04/10/19
250 Johnson (f)	M&T Bank	LIBOR+2.35%	22,668	2,440	05/20/19
Portside 5/6 (g)	Citizens Bank	LIBOR+2.50%	31,987	—	09/19/19
Port Imperial South 11 (h)	JPMorgan Chase	LIBOR+2.35%	37,827	14,073	11/24/19
Worcester (i)	Citizens Bank	LIBOR+2.50%	27,798	—	12/10/19
Monaco (j)	The Northwestern Mutual Life Insurance Co.	3.15%	170,392	—	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%	4,000	4,000	12/01/21
The Chase at Overlook Ridge	New York Community Bank	3.74%	72,500	72,500	02/01/23
Portside 7	CBRE Capital Markets/FreddieMac	3.569%	58,998	58,998	08/01/23
Alterra I & II	Capital One/FreddieMac	3.854%	100,000	—	02/01/24
101 Hudson	Wells Fargo CMBS	3.197%	250,000	250,000	10/11/26
Short Hills Portfolio (k)	Wells Fargo CMBS	4.15%	124,500	—	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	26,642	08/05/27
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%	32,600	32,600	12/01/29

Principal balance outstanding			1,356,676	896,055
Unamortized deferred financing costs			(8,092)	(7,470)

Total mortgages, loans payable and other obligations, net			$1,348,584	$888,585

(a)            Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)            The Company owned a 50 percent tenants-in-common interest in the Curtis Center property.  On September 29, 2017, the Company sold its equity interest to its joint venture partner, which included the retirement of this $75 million loan balance.

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

(j)               This mortgage loan, which includes unamortized fair value adjustment of $5.4 million as of September 30, 2017, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers.

(k)            This mortgage loan was obtained by the Company in March 2017 to partially fund the acquisition of the Short Hills/Madison portfolio.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the nine months ended September 30, 2017 and 2016 was $70,114,000 and $89,617,000, respectively.  Interest capitalized by the Company for the nine months ended September 30, 2017 and 2016 was $13,955,000 and $14,436,000, respectively (which amounts included $1,009,000 and $3,937,000 for the nine months ended September 30, 2017 and 2016, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of September 30, 2017, the Company’s total indebtedness of $2,856,676,000 (weighted average interest rate of 3.87 percent) was comprised of $224,357,000 of variable rate mortgage debt (weighted average rate of 3.84 percent) and fixed rate debt and other obligations of $2,632,320,000 (weighted average rate of 3.87 percent).

As of December 31, 2016, the Company’s total indebtedness of $2,357,055,000 (weighted average interest rate of 3.79 percent) was comprised of $481,282,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.93 percent) and fixed rate debt and other obligations of $1,875,773,000 (weighted average rate of 4.01 percent).

10.  EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2017 and 2016 was $246,000 and $254,000, respectively, and $821,000 and $746,000 for the nine months ended September 30, 2017 and 2016, respectively.

11.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2017 and December 31, 2016.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2017 and December 31, 2016.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,825,816,000 and $2,308,488,000 as compared to the book value of approximately $2,839,186,000 and $2,340,009,000 as of September 30, 2017 and December 31, 2016, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

12.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $345,000 and $279,000 for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $798,000 for the nine months ended September 30, 2017 and 2016, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $1.2 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and $3.8 million and $2.9 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022.  The PILOT payment equals $1,227,708 annually through April 2017 and then increases to $1,406,064 annually until expiration.  The PILOT totaled $381,000 and $307,000 for the three months ended September 30, 2017 and 2016, respectively, and $995,000 and $307,000 for the nine months ended September 30, 2017 and 2016, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years.  The annual PILOT is equal to 10 percent of gross revenues, as defined.  The PILOT totaled $558,000 for the three months ended September 30, 2017 and $1.1 million for the period from acquisition (April 2017) through September 30, 2017.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2017, are as follows: (dollars in thousands)

Year	Amount
October 1 through December 31, 2017	$574
2018	2,640
2019	2,646
2020	2,662
2021	2,662
2022 through 2084	225,208

Total	$236,392

Ground lease expense incurred by the Company amounted to $626,000 and $538,000 during the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $767,000 for the nine months ended September 30, 2017 and 2016, respectively.

CONSTRUCTION PROJECTS

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the first quarter 2018.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92 million with development costs of $70.6 million incurred through September 30, 2017.  The Company has a construction loan with a maximum borrowing amount of $58 million (with $27.8 million outstanding as of September 30, 2017).  The Company does not expect to fund additional costs for the completion of the project as future development costs will be funded by using the loan financings.

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is expected to be ready for occupancy by second quarter 2018.  The construction of the project is estimated to cost $139.4 million, with development costs of $87.6 million incurred by the venture through September 30, 2017.  The venture has a $94 million construction loan (with $31 million outstanding as of September 30, 2017).  The Company does not expect to fund additional costs for the completion of the project as future development costs will be funded by using the loan financing.

In 2016, the Company commenced the repurposing of a former office property site in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million of which development costs of $45 million have been incurred through September 30, 2017, is expected to be ready for occupancy by the first quarter of 2018.  The remaining project costs are expected to be funded primarily from a $42 million construction loan (with $22.7 million outstanding as of September 30, 2017).

In 2016, the Company started construction of a 296-unit multi-family project in East Boston, Massachusetts.  The project is expected to be ready for occupancy by first quarter 2018 and is estimated to cost $111.4 million of which development costs of $81 million have been incurred through September 30, 2017.  The remaining project costs are expected to be funded primarily from a $73 million construction loan (with $32 million outstanding as of September 30, 2017).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, which is expected to be ready for occupancy by first quarter 2018, is estimated to cost $125 million (of which development costs of $72.8 million have been incurred through September 30, 2017).  The project costs are expected to be funded primarily from a $78 million construction loan (with $37.8 million outstanding as of September 30, 2017).  The Company expects to fund $47 million for the development of the project, of which the Company has funded $34.4 million as of September 30, 2017.

The Company is developing a 310-unit multi-family project in Conshohocken, Pennsylvania, which began construction in third quarter 2016 with anticipated initial occupancy in first quarter 2020.  The project is estimated to cost $89.4 million (of which development costs of $22.9 million have been incurred through September 30, 2017).  The project costs are expected to be funded primarily through borrowings under the Company’s unsecured revolving credit facility.

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the General Partner’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired in February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of September 30, 2017, 83 of the Company’s properties, with an aggregate carrying value of approximately $1.0 billion, have lapsed restrictions and are subject to these conditions.

On August 11, 2017,  the Company acquired an existing mortgage note receivable encumbering a vacant developable land parcel located in Jersey City, New Jersey (the “Land Property”) with a current principal balance of $44,695,187 (the “Land Note Receivable”).  The Land Note Receivable matures in July 2019 and earns interest at an annual rate of 5.85 percent which accrues monthly and is payable at maturity.  The Land Property is currently an unimproved land parcel which operates as a surface parking facility.  Additionally, the Company entered into an agreement to acquire the Land Property, subject to the Company’s ability to obtain all necessary development rights and entitlements to develop an apartment building on the land, and other related conditions to ensure that the Company can develop the project. The purchase price is $73,000,000, subject to adjustment based on the level of development rights obtained for the construction of a multifamily apartment building.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at September 30, 2017 are as follows (dollars in thousands):

Year	Amount
October 1 through December 31, 2017	$115,835
2018	366,065
2019	331,537
2020	296,093
2021	264,312
2022 and thereafter	1,165,181

Total	$2,539,023

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

Based on Rockpoint’s $150 million invested capital and RRT’s Initial Capital Contribution, at September 30, 2017 this pro rata distribution would be approximately 10.9% to Rockpoint and 89.1% to RRT.

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

Beginning March 1, 2022, except in certain limited  circumstances as defined in the agreement, either RRT or Rockpoint may cause RRT to redeem (a “Put/Call Event”) all, but not less than all, of Rockpoint’s interest in the Rockpoint Units based on a net asset value of RRLP to be determined by a third party valuation and generally based on the capital event waterfall described above.  On a Put/Call Event, other than the sale of RRLP, Rockpoint can either demand payment in cash or may elect to convert all, but not less than all, of its investment to common equity in RRLP.  As such, the Rockpoint Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Rockpoint Units are classified in mezzanine equity measured based on the estimated future redemption value as of September 30, 2017.

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

The following table sets forth the changes in Redeemable noncontrolling interests for the nine months ended September 30, 2017 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2017	$—	$—	$—
Redeemable Noncontrolling Interests Issued	52,013	150,000	202,013
Issuance Costs	(464)	(10,563)	(11,027)
Net	51,549	139,437	190,986
Income Attributed to Noncontrolling Interests	1,176	4,981	6,157
Distributions	(1,176)	(4,981)	(6,157)
Redemption Value Adjustment	775	17,309	18,084
Redeemable noncontrolling interests as of September 30, 2017	$52,324	$156,746	$209,070

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

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”).  The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of September 30, 2017, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2017	800,000	$17.31	$9,368
Granted, Lapsed or Cancelled	—	—
Outstanding at September 30, 2017 ($17.31)	800,000	$17.31	$5,120
Options exercisable at September 30, 2017	666,666
Available for grant at September 30, 2017	2,069,064

There were no stock options exercised under any stock option plans for the nine months ended September 30, 2017 and 2016, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.  As of September 30, 2017 and December 31, 2016, the stock options outstanding had a weighted average remaining contractual life of approximately 7.7 and 8.4 years, respectively.

The Company recognized stock options expense of $116,000 and $924,000 for the three months ended September 30, 2017 and 2016, respectively, and $348,000 and $1,291,000 for the nine months ended September 30, 2017 and 2016, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven-year vesting period, of which 95,801 unvested shares were legally outstanding at September 30, 2017.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant — Date
	Shares	Fair Value
Outstanding at January 1, 2017	145,278	$21.76
Granted	59,985	27.00
Vested	(95,009)	20.73
Cancelled	(1,936)	25.83
Outstanding at September 30, 2017	108,318	$25.49

As of September 30, 2017, the Company had $1.5 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.2 years.

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

As of September 30, 2017, the Company had $0.3 million of total unrecognized compensation cost related to unvested PSUs granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.7 years.

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

As of September 30, 2017, the Company granted a total of 496,781 2016 PBV LTIP Units, 155,773 2016 TBV LTIP Units, 481,436 2017 PBV LTIP Units and 96,887 2017 TBV LTIP Units.  The LTIP Units were valued in accordance with ASC 718 — Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of September 30, 2017, the Company had $12.4 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

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

During the nine months ended September 30, 2017 and 2016, 14,002 and 11,249 deferred stock units were earned, respectively.  As of September 30, 2017 and December 31, 2016, there were 205,557 and 193,711 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three and nine months ended September 30, 2017 and 2016 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

Mack-Cali Realty Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPS	2017	2016	2017	2016
Net income (loss)	$44,703	$(9,605)	$28,307	$113,530
Add (deduct): Noncontrolling interest in consolidated joint ventures	447	65	865	460
Add (deduct): Noncontrolling interest in Operating Partnership	(4,413)	999	(2,412)	(11,947)
Deduct: Redeemable noncontrolling interest	(2,683)	—	(6,157)	—
Deduct: Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(2,728)	—	(15,139)	—
Net income (loss) available to common shareholders for basic earnings per share	$35,326	$(8,541)	$5,464	$102,043

Weighted average common shares	90,023	89,755	89,997	89,739

Basic EPS:
Net income (loss) available to common shareholders	$0.39	$(0.10)	$0.06	$1.14

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Computation of Diluted EPS
Net income (loss) available to common shareholders for basic earnings per share	$35,326	$(8,541)	$5,464	$102,043
Add (deduct): Noncontrolling interest in Operating Partnership	4,413	(999)	2,412	11,947
Deduct: Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(316)	—	(1,748)	—
Net income (loss) for diluted earnings per share	$39,423	$(9,540)	$6,128	$113,990

Weighted average common shares	100,727	100,253	100,701	100,486

Diluted EPS:
Net income (loss) available to common shareholders	$0.39	$(0.10)	$0.06	$1.13

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic EPS shares	90,023	89,755	89,997	89,739
Add: Operating Partnership — common units	10,439	10,498	10,394	10,502
Restricted Stock Awards	32	—	37	50
Stock Options	233	—	273	195
Diluted EPS Shares	100,727	100,253	100,701	100,486

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 and 2016 because the criteria had not been met for the periods.  Contingently issuable shares under Restricted Stock Awards and all stock options were excluded from the denominator in the three month period ended September 30, 2016 as such securities were anti-dilutive during the period.  Contingently issuable shares under Price Vesting Options were excluded from the denominator in 2016 because the criteria had not been met for the period ended September 30, 2016.  Also not included in the computations of diluted EPS were all of the LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested restricted stock outstanding as of September 30, 2017 and 2016 were 95,801 and 82,716 shares, respectively.

Dividends declared per common share for the three-month periods ended September 30, 2017 and 2016 was $0.20 and $0.15 per share, respectively.  Dividends declared per common share for the nine-month periods ended September 30, 2017 and 2016 was $0.55 and $0.45 per share, respectively.

Mack-Cali Realty, L.P.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Computation of Basic EPU
Net income (loss)	$44,703	$(9,605)	$28,307	$113,530
Add (deduct): Noncontrolling interest in consolidated joint ventures	447	65	865	460
Deduct: Redeemable noncontrolling interest	(2,683)	—	(6,157)	—
Deduct: Redemption value adjustment of redeemable noncontrolling interests	(3,044)	—	(16,887)	—
Net income (loss) available to common unitholders for basic earnings per unit	$39,423	$(9,540)	$6,128	$113,990

Weighted average common units	100,462	100,253	100,391	100,241

Basic EPU:
Net income (loss) available to common unitholders	$0.39	$(0.10)	$0.06	$1.14

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Computation of Diluted EPU
Net income (loss) available to common unitholders for basic earnings per unit	$39,423	$(9,540)	$6,128	$113,990

Weighted average common unit	100,727	100,253	100,701	100,486

Diluted EPU:
Net income (loss) available to common unitholders	$0.39	$(0.10)	$0.06	$1.13

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic EPU units	100,462	100,253	100,391	100,241
Add: Restricted Stock Awards	32	—	37	50
Stock Options	233	—	273	195
Diluted EPU Units	100,727	100,253	100,701	100,486

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 and 2016 because the criteria had not been met for the periods.  Contingently issuable shares under Restricted Stock Awards and all stock options were excluded from the denominator in the three month period ended September 30, 2016 as such securities were anti-dilutive during the period.  Contingently issuable shares under Price Vesting Options were excluded from the denominator in 2016 because the criteria had not been met for the period ended September 30, 2016.  Also not included in the computations of diluted EPU were all of the LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested restricted stock outstanding as of September 30, 2017 and 2016 were 95,801 and 82,716 shares, respectively.

Distributions declared per common unit for the three-month periods ended September 30, 2017 and 2016 was $0.20 and $0.15 per unit, respectively.  Distributions declared per common unit for the nine-month periods ended September 30, 2017 and 2016 was $0.55 and $0.45 per unit, respectively.

16.   NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) common units and LTIP units in the Operating Partnership, held by parties other than the General Partner (“Limited Partners”), and (ii) interests in consolidated joint ventures for the portion of such ventures not owned by the Company.

The following table reflects the activity of noncontrolling interests for the nine months ended September 30, 2017 and 2016, respectively (dollars in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Balance at January 1	$199,516	$228,032
Net income (loss)	7,704	11,487
Issuance of limited partner common units	2,793	—
Unit distributions	(6,295)	(4,947)
Redeemable noncontrolling interest	(7,905)	—
Decrease in noncontrolling interests in consolidated joint ventures	(1,082)	(35,544)
Redemption of common units for common stock	(2,531)	(308)
Stock compensation	3,302	1,511
Other comprehensive income (loss)	63	(789)
Rebalancing of ownership percentage between parent and subsidiaries	(3,757)	(865)
Balance at September 30	$191,808	$198,577

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2017, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $3.8 million as of September 30, 2017.

NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP (applicable only to General Partner)

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP Units in the Operating Partnership for the nine months ended September 30, 2017:

	Common	LTIP
	Units	Units
Balance at January 1, 2017	10,488,105	657,373
Redemption of common units for shares of common stock	(148,662)	—
Issuance of units	99,412	578,323
Cancellation of units	—	(4,819)

Balance at September 30, 2017	10,438,855	1,230,877

Noncontrolling Interest Ownership in Operating Partnership

As of September 30, 2017 and December 31, 2016, the noncontrolling interest common unitholders owned 10.4 percent and 10.5 percent of the Operating Partnership, respectively.

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

17.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2017 and 2016.  The Company had no long lived assets in foreign locations as of September 30, 2017 and December 31, 2016.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the nine months ended September 30, 2017 and 2016 and selected asset information as of September 30, 2017 and December 31, 2016 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
Three months ended:
September 30, 2017	$135,301	$18,078	$9,353	(e)	$(2,714)	$160,018
September 30, 2016	141,226	8,806	9,842	(f)	(2,357)	157,517
Nine months ended:
September 30, 2017	407,833	45,772	28,088	(e)	(9,022)	472,671
September 30, 2016	411,947	27,011	27,990	(f)	(7,281)	459,667

Total operating and interest expenses (a):
Three months ended:
September 30, 2017	$61,114	$8,277	$10,180	(g)	$23,740	$103,311
September 30, 2016	68,533	5,005	9,633	(h)	21,269	104,440
Nine months ended:
September 30, 2017	184,284	22,388	29,775	(g)	66,047	302,494
September 30, 2016	201,914	16,337	29,879	(h)	65,789	313,919

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
September 30, 2017	$1,058	$(3,029)	$438		$—	$(1,533)
September 30, 2016	22,487	(1,442)	745		—	21,790
Nine months ended:
September 30, 2017	1,452	(7,797)	1,463		—	(4,882)
September 30, 2016	23,569	(4,773)	826		—	19,622

Net operating income (loss) (b):
Three months ended:
September 30, 2017	$75,245	$6,772	$(389)		$(26,454)	$55,174
September 30, 2016	95,180	2,359	954		(23,626)	74,867
Nine months ended:
September 30, 2017	225,001	15,587	(224)		(75,069)	165,295
September 30, 2016	233,602	5,901	(1,063)		(73,070)	165,370

Total assets:
September 30, 2017	$3,125,158	$1,680,525	$14,297		$175,539	$4,995,519
December 31, 2016	3,344,396	887,394	17,207		47,769	4,296,766

Total long-lived assets (c):
September 30, 2017	$2,787,190	$1,399,901	$5,229		$(9,001)	$4,183,319
December 31, 2016	2,999,820	618,038	4,609		(5,933)	3,616,534

Total investments in unconsolidated joint ventures:
September 30, 2017	$14,644	$222,816	$812		$168	$238,440
December 31, 2016	81,549	237,493	1,005		—	320,047

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

(e)          Includes $4.1 million and $12.0 million of fees and salary reimbursements earned for the three and nine months ended September 30, 2017, from the multi-family real estate segment, which are eliminated in consolidation.

(f)           Includes $3.8 million and $10.1 million of fees and salary reimbursements earned for the three and nine months ended September 30, 2016, from the multi-family real estate segment, which are eliminated in consolidation.

(g)          Includes $2.3 million and $6.2 million of management fees and salary reimbursement expenses for the three and nine months ended September 30, 2017, from the multi-family real estate segment, which are eliminated in consolidation.

(h)         Includes $1.8 million and $4.9 million of management fees and salary reimbursement expenses for the three and nine months ended September 30, 2016, from the multi-family real estate segment, which are eliminated in consolidation.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net operating income	$55,174	$74,867	$165,295	$165,370
Add (deduct):
Depreciation and amortization	(52,375)	(48,117)	(157,768)	(134,639)
Gain on change of control of interests	—	—	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	31,336	(17,053)	(2,112)	68,664
Gain on sale of investment in unconsolidated joint venture	10,568	—	23,131	5,670
Gain (loss) from extinguishment of debt, net	—	(19,302)	(239)	(6,882)
Net income (loss)	44,703	(9,605)	28,307	113,530
Noncontrolling interest in consolidated joint ventures	447	65	865	460
Noncontrolling interest in Operating Partnership	(4,413)	999	(2,412)	(11,947)
Redeemable noncontrolling interest	(2,683)	—	(6,157)	—
Net income (loss) available to common shareholders	$38,054	$(8,541)	$20,603	$102,043

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net operating income	$55,174	$74,867	$165,295	$165,370
Add (deduct):
Depreciation and amortization	(52,375)	(48,117)	(157,768)	(134,639)
Gain on change of control of interests	—	—	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	31,336	(17,053)	(2,112)	68,664
Gain on sale of investment in unconsolidated joint venture	10,568	—	23,131	5,670
Gain (loss) from extinguishment of debt, net	—	(19,302)	(239)	(6,882)
Net income (loss)	44,703	(9,605)	28,307	113,530
Noncontrolling interest in consolidated joint ventures	447	65	865	460
Redeemable noncontrolling interest	(2,683)	—	(6,157)	—
Net income (loss) available to common unitholders	$42,467	$(9,540)	$23,015	$113,990

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

As of September 30, 2017, the Company owns or has interests in 162 properties (collectively, the “Properties”), consisting of 73 office and 71 flex properties, totaling approximately 18.4 million square feet, leased to approximately 900 commercial tenants and 18 multi-family rental properties containing 5,826 residential units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately five million square feet of additional commercial space and 9,987 apartment units.

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

Of the Company’s core office markets, most have recently shown signs of improvement while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 15.9 million, 17.6 million and 23.4 million square feet at September 30, 2017, June 30, 2017 and September 30, 2016, respectively, was 89.6 percent leased at September 30, 2017 as compared to 89.9 percent leased at June 30, 2017 and 87.7 percent leased at September 30, 2016 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired at September 30, 2017, June 30, 2017 and September 30, 2016 aggregate 443,771, 256,367 and 29,692 square feet, respectively, or 2.8, 1.2 and 0.1 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended September 30, 2017 (on 552,527 square feet of renewals) decreased an average of 1.0 percent compared to rates that were in effect under the prior leases, as compared to a 0.8 percent increase during the three months ended September 30, 2016 (on 318,308 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended September 30, 2017 averaged $1.72 per square foot per year for a weighted average lease term of 10.4 years, and estimated lease costs for the renewed leases during the three months ended September 30, 2016 averaged $2.46 per square foot per year for a weighted average lease term of 3.1 years.  The Company has achieved positive leasing results in its core markets recently.  It believes that commercial vacancy rates may decrease and commercial rental rates may increase in some of its markets in 2017 and possibly beyond.  As of September 30, 2017, commercial leases which comprise approximately 5.6 and 14.1 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2017 and 2018, respectively.  With the positive leasing results the Company has achieved in many of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  Although the Company has recently achieved positive leasing activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2017 and beyond, the Company’s rental rates it may achieve on new leases may be lower than the rates currently being paid, resulting in the potential for less revenue from the same space.

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

•                  results from operations for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, and

•                  liquidity and capital resources.

Recent Transactions

Acquisitions

The Company acquired the following office properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the nine months ended September 30, 2017 (dollars in thousands):

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

Dispositions/Rental Property Held for Sale

The Company disposed of the following office and multi-family properties during the nine months ended September 30, 2017 (dollars in thousands):

									Realized
									Gains
				Rentable		Net		Net	(losses)/
Disposition			# of	Square		Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet		Proceeds		Value	Losses, net
01/30/17	Cranford portfolio	Cranford, New Jersey	6	435,976		$26,598		$22,736	$3,862
01/31/17	440 Route 22 East (a)	Bridgewater, New Jersey	1	198,376		10,074		10,069	5
02/07/17	3 Independence Way	Princeton, New Jersey	1	111,300		11,549		9,910	1,639
05/15/17	103 Carnegie Center	Princeton, New Jersey	1	96,000		15,063	(b)	8,271	6,792
08/29/17	400 Chestnut Ridge Road	Woodcliff Lake, New Jersey	1	89,200		6,891		7,498	(607)
08/30/17	140 E. Ridgewood Avenue	Paramus, New Jersey	1	239,680		30,201		30,737	(536)
08/30/17	Bergen portfolio	Woodcliff Lake, Paramus and	5	1,061,544		86,973	(c)	135,121	(48,148)
		Rochelle Park, New Jersey
09/11/17	377 Summerhill Road	East Brunswick, New Jersey	1	40,000		3,221		2,172	1,049
09/13/17	700 Executive Boulevard	Elmsford, New York	—	—	(d)	5,717		970	4,747
09/20/17	Totowa Portfolio	Totowa, New Jersey	13	499,243		63,624		27,630	35,994
09/27/17	890 Mountain Avenue (e)	New Providence, New Jersey	1	80,000		4,852		6,139	(1,287)
09/28/17	135 Chestnut Ridge Road	Montvale, New Jersey	1	66,150		5,844	(f)	2,929	2,915
09/29/17	Moorestown portfolio	Moorestown and Burlington, New Jersey	26	1,260,398		73,393	(g)	56,186	17,207
Sub-total			58	4,177,867		344,000		320,368	23,632

Unrealized losses on rental property held for sale									(25,744)
Totals			58	4,177,867		$344,000		$320,368	$(2,112)

(a)         The Company recorded a valuation allowance of $7.7 million on this property during the year ended December 31, 2016.

(b)         $15.1 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of September 30, 2017.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(c)          At closing, the Company provided short term seller financing through mortgage notes receivable to the two separate buyers of $24.8 million and $40.2 million, respectively, with interest rates ranging from 4.0 to 7.0 percent, which mature in November 2017, some with three 30-day extension options.  These amounts are noncash  components of the net sales proceeds.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(d)         This disposition is of a ground leased land property.

(e)          The Company recorded an impairment charge of $7.0 million on this property during the year ended December 31, 2015.

(f)           The Company recorded an impairment charge of $4.2 million on this property during the year ended December 31, 2015. $5.9 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of September 30, 2017.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(g)          $15.3 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of September 30, 2017.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

Rental Property Held for Sale, Net

The Company identified as held for sale six office properties totaling approximately 1.3 million square feet as of September 30, 2017.  The properties are located in Parsippany, Woodcliff Lake, Paramus and Rochelle Park, New Jersey.  The total estimated sales proceeds from the sales are expected to be approximately $132 million.  The Company determined that the carrying value of three of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $25.7 million as of September 30, 2017.

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

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary.  As of September 30, 2017 and December 31, 2016, the Company’s consolidated RRLP entity had total assets of $1.8 billion and $1.3 billion, respectively, total mortgages & loan payable of $698.8 million and $480.7 million, respectively, and other liabilities of $87.3 million and $40.1 million, respectively.

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

On September 21, 2017, the RoseGarden Monaco, L.L.C. joint venture agreement was terminated.  Accordingly, the Company wrote off the carrying value of its investment in the joint venture and recorded a loss of $1.4 million on the disposition of its joint venture interest.

On September 29, 2017, the Company sold its interest in KPG-MCG Curtis joint venture that own an operating property located in Philadelphia, Pennsylvania for a sales price of $102.5 million which included the retirement of the Company’s share in the debt of $75 million and realized a gain on sale of the unconsolidated joint venture of $12 million.  $8.9 million of the net sales proceeds from this sale were held by a qualified intermediary, which is considered non cash and recorded in deferred charges, goodwill and other assets.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the nine months ended September 30, 2017 and 2016 was $14.0 million and $14.4 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant.  Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-

place leases are amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2017 (“2017”), as compared to the three and nine months ended September 30, 2016 (“2016”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2016 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2015 (for the nine-month period comparisons), excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2016 through September 30, 2017; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2016 through September 30, 2017 (fort the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2016 through September 30, 2017 (for the nine-month period comparisons) and (iii) the effect of “Properties Sold,” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2016 through September 30, 2017.  During 2017 and 2016, four office properties, aggregating 352,027 square feet, were removed from service as they were being redeveloped by the Company.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Revenue from rental operations and other:
Base rents	$128,643	$129,523	$(880)	(0.7)%
Escalations and recoveries from tenants	16,385	16,177	208	1.3
Parking income	5,766	3,443	2,323	67.5
Other income	3,476	1,724	1,752	101.6
Total revenues from rental operations	154,270	150,867	3,403	2.3

Property expenses:
Real estate taxes	21,300	20,606	694	3.4
Utilities	11,480	14,127	(2,647)	(18.7)
Operating services	26,312	25,553	759	3.0
Total property expenses	59,092	60,286	(1,194)	(2.0)

Non-property revenues:
Real estate services	5,748	6,650	(902)	(13.6)
Total non-property revenues	5,748	6,650	(902)	(13.6)

Non-property expenses:
Real estate services expenses	6,207	6,361	(154)	(2.4)
General and administrative	13,140	14,007	(867)	(6.2)
Acquisition-related costs	—	815	(815)	(100.0)
Depreciation and amortization	52,375	48,117	4,258	8.8
Total non-property expenses	71,722	69,300	2,422	3.5
Operating income	29,204	27,931	1,273	4.6
Other (expense) income:
Interest expense	(25,634)	(24,233)	(1,401)	(5.8)
Interest and other investment income (loss)	762	1,262	(500)	(39.6)
Equity in earnings (loss) of unconsolidated joint ventures	(1,533)	21,790	(23,323)	(107.0)
Realized gains (losses) and unrealized losses on disposition of rental property, net	31,336	(17,053)	48,389	283.8
Gain on sale of investment in unconsolidated joint venture	10,568	—	10,568	—
Gain (loss) from extinguishment of debt, net	—	(19,302)	19,302	100.0
Total other (expense) income	15,499	(37,536)	53,035	141.3
Net income (loss)	$44,703	$(9,605)	$54,308	565.4%

The following is a summary of the changes in revenue from rental operations and property expenses in 2017 as compared to 2016 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2016 and 2017 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2016 and 2017
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$(880)	(0.7)%	$51	—%	$19,018	14.7%	$(19,949)	(15.4)%
Escalations and recoveries from tenants	208	1.3	1,333	8.3	939	5.8	(2,064)	(12.8)
Parking income	2,323	67.5	1,638	47.6	718	20.9	(33)	(1.0)
Other income	1,752	101.6	(1,075)	(62.4)	2,780	161.3	47	2.7
Total	$3,403	2.3%	$1,947	1.4%	$23,455	15.5%	$(21,999)	(14.6)%

Property expenses:
Real estate taxes	$694	3.4%	$1,260	6.2%	$2,314	11.2%	$(2,880)	(14.0)%
Utilities	(2,647)	(18.7)	(394)	(2.8)	915	6.5	(3,168)	(22.4)
Operating services	759	3.0	89	0.4	4,517	17.7	(3,847)	(15.1)
Total	$(1,194)	(2.0)%	$955	1.6%	$7,746	12.8%	$(9,895)	(16.4)%

OTHER DATA:
Number of Consolidated Properties	147		132		15		93
Commercial Square feet (in thousands)	17,866		15,892		1,974		8,583
Multi-family portfolio (number of units)	2,551		1,628		923		—

Base rents. Base rents for the Same-Store Properties increased $0.1 million, or 0.1 percent, for 2017 as compared to 2016, due primarily to an $0.80 increase in average commercial office annual rents per square foot to $24.92 from $24.12 for 2017 as compared to 2016.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties increased $1.3 million, or 8.3 percent, for 2017 over 2016 due primarily to higher property expenses to recover in 2017.

Parking income. Parking income for the Same-Store Properties increased $1.6 million, or 47.6 percent, for 2017 as compared to 2016, due primarily to recording parking revenues, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such change in presentation resulting in minor period changes.

Other income. Other income for the Same-Store Properties decreased $1.1 million, or 62.4 percent, for 2017 as compared to 2016, due primarily to proceeds from a litigation settlement received in 2016.  Other income for the Acquired Properties increased $2.8 million, due primarily to increased lease breakage fees recognized in 2017.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $1.3 million, or 6.2 percent, for 2017 as compared to 2016, due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties decreased $0.4 million, or 2.8 percent, for 2017 as compared to 2016, due primarily to lower rates in 2017 as compared to 2016.

Operating Services. Operating services for the Same-Store Properties increased $0.1 million, or 0.4 percent, due primarily to recording parking revenue, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such charge in presentation resulting in minor period charges.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.9 million, or 13.6 percent, for 2017 as compared to 2016, due primarily to decreased third party development and management activity in multi-family services in 2017 as compared to 2016.

Real estate services expense. Real estate services expense decreased $0.2 million, or 2.4 percent, for 2017 as compared to 2016, due primarily to decreased compensation and related costs.

General and administrative. General and administrative expenses decreased $0.9 million, or 6.2 percent in 2017 as compared to 2016, due primarily to a decrease in salaries and related expenses in 2017 as compared to 2016.

Depreciation and amortization. Depreciation and amortization increased $4.3 million, or 8.8 percent, for 2017 over 2016.  This increase was due primarily to depreciation of $13.5 million in 2017 on the Acquired Properties, partially offset by lower depreciation of $6.2 million in 2017 as compared to 2016 for properties sold or removed from service and a decrease of $3.0 million for 2017 as compared to 2016 on the Same-Store Properties due to assets becoming fully amortized.

Interest expense. Interest expense increased $1.4 million, or 5.8 percent, for 2017 as compared to 2016.  This increase was primarily the result of higher average debt balances partially offset by lower average interest rates achieved on refinanced debt in late 2016.

Interest and other investment income. Interest and other investment income decreased $0.5 million, or 39.6 percent, for 2017 as compared to 2016, due primarily to lower average notes receivable balances in 2017.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $23.3 million, or 107.0 percent, for 2017 as compared to 2016.  The decrease was due primarily to 2016 equity earnings income of $21.7 million from refinancing proceeds received in 2016 from the Company’s South Pier at Harborside venture in excess of its carrying value, with no similar activity in 2017.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $31.3 million in 2017, as compared to a net loss of $17.1 million in 2016.

Gain on sale of investment in unconsolidated joint venture. The Company recorded a $12 million gain on the sale in 2017 of its interests in certain joint ventures.  See Note 3: Recent Transactions — Unconsolidated Joint Venture Activity — to the Financial Statements.

Gain (loss) from early extinguishment of debt, net. In 2016, the Company recognized a $19.3 million loss on early extinguishment of debt from the repayment of certain Senior Unsecured Notes.  See Note 9 to the Financial Statements: Mortgages, Loans Payable and Other Obligations.

Net income (loss). Net income (loss) increased to net income of $44.7 million in 2017 from, a loss of $9.6 million in 2016.  The increase of approximately $54.3 million was due to the factors discussed above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Revenue from rental operations and other:
Base rents	$382,915	$380,133	$2,782	0.7%
Escalations and recoveries from tenants	47,455	45,248	2,207	4.9
Parking income	15,047	10,131	4,916	48.5
Other income	9,274	4,224	5,050	119.6
Total revenues from rental operations	454,691	439,736	14,955	3.4

Property expenses:
Real estate taxes	63,609	66,250	(2,641)	(4.0)
Utilities	33,251	38,658	(5,407)	(14.0)
Operating services	80,495	76,309	4,186	5.5
Total property expenses	177,355	181,217	(3,862)	(2.1)

Non-property revenues:
Real estate services	17,980	19,931	(1,951)	(9.8)
Total non-property revenues	17,980	19,931	(1,951)	(9.8)

Non-property expenses:
Real estate services expenses	18,376	19,418	(1,042)	(5.4)
General and administrative	37,223	39,011	(1,788)	(4.6)
Acquisition-related costs	—	2,854	(2,854)	(100.0)
Depreciation and amortization	157,768	134,639	23,129	17.2
Total non-property expenses	213,367	195,922	17,445	8.9
Operating income	81,949	82,528	(579)	(0.7)
Other (expense) income:
Interest expense	(70,898)	(72,158)	1,260	1.7
Interest and other investment income	1,358	739	619	83.8
Equity in earnings (loss) of unconsolidated joint ventures	(4,882)	19,622	(24,504)	(124.9)
Gain on change of control of interests	—	15,347	(15,347)	(100.0)
Realized gains (losses) and unrealized losses on disposition of rental property, net	(2,112)	68,664	(70,776)	(103.1)
Gain on sale of investment in unconsolidated joint venture	23,131	5,670	17,461	308.0
Gain (loss) from extinguishment of debt, net	(239)	(6,882)	6,643	96.5
Total other (expense) income	(53,642)	31,002	(84,644)	(273.0)
Net income (loss)	$28,307	$113,530	$(85,223)	(75.1)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2017 as compared to 2016 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2016 and 2017 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2016 and 2017
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$2,782	0.7%	$7,493	1.9%	$58,538	15.4%	$(63,249)	(16.6)%
Escalations and recoveries from tenants	2,207	4.9	3,650	8.1	4,710	10.4	(6,153)	(13.6)
Parking income	4,916	48.5	3,333	32.9	1,752	17.3	(169)	(1.7)
Other income	5,050	119.6	(1,119)	(26.4)	6,125	145.0	44	1.0
Total	$14,955	3.4%	$13,357	3.0%	$71,125	16.2%	$(69,527)	(15.8)%

Property expenses:
Real estate taxes	$(2,641)	(4.0)%	$2,196	3.3%	$7,096	10.7%	$(11,933)	(18.0)%
Utilities	(5,407)	(14.0)	(569)	(1.5)	3,541	9.2	(8,379)	(21.7)
Operating services	4,186	5.5	5,132	6.7	13,193	17.3	(14,139)	(18.5)
Total	$(3,862)	(2.1)%	$6,759	3.8%	$23,830	13.1%	$(34,451)	(19.0)%

OTHER DATA:
Number of Consolidated Properties	147		129		18		93
Commercial Square feet (in thousands)	17,866		15,629		2,237		8,583
Multi-family portfolio (number of units)	2,551		1,081		1,470		—

Base rents. Base rents for the Same-Store Properties increased $7.5 million, or 1.9 percent, for 2017 as compared to 2016, due primarily to a $1.11 increase in average commercial office annual rents per square foot to $24.79 from $23.68 for 2017 as compared to 2016; partially offset by a 90 basis point decrease in the average same store percent leased of the office portfolio to 89.1 percent from 90.0 percent.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties increased $3.7 million, or 8.1 percent, for 2017 over 2016 due primarily to higher property expenses to recover in 2017.

Parking income. Parking income for the Same-Store Properties increased $3.3 million, or 32.9 percent, for 2017 as compared to 2016, due primarily to recording parking revenues, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such change in presentation resulting in minor period changes.

Other income. Other income for the Same-Store Properties decreased $1.1 million, or 26.4 percent, for 2017 as compared to 2016, due primarily to proceeds from a litigation settlement received in 2016.  Other income for the Acquired Properties increased $6.1 million, due primarily to increased lease breakage fees recognized in 2017.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $2.2 million, or 3.3 percent, for 2017 as compared to 2016, due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties decreased $0.6 million, or 1.5 percent, for 2017 as compared to 2016, due primarily to decreased electricity rates in 2017 as compared to 2016.

Operating Services. Operating services for the Same-Store Properties increased $5.1 million, or 6.7 percent, due primarily to an increase in maintenance and services costs of $2.2 million for 2017 as compared to 2016, an increase in salaries and related expenses of $1.1 million for 2017 as compared to 2016, as well as recording parking revenue, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such charge in presentation resulting in minor period charges.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $2.0 million, or 9.8 percent, for 2017 as compared to 2016, due primarily to decreased third party development and management activity in multi-family services in 2017 as compared to 2016.

Real estate services expense. Real estate services expense decreased $1.0 million, or 5.4 percent, for 2017 as compared to 2016, due primarily to decreased compensation and related costs.

General and administrative. General and administrative expenses decreased $1.8 million in 2017 as compared to 2016, due primarily to a decrease in salaries and related expenses.

Acquisition-related costs. The Company incurred transaction costs of $2.9 million in 2016 related to the Company’s property and joint venture acquisitions, which were expensed for the period.

Depreciation and amortization. Depreciation and amortization increased $23.1 million, or 17.2 percent, for 2017 over 2016.  This increase was due primarily to depreciation of $35.0 million in 2017 on the Acquired Properties, and an increase of $2.9 million for 2017 as compared to 2016 on the Same-Store Properties due to accelerated depreciation on buildings planning to be removed from service, partially offset by lower depreciation of $14.8 million in 2017 as compared to 2016 for properties sold or removed from service.

Interest expense. Interest expense decreased $1.3 million, or 1.7 percent, for 2017 as compared to 2016.  This decrease was primarily the result of lower average interest rates achieved on refinanced debt in late 2016, partially offset by increased debt balances in 2017.

Interest and other investment income. Interest and other investment income increased $0.6 million for 2017 over 2016, primarily as a result of a valuation mark-to-market loss for an interest rate swap recorded in 2016 with no similar loss in 2017.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $24.5 million, or 124.9 percent, for 2017 as compared to 2016.  The decrease was due primarily to a decrease in equity earnings income of $21.7 million from refinancing proceeds received in 2016 from the Company’s South Pier at Harborside venture in excess of its carrying value, with no similar activity in 2017, and an equity loss in 2017 of $5.2 million from the Company’s URL Harborside venture, which was placed in service in 2017 but is currently in the lease-up stage.

Gain on change of control of interests. In 2016, the Company recorded a gain on change of control of $15.3 million in connection with the acquisitions of the remaining interests of multifamily properties located in Malden and East Boston, Massachusetts.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net loss of $2.1 million in 2017, as compared to $68.7 million in net gains from dispositions in 2016.

Gain on sale of investment in unconsolidated joint venture. The Company recorded a $23.1 million gain on the sale in 2017 of its interests in certain joint ventures.  The Company also recorded a $5.7 million gain on the sale in 2016 of an unconsolidated joint venture property located in Weehawken, New Jersey.  See Note 3: Recent Transactions — Unconsolidated Joint Venture Activity — to the Financial Statements.

Gain (loss) from extinguishment of debt, net. In 2017, the Company recognized a loss from extinguishment of debt of $0.2 million due to the allocated costs as a result of the amendment of its revolving credit facility in 2017.  In 2016, the Company recognized a $6.9 million loss on early extinguishment of debt due to costs of the early repayment of certain Senior Unsecured Notes.  See Note 7 to the Financial Statements: Senior Unsecured Notes and Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans.

Net income (loss). Net income (loss) decreased to net income of $28.3 million in 2017 from net income of $113.5 million in 2016.  The decrease of approximately $85.2 million was due to the factors discussed above.

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

Construction Projects:

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the first quarter 2018.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92 million with development costs of $70.6 million incurred through September 30, 2017.  The Company has a construction loan with a maximum borrowing amount of $58 million (with $27.8 million outstanding as of September 30, 2017).  The Company does not expect to fund additional costs for the completion of the project as future development costs will be funded by using the loan financings.

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is expected to be ready for occupancy by second quarter 2018.  The construction of the project is estimated to cost $139.4 million, with development costs of $87.6 million incurred by the venture through September 30, 2017.  The venture has a $94 million construction loan (with $31 million outstanding as of September 30, 2017).  The Company does not expect to fund additional costs for the completion of the project as future development costs will be funded by using the loan financing.

In 2016, the Company commenced the repurposing of a former office property site in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million of which development costs of $45 million have been incurred through September 30, 2017, is expected to be ready for occupancy by the first quarter of 2018.  The project costs are expected to be funded primarily from a $42 million construction loan (with $22.7 million outstanding as of September 30, 2017).

In 2016, the Company started construction of a 296-unit multi-family project in East Boston, Massachusetts.  The project is expected to be ready for occupancy by first quarter 2018 and is estimated to cost $111.4 million of which development costs of $81 million have been incurred through September 30, 2017.  The remaining project costs are expected to be funded primarily from a $73 million construction loan (with $32 million outstanding as of September 30, 2017).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, which is expected to be ready for occupancy by first quarter 2018, is estimated to cost $125 million (of which development costs of $72.8 million have been incurred through September 30, 2017).  The project costs are expected to be funded primarily from a $78 million construction loan (with $37.8 million outstanding as of September 30, 2017).  The Company expects to fund $47 million for the development of the project, of which the Company has funded $34.4 million as of September 30, 2017.

The Company is developing a 310-unit multi-family project in Conshohocken, Pennsylvania, which began construction in third quarter 2016 with anticipated initial occupancy in first quarter 2020.  The project is estimated to cost $89.4 million (of which development costs of $22.9 million have been incurred through September 30, 2017).  The project costs are expected to be funded primarily through borrowings under the Company’s unsecured revolving credit facility.

On August 11, 2017,  the Company acquired an existing mortgage note receivable encumbering a vacant developable land parcel located in Jersey City, New Jersey (the “Land Property”) with a current principal balance of $44,695,187 (the “Land Note Receivable”).  The Land Note Receivable matures in July 2019 and earns interest at an annual rate of 5.85 percent which accrues monthly and is payable at maturity.  The Land Property is currently an unimproved land parcel which operates as a surface parking facility.  Additionally, the Company entered into an agreement to acquire the Land Property, subject to the Company’s ability to obtain all necessary development rights and entitlements to develop an apartment building on the land, and other related conditions to ensure that the Company can develop the project.  The purchase price is $73,000,000, subject to adjustment based on the level of development rights obtained for the construction of a multifamily apartment building.

REIT Restrictions:

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $71.9 million ($81.2 million, including units in the Operating Partnership, held by parties other than the General Partner) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the General Partner’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired in February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of September 30, 2017, 83 of the Company’s properties, with an aggregate carrying value of approximately $1.0 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of September 30, 2017, the Company had 132 unencumbered properties with a carrying value of $2.2 billion representing 88.7 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents increased by $57.2 million to $88.8 million at September 30, 2017, compared to $31.6 million at December 31, 2016.  This increase is comprised of the following net cash flow items:

(1)       $162.6 million provided by operating activities.

(2)       $504.7 million used in investing activities, consisting primarily of the following:

(a)     $19.3 million used for investments in unconsolidated joint ventures; plus

(b)     $543.4 million used for rental property acquisitions and related intangibles; plus

(c)     $67.8 million used for additions to rental property and improvements; plus

(d)     $47 million used for investments in notes receivable; plus

(e)     $201.5 million used for the development of rental property, other related costs and deposits; minus

(f)      $8 million decrease in restricted cash; minus

(g)     $241.4 million from proceeds from the sales of rental property; minus

(h)     $9.6 million received from repayments of notes receivables; minus

(i)      $107 million from proceeds from the sale of investment in unconsolidated joint venture; minus

(j)                  $4.7 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus

(k)     $3.6 million received from proceeds from investment receivable.

(3)       $399.2 million provided by financing activities, consisting primarily of the following:

(a)     $428 million from borrowings under the revolving credit facility; plus

(b)     $325 million from borrowings from the unsecured term loan; plus

(c)     $395.9 million from proceeds received from mortgages and loans payable; plus

(d)     $139 million from issuance of redeemable noncontrolling interests; minus

(e)     $714 million used for repayments of revolving credit facility; minus

(f)      $108.5 million used for repayments of mortgages, loans payable and other obligations; minus

(g)     $55.1 million used for payments of dividends and distributions; minus

(h)     $9.1 million used for payment of finance cost; minus

(i)      $2 million used for acquisition of noncontrolling interests.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2017:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,500,000	52.51%	3.48%		2.77
Fixed Rate Secured Debt	1,132,320	39.64%	4.39%		5.74
Variable Rate Secured Debt	224,357	7.85%	3.37%		1.38

Totals/Weighted Average:	$2,856,677	100.00%	3.87	% (b)	3.86
Adjustment for unamortized debt discount	(3,708)
Unamortized deferred financing costs	(13,783)
Total Debt, Net	$2,839,186

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.23 percent as of September 30, 2017, plus the applicable spread.

(b)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $2.6 million for the three and nine months ended September 30, 2017.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2017 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2017	$1,849	$250,000	$251,849	2.83%
2018	6,977	308,695	315,672	6.12%
2019	1,912	534,566	536,478	3.55%
2020	1,977	325,000	326,977	3.31%
2021	2,051	168,800	170,851	3.19%
Thereafter	6,811	1,242,647	1,249,458	3.89%
Sub-total	21,577	2,829,708	2,851,285	3.87
Adjustment for unamortized debt discount/premium, net as of September 30, 2017	(3,708)	—	(3,708)
Unamortized mark-to-market	5,392	—	5,392
Unamortized deferred financing costs	(13,783)	—	(13,783)
Totals/Weighted Average	$9,478	$2,829,708	$2,839,186	3.87	%(b)

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.23 percent as of September 30, 2017, plus the applicable spread.

(b)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $2.6 million for the three and nine months ended September 30, 2017.

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $825.0 million as of September 30, 2017) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loans, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of November 3, 2017, the Company had no outstanding borrowings under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2017.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the nine months ended September 30, 2017:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2017	89,696,713	10,488,105	100,184,818
Common units redeemed for common stock	148,661	(148,662)	(1)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,276	—	2,276
Restricted shares and common units issued	69,736	99,412	169,148
Cancellation of restricted shares	(3,810)	—	(3,810)

Outstanding at September 30, 2017	89,913,576	10,438,855	100,352,431

Share/Unit Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of September 30, 2017, the General Partner has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2016 and through November 3, 2017.

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

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of November 3, 2017.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of November 3, 2017.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $206 million of which the Company has agreed to guarantee up to $24.8 million.  As of September 30, 2017, the outstanding balance of such debt totaled $194.2 million of which $23.3 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of September 30, 2017:

		Payments Due by Period
		Less than 1	2 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$947,600	$275,288	$44,325	$344,325	$283,662	—
Unsecured revolving credit facility and term loans (a)	713,830	21,700	692,130	—	—	—
Mortgages, loans payable and other obligations (b)	1,449,825	83,950	514,697	225,125	594,607	$31,446
Payments in lieu of taxes (PILOT)	33,160	7,743	15,516	9,364	537	—
Ground lease payments	236,392	2,554	5,302	5,324	13,073	210,139
Other	1,655	—	1,655	—	—	—
Total	$3,382,462	$391,235	$1,273,625	$584,138	$891,879	$241,585

(a)         Interest payments assume LIBOR rate of 1.23 percent, which is the weighted average rate on this outstanding variable rate debt at September 30, 2017, plus the applicable spread.

(b)         Interest payments assume LIBOR rate of 1.23 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at September 30, 2017, plus the applicable spread.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) available to common shareholders	$38,054	$(8,541)	$20,603	$102,043
Add (deduct): Noncontrolling interests in Operating Partnership	4,413	(999)	2,412	11,947
Real estate-related depreciation and amortization on continuing operations (a)	57,231	52,371	172,144	147,872
Gain on sale of investment in unconsolidated joint venture	(10,568)	—	(23,131)	(5,670)
Gain on change of control of interests	—	—	—	(15,347)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(31,336)	17,053	2,112	(68,664)
Funds from operations available to common stock and Operating Partnership unitholders	$57,794	$59,884	$174,140	$172,181

(a)         Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interest, of $5,362 and $4,559 for the three months ended September 30, 2017 and 2016, respectively, and $15,607 and $13,948 for the nine months ended September 30, 2017 and 2016, respectively.  Excludes non-real estate-related depreciation and amortization of $505 and $305 for the three months ended September 30, 2017 and 2016, respectively, and $1,231 and $717 for the nine months ended September 30, 2017 and 2016, respectively.

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

Approximately $2.6 billion of the Company’s long-term debt as of September 30, 2017 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of September 30, 2017 ranged from LIBOR plus 187 basis points to LIBOR plus 950 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $2.2 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2017 would be approximately $90.0 million.

September 30, 2017
Debt,
including current portion	10/1/2017 -									Fair
($s in thousands)	12/31/2017	2018	2019	2020	2021	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$251,499	$237,113	$391,031	$326,977	$170,851	$1,249,458	$2,626,929	$(9,092)	$2,617,837	$2,604,465
Average Interest Rate	2.83%	6.70%	3.56%	3.31%	3.19%	3.89%			3.87%
Variable Rate	$350	$78,559	$145,447	$—	$—	$—	$224,356	$(3,007)	$221,349	$221,351

(a)  Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of September 30, 2017.

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

10.5	2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference).

10.6	First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.7

Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.8	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.9

Amended and Restated Mack-Cali Realty Corporation Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company’s Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.10	Mack-Cali Realty Corporation 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 Registration No. 333-188729, and incorporated herein by reference).

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

10.20

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

10.24

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.25

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

10.26

Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.27

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

10.31

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

10.32

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

10.69	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 5, 2011 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.70

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

10.71

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

10.74

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

10.75

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

10.76

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

10.95

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

10.97

Settlement and General Release Agreement dated March 1, 2014 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.118 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.98

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

10.103

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

10.110

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

10.113

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

10.119	Form of 2016 Time-Based Long-Term Incentive Plan Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

10.120	Form of 2016 Performance-Based Long-Term Incentive Plan Award Agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

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

10.122

Agreement of Purchase and Sale among M-C Broad A L.L.C. and M-C Broad C L.L.C., collectively, as Seller, and 125 Acquisition LLC, as Purchaser, dated as of March 10, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2016 and incorporated herein by reference).

10.123

Employment Agreement dated April 15, 2016 by and between Robert Andrew Marshall and Roseland Residential Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2016 and incorporated herein by reference).

10.124

Real Estate Sale Agreement by and between HUB Properties Trust and 111 River Realty L.L.C. dated April 22, 2016 (filed as Exhibit 10.145 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.125

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

10.126

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

10.127

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

10.132	Registration Rights Agreement dated March 10, 2017 (filed as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.133	Indemnity Agreement dated March 10, 2017 (filed as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

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

10.137

Amendment, dated as of April 4, 2017, to Executive Employment Agreement, dated as of June 3, 2015, by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2017 and incorporated herein by reference).

10.138

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: November 7, 2017	By:		/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: November 7, 2017	By:		/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
		By:	Mack-Cali Realty Corporation
its General Partner

Date: November 7, 2017			/s/ Michael J. DeMarco
	By:		Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: November 7, 2017	By:		/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and principal accounting officer)