Form 10-K
period 2017-12-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2018-02-21
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the Mack-Cali Realty Corporation was $2,424,863,956.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.  The registrant has no non-voting common stock.

As of February 16, 2018, 90,139,823 shares of common stock, $0.01 par value, of Mack-Cali Realty Corporation (“Common Stock”) were outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 130.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Mack-Cali Realty Corporation’s definitive proxy statement for fiscal year ended December 31, 2017 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 12, 2018 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2017.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended  December 31, 2017 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of December 31, 2017, the General Partner owned an approximate 89.6 percent common unit interest in the Operating Partnership. The remaining approximate 10.4 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

A Common Unit of the Operating Partnership and a share of common stock of the General Partner (the “Common Stock”) have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Company.  The General Partner owns a number of common units of the Operating Partnership equal to the number of issued and outstanding shares of the General Partner’s common stock.  Common unitholders (other than the General Partner) have the right to redeem their Common Units, subject to certain restrictions under the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), and agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance.  The redemption is required to be satisfied in shares of Common Stock of the General Partner, cash, or a combination thereof, calculated as follows:  one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each Common Unit.  The General Partner, in its sole discretion, determines the form of redemption of Common Units (i.e., whether a common unitholder receives Common Stock of the General Partner, cash, or any combination thereof).  If the General Partner elects to satisfy the redemption with shares of Common Stock of the General Partner as opposed to cash, the General Partner is obligated to issue shares of its Common Stock to the redeeming unitholder.  Regardless of the rights described above, the common unitholders may not put their units for cash to the Company or the General Partner under any circumstances.  With each such redemption, the General Partner’s percentage ownership in the Operating Partnership will increase. In addition, whenever the General Partner issues shares of its Common Stock other than to acquire Common Units, the General Partner must contribute any net proceeds it receives to the Operating Partnership and the Operating Partnership must issue to the General Partner an equivalent number of Common Units. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

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

•                  Note 2.               Significant Accounting Policies, where applicable;

•                  Note 14.        Redeemable Noncontrolling Interests;

•                  Note 15.       Mack-Cali Realty Corporation’s Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital;

•                  Note 16.        Noncontrolling Interests in Subsidiaries;

•                  Note 17.        Segment Reporting, where applicable; and

•                  Note 19.        Condensed Quarterly Financial Information (unaudited).

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

FORM 10-K

PART I

ITEM 1.                        BUSINESS

GENERAL

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively the “General Partner”), is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”).  The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.6 percent and 89.5 percent common unit interest in the Operating Partnership as of December 31, 2017 and December 31, 2016, respectively.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of December 31, 2017, the Company owned or had interests in 157 properties, consisting of 69 office and 70 flex properties, totaling approximately 17.7 million square feet, leased to approximately 900 commercial tenants and 18 multi-family rental properties containing 5,826 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of: (a) 142 wholly-owned or Company-controlled properties consisting of 65 office buildings and 67 flex buildings aggregating approximately 17.1  million square feet and 10 multi-family properties totaling 2,551 apartments, (collectively, the “Consolidated Properties”); and (b) four office properties totaling approximately 0.5 million square feet, eight multi-family properties totaling 3,275 apartments, two retail properties totaling 81,700 square feet and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2017, the Company’s core, stabilized office and flex properties included in the Consolidated Properties were 87.6 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date.  Leases that expired as of December 31, 2017 aggregate 343,217 square feet, or 2.0 percent of the net rentable square footage.  The Properties are located in six states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a three-year strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  As part of this plan, over the past two years, the Company sold or has contracted to sell multiple properties, primarily commercial office, which it believes do not meet its long-term goals.

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

BUSINESS STRATEGIES

Operations

Reputation: The Company has established a reputation as a highly-regarded landlord with an emphasis on delivering quality customer service in buildings it owns and/or manages.  The Company believes that its continued success depends in part on enhancing its reputation as an operator of choice, which will facilitate the retention of current tenants and residents and the attraction of new tenants and residents.  The Company believes it provides a superior level of service to its customers that is an important factor in working to achieve positive leasing results as well as improving tenant retention.

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

The Company continually reviews its portfolio and opportunities to divest office and office/flex properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate or can be sold at attractive prices when market conditions are favorable.  The Company anticipates continuing to redeploy the proceeds from sales of office and office/flex properties to develop, redevelop and acquire multi-family rental properties, as well as reposition certain office properties into multi-family/mixed use properties, in its core Northeast sub-markets as part of its overall strategy to reposition its portfolio from office and office/flex to a mix of office, office/flex and multi-family rental properties.

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

Property Sales: While management’s principal intention is to own and operate its properties on a long-term basis, it periodically assesses the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located.  The Company continually reviews its portfolio and opportunities to divest properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or can be sold at attractive prices when market conditions are favorable.  Consistent with its three-year strategic initiative announced in late 2015, the Company completed the sales of rental property for aggregate gross sales proceeds of $415.6 million during 2017 and $688.5 million during 2016.

Financial

The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio.  As of December 31, 2017 and 2016, the Company’s total debt constituted approximately 47 percent and 42 percent of total undepreciated assets of the Company, respectively.  The increase in this ratio in 2017 was primarily the result of debt-funded net investments in development projects and acquisitions during the year.  Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances.  The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, joint venture capital, and short-term and long-term borrowings (including draws on the Company’s unsecured revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2017, the Company had approximately 439 full-time employees.

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

INDUSTRY SEGMENTS

The Company operates in two industry segments:  (i) commercial and other real estate and (ii) multi-family real estate and services.  As of December 31, 2017, the Company does not have any foreign operations and its business is not seasonal.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

SIGNIFICANT TENANTS

As of December 31, 2017, no tenant accounted for more than 10 percent of the Company’s consolidated revenues.

RECENT DEVELOPMENTS

Management Changes

On April 5, 2017, the Company announced that Michael J. DeMarco would be assuming the title of chief executive officer of the Company and Mitchell Rudin, formerly the chief executive officer, was being named the vice chairman of the Company effective April 4, 2017.  Mr. DeMarco had joined the Company in 2015 as the president and chief operating officer.

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer and Nicholas Hilton as executive vice president of leasing of the General Partner. Mr. Smetana will begin to perform his duties as chief financial officer and Anthony Krug shall cease to serve as chief financial officer immediately following the filing of this Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug will remain an employee of the General Partner and will provide transition services through March 31, 2018.  Mr. Hilton’s employment commenced on February 12, 2018 following the departure of Christopher DeLorenzo.

Acquisitions

During the year ended December 31, 2017, the Company acquired nine office properties totaling 1,392,500 square feet, for a total of approximately $394.6 million, which were funded using available cash, a new mortgage loan and borrowings under the Company’s unsecured revolving credit facility.

Dispositions

During the year ended December 31, 2017, the Company disposed of 60 office properties and two ground leased land properties in New Jersey and New York for net sales proceeds of approximately $399.3 million, with net gains of approximately $14.7 million from the dispositions.

In February 2018, the Company disposed of an office property in New Jersey for net sales proceeds of approximately $25.9 million.

Joint Venture Activity

During the year ended December 31, 2017, the Company increased its interest in the following unconsolidated joint venture entities: Plaza VIII & IX Associates L.L.C. that owns a development site in Jersey City, New Jersey through the issuance of preferred limited partnership units of the Operating Partnership valued at $42.8 million and approximately $14.3 million in cash; and RoseGarden Monaco Holdings, L.L.C. that owns a 523-unit operating multi-family property, Monaco Towers in Jersey City, New Jersey, through the issuance of preferred limited partnership units of the Operating Partnership valued at $9.1 million, approximately $130.9 million in cash, and $171.2 million in assumed debt. The results of these transactions increased the Company’s interests in the joint ventures to 100 percent.

During the year ended December 31, 2017, the Company in separate transactions, sold its unconsolidated joint venture interests in: KPG-P 100 IMW JV, LLC, Keystone-Penn and Keystone-Tristate that own operating properties located in Philadelphia, Pennsylvania for an aggregate price of $9.7 million; Elmajo Urban Renewal Associates, LLC and Estuary Urban Renewal Unit B, LLC that own operating multi-family properties located in Weehawken, New Jersey for $5.1 million; the KPG-MCG Curtis joint venture that owns an operating property located in Philadelphia, Pennsylvania for $102.5 million, which included the retirement of the Company’s share in a mortgage payable of $75 million; and terminated its joint venture agreement in RoseGarden Monaco, L.L.C.  As a result, the Company recognized gain on sale of investments in unconsolidated joint ventures of $23.1 million for the year.

Development Activity

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the first quarter 2018.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92.7 million with development costs of $86.9 million incurred through December 31, 2017.

In 2015, the Company entered into a 90-percent owned consolidated joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project, which is estimated to cost $139.4 million (of which development costs of $101.7 million incurred by the venture through December 31, 2017), is expected to be ready for occupancy by second quarter 2018.

In 2016, the Company commenced the repurposing of a former office property site located at 250 Johnson Road in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million (of which development costs of $53.9 million have been incurred through December 31, 2017), is expected to be ready for occupancy by the first quarter 2018.

In 2016, the Company started construction of a 296-unit multi-family project known as Portside 5/6 in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million (of which development costs of $101.3 million have been incurred through December 31, 2017).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, known as Port Imperial South 11, which is expected to be ready for occupancy by second quarter 2018, is estimated to cost $125 million (of which development costs of $83.6 million have been incurred through December 31, 2017).

Operations

Of the Company’s core office markets, most have recently shown signs of rental rate improvement while the leased percentage has declined or stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties was 87.6 percent at December 31, 2017, as compared to 90.6 percent at December 31, 2016 and 89.1 percent at December 31, 2015 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of

December 31, 2017, 2016 and 2015 aggregate 343,217, 151,655 and 69,522 square feet, respectively, or 2.0, 0.7 and 0.3 percentage of the net rentable square footage, respectively.  With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  With the expirations of existing leases exceeding the amount of new leasing recently, the Company believes that the leased percentage in its office portfolio will continue to decline in 2018.  Although the Company has recently achieved positive rental rate activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2018 and beyond and if the expirations continue to exceed new leasing, the Company will receive less revenue from the same space.

FINANCING ACTIVITY

During the year ended December 31, 2017, the Company obtained new mortgage debt aggregating approximately $401.3 million, collateralized by eight properties, with effective interest rates ranging from 3.74 percent to 4.48 percent. In addition, in April 2017, the Company assumed mortgage debt of $170.4 million in connection with the consolidation of all the interests in Monaco Towers. On September 29, 2017, the Company retired mortgage debt of $75 million pursuant to the sale of its equity interest in a joint venture.  On January 8, 2018, the Company prepaid mortgage debt of approximately $209 million that encumbered the Company’s property at Harborside Plaza 5, for which it incurred costs of approximately $8.4 million.

In January 2017, the Company closed on a renewal and extension of the Company’s existing $600 million unsecured revolving facility and a new $325 million unsecured term loan. The $600 million credit facility carries an interest rate equal to LIBOR plus 120 basis points and a facility fee of 25 basis points.  The facility has a term of four years with two six-month extension options.  The new $325 million term loan can be drawn over time within 12 months of closing with no requirement to be drawn in full.  The loan carries an interest rate equal to LIBOR plus 140 basis points and a ticking fee of 25 basis points on any undrawn balance during the first 12 months after closing.  The term loan matures in three years with two one-year extension options.  The interest rate on the revolving credit facility and new term loan and the facility fee on the revolving credit facility are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings, or at the Company’s option, based on a defined leverage ratio.  On March 29, 2017, the Company executed interest rate swap arrangements to fix LIBOR with an aggregate average rate of 1.6473% for the swaps and a current aggregate fixed rate of 3.0473% on borrowings under the new term loan.

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019. See further discussion in Note 14: Redeemable Noncontrolling Interests.

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

•                  forward-looking financial and operational information, including information relating to future development projects, potential acquisitions or dispositions, leasing activities, capitalization rates, and projected revenue and income;

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

Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions.  For instance, 17.6 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial industry, 11.6 percent from tenants in the Insurance Carriers and Related Activities industry and 10.0 percent from tenants in the Credit Intermediation and Related Activities industry.  Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “IRS Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom the Operating Partnership issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  These restrictions expired in February 2016.  Upon the expiration of such restrictions we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals.  80 of our properties, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

We may not be able to dispose of non-core office assets within our anticipated timeframe or at favorable prices: The Company is considering that it may sell over time properties at total estimated sales proceeds of up to $387 million.  While we intend to dispose of these properties opportunistically over time, there can be no assurance that these dispositions will be completed during the three year period of our strategic initiative.  In addition, market conditions will impact our ability to dispose of these properties, and there can be no assurance that we will be successful in disposing of these properties for their estimated sales prices.  A failure to dispose of these properties for their estimated market values as planned could have a material adverse effect on our ability to finance our acquisition and development plans.

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

Repositioning the Company’s office portfolio may result in impairment charges or less than expected returns on office properties: There can be no assurance that the Company, as it seeks to reposition a portion of its portfolio from office to the multi-family rental sector will be able to sell office properties and purchase multi-family rental properties at prices that in the aggregate are profitable for the Company or are efficient use of its capital or that would not result in a reduction of the Company’s cash flow. Because real estate investments are relatively illiquid, it also may be difficult for the Company to promptly sell its office properties that are held or may be designated for sale promptly or on favorable terms, which could have a material adverse effect on the Company’s financial condition.  In addition, as the Company identifies non-core office properties that may be held for sale or that it intends to hold for a shorter period of time than previously, it may determine that the carrying value of a property is not recoverable over the anticipated holding period of the property.  As a result, the Company may incur impairment charges for certain of these properties to reduce their carrying values to the estimated fair market values.  Moreover, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may be subject to a Federal income tax on gain from sales of properties due to limitations in the IRS Code and related regulations on a real estate investment trust’s ability to sell properties.  The Company intends to structure its property dispositions in a tax-efficient manner and avoid the prohibition in the IRS Code against a real estate investment trust holding properties for sale.  There is no guaranty, however, that such dispositions can be achieved without the imposition of federal income tax on any gain recognized.

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

As of December 31, 2017, we had total outstanding indebtedness of $2.8 billion comprised of $569 million of senior unsecured notes, borrowings of $672 million under unsecured term loans, outstanding borrowings of $150 million under our unsecured revolving credit facility and approximately $1.4 billion of mortgages, loans payable and other obligations.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

•                  if we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases; and

•                  foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the real estate investment trust distribution requirements of the IRS Code.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2017, outstanding borrowings of approximately $150 million under our unsecured revolving credit facility and approximately $232 million of our mortgage indebtedness bear interest at variable rates.  We may incur additional indebtedness in the future that bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

We are dependent on external sources of capital for future growth: To qualify as a real estate investment trust under the IRS Code, the General Partner must distribute to its shareholders each year at least 90 percent of its net taxable income, excluding any net capital gain. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs, including for acquisitions and developments, from income from operations.  Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all.  Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings.  Moreover, additional equity offerings may result in substantial dilution of our shareholders’ interests, and additional debt financing may substantially increase our leverage.

Adverse changes in our credit ratings could adversely affect our business and financial condition: The credit ratings assigned to our senior unsecured notes by nationally recognized statistical rating organizations (the “NRSROs”) are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the NRSROs in their rating analyses of us.  These ratings and similar ratings of us and any debt or preferred securities we may issue are subject to ongoing evaluation by the NRSROs, and we cannot assure you that any such ratings will not be changed by the NRSROs if, in their judgment, circumstances warrant.  Our credit ratings can affect the amount of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing.  See “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations - Executive Overview” for a discussion of the Company’s current credit ratings.”

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

We are dependent upon key personnel for strategic business direction and real estate experience, including our chief executive officer, chief financial officer, chief investment officer, general counsel, executive vice president of leasing, chairman of Roseland and president and chief operating officer of Roseland.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  We do not have key man life insurance for our key personnel.  In addition, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may become increasingly dependent on non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

Certain provisions of Maryland law and the General Partner’s charter and bylaws could hinder, delay or prevent changes in control.

Certain provisions of Maryland law and General Partner’s charter and bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control.  These provisions include the following:

Classified Board of Directors: The General Partner’s Board of Directors was previously divided into three classes with staggered terms of office of three years each.  At the 2015 annual meeting of stockholders, stockholders approved amendments to the General Partner’s charter and bylaws to declassify its Board of Directors over a three year period from 2015 through 2017 such that each director whose term expired at the annual meeting of stockholders in 2015 through 2017 would be elected to hold office until the next annual meeting of stockholders following their election, instead of the third-succeeding annual meeting, and until their successors are elected and qualify.  Effective at the 2017 annual meeting of stockholders, the General Partner’s Board of Directors was fully declassified.  However, Maryland law permits a board of directors to classify itself at any time, and the General Partner’s Board of Directors has reserved the right to do so under Maryland law.  The classification of the General Partner’s Board of Directors would make it more difficult for a third party to gain control of the General Partner’s Board of Directors.  At least two annual meetings of stockholders, instead of one, generally would be required to affect a change in a majority of the General Partner’s Board of Directors.

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

Ownership Limit: In order to preserve the General Partner’s status as a real estate investment trust under the IRS Code, its charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8 percent of its outstanding capital stock unless its Board of Directors waives or modifies this ownership limit.

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

The enactment of significant new tax legislation, generally effective for tax years beginning after December 31, 2017, could have a material and adverse effect on us and the market price of our shares.

A bill informally titled the Tax Cuts and Jobs Act and signed into law by the President on December 22, 2017 (the “Tax Reform Act”) makes significant changes to the IRS Code, including changes that impact REITs and their shareholders, among others.   In particular, the Tax Reform Act reduces the maximum corporate tax rate from 35% to 21%.  In addition, for tax years beginning before January 1, 2026, the Tax Reform Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of “qualified REIT dividends”, which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income.  These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full.  However, by reducing the corporate tax rate, it is possible that the Tax Reform Act will nevertheless reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions. Although certain changes to the IRS Code are generally advantageous to REITs and their shareholders, the full ramifications of the Tax Reform Act remains unclear and will likely remain unclear for an indeterminate period of time. Key provisions of the Tax Reform Act that could impact us and the market price of our shares include:

•                  temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate is reduced from 39.6% to 37% (through tax years beginning before January 1, 2026), while eliminating miscellaneous itemized deductions and limiting state and local tax deductions;

•                  reducing the maximum corporate income tax rate from 35% to 21%, which reduces, but does not eliminate, the competitive advantage that REITs enjoy relative to non-REIT corporations;

•                  permitting (subject to certain limitations) a deduction for certain pass-through business income, including, as noted above, dividends received by our shareholders that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts, generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends, if the deduction is allowed in full (through tax years beginning before January 1, 2026);

•                  reducing the highest rate of withholding with respect to our distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•                  limiting our deduction for net operating losses to 80% of taxable income (prior to the application of the dividends paid deduction), where taxable income is determined without regarding to the net operating loss deduction itself, and generally eliminating net operating loss carrybacks and allowing unused net operating losses to be carried forward indefinitely;

•                  amending the limitation on the deduction of net interest expense for all businesses, other than certain electing real estate businesses (which could adversely affect any of our taxable REIT subsidiaries (each, a “TRS”), including any new TRS that we may form);

•                  expanding the ability of businesses to deduct the cost of certain purchases of property in the year in which such property is purchased; and

•                  eliminating the corporate alternative minimum tax.

In addition to the foregoing, the Tax Reform Act may impact our tenants, the real estate market, and the overall economy, which may have an effect on us.  It is not possible to state with certainty at this time the effect of the Tax Reform Act on us and on an investment in our shares.

Consequences of the General Partner’s failure to qualify as a real estate investment trust could adversely affect our financial condition.

Failure to maintain ownership limits could cause the General Partner to lose its qualification as a real estate investment trust: In order for the General Partner to maintain its qualification as a real estate investment trust under the IRS Code, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the IRS Code to include certain entities).  The General Partner has limited the ownership of its outstanding shares of common stock by any single stockholder to 9.8 percent of the outstanding shares of its common stock.  Its Board of Directors could waive this restriction if it was satisfied, based upon the advice of tax counsel or otherwise, that such action would be in the best interests of the General Partner and its stockholders and would not affect its qualification as a real estate investment trust under the IRS Code.  Common stock acquired or transferred in breach of the limitation may be redeemed by us for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of the General Partner.  The General Partner may elect to redeem such shares of common stock for Units, which are nontransferable except in very limited circumstances.  Any transfer of shares of common stock which, as a result of such transfer, causes the General Partner to be in violation of any ownership limit, will be deemed void.  Although the General Partner currently intends to continue to operate in a manner which will enable it to continue to qualify as a real estate investment trust under the IRS Code, it is possible that future economic, market, legal, tax or other considerations may cause its Board of Directors to revoke the election for the General Partner’s to qualify as a real estate investment trust.  Under the General Partner’s organizational documents, its Board of Directors can make such revocation without the consent of its stockholders.

In addition, the consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) the Operating Partnership with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets.  As of February 16, 2018, the General Partner, owns approximately 89.8 percent of the Operating Partnership’s outstanding common partnership units.

Tax liabilities as a consequence of failure to qualify as a real estate investment trust: The General Partner has elected to be treated and have operated so as to qualify as a real estate investment trust for federal income tax purposes since the General Partner’s taxable year ended December 31, 1994.  Although the General Partner believes it will continue to operate in such manner, it cannot guarantee that it will do so.  Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and some on a quarterly basis) established under highly technical and complex tax provisions of the IRS Code.  Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, the General Partner cannot assure you that it will qualify as a real estate investment trust for any taxable year.

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

A loss the General Partner’s status as a real estate investment trust could have an adverse effect on us.  Failure to qualify as a real estate investment trust also would eliminate the requirement that the General Partner pay dividends to its stockholders.  In addition, any such dividends that the General Partner does pay to its stockholders would not constitute qualified REIT dividends and would accordingly not qualify for a deduction of up to 20 percent.

Other tax liabilities: Even if the General Partner qualifies as a real estate investment trust under the IRS Code, its subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state and local taxes.  From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and amount of such increase.  These actions could adversely affect our financial condition and results of operations. In addition, our taxable REIT subsidiaries will be subject to federal, state and local income tax for income received in connection with certain non-customary services performed for tenants and/or third parties.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

PROPERTY LIST

As of December 31, 2017, the Company’s Consolidated Properties consisted of 132 in-service commercial office and flex properties, as well as 10 multi-family properties.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 17.1 million square feet of commercial space and 2,551 apartments with the individual commercial properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Company’s commercial tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

			Percentage	2017		2017	2017
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/17	($000’s)	of Total 2017	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

BERGEN COUNTY
Fort Lee
One Bridge Plaza	1981	200,000	84.2%	4,546	1.00	27.00	24.12
2115 Linwood Avenue	1981	68,000	87.4%	1,492	0.33	25.11	19.74
Paramus
650 From Road	1978	348,510	75.6%	5,868	1.29	22.29	19.64

ESSEX COUNTY
Borough of Roseland
75 Livingston Avenue	1985	94,221	69.4%	1,346	0.29	20.60	16.40
Short Hills
150 J.F. Kennedy Parkway	1980	247,476	84.8%	7,178	1.57	34.21	26.93
51 J.F. Kennedy Parkway (g)	1988	260,741	98.0%	11,047	2.42	52.43	47.00
101 J.F. Kennedy Parkway (g)	1981	197,196	100.0%	6,780	1.49	41.69	37.80
103 J.F. Kennedy Parkway (g)	1981	123,000	100.0%	4,194	0.92	41.35	35.87

HUDSON COUNTY
Hoboken
111 River Street	2002	566,215	90.4%	26,336	5.77	51.47	49.40
Jersey City
Harborside Plaza 1	1983	400,000	49.4%	11,211	2.46	56.74	51.13
Harborside Plaza 2	1990	761,200	68.1%	16,704	3.66	32.22	27.18
Harborside Plaza 3 (c)	1990	725,600	84.9%	22,615	4.96	36.71	32.67
Harborside Plaza 4-A	2000	207,670	98.6%	6,689	1.47	32.65	27.00
Harborside Plaza 5	2002	977,225	93.8%	35,308	7.74	38.52	34.17
101 Hudson Street	1992	1,246,283	100.0%	39,183	8.59	31.44	27.33

Office Properties

(Continued)

			Percentage	2017		2017	2017
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/17	($000’s)	of Total 2017	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

MERCER COUNTY
Hamilton Township
3 AAA Drive	1981	35,270	62.2%	781	0.17	35.61	29.50
600 Horizon Drive	2002	95,000	100.0%	1,151	0.25	12.12	9.37
700 Horizon Drive	2007	120,000	100.0%	2,537	0.56	21.14	18.80
2 South Gold Drive	1974	33,962	72.0%	591	0.13	24.16	20.85

Princeton
100 Overlook Center	1988	149,600	89.6%	3,872	0.85	28.89	25.21
5 Vaughn Drive	1987	98,500	48.2%	1,443	0.32	30.38	25.96

MIDDLESEX COUNTY
Edison
333 Thornall Street	1984	196,128	96.2%	5,622	1.23	29.81	26.80
343 Thornall Street	1991	195,709	97.5%	6,070	1.33	31.82	27.17
Iselin
101 Wood Avenue South	1990	262,841	100.0%	8,499	1.86	32.34	28.73
Plainsboro
500 College Road East (f)(h)	1984	158,235	76.1%	2,538	0.56	21.08	17.40
Woodbridge
581 Main Street	1991	200,000	51.3%	2,752	0.60	26.84	22.98

MONMOUTH COUNTY
Holmdel
23 Main Street	1977	350,000	100.0%	4,536	0.99	12.96	9.68
Middletown
One River Centre Bldg 1	1983	122,594	95.4%	2,969	0.65	25.38	21.81
One River Centre Bldg 2	1983	120,360	100.0%	2,959	0.65	24.58	20.26
One River Centre Bldg 3 and 4	1984	214,518	56.0%	3,488	0.75	29.04	26.07
Neptune
3600 Route 66	1989	180,000	100.0%	4,365	0.96	24.25	18.83
Red Bank
100 Schultz Drive (g)	1989	100,000	57.4%	1,350	0.30	24.20	18.19
200 Schultz Drive (g)	1988	102,018	53.9%	1,356	0.30	25.36	20.28
Wall Township
1305 Campus Parkway	1988	23,350	92.4%	503	0.11	23.33	19.76
1350 Campus Parkway	1990	79,747	99.9%	943	0.21	11.84	11.75

MORRIS COUNTY
Florham Park
325 Columbia Turnpike	1987	168,144	99.3%	3,688	0.81	22.08	18.14
Madison
1 Giralda Farms (g)	1982	154,417	100.0%	4,045	0.89	31.77	27.96
7 Giralda Farms (g)	1997	236,674	62.6%	3,569	0.78	29.21	25.19
Morris Plains
201 Littleton Road	1979	88,369	43.6%	843	0.18	21.86	17.08
Parsippany
4 Campus Drive	1983	147,475	84.3%	2,533	0.55	20.38	16.20
6 Campus Drive	1983	148,291	81.1%	2,903	0.64	24.13	20.33
7 Campus Drive	1982	154,395	95.0%	3,197	0.70	21.81	18.64
8 Campus Drive	1987	215,265	75.7%	3,906	0.86	23.96	19.32
9 Campus Drive	1983	156,495	87.8%	2,765	0.61	20.12	15.84
2 Dryden Way	1990	6,216	100.0%	99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	78.7%	5,882	1.29	30.09	26.06

Office Properties

(Continued)

			Percentage		2017		2017	2017
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/17		($000’s)	of Total 2017	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

2 Hilton Court	1991	181,592	100.0%		6,525	1.43	35.93	32.84
1 Sylvan Way	1989	150,557	81.7%		3,608	0.79	29.35	26.35
5 Sylvan Way	1989	151,383	94.2%		3,684	0.81	25.84	22.76
7 Sylvan Way (c)	1987	145,983	70.8%		1,415	0.31	13.70	10.33
20 Waterview Boulevard (h)	1988	225,550	73.8%		3,442	0.75	20.69	17.33
35 Waterview Boulevard (h)	1990	172,498	93.2%		4,295	0.94	26.70	24.46
5 Wood Hollow Road	1979	317,040	100.0%		6,148	1.35	19.39	15.06

SOMERSET COUNTY
Bridgewater
721 Route 202/206 (h)	1989	192,741	7.5%		1,644	0.36	113.69	94.88

Total New Jersey Office		12,522,734	84.4	% (k)	323,013	70.81	31.15	27.14

NEW YORK

WESTCHESTER COUNTY
Elmsford
100 Clearbrook Road (c)	1975	60,000	79.3%		836	0.18	17.57	16.63
Hawthorne
1 Skyline Drive	1980	20,400	99.0%		404	0.09	20.00	19.55
2 Skyline Drive	1987	30,000	100.0%		542	0.12	18.07	13.80
7 Skyline Drive	1987	109,000	83.6%		2,436	0.53	26.74	22.67
17 Skyline Drive (f)	1989	85,000	100.0%		1,933	0.42	22.74	22.29
White Plains
1 Barker Avenue	1975	68,000	87.2%		1,563	0.34	26.36	22.09
3 Barker Avenue	1983	65,300	70.9%		1,193	0.26	25.77	23.27
50 Main Street	1985	309,000	75.5%		7,506	1.66	32.17	27.33
11 Martine Avenue	1987	180,000	65.8%		3,837	0.84	32.37	25.72
Yonkers
1 Executive Boulevard	1982	112,000	76.9%		2,275	0.50	26.40	23.96
3 Executive Boulevard	1987	58,000	93.1%		1,461	0.32	27.07	24.53

Total New York Office		1,096,700	79.5	% (k)	23,986	5.26	27.52	23.82

TOTAL OFFICE PROPERTIES		13,619,434	84.0	% (k)	346,999	76.07	30.88	26.89

Office/Flex Properties

			Percentage	2017		2017	2017
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/17	($000’s)	of Total 2017	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

MERCER COUNTY
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0%	149	0.03	11.22	7.23
200 Horizon Drive	1991	45,770	85.3%	624	0.14	15.98	14.16
300 Horizon Drive	1989	69,780	95.7%	910	0.20	13.62	10.51
500 Horizon Drive	1990	41,205	71.4%	426	0.09	14.48	12.17

MONMOUTH COUNTY
Wall Township
1325 Campus Parkway	1988	35,000	100.0%	612	0.14	17.49	14.54
1340 Campus Parkway	1992	72,502	83.5%	928	0.20	15.34	13.30
1345 Campus Parkway	1995	76,300	77.1%	815	0.18	13.86	12.96
1433 Highway 34	1985	69,020	94.1%	719	0.16	11.07	8.30
1320 Wyckoff Avenue	1986	20,336	100.0%	239	0.05	11.75	10.18
1324 Wyckoff Avenue	1987	21,168	92.7%	188	0.04	9.58	7.29

Total New Jersey Office/Flex		464,356	87.8%	5,610	1.23	13.76	11.46

Office/Flex Properties

(Continued)

			Percentage	2017		2017	2017
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/17	($000’s)	of Total 2017	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW YORK

WESTCHESTER COUNTY
Elmsford
11 Clearbrook Road	1974	31,800	100.0%	510	0.11	16.04	14.59
75 Clearbrook Road	1990	32,720	100.0%	463	0.10	14.15	14.15
125 Clearbrook Road	2002	33,000	100.0%	611	0.13	18.52	13.55
150 Clearbrook Road	1975	74,900	100.0%	874	0.19	11.67	10.29
175 Clearbrook Road	1973	98,900	94.5%	1,586	0.35	16.97	15.45
200 Clearbrook Road	1974	94,000	99.8%	1,317	0.29	14.03	12.83
250 Clearbrook Road	1973	155,000	97.1%	1,564	0.34	10.39	8.94
50 Executive Boulevard	1969	45,200	28.9%	142	0.03	10.85	8.10
77 Executive Boulevard	1977	13,000	100.0%	254	0.06	19.54	18.38
85 Executive Boulevard	1968	31,000	31.2%	177	0.04	18.32	8.38
300 Executive Boulevard	1970	60,000	77.2%	697	0.15	15.05	13.76
350 Executive Boulevard	1970	15,400	99.4%	230	0.05	15.03	12.81
399 Executive Boulevard	1962	80,000	100.0%	1,137	0.25	14.21	13.64
400 Executive Boulevard	1970	42,200	100.0%	558	0.12	13.22	10.02
500 Executive Boulevard	1970	41,600	88.3%	699	0.15	19.03	17.26
525 Executive Boulevard	1972	61,700	97.9%	1,175	0.26	19.46	17.19
1 Westchester Plaza	1967	25,000	100.0%	379	0.08	15.16	14.80
2 Westchester Plaza	1968	25,000	96.1%	401	0.09	16.70	13.12
3 Westchester Plaza	1969	93,500	100.0%	1,570	0.35	16.79	14.74
4 Westchester Plaza	1969	44,700	100.0%	742	0.16	16.60	13.51
5 Westchester Plaza	1969	20,000	100.0%	324	0.07	16.20	13.80
6 Westchester Plaza	1968	20,000	87.8%	274	0.06	15.60	13.95
7 Westchester Plaza	1972	46,200	100.0%	830	0.18	17.97	16.00
8 Westchester Plaza	1971	67,200	96.6%	1,195	0.26	18.40	15.31
Hawthorne
200 Saw Mill River Road	1965	51,100	84.7%	703	0.15	16.24	14.00
4 Skyline Drive	1987	80,600	100.0%	1,377	0.30	17.08	14.11
5 Skyline Drive	1980	124,022	99.8%	1,780	0.39	14.38	12.67
6 Skyline Drive	1980	44,155	100.0%	796	0.17	18.03	14.88
8 Skyline Drive	1985	50,000	19.6%	318	0.07	32.45	26.53
10 Skyline Drive	1985	20,000	100.0%	334	0.07	16.70	14.90
11 Skyline Drive (f)	1989	45,000	100.0%	1,001	0.22	22.24	21.38
12 Skyline Drive (f)	1999	46,850	85.1%	638	0.14	16.01	14.00
15 Skyline Drive (f)	1989	55,000	68.0%	840	0.19	22.47	19.37
Yonkers
100 Corporate Boulevard	1987	78,000	98.3%	1,817	0.40	23.70	22.56
200 Corporate Boulevard South	1990	84,000	86.0%	1,297	0.28	17.96	15.31
4 Executive Plaza	1986	80,000	100.0%	1,658	0.36	20.73	17.71
6 Executive Plaza	1987	80,000	100.0%	1,720	0.38	21.50	19.49
1 Odell Plaza	1980	106,000	94.3%	1,721	0.38	17.21	15.34
3 Odell Plaza	1984	71,065	100.0%	1,781	0.39	25.06	22.95

Office/Flex Properties (continued)

and Industrial/Warehouse, Retail Properties, and Land Leases

			Percentage		2017		2017	2017
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/17		($000’s)	of Total 2017	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

5 Odell Plaza	1983	38,400	99.6%		662	0.16	17.30	16.12
7 Odell Plaza	1984	42,600	100.0%		728	0.16	17.09	14.11

Total New York Office/Flex		2,348,812	92.3%		36,880	8.08	17.01	14.98

CONNECTICUT

FAIRFIELD COUNTY
Stamford
419 West Avenue	1986	88,000	100.0%		1,592	0.35	18.09	16.76
500 West Avenue	1988	25,000	100.0%		494	0.11	19.76	15.84
550 West Avenue	1990	54,000	13.0%		369	0.08	52.71	48.86
600 West Avenue	1999	66,000	100.0%		248	0.05	3.76	3.47
650 West Avenue	1998	40,000	100.0%		689	0.15	17.23	14.90

Total Connecticut Office/Flex		273,000	82.8%		3,392	0.74	15.01	13.44

TOTAL OFFICE/FLEX PROPERTIES		3,086,168	90.8%		45,882	10.05	16.38	14.34

NEW YORK

WESTCHESTER COUNTY
Elmsford
1 Warehouse Lane (f)	1957	6,600	100.0%		113	0.02	17.12	16.06
2 Warehouse Lane (f)	1957	10,900	100.0%		163	0.04	14.95	13.76
3 Warehouse Lane (f)	1957	77,200	100.0%		432	0.10	5.60	5.39
4 Warehouse Lane (f)	1957	195,500	97.0%		2,232	0.49	11.77	10.28
5 Warehouse Lane (f)	1957	75,100	97.1%		970	0.21	13.30	12.29
6 Warehouse Lane (f)	1982	22,100	100.0%		555	0.12	25.11	24.43

Total Industrial/Warehouse Properties		387,400	97.9%		4,465	0.98	11.77	10.70

NEW JERSEY

HUDSON COUNTY
Weehawken
100 Avenue at Port Imperial	2016	8,400	100.0%		227	0.05	27.02	25.71
500 Avenue at Port Imperial	2013	16,736	55.8%		359	0.08	38.46	36.21

Total New Jersey Retail Properties		25,136	70.6%		586	0.13	33.04	31.24

NEW YORK

WESTCHESTER COUNTY
Tarrytown
230 White Plains Road (h)	1984	9,300	100.0%		335	0.07	36.02	33.66
Yonkers
2 Executive Boulevard	1986	8,000	100.0%		305	0.07	38.13	37.63

Total New York Retail Properties		17,300	100.0	%(k)	640	0.14	36.99	35.49

Total Retail Properties		42,436	82.6%		1,226	0.27	34.99	33.34

Land Leases

(continued)

			Percentage		2017		2017	2017
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/17		($000’s)	of Total 2017	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

MORRIS COUNTY
Hanover
Wegmans Land Lease	—	—	—		1,711	0.38	—	—

Total Land Leases		—	—		1,711	0.38	—	—

TOTAL COMMERCIAL PROPERTIES		17,135,438	87.6	%(k)	400,283	87.75	27.09	23.64

Multi-Family Properties

		Net		Percentage	2017	Percentage	2017
		Rentable		Leased	Base	of Total	Average
		Commercial		as of	Rent	2017	Base Rent
	Year	Area	Number	12/31/17	($000’s)	Base Rent	Per Home
	Built	(Sq. Ft.)	of Units	(%) (a)	(b) (c)	(%)	($) (c) (i)

NEW JERSEY

HUDSON COUNTY
Jersey City
RoseGarden Monaco (g)	2011	—	523	96.0	15,530	3.40	3,447

MIDDLESEX COUNTY
New Brunswick
Richmond Court	1997	—	82	92.7	1,645	0.36	1,804
Riverwatch Commons	1995	—	118	91.5	2,274	0.50	1,755

UNION COUNTY
Rahway
Park Square	2011	5,934	159	96.2	3,548	0.78	1,932

Total New Jersey Multi-Family		5,934	882	95.1	22,997	5.04	2,804

NEW YORK

WESTCHESTER COUNTY
Eastchester
Quarry Place at Tuckahoe	2016	3,275	108	84.3	1,499	0.33	N/A

Total New York Multi-Family		3,275	108	84.3	1,499	0.33	N/A

		Net		Percentage	2017		Percentage	2017
		Rentable		Leased	Base		of Total	Average
		Commercial		as of	Rent		2017	Base Rent
	Year	Area	Number	12/31/17	($000’s)		Base Rent	Per Home
	Built	(Sq. Ft.)	of Units	(%) (a)	(b) (c)		(%)	($) (c) (i)
MASSACHUSETTS

MIDDLESEX COUNTY
Malden
Chase at Overlook Ridge	2014	—	372	97.6	7,764		1.70	1,782
Chase II at Overlook Ridge	2016	—	292	97.3	3,923		0.86	N/A

SUFFOLK COUNTY
East Boston
Portside at Pier One	2014	3,690	175	97.8	5,310		1.17	2,588

Revere
Alterra at Overlook Ridge IA	2004	—	310	96.1	6,132		1.34	1,715
Alterra at Overlook Ridge IB	2008	—	412	96.8	8,275		1.81	1,728

Total Massachusetts Multi-Family		3,690	1,561	97.1	31,404		6.88	1,727

Total Multi-Family Properties		12,899	2,551	95.8	55,900		12.25	2,033

TOTAL PROPERTIES		17,148,337	2,551	N/A	456,183	(j)	100.00

Footnotes to Property List (dollars in thousands except per square foot amounts):

(a)          Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2017 aggregating 343,217 square feet (representing 2.0 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)          Total base rent for the 12 months ended December 31, 2017, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For the 12 months ended December 31, 2017, total escalations and recoveries from tenants were: $44,360, or $3.93 per leased square foot, for office properties; $3,947, or $1.41 per leased square foot, for office/flex properties; and $3,065, or $7.87 per leased square foot, for other properties.

(c)           Excludes space leased by the Company.

(d)          Base rent for the 12 months ended December 31, 2017 divided by net rentable commercial square feet leased at December 31, 2017.

(e)           Total base rent for 2017 minus 2017 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2017.

(f)            This property is located on land leased by the Company.

(g)           As this property was acquired, commenced initial operations or initially consolidated by the Company during the 12 months ended December 31, 2017, the amounts represented in 2017 base rent reflect only that portion of those 12 months during which the Company owned or consolidated the property. Accordingly, these amounts may not be indicative of the property’s full year results.  For comparison purposes, the amounts represented in 2017 average base rent per sq. ft. and per unit for this property have been calculated by taking the 12 months ended December 31, 2017 base rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased or occupied units at December 31, 2017. These annualized per square foot and per unit amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of the 12 months ended December 31, 2017.

(h)          Property being considered for repositioning, redevelopment or potential disposition.

(i)             Annualized base rent for the 12 months ended December 31, 2017 divided by units occupied at December 31, 2017, divided by 12.

(j)             Excludes approximately $45.2 million from properties which were disposed of or removed from service during the year ended December 31, 2017.

(k)          Excludes properties being considered for repositioning, redevelopment, potential sale, or being prepared for lease up.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of commercial square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

	Percentage of
December 31,	Square Feet Leased (%) (a)
2017	87.6	(b)

2016	90.6	(b)

2015	86.2

2014	84.2

2013	86.1

(a)         Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  For all years, excludes properties being prepared for lease up.

(b)         Excludes properties being considered for repositioning, redevelopment or potential sale.  Inclusive of such properties, percentage of square feet leased as of December 31, 2017 and 2016 was 85.6 and 89.6 percent, respectively.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest commercial tenants for the Consolidated Properties as of December 31, 2017 based upon annualized base rental revenue:

	Number of Properties	Annualized Base Rental Revenue ($) (a)	Percentage of Company Annualized Base Rental Revenue (%)	Square Feet Leased	Percentage Total Company Leased Sq. Ft. (%)	Year of Lease Expiration
John Wiley & Sons, Inc.	1	15,397,650	3.9	410,604	2.9		(b)
Bank Of Tokyo-Mitsubishi UFJ, Ltd.	1	11,388,534	2.9	282,606	2.0		(c)
National Union Fire Insurance Company of Pittsburgh, PA	2	11,191,058	2.8	388,651	2.7		(d)
Merrill Lynch Pierce Fenner	3	10,742,482	2.7	430,926	3.0		(e)
Dun & Bradstreet Corporation	2	7,412,320	1.9	192,280	1.3	2023
Montefiore Medical Center	7	7,176,397	1.8	296,572	2.1		(f)
Daiichi Sankyo, Inc.	1	6,640,664	1.7	171,900	1.2	2022
TD Ameritrade Services Company, Inc.	1	6,632,175	1.7	193,873	1.4	2020
DB Services New Jersey, Inc.	1	6,295,800	1.6	125,916	0.9	2019
HQ Global Workplaces, LLC	10	5,642,468	1.4	200,151	1.4		(g)
KPMG, LLP	2	5,036,557	1.3	120,947	0.8		(h)
ICAP Securities USA, LLC	2	4,699,088	1.2	111,562	0.8		(i)
Vonage America, Inc.	1	4,637,500	1.2	350,000	2.4	2023
Investors Bank	2	4,383,791	1.1	139,296	1.0		(j)
Pfizer, Inc.	1	4,306,008	1.1	113,316	0.8	2024
Arch Insurance Company	1	4,005,563	1.0	106,815	0.7	2024
Hackensack Meridian Health, Inc.	3	3,996,213	1.0	179,816	1.3		(k)
Brown Brothers Harriman & Co.	1	3,673,536	0.9	114,798	0.8	2026
The Prudential Insurance Company of America	1	3,287,264	0.8	95,283	0.7	2023
E*Trade Financial Corporation	1	3,250,476	0.8	106,573	0.7	2022
SunAmerica Asset Management, LLC	1	3,167,756	0.8	69,621	0.5	2018
Tullet Prebon Americas Corp.	1	3,127,970	0.8	100,759	0.7		(l)
Natixis North America, Inc.	1	3,093,290	0.8	89,907	0.6	2021
TierPoint New York, LLC	2	3,014,150	0.8	131,078	0.9	2024
AAA Club Alliance, Inc.	2	3,004,700	0.8	129,784	0.9		(m)
Cardinia Real Estate LLC	1	2,991,413	0.8	79,771	0.6	2032
Zurich American Insurance Company	1	2,640,974	0.7	64,414	0.4	2032
AMTrust Financial Services, Inc.	1	2,460,544	0.6	76,892	0.5	2023
Movado Group, Inc.	1	2,458,150	0.6	98,326	0.7		(n)
Plymouth Rock Management Company of New Jersey	1	2,368,305	0.6	88,768	0.6	2020
Tradeweb Markets, LLC	1	2,283,470	0.6	65,242	0.5	2027
Sumitomo Mitsui Banking Corp.	2	2,241,320	0.6	71,153	0.5	2021
Bunge Management Services, Inc.	1	2,221,151	0.6	66,303	0.5	2025
Wells Fargo Advisors, LLC	2	2,217,342	0.6	57,870	0.4		(o)
New Jersey City University	1	2,168,832	0.6	68,348	0.5	2035
Jeffries, LLC	1	2,133,942	0.5	62,763	0.4	2023
First Data Corporation	1	2,018,507	0.5	56,414	0.4	2026
Savvis Communications, LLC	1	2,001,272	0.5	71,474	0.5	2025
GBT US LLC	1	1,920,566	0.5	49,563	0.3	2026
B&G Foods, Inc.	1	1,912,615	0.5	67,286	0.5		(p)
PBF Holding Company, LLC	1	1,890,363	0.5	57,721	0.4	2019
American General Life Insurance Company	1	1,854,975	0.5	74,199	0.5	2024
UBS Financial Services, Inc.	3	1,842,643	0.5	53,987	0.4		(q)
Bressler, Amery & Ross, P.C.	1	1,766,850	0.4	70,674	0.5	2023
Sun Chemical Management L.L.C.	1	1,750,722	0.4	66,065	0.5	2029
Torre Lazur Healthcare Group, Inc.	1	1,744,300	0.4	69,772	0.5	2018
Budd Larner, P.C.	1	1,699,436	0.4	47,670	0.3	2024
Sumitomo Mitsui Trust Bank (U.S.A.) Limited	1	1,677,895	0.4	38,134	0.3	2024
Fujifilm Medical Systems U.S.A., Inc.	1	1,651,759	0.4	88,000	0.6	2019
Gannett Satellite Information Network, Inc.	1	1,641,475	0.4	66,999	0.5	2024

Totals		196,762,231	49.9	6,330,842	44.3

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)               Annualized base rental revenue is based on actual December 2017 billings times 12. For leases whose rent commences after January 1, 2018, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)               120,251 square feet expire in 2018; 290,353 square feet expire in 2033.

(c)                45,256 square feet expire in 2019; 237,350 square feet expire in 2029.

(d)               271,533 square feet expire in 2018; 117,118 square feet expire in 2019.

(e)                9,356 square feet expire in 2019; 33,363 square feet expire in 2021; 388,207 square feet expire in 2027.

(f)                 650 square feet expire in 2018; 295,922 square feet expire in 2032.

(g)                41,549 square feet expire in 2019; 17,855 square feet expire in 2021; 38,930 square feet expire in 2023; 66,014 square feet expire in 2024; 20,395 square feet expire in 2026; 15,408 square feet expire in 2027.

(h)               66,606 square feet expire in 2024; 54,341 square feet expire in 2026.

(i)                   90,450 square feet expire in 2018; 21,112 square feet expire in 2025.

(j)                  56,360 square feet expire in 2019; 82,936 square feet expire in 2026.

(k)               77,103 square feet expire in 2020; 20,071 square feet expire in 2026; 82,642 square feet expire in 2027.

(l)                   63,372 square feet expire in 2023; 37,387 square feet expire in 2033.

(m)           9,784 square feet expire in 2018; 120,000 square feet expire in 2027.

(n)               8,276 square feet expire in 2018; 90,050 square feet expire in 2030.

(o)               25,762 square feet expire in 2022; 32,108 square feet expire in 2024.

(p)               5,500 square feet expire in 2018; 61,786 square feet expire in 2026.

(q)               27,274 square feet expire in 2022; 26,713 square feet expire in 2024.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Commercial Properties beginning January 1, 2018, assuming that none of the tenants exercise renewal or termination options:

						Average
						Annual Base
				Percentage Of		Rent Per Net
		Net Rentable		Total Leased	Annualized	Rentable	Percentage Of
		Area Subject		Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring		Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases		By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)		Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)
2018	166	1,847,303		12.9	56,091,029	30.36	14.2

2019	156	1,617,511		11.3	44,605,772	27.58	11.3

2020	149	1,171,621		8.2	29,674,039	25.33	7.5

2021	108	1,154,887		8.1	32,545,210	28.18	8.3

2022	112	1,104,156		7.7	27,178,193	24.61	6.9

2023	92	1,995,985		14.0	50,043,654	25.07	12.7

2024	66	1,253,481		8.8	34,028,819	27.15	8.6

2025	32	711,807		5.0	18,002,370	25.29	4.6

2026	42	709,277		5.0	21,803,409	30.74	5.5

2027	24	863,150		6.0	22,331,958	25.87	5.7

2028	14	304,848		2.1	8,997,796	29.52	2.3

2029 and thereafter	34	1,563,721		10.9	48,635,121	31.10	12.4
Totals/Weighted Average	995	14,297,747	(c) (d)	100.0	393,937,370	27.55	100.0

(a)   Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)   Annualized base rental revenue is based on actual December 2017 billings times 12. For leases whose rent commences after January 1, 2018 annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)      Includes leases expiring December 31, 2017 aggregating 343,217 square feet and representing annualized rent of $12,957,693 for which no new leases were signed.

(d)         Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	14,297,747
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	344,632
Square footage unleased	2,467,923
Total net rentable commercial square footage (does not include land leases)	17,110,302

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest commercial tenants industry classifications based on annualized contractual base rent of the Consolidated Properties:

	Annualized	Percentage of		Percentage of
	Base Rental	Company	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	69,769,212	17.6	2,140,603	15.0
Insurance Carriers & Related Activities	46,108,842	11.6	1,509,474	10.6
Credit Intermediation & Related Activities	39,477,561	10.0	1,057,622	7.4
Manufacturing	29,143,888	7.4	1,025,875	7.2
Publishing Industries	18,420,702	4.7	551,440	3.9
Health Care & Social Assistance	18,025,258	4.6	820,450	5.7
Legal Services	17,456,083	4.4	587,685	4.1
Computer System Design Services	14,986,013	3.8	569,232	4.0
Other Professional	14,941,225	3.8	506,241	3.5
Wholesale Trade	13,283,341	3.4	832,529	5.8
Scientific Research/Development	12,803,988	3.3	345,564	2.4
Telecommunications	10,026,668	2.5	610,837	4.3
Admin & Support, Waste Mgt. & Remediation Services	9,585,367	2.4	438,134	3.1
Accounting/Tax Prep.	8,874,468	2.3	301,574	2.1
Advertising/Related Services	8,737,841	2.2	296,751	2.1
Real Estate & Rental & Leasing	7,854,440	2.0	275,829	1.9
Management/Scientific	6,947,233	1.8	244,849	1.7
Retail Trade	6,137,507	1.6	326,489	2.3
Architectural/Engineering	5,615,047	1.4	231,667	1.6
Educational Services	5,015,374	1.3	201,079	1.4
Public Administration	3,951,162	1.0	161,272	1.1
Other Services (except Public Administration)	3,866,836	1.0	205,612	1.4
Arts, Entertainment & Recreation	3,352,584	0.9	253,701	1.8
Construction	3,074,716	0.8	161,154	1.1
Transportation	2,840,093	0.7	164,918	1.2
Data Processing Services	2,301,227	0.6	88,822	0.6
Agriculture, Forestry, Fishing & Hunting	2,221,151	0.6	66,303	0.5
Mining	1,890,363	0.5	57,721	0.4
Information Services	1,825,241	0.5	67,851	0.5
Specialized Design Services	1,670,063	0.4	60,992	0.4
Other	3,733,876	0.9	135,477	0.9

TOTAL	393,937,370	100.0	14,297,747	100.0

(a)         The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).

(b)         Annualized base rental revenue is based on actual December 2017 billings times 12. For leases whose rent commences after January 1, 2018, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)          Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2017 aggregating 343,217 square feet and representing annualized base rent of $12,957,693 for which no new leases were signed.

(d)         Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

MARKET DIVERSIFICATION

The following table lists the Company’s markets, based on annualized commercial contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Jersey City, NJ	144,019,464	36.5	4,884,193	28.6
Newark, NJ (Essex-Morris-Union Counties)	101,506,191	25.8	3,991,458	23.3
Westchester-Rockland, NY	67,198,182	17.1	3,850,212	22.5
Monmouth-Ocean, NJ	25,983,591	6.6	1,586,913	9.3
Middlesex-Somerset-Hunterdon, NJ	23,551,946	6.0	1,047,419	6.1
Trenton, NJ	15,795,645	4.0	860,597	5.0
Bergen-Passaic, NJ	12,265,268	3.1	616,510	3.6
Stamford-Norwalk, CT	3,617,083	0.9	273,000	1.6

Totals	393,937,370	100.0	17,110,302	100.0

(a)         Annualized base rental revenue is based on actual December 2017 billings times 12. For leases whose rent commences after January 1, 2018, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)         Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2017 aggregating 343,217 square feet and representing annualized base rent of $12,957,693 for which no new leases were signed.

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

The following table sets forth the quarterly high, low, and closing price per share of the General Partner’s Common Stock reported on the NYSE for the years ended December 31, 2017 and 2016, respectively:

For the Year Ended December 31, 2017

	High	Low	Close
First Quarter	$29.70	$26.31	$26.94
Second Quarter	$28.57	$25.96	$27.14
Third Quarter	$27.75	$22.70	$23.71
Fourth Quarter	$24.04	$21.18	$21.56

For the Year Ended December 31, 2016

	High	Low	Close
First Quarter	$23.71	$17.35	$23.50
Second Quarter	$27.58	$22.47	$27.00
Third Quarter	$29.25	$26.11	$27.22
Fourth Quarter	$29.38	$24.59	$29.02

On February 16, 2018, the closing Common Stock price reported on the NYSE was $18.87 per share.

On June 14, 2017, the General Partner filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the General Partner was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 16, 2018, the General Partner had 345 common shareholders of record (this does not include beneficial owners for whom Cede & Co. or others act as nominee) and the Operating Partnership had 88 owners of limited partnership units and one owner of General Partnership units.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

None.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2017, the Company declared four quarterly cash dividends on its common stock and common units of $0.15 per share and unit for the first quarter and $0.20 per share and unit for each of the second to the fourth quarters.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”).  The graph assumes that the value of the investment in the General Partner’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2012 and that all dividends were reinvested.  The price of the General Partner’s Common Stock on December 31, 2012 (on which the graph is based) was $26.11.  The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2017, relating to equity compensation plans of the General Partner (including individual compensation arrangements) pursuant to which equity securities of the General Partner are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		(b) Weighted-Average Exercise Price of Outstanding Options and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	1,029,561	(2)	17.31	(3)	2,069,064
Equity Compensation Plans Not Approved by Stockholders(1)	210,738		N/A		N/A	(4)
Total	1,240,299		N/A		2,069,064

(1)                                 The only plan included in the table that was adopted without stockholder approval was the Directors’ Deferred Compensation Plan.  See Note 14: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital- Deferred Stock Compensation Plan For Directors.

(2)                                 Includes 95,801 shares of unvested restricted common stock, 800,000 unvested options, 13,376 unvested restricted stock units (RSUs), including unvested dividend equivalents thereon, and 120,384 unvested performance share units (PSUs), including unvested dividend equivalents thereon.

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

ITEM 6.        SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the General Partner.  The consolidated selected operating and balance sheet data of the General Partner as of December 31, 2017, 2016, 2015, 2014 and 2013, and for the years then ended have been derived from the General Partner’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2017	2016	2015	2014	2013
Total revenues	$616,200	$613,398	$594,883	$636,799	$667,031
Property expenses (b)	$231,341	$240,957	$246,604	$276,193	$254,474
Direct construction costs	$—	$—	$—	$—	$14,945
Real estate services expenses	$23,394	$26,260	$25,583	$26,136	$22,716
General and administrative (c)	$50,949	$51,979	$49,147	$71,051	$47,040
Impairments	$—	$—	$197,919	$—	$110,853
Operating income (loss)	$105,347	$104,638	$(96,332)	$88,811	$33,595
Interest expense	$93,388	$94,889	$103,051	$112,878	$123,701
Realized gains (losses) and unrealized losses on disposition of rental property, net	$2,364	$109,666	$53,261	$54,848	$—
Gain on sale of investment in unconsolidated joint venture	$23,131	$5,670	$6,448	$—	$—
Loss from extinguishment of debt, net	$(421)	$(30,540)	$—	$(582)	$(156)
Discontinued operations: Realized gains (losses) and unrealized losses on disposition of rental property and impairments, net	$—	$—	$—	$—	$59,520
Net income (loss) available to common shareholders	$23,185	$117,224	$(125,752)	$28,567	$(14,909)
Net income (loss) per share — basic	$0.06	$1.31	$(1.41)	$0.32	$(0.17)
Net income (loss) per share — diluted	$0.06	$1.30	$(1.41)	$0.32	$(0.17)
Dividends declared per common share	$0.75	$0.60	$0.60	$0.75	$1.35
Basic weighted average shares outstanding	90,005	89,746	89,291	88,727	87,762
Diluted weighted average shares outstanding	100,703	100,498	100,222	100,041	99,785

Balance Sheet Data (a)	December 31,
In thousands	2017	2016	2015	2014	2013
Rental property, before accumulated depreciation and amortization	$5,102,844	$4,804,867	$4,807,718	$4,958,179	$5,129,933
Total assets	$4,957,885	$4,296,766	$4,053,963	$4,182,933	$4,506,194
Total debt (d)	$2,809,568	$2,340,009	$2,145,393	$2,079,340	$2,353,632
Total liabilities	$3,076,954	$2,570,079	$2,370,255	$2,300,922	$2,587,739
Redeemable noncontrolling interests	$212,208	$—	$—	$—	$—
Total Mack-Cali Realty Corporation stockholders’ equity	$1,476,295	$1,527,171	$1,455,676	$1,624,781	$1,642,359
Total noncontrolling interests in subsidiaries	$192,428	$199,516	$228,032	$257,230	$276,096

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

(d)         Total debt is calculated by taking the sum of senior unsecured notes, unsecured revolving credit facility and term loans, and mortgages, loans payable and other obligations, net.

The following table sets forth selected financial data on a consolidated basis for the Operating Partnership.  The consolidated selected operating and balance sheet data of the Operating Partnership as of December 31, 2017, 2016, 2015, 2014 and 2013, and for the years then ended have been derived from the Operating Partnership’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per unit data	2017	2016	2015	2014	2013
Total revenues	$616,200	$613,398	$594,883	$636,799	$667,031
Property expenses (b)	$231,341	$240,957	$246,604	$276,193	$254,474
Direct construction costs	$—	$—	$—	$—	$14,945
Real estate services expenses	$23,394	$26,260	$25,583	$26,136	$22,716
General and administrative (c)	$50,949	$51,979	$49,147	$71,051	$47,040
Impairments	$—	$—	$197,919	$—	$110,853
Operating income (loss)	$105,347	$104,638	$(96,332)	$88,811	$33,595
Interest expense	$93,388	$94,889	$103,051	$112,878	$123,701
Realized gains (losses) and unrealized losses on disposition of rental property, net	$2,364	$109,666	$53,261	$54,848	$—
Gain on sale of investment in unconsolidated joint venture	$23,131	$5,670	$6,448	$—	$—
Loss from extinguishment of debt, net	$(421)	$(30,540)	$—	$(582)	$(156)
Discontinued operations: Realized gains (losses) and unrealized losses on disposition of rental property and impairments, net	$—	$—	$—	$—	$59,520
Net income (loss) available to common unitholders	$25,896	$130,945	$(141,008)	$32,169	$(16,859)
Net income (loss) per unit — basic	$0.06	$1.31	$(1.41)	$0.32	$(0.17)
Net income (loss) per unit — diluted	$0.06	$1.30	$(1.41)	$0.32	$(0.17)
Distributions declared per common unit	$0.75	$0.60	$0.60	$0.75	$1.35
Basic weighted average units outstanding	100,410	100,245	100,222	99,999	99,785
Diluted weighted average units outstanding	100,703	100,498	100,222	100,041	99,785

Balance Sheet Data (a)	December 31,
In thousands	2017	2016	2015	2014	2013
Rental property, before accumulated depreciation and amortization	$5,102,844	$4,804,867	$4,807,718	$4,958,179	$5,129,933
Total assets	$4,957,885	$4,296,766	$4,053,963	$4,182,933	$4,506,194
Total debt (d)	$2,809,568	$2,340,009	$2,145,393	$2,079,340	$2,353,632
Total liabilities	$3,076,954	$2,570,079	$2,370,255	$2,300,922	$2,587,739
Redeemable noncontrolling interests	$212,208	$—	$—	$—	$—
Total equity	$1,668,723	$1,726,687	$1,683,708	$1,882,011	$1,918,455

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

(d)         Total debt is calculated by taking the sum of senior unsecured notes, unsecured revolving credit facility and term loans, and mortgages, loans payable and other obligations, net.

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

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, construction and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted.  Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.  The Company owns or has interests in 157 properties (collectively, the “Properties”), consisting of 69 office and 70 flex properties, totaling approximately 17.7 million square feet, leased to approximately 900 commercial tenants and 18 multi-family rental properties containing 5,826 apartments.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately five million square feet of additional commercial space and 10,957 apartment units.

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

Of the Company’s core office markets, most have recently shown signs of rental rate improvement, while the lease percentage has declined or stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 17.1 million, 21.0 million and 24.0 million square feet at December 31, 2017, 2016 and 2015, respectively, was 87.6 percent leased at December 31, 2017, as compared to 90.6 percent leased at December 31, 2016 and 89.1 percent leased at December 31, 2015 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2017, 2016 and 2015 aggregate 343,217, 151,655 and 69,522 square feet, respectively, or 2.0, 0.7 and 0.3 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the year ended December 31, 2017 (on 1,680,687 square feet of renewals) increased an average of 1.7 percent compared to rates that were in effect under the prior leases, as compared to a 10.9 percent increase during 2016 (on 1,559,046 square feet of renewals) and a 0.2 percent increase in 2015 (on 2,513,087 square feet of renewals).  Estimated lease costs for the renewed leases in 2017 averaged $2.16 per square foot per year for a weighted average lease term of 7.2 years, estimated lease costs for the renewed leases in 2016 averaged $4.04 per square foot per year for a weighted average lease term of 5.1 years and estimated lease costs for the renewed leases in 2015 averaged $2.85 per square foot per year for a weighted average lease term of 3.6 years.  The Company believes that commercial vacancy rates may decrease and commercial rental rates may increase in some of its markets in 2018 and possibly beyond.  As of December 31, 2017, commercial leases which comprise approximately 14.2 and 11.3 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2018 and 2019, respectively.  With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  With the expirations of existing leases exceeding the amount of new leasing recently, the Company believes that the leased percentage in its office portfolio will continue to decline in 2018.  Although the Company has recently achieved positive rental rate activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2018 and beyond and if the expirations continue to exceed new leasing, the Company will receive less revenue from the same space.

During 2017, Moody’s downgraded its investment grade rating on the Company’s senior unsecured debt to sub-investment grade.  The Company believes that there is a potential for Standard & Poor’s to lower its current investment grade rating on the Company’s senior unsecured debt to sub-investment grade.  Amongst other things, any such downgrade by Standard & Poor’s will increase the current interest rate on outstanding borrowings under the Company’s current $600 million unsecured revolving credit facility (which was amended in January 2017) from LIBOR plus 120 basis points to LIBOR plus 155 basis points and the annual credit facility fee it pays will increase from 25 to 30 basis points.  Additionally, any such downgrade would increase the current interest rate on each of the Company’s $350 million unsecured term loan and $325 million unsecured term loan from LIBOR plus 140 basis points to LIBOR plus 185 points.  In the event of a downgrade, the Company could elect to utilize the leverage grid pricing available under the unsecured revolving credit facility and both unsecured term loans.  This would result in an interest rate of LIBOR plus 130 basis points for the Company’s unsecured revolving credit facility and 25 basis points for the facility fee and LIBOR plus 155 basis points for both unsecured term loans at the Company’s current total leverage ratio.  In addition, a downgrade in its ratings to sub-investment grade would result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•                       recent transactions;

•                       critical accounting policies and estimates;

•                       results of operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016;

•                       results of operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015; and

•                       liquidity and capital resources.

Recent Transactions

Acquisitions

The Company acquired the following office properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the year ended December 31, 2017 (dollars in thousands):

Acquisition Date	Property Address	Location	# of Bldgs.	Rentable Square Feet	Acquisition Cost
01/11/17	Red Bank portfolio (a)	Red Bank, New Jersey	3	279,472	$27,228
03/06/17	Short Hills/Madison portfolio (b)	Short Hills & Madison, New Jersey	6	1,113,028	367,361

Total Acquisitions			9	1,392,500	$394,589

(a)         This acquisition was funded through borrowings under the Company’s unsecured revolving credit facility.

(b)         This acquisition was funded through borrowings under the Company’s unsecured revolving credit facility and a new $124.5 million loan secured by three of the properties.

The Company acquired three developable land parcels located in Jersey City, Morris Township and Red Bank, New Jersey, for approximately $80 million during the year ended December 31, 2017.  The acquisitions were funded using available cash and borrowings under the Company’s unsecured revolving credit facility.

Consolidations

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited Partnership Units of the Operating Partnership (the “Series A Units”) valued at $42.8 million.  The Series A Units were issued to the Company’s partners in the Plaza VIII & IX Associates L.L.C. joint venture that owns a development site adjacent to the Company’s Harborside property in Jersey City, New Jersey as non-cash consideration for their approximate 37.5 percent interest in the joint venture.  Concurrent with the issuance of the Series A Units, the Company purchased from other partners in the Plaza VIII & IX Associates L.L.C. joint venture their approximate 12.5 percent interest for approximately $14.3 million in cash.  The results of these transactions increased the Company’s interests in the joint venture from 50 percent to 100 percent.  Upon these acquisitions, the Company consolidated Plaza VIII & IX Associates L.L.C., a voting interest entity, substantially all of which is comprised of land for development.  As an acquisition of the additional 50 percent of the land, the Company accounted for the transaction as an asset acquisition under a cost accumulation model, resulting in total consolidated assets of $60.6 million, substantially all of which is classified as land on the Balance Sheet.

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

Dispositions/Rental Property Held for Sale

The Company disposed of the following office properties during the year ended December 31, 2017 (dollars in thousands):

Disposition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet		Net Sales Proceeds		Net Carrying Value	Realized Gains (losses)/ Unrealized Losses, net
01/30/17	Cranford portfolio	Cranford, New Jersey	6	435,976		$26,598		$22,736	$3,862
01/31/17	440 Route 22 East (a)	Bridgewater, New Jersey	1	198,376		10,074		10,069	5
02/07/17	3 Independence Way	Princeton, New Jersey	1	111,300		11,549		9,910	1,639
05/15/17	103 Carnegie Center	Princeton, New Jersey	1	96,000		15,063		8,271	6,792
08/29/17	400 Chestnut Ridge Road	Woodcliff Lake, New Jersey	1	89,200		6,891		7,498	(607)
08/30/17	140 E. Ridgewood Avenue	Paramus, New Jersey	1	239,680		30,201		30,737	(536)
08/30/17	Bergen portfolio	Woodcliff Lake, Paramus and	5	1,061,544		86,973	(c)	135,121	(48,148)
		Rochelle Park, New Jersey
09/11/17	377 Summerhill Road	East Brunswick, New Jersey	1	40,000		3,221		2,172	1,049
09/13/17	700 Executive Boulevard	Elmsford, New York	—	—	(b)	5,717		970	4,747
09/20/17	Totowa Portfolio	Totowa, New Jersey	13	499,243		63,624		27,630	35,994
09/27/17	890 Mountain Avenue (d)	New Providence, New Jersey	1	80,000		4,852		6,139	(1,287)
09/28/17	135 Chestnut Ridge Road	Montvale, New Jersey	1	66,150		5,844	(e)	2,929	2,915
09/29/17	Moorestown portfolio	Moorestown and Burlington, New Jersey	26	1,260,398		73,393	(f)	56,186	17,207
10/19/17	1 Enterprise Boulevard	Yonkers, New York	—	—	(b)	3,230		1,380	1,850
11/15/17	61 South Paramus Road	Paramus, New Jersey	1	269,191		23,255		37,184	(13,929)
12/06/17	300 Tice Boulevard	Woodcliff Lake, New Jersey	1	230,000		28,847		25,705	3,142
Sub-total			60	4,677,058		399,332		384,637	14,695

Unrealized losses on rental property held for sale									(12,331)

Totals			60	4,677,058		$399,332		$384,637	$2,364

(a)         The Company recorded a valuation allowance of $7.7 million on this property during the year ended December 31, 2016.

(b)         This disposition is of a ground leased land property.

(c)          At closing, the Company provided short term seller financing aggregating $65 million through mortgage notes receivable to the buyers. These notes were paid off in November and December 2017.

(d)         The Company recorded an impairment charge of $7.0 million on this property during the year ended December 31, 2015.

(e)          The Company recorded an impairment charge of $4.2 million on this property during the year ended December 31, 2015. $5.9 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2017. See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(f)           $15.3 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2017. See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

Rental Property Held for Sale, Net

The Company identified as held for sale 21 office properties totaling approximately 2 million square feet as of December 31, 2017.  The properties are located in Parsippany, Paramus, Rochelle Park, Hamilton and Wall, New Jersey and White Plains, New York.  The total estimated sales proceeds from the sales are expected to be approximately $223 million.  The Company determined that the carrying value of seven of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $12.3 million during the year ended December 31, 2017.  In February 2018, the Company completed the disposition of one of these properties for sales proceeds of $25.9 million.

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

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary.  As of December 31, 2017 and December 31, 2016, the Company’s consolidated RRLP entity had total assets of $1.9 billion and $1.3 billion, respectively, total mortgages and loan payable of $769.7 million and $480.7 million, respectively, and other liabilities of $95.9 million and $40.1 million, respectively.

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

Except in the case of a sale of RRLP or an initial public offering or spin-off of RRT (“Liquidity Events”), Rockpoint’s interest in the Rockpoint Units may not be redeemed or repurchased by RRT for a period of approximately five years from the initial closing under the Investment Agreement (“Lockout Period”).  If there is a Liquidity Event during the Lockout Period, RRT may acquire Rockpoint’s Rockpoint Units for a purchase price generally equal to the greater of (i) the fair market value of such Rockpoint Units as determined by the process set forth below; or (ii) an amount that provides Rockpoint with 1.5 times Rockpoint’s return of capital taking into account prior distributions to Rockpoint (an “Early Repurchase”).  Beginning on March 1, 2022, either RRT or Rockpoint may cause an acquisition (a “Put/Call+ Event”) of all, but not less than all, of Rockpoint’s interest in the Rockpoint Units at the fair market value per unit based on a net asset value (“NAV”) of RRLP to be determined by a third party valuation to be completed within ninety (90) calendar days of March 1, 2022 and every year thereafter and generally based on the capital event waterfall described above.  Any acquisition of Rockpoint’s interest in the Rockpoint Units pursuant to a Put/Call Event is generally required to be structured as a purchase of the common equity in the applicable Rockpoint entities that hold direct or indirect interests in the Rockpoint Units. Subject to certain exceptions, Rockpoint also shall have a right of first offer and a participation right with respect to other common equity interests of RRLP or any subsidiary of RRLP that may be offered for sale by RRLP or its subsidiaries from time to time.  On a Put/Call Event, other than the sale of RRLP, Rockpoint may elect to convert all, but not less than all, of its investment to common equity in RRLP.

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

On September 29, 2017, the Company sold its interests in the KPG-MCG Curtis joint venture that owns an operating property located in Philadelphia, Pennsylvania for a sales price of $102.5 million, which included the retirement of the Company’s share in a mortgage payable of $75 million, and realized a gain on the sale of the unconsolidated joint venture of $12 million.  $5.6 million of the net sales proceeds from this sale were held by a qualified intermediary, which is considered non cash and recorded in deferred charges, goodwill and other assets.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies to the Financial Statements, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2017, 2016 and 2015 was $20.2 million, $19.3 million and $16.2 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, near-term mortgage debt maturities and/or other factors, including those that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the impairment loss shall be measured as the excess of the carrying value of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Rental Property Held for Sale:

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Company generally considers assets to be held for sale when the transaction has received appropriate corporate authority and there are no significant contingencies relating to the sale.  If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established.

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

Results From Operations

The following comparisons for the year ended December 31, 2017 (“2017”), as compared to the year ended December 31, 2016 (“2016”), and for 2016 as compared to the year ended December 31, 2015 (“2015”) make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2015, (for the 2017 versus 2016 comparisons), and which represent all in-service properties owned by the Company at December 31, 2014 (for the 2016 versus 2015 comparisons), excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2015 through December 31, 2017; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2016 through December 31, 2017 (for the 2017 versus 2016 comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2015 through December 31, 2016 (for the 2016 versus 2015 comparisons), and (iii) the effect of “Properties Sold” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2015 through December 31, 2017.  During the 2017 and 2016 periods, six office properties, aggregating 570,481 square feet, were removed from service as they were being redeveloped by the Company.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Revenue from rental operations and other:
Base rents	$501,334	$506,877	$(5,543)	(1.1)%
Escalations and recoveries from tenants	58,767	60,505	(1,738)	(2.9)
Parking income	20,270	13,630	6,640	48.7
Other income	12,700	5,797	6,903	119.1
Total revenues from rental operations	593,071	586,809	6,262	1.1

Property expenses:
Real estate taxes	81,364	87,379	(6,015)	(6.9)
Utilities	42,598	49,624	(7,026)	(14.2)
Operating services	107,379	103,954	3,425	3.3
Total property expenses	231,341	240,957	(9,616)	(4.0)

Non-property revenues:
Real estate services	23,129	26,589	(3,460)	(13.0)
Total non-property revenues	23,129	26,589	(3,460)	(13.0)

Non-property expenses:
Real estate services expenses	23,394	26,260	(2,866)	(10.9)
General and administrative	50,949	51,979	(1,030)	(2.0)
Acquisition-related costs	—	2,880	(2,880)	(100.0)
Depreciation and amortization	205,169	186,684	18,485	9.9
Total non-property expenses	279,512	267,803	11,709	4.4
Operating income	105,347	104,638	709	0.7
Other (expense) income:
Interest expense	(93,388)	(94,889)	1,501	1.6
Interest and other investment income (loss)	2,766	1,614	1,152	71.4
Equity in earnings (loss) of unconsolidated joint ventures	(6,081)	18,788	(24,869)	(132.4)
Gain on change of control of interests	—	15,347	(15,347)	(100.0)
Realized gains (losses) and unrealized losses on disposition of rental property, net	2,364	109,666	(107,302)	(97.8)
Gain on sale of investment in unconsolidated joint venture	23,131	5,670	17,461	308.0
Loss from extinguishment of debt, net	(421)	(30,540)	30,119	98.6
Total other (expense) income	(71,629)	25,656	(97,285)	(379.2)
Net income (loss)	$33,718	$130,294	$(96,576)	(74.1)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2017 as compared to 2016 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2016 and 2017:

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2016 and 2017
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$(5,543)	(1.1)%	$5,653	1.1%	$72,837	14.4%	$(84,033)	(16.6)%
Escalations and recoveries from tenants	(1,738)	(2.9)	2,274	3.8	4,444	7.3	(8,456)	(14.0)
Parking income	6,640	48.7	4,330	31.8	2,512	18.4	(202)	(1.5)
Other income	6,903	119.1	(767)	(13.2)	7,729	133.3	(59)	(1.0)
Total	$6,262	1.1%	$11,490	2.0%	$87,522	14.9%	$(92,750)	(15.8)%

Property expenses:
Real estate taxes	$(6,015)	(6.9)%	$808	0.9%	$8,975	10.3%	$(15,798)	(18.1)%
Utilities	(7,026)	(14.2)	(502)	(1.0)	4,131	8.3	(10,655)	(21.5)
Operating services	3,425	3.3	4,530	4.4	14,853	14.3	(15,958)	(15.4)
Total	$(9,616)	(4.0)%	$4,836	2.0%	$27,959	11.6%	$(42,411)	(17.6)%

OTHER DATA:
Number of Consolidated Properties	142		126		16		98
Commercial Square feet (in thousands)	17,148		15,130		2,018		9,300
Multi-family portfolio (number of units)	2,551		1,081		1,470		—

Base rents.  Base rents for the Same-Store Properties increased $5.7 million, or 1.1 percent, for 2017 as compared to 2016, due primarily to a $0.97 increase in average office annual rents per square foot to $24.78 for 2017 as compared to $23.81 for 2016; partially offset by a 230 basis point decrease in the average same store percent leased of the office portfolio from 90.7 percent in 2016 to 88.4 percent in 2017.

Escalations and recoveries.  Escalations and recoveries from tenants for the Same-Store Properties increased $2.3 million, or 3.8 percent, for 2017 over 2016 due primarily to higher property expenses to recover in 2017.

Parking income.  Parking income for the Same-Store Properties increased $4.3 million, or 31.8 percent for 2017 as compared to 2016 due to increased parking fees collected in 2017, as well as recording parking revenues, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such change in presentation resulting in minor period changes.

Other income.  Other income for the Same-Store Properties decreased $0.8 million, or 13.2 percent for 2017 as compared to 2016 due primarily to proceeds from a litigation settlement received in 2016 with no similar income in 2017.  $4.8 million of the increase in other income for the Acquired Properties in 2017 over 2016 was due to lease breakage fees recognized in 2017.

Real estate taxes.  Real estate taxes on the Same-Store Properties increased $0.8 million, or 0.9 percent, for 2017 as compared to 2016 due primarily to increased rates in 2017.

Utilities.  Utilities for the Same-Store Properties decreased $0.5 million, or 1.0 percent, for 2017 as compared to 2016, due primarily to decreased usage in 2017 due to milder weather.

Operating services.  Operating services for the Same-Store Properties increased $4.5 million, or 4.4 percent, due primarily to an increase in property maintenance costs and parking services expenses for 2017 as compared to 2016, including recording parking revenue, net of expenses, in 2016 and recording parking revenue, without netting expenses, in 2017, with such change in presentation resulting in minor period changes.

Real estate services revenue.  Real estate services revenue (primarily reimbursement of property personnel costs) decreased $3.5 million, or 13.0 percent, for 2017 as compared to 2016, due primarily to decreased third party development and property management activity in multi-family services in 2017 as compared to 2016.

Real estate services expenses.  Real estate services expenses decreased $2.9 million, or 10.9 percent, for 2017 as compared to 2016 due primarily to decreased salaries and related expenses due to lower third party services activities.

General and administrative.  General and administrative expenses decreased $1.0 million, or 2.0 percent, in 2017 as compared to 2016 due primarily to a decrease in overhead salaries and related expenses.

Acquisition-related costs.  The Company incurred transaction costs of $2.9 million in 2016 related to the Company’s property and joint venture acquisitions, which were expensed for the period, with no such costs expensed in 2017.

Depreciation and amortization.  Depreciation and amortization increased $18.5 million, or 9.9 percent, for 2017 over 2016.  This increase was due primarily to depreciation of $41.1 million in 2017 on the Acquired Properties, and an increase of $3.1 million for 2017 as compared to 2016 on the Same-Store Properties due to accelerated depreciation on buildings planning to be removed from service, partially offset by lower depreciation of $25.7 million in 2017 as compared to 2016 for properties sold or removed from service.

Interest expense.  Interest expense decreased $1.5 million, or 1.6 percent, for 2017 as compared to 2016.  This decrease was primarily the result of lower average interest rates achieved on refinanced debt in late 2016, partially offset by increased average debt balances in 2017.

Interest and other investment income.  Interest and other investment income increased $1.2 million, or 71.4 percent, for 2017 as compared to 2016 primarily as a result of $1.6 million from higher average notes receivable balances in 2017, partially offset by a decrease in valuation mark-to-market gains of $0.5 million for an interest swap recorded in 2017 as compared to 2016.

Equity in earnings (loss) of unconsolidated joint ventures.  Equity in earnings of unconsolidated joint ventures decreased $24.9 million, or 132.4 percent, for 2017 as compared to 2016.  The decrease was due primarily to a decrease in equity earnings income of $20.9 million from refinancing proceeds received in 2016 from the Company’s South Pier at Harborside hotel joint venture in excess of its carrying value, with no similar activity in 2017, and an equity loss in 2017 of $6.1 million from the Company’s URL Harborside venture, which was placed in service in 2017 but was in the lease-up stage during the year.

Gain on change of control of interests.  In 2016, the Company recorded a gain on change of control of $15.3 million in connection with the acquisitions of the remaining interests of residential properties located in Malden and East Boston, Massachusetts.

Realized gains (losses) and unrealized losses on disposition of rental property, net.  The Company had realized gains on disposition of rental property of $2.4 million in 2017 and $109.7 million in 2016.  See Note 3: Recent Transactions — Dispositions — to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture.  In 2017, the Company recorded a $23.1 million gain on the sale of its interests in certain joint ventures, which owned properties in New York, New Jersey and Pennsylvania.  In 2016, the Company realized a gain of $5.7 million on the sale of an unconsolidated joint venture property located in Weehawken, New Jersey.

Loss from extinguishment of debt, net.  In 2017, the Company recognized a loss from extinguishment of debt of $0.4 million due to the allocated costs as a result of the amendment of its revolving credit facility in 2017 and the refinancing of a mortgage loan in 2017.  In 2016, the Company recognized a loss from extinguishment of debt, net, of $30.5 million due primarily to the costs of repayment of certain senior unsecured notes and a mortgage loan of $42.5 million offset by a gain from a discounted mortgage loan repayment of $12.4 million.  See Note 7 to the Financial Statements: Senior Unsecured Notes, Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans and Note 9 to the Financial Statements: Mortgages, Loans Payable and Other Obligations.

Net income.  Net income decreased to $33.7 million in 2017 from $130.3 million in 2016.  The decrease of $96.6 million was due to the factors discussed above.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Revenue from rental operations and other:
Base rents	$506,877	$487,041	$19,836	4.1%
Escalations and recoveries from tenants	60,505	62,481	(1,976)	(3.2)
Parking income	13,630	11,124	2,506	22.5
Other income	5,797	4,617	1,180	25.6
Total revenues from rental operations	586,809	565,263	21,546	3.8

Property expenses:
Real estate taxes	87,379	82,688	4,691	5.7
Utilities	49,624	55,965	(6,341)	(11.3)
Operating services	103,954	107,951	(3,997)	(3.7)
Total property expenses	240,957	246,604	(5,647)	(2.3)

Non-property revenues:
Real estate services	26,589	29,620	(3,031)	(10.2)
Total non-property revenues	26,589	29,620	(3,031)	(10.2)

Non-property expenses:
Real estate services expenses	26,260	25,583	677	2.6
General and administrative	51,979	49,147	2,832	5.8
Acquisition-related costs	2,880	1,560	1,320	84.6
Depreciation and amortization	186,684	170,402	16,282	9.6
Impairments	—	197,919	(197,919)	(100.0)
Total non-property expenses	267,803	444,611	(176,808)	(39.8)
Operating income	104,638	(96,332)	200,970	208.6
Other (expense) income:
Interest expense	(94,889)	(103,051)	8,162	7.9
Interest and other investment income	1,614	794	820	103.3
Equity in earnings (loss) of unconsolidated joint ventures	18,788	(3,172)	21,960	692.3
Gain on change of control of interests	15,347	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	109,666	53,261	56,405	105.9
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	(778)	(12.1)
Loss from extinguishment of debt, net	(30,540)	—	(30,540)	—
Total other (expense) income	25,656	(45,720)	71,376	156.1
Net income (loss)	$130,294	$(142,052)	$272,346	191.7%

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

Real estate services revenue.  Real estate services revenue (primarily reimbursement of property personnel costs) decreased $3.0 million, or 10.2 percent, for 2016 as compared to 2015, due primarily to decreased third party development and property management activity in multi-family services in 2016 as compared to 2015.

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

Acquisition-related costs.  The Company incurred transaction costs of $2.9 million in 2016 and $1.6 million in 2015 related to the Company’s property and joint venture acquisitions, which were expensed for the periods.  See Note 3 to the Financial Statements: Recent Transactions — Acquisitions.

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

Interest expense.  Interest expense decreased $8.2 million, or 7.9 percent, for 2016 as compared to 2015.  This decrease was primarily the result of lower interest rates achieved on refinanced debt in 2016.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of office properties, net cash provided by operating activities and draw from its unsecured revolving credit facility.  The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration.  Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements.  The Company expects to meet its financing requirements through funds generated from operating activities, to the extent available, proceeds from property sales, joint venture capital, long-term and short-term borrowings (including draws on the Company’s unsecured revolving credit facility) and the issuance of additional debt and/or equity securities.

Repositioning of the Company’s Portfolio:

As described earlier relative to its current strategic initiative, the Company’s management has been reviewing its portfolio and identifying opportunities to divest of non-core office properties that no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or when market conditions are favorable to be sold at attractive prices.  The Company anticipates continuing to redeploy the proceeds from non-core rental property sales in the near-term to acquire office properties, enhance amenities and infrastructure at existing office properties, develop, redevelop and acquire multi-family rental properties, as well as reposition certain office properties into multi-family residential and/or mixed use properties, in its core Northeast sub-markets.

Construction Projects:

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the first quarter 2018.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92.7 million with development costs of $86.9 million incurred through December 31, 2017.   The Company has a construction loan with a maximum borrowing amount of $58 million (with $37.8 million outstanding as of December 31, 2017), which is expected to fund the remaining costs to complete the project.

In 2015, the Company entered into a 90-percent owned consolidated joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is expected to be ready for occupancy by second quarter 2018.  The construction of the project is estimated to cost $139.4 million, with development costs of $101.7 million incurred by the venture through December 31, 2017.  The venture has a $94 million construction loan (with $43.7 million outstanding as of December 31, 2017), which is expected to fund the remaining costs to complete the project.

In 2016, the Company commenced the repurposing of a former office property site located at 250 Johnson Road in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million (of which development costs of $53.9 million have been incurred through December 31, 2017), is expected to be ready for occupancy by the first quarter 2018.  The remaining costs to complete the project are expected to be funded primarily from a $42 million construction loan (with $32.5 million outstanding as of December 31, 2017).

In 2016, the Company started construction of a 296-unit multi-family project known as Portside 5/6 in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million (of which $101.3 million have been incurred through December 31, 2017).  The remaining costs to complete the project are expected to be funded primarily from a $73 million construction loan (with $45.8 million outstanding as of December 31, 2017).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, known as Port Imperial South 11, which is expected to be ready for occupancy by second quarter 2018, is estimated to cost $125 million (of which development costs of $83.6 million have been incurred through December 31, 2017).  The project costs are expected to be funded from a $78 million construction loan (with $46.1 million outstanding as of December 31, 2017).  The Company expects to fund $47 million for the development of the project, of which the Company has funded $37.5 million as of December 31, 2017.

In August 2017,  the Company acquired an existing mortgage note receivable encumbering a vacant developable land parcel located in Jersey City, New Jersey (the “Land Property”) with a balance of $44.7 million (the “Land Note Receivable”).  The Land Note Receivable matures in July 2019 and earns interest at an annual rate of 5.85 percent which accrues monthly and is payable at maturity.  The Land Property is currently an unimproved land parcel which operates as a surface parking facility.  Additionally, the Company entered into an agreement to acquire the Land Property, subject to the Company’s ability to obtain all necessary development rights and entitlements to develop an apartment building on the land, and other related conditions to ensure that the Company can develop the project.  The purchase price is $73 million, subject to adjustment based on the level of development rights obtained for the construction of a multifamily apartment building

REIT Restrictions:

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $71.9 million ($81.2 million, including units in the Operating Partnership held by parties other than the General Partner) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of December 31, 2017, 80 of the Company’s properties, primarily a portfolio of flex properties in Westchester County, New York, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.

Unencumbered Properties:

As of December 31, 2017, the Company had 129 unencumbered properties with a carrying value of $2.1 billion representing 88.4 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $3.4 million to $28.2 million at December 31, 2017, compared to $31.6 million at December 31, 2016.  This decrease is comprised of the following net cash flow items:

(1)	$196.1 million provided by operating activities.

(2)	$545.7 million used in investing activities, consisting primarily of the following:

	(a)	$36.1 million used for investments in unconsolidated joint ventures; plus
	(b)	$619.4 million used for rental property acquisitions and related intangibles; plus
	(c)	$90.1 million used for additions to rental property and improvements; plus
	(d)	$267.8 million used for the development of rental property, other related costs and deposits; plus
	(e)	$47 million used for investments in notes receivable; minus
	(f)	$8 million decrease in restricted cash; minus
	(g)	$311.9 million from proceeds from the sales of rental property; minus
	(h)	$74.9 million received from payments of notes receivables; minus
	(i)	$110.3 million from proceeds from the sale of investments in unconsolidated joint venture; minus
	(j)	$3.6 million from investment receivable; minus
	(k)	$5.9 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$346.1 million provided by financing activities, consisting primarily of the following:

	(a)	$730 million from borrowings under the revolving credit facility; plus
	(b)	$325 million from borrowings from the unsecured term loan; plus
	(c)	$514 million from proceeds received from mortgages and loans payable; plus
	(d)	$139 million from issuance of redeemable noncontrolling interests; minus
	(e)	$19 million from contributions to noncontrolling interests; minus

(f)	$866 million used for repayments of revolving credit facility; minus
(g)	$250 million used for repayment of senior unsecured notes; minus
(h)	$156.8 million used for repayments of mortgages, loans payable and other obligations; minus
(i)	$2 million used for acquisition of noncontrolling interests; minus
(j)	$77.8 million used for payments of dividends and distributions; minus
(k)	$9.2 million used for payment of finance cost.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2017:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,250,000	44.23%	3.62%		3.04
Fixed Rate Secured Debt	1,193,667	42.24%	4.35%		5.69
Variable Rate Secured Debt	232,444	8.22%	4.25%		1.52
Variable Rate Unsecured Debt (b)	150,000	5.31%	2.68%		3.07

Totals/Weighted Average:	$2,826,111	100.00%	3.93	%(b)	4.04
Adjustment for unamortized debt discount	(3,505)
Unamortized deferred financing costs	(13,038)
Total Debt, Net	$2,809,568

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.49 percent as of December 31, 2017, plus the applicable spread.

(b)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $3.3 million for the year ended December 31, 2017.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2017 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2018	$6,977	$275,210	$282,187	6.58%
2019	665	576,489	577,154	3.65%
2020	2,903	325,000	327,903	3.31%
2021 (b)	3,227	318,800	322,027	2.95%
2022	3,284	300,000	303,284	4.60%
Thereafter	10,642	997,927	1,008,569	3.88%
Sub-total	27,698	2,793,426	2,821,124	3.93%
Adjustment for unamortized debt discount/premium, net as of December 31, 2017	(3,505)	—	(3,505)
Unamortized mark to market	4,987	—	4,987
Unamortized deferred financing costs	(13,038)	—	(13,038)
Totals/Weighted Average	$16,142	$2,793,426	$2,809,568	3.93	% (c)

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.49 percent as of December 31, 2017, plus the applicable spread.

(b)         Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $150.0 million which, in January 2017, was amended and restated and matures in January 2021.

(c)          Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $3.3 million for the year ended December 31, 2017.

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $569 million as of December 31, 2017) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility and Term Loans:

On January 25, 2017, the Company entered into an amended revolving credit facility and new term loan agreement (“2017 Credit Agreement”) with a group of 13 lenders.  Pursuant to the 2017 Credit Agreement, the Company refinanced its existing $600 million unsecured revolving credit facility (“2017 Credit Facility”) and entered into a new $325 million unsecured term loan facility (“2017 Term Loan”).

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

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3 (current since January 2017 amendment)	130.0	30.0
BBB or Baa2	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

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

On January 8, 2018, the Company prepaid mortgage debt of approximately $209 million that encumbered the Company’s property at Harborside Plaza 5, for which it incurred costs of approximately $8.4 million.

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loans, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 16, 2018, the Company had outstanding borrowings of $370 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2018.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units from January 1, 2017 to December 31, 2017:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2017	89,696,713	10,488,105	100,184,818
Common units redeemed for common stock	148,661	(148,662)	(1)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,813	—	2,813
Restricted shares and common units issued	69,736	99,412	169,148
Cancellation of restricted shares	(3,810)	—	(3,810)

Outstanding at December 31, 2017	89,914,113	10,438,855	100,352,968

Share/Unit Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of December 31, 2017, the General Partner has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in the years ended December 31, 2016 and 2017 and through February 16, 2018.

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

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of February 16, 2018.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of February 16, 2018.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $318 million of which the Company has agreed to guarantee up to $36 million.  As of December 31, 2017, the outstanding balance of such debt totaled $200.1 million of which $24 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of December 31, 2017:

		Payments Due by Period
		Less than 1	2 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$683,394	$22,163	$44,325	$337,575	$279,331	—
Unsecured revolving credit facility and term loans (a)	870,790	25,717	694,738	150,335	—	—
Mortgages, loans payable and other obligations (b)	1,507,506	331,958	259,035	228,503	657,138	$30,872
Payments in lieu of taxes (PILOT)	34,776	8,552	17,103	9,121	—	—
Ground lease payments	224,931	2,466	4,957	4,973	12,173	200,362
Other	1,655	405	1,250	—	—	—
Total	$3,323,052	$391,261	$1,021,408	$730,507	$948,642	$231,234

(a)         Interest payments assume LIBOR rate of 1.49 percent, which is the weighted average rate on this outstanding variable rate debt at December 31, 2017, plus the applicable spread.

(b)         Interest payments assume LIBOR rate of 1.50 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at December 31, 2017, plus the applicable spread.

Changes in Executive Officers

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer and Nicholas Hilton as executive vice president of leasing of the General Partner. Mr. Smetana will begin to perform his duties as chief financial officer and Anthony Krug shall cease to serve as chief financial officer immediately following the filing of this Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug will remain an employee of the General Partner and will provide transition services through March 31, 2018.  Mr. Hilton’s employment commenced on February 12, 2018 following the departure of Christopher DeLorenzo.  In connection with these management changes, on January 26, 2018, the General Partner entered into a separation agreement and release with each of Messrs. Krug and DeLorenzo.

Under the terms of the Krug separation agreement, Mr. Krug will receive the following severance benefits:

•                  Earned but unpaid compensation through the date of termination, including base salary, 2017 bonus (when determined), a pro rata portion of his annual car allowance, and any unused vacation time;

•                  A lump sum cash severance payment of $1,312,500;

•                  A prorated portion of his 2018 target bonus equal to $93,750;

•                  COBRA payments for up to two years after termination, in an amount equal to approximately $42,000; and

•                  Accelerated vesting of all unvested long-term incentive plan (“LTIP”) units in the Operating Partnership, consisting of 13,306 LTIP units subject to time-based vesting and 18,665 LTIP units subject to performance-based vesting, with LTIP units subject to performance-based vesting criteria vesting at target performance.

Under the terms of the DeLorenzo separation agreement, Mr. DeLorenzo will receive the following severance benefits:

•                  Earned but unpaid compensation through the date of termination, including base salary, 2017 bonus (when determined), a pro rata portion of his annual car allowance, and any unused vacation time;

•                  A lump sum cash severance payment of $500,000;

•                 COBRA payments for up to 18 months after termination, in an amount equal to approximately $42,000; and

•                  Partial accelerated vesting of unvested LTIP units in the Operating Partnership, consisting of 9,111 LTIP units subject to time based vesting and 13,982 LTIP units subject to performance-based vesting, with LTIP units subject to performance based vesting criteria vesting at target performance.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) available to common shareholders	$23,185	$117,224	$(125,752)
Add (deduct): Noncontrolling interests in Operating Partnership	2,711	13,721	(15,256)
Real estate-related depreciation and amortization on continuing operations (a)	223,763	204,746	190,875
Impairments	—	—	197,919
Gain on change of control of interests	—	(15,347)	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(2,364)	(109,666)	(53,261)
Gain on sale of investment in unconsolidated joint venture	(23,131)	(5,670)	(6,448)
Funds from operations	$224,164	$205,008	$188,077

(a)         Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interest, of $20.3 million, $19.2 million and $21.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Excludes non-real estate-related depreciation and amortization of $1,742,000, $1,112,000 and $954,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

•                  forward-looking financial and operational information, including information relating to future development projects, potential acquisitions or dispositions, leasing activities, capitalization rates, and projected revenue and income;

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

Approximately $2.4 billion of the Company’s long-term debt as of December 31, 2017 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of December 31, 2017 ranged from LIBOR plus 120 basis points to LIBOR plus 450 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $3.8 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2017 would be approximately $115 million.

December 31, 2017
Debt, including current portion											Fair
($s in thousands)	2018	2019	2020	2021		2022	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$237,113	$389,785	$327,903	$172,027		$303,284	$1,008,569	$2,438,681	$(9,622)	$2,429,059	$2,384,084
Average Interest Rate	6.70%	3.56%	3.31%	3.20%		4.60%	3.66%			3.98%

Variable Rate	$45,074	$187,369	—	$150,000	(b)	—	—	$382,443	$(1,934)	$380,509	$379,949

(a)         Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of December 31, 2017.

(b)        Includes $150.0 million of outstanding borrowings under the Company’s unsecured revolving credit facility which, in January 2017, was amended and restated and matures in January 2021.

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

Management’s Report on Internal Control Over Financial Reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the General Partner’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the General Partner’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The General Partner’s management, with the participation of the General Partner’s chief executive officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the General Partner’s internal control over financial reporting, and includes those policies and procedures that:

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

The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2017 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment and those criteria, the General Partner’s management has concluded that the General Partner’s internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Management’s Report on Internal Control Over Financial Reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the General Partner’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the General Partner’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The General Partner’s management, with the participation of the General Partner’s chief executive officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Operating Partnership’s internal control over financial reporting, and includes those policies and procedures that:

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

The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2017 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment and those criteria, the General Partner’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer. Mr. Smetana will begin to perform his duties as chief financial officer and Anthony Krug shall cease to serve as chief financial officer immediately following the filing of this Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug will remain an employee of the General Partner and will provide transition services through March 31, 2018.  This information is being disclosed under this Item 9B of Form 10-K in lieu of Item 5.02 of Form 8-K.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2018, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2018, and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2018, and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2018, and is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2018, and is incorporated herein by reference.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.                    All Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(a) 2.                    Financial Statement Schedules

(i)             Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.:

Schedule III — Real Estate Investments and Accumulated Depreciation as of December 31, 2017 with reconciliations for the years ended December 31, 2017, 2016 and 2015.

Schedule IV — Mortgage Loans on Real Estate as of December 31, 2017.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.                    Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ITEM 16.                 FORM 10-K SUMMARY

Not Applicable

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders

of Mack-Cali Realty Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mack-Cali Realty Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2018

We have served as the Company’s auditor since 1994.

Report of Independent Registered Public Accounting Firm

To the Partners

of Mack-Cali Realty, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mack-Cali Realty, L.P. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2018

We have served as the Company’s auditor since 1998.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,
ASSETS	2017	2016
Rental property
Land and leasehold interests	$786,789	$661,335
Buildings and improvements	3,955,122	3,758,210
Tenant improvements	330,686	364,092
Furniture, fixtures and equipment	30,247	21,230
	5,102,844	4,804,867
Less — accumulated depreciation and amortization	(1,087,083)	(1,332,073)
	4,015,761	3,472,794
Rental property held for sale, net	171,578	39,743
Net investment in rental property	4,187,339	3,512,537
Cash and cash equivalents	28,180	31,611
Investments in unconsolidated joint ventures	252,626	320,047
Unbilled rents receivable, net	100,842	101,052
Deferred charges, goodwill and other assets, net	342,320	267,950
Restricted cash	39,792	53,952
Accounts receivable, net of allowance for doubtful accounts of $1,138 and $1,335	6,786	9,617

Total assets	$4,957,885	$4,296,766

LIABILITIES AND EQUITY
Senior unsecured notes, net	$569,145	$817,355
Unsecured revolving credit facility and term loans	822,288	634,069
Mortgages, loans payable and other obligations, net	1,418,135	888,585
Dividends and distributions payable	21,158	15,327
Accounts payable, accrued expenses and other liabilities	192,716	159,874
Rents received in advance and security deposits	43,993	46,442
Accrued interest payable	9,519	8,427
Total liabilities	3,076,954	2,570,079
Commitments and contingencies

Redeemable noncontrolling interests	212,208	—

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 89,914,113 and 89,696,713 shares outstanding	899	897
Additional paid-in capital	2,565,136	2,576,473
Dividends in excess of net earnings	(1,096,429)	(1,052,184)
Accumulated other comprehensive income (loss)	6,689	1,985
Total Mack-Cali Realty Corporation stockholders’ equity	1,476,295	1,527,171

Noncontrolling interests in subsidiaries:
Operating Partnership	171,395	178,570
Consolidated joint ventures	21,033	20,946
Total noncontrolling interests in subsidiaries	192,428	199,516

Total equity	1,668,723	1,726,687

Total liabilities and equity	$4,957,885	$4,296,766

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2017	2016	2015
Base rents	$501,334	$506,877	$487,041
Escalations and recoveries from tenants	58,767	60,505	62,481
Real estate services	23,129	26,589	29,620
Parking income	20,270	13,630	11,124
Other income	12,700	5,797	4,617
Total revenues	616,200	613,398	594,883

EXPENSES
Real estate taxes	81,364	87,379	82,688
Utilities	42,598	49,624	55,965
Operating services	107,379	103,954	107,951
Real estate services expenses	23,394	26,260	25,583
General and administrative	50,949	51,979	49,147
Acquisition-related costs	—	2,880	1,560
Depreciation and amortization	205,169	186,684	170,402
Impairments	—	—	197,919
Total expenses	510,853	508,760	691,215
Operating income (loss)	105,347	104,638	(96,332)

OTHER (EXPENSE) INCOME
Interest expense	(93,388)	(94,889)	(103,051)
Interest and other investment income (loss)	2,766	1,614	794
Equity in earnings (loss) of unconsolidated joint ventures	(6,081)	18,788	(3,172)
Gain on change of control of interests	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	2,364	109,666	53,261
Gain on sale of investment in unconsolidated joint venture	23,131	5,670	6,448
Loss from extinguishment of debt, net	(421)	(30,540)	—
Total other income (expense)	(71,629)	25,656	(45,720)
Net income (loss)	33,718	130,294	(142,052)
Noncontrolling interest in consolidated joint ventures	1,018	651	1,044
Noncontrolling interest in Operating Partnership	(2,711)	(13,721)	15,256
Redeemable noncontrolling interest	(8,840)	—	—
Net income (loss) available to common shareholders	$23,185	$117,224	$(125,752)

Basic earnings per common share:
Net income (loss) available to common shareholders	$0.06	$1.31	$(1.41)

Diluted earnings per common share:
Net income (loss) available to common shareholders	$0.06	$1.30	$(1.41)

Basic weighted average shares outstanding	90,005	89,746	89,291

Diluted weighted average shares outstanding	100,703	100,498	100,222

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$33,718	$130,294	$(142,052)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	5,250	2,216	—
Comprehensive income (loss)	$38,968	$132,510	$(142,052)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	1,018	651	1,044
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(8,840)	—	—
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(3,257)	(13,952)	15,256
Comprehensive income (loss) attributable to common shareholders	$27,889	$119,209	$(125,752)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity
Balance at January 1, 2015	89,077	$891	$2,560,183	$(936,293)	$—	$257,230	$1,882,011
Net income (loss)	—	—	—	(125,752)	—	(16,300)	(142,052)
Common stock dividends	—	—	—	(53,567)	—	—	(53,567)
Common unit distributions	—	—	—	—	—	(6,505)	(6,505)
Increase in noncontrolling interest in consolidated joint ventures	—	—	—	—	—	3,128	3,128
Redemption of common units for common stock	567	6	9,941	—	—	(9,947)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	—	60	—	—	—	60
Directors’ deferred compensation plan	—	—	397	—	—	—	397
Stock compensation	46	—	2,277	—	—	—	2,277
Cancellation of restricted shares	(109)	(1)	(2,040)	—	—	—	(2,041)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(426)	—	—	426	—
Balance at December 31, 2015	89,584	$896	$2,570,392	$(1,115,612)	$—	$228,032	$1,683,708
Net income (loss)	—	—	—	117,224	—	13,070	130,294
Common stock dividends	—	—	—	(53,796)	—	—	(53,796)
Common unit distributions	—	—	—	—	—	(6,619)	(6,619)
Decrease in noncontrolling interest in consolidated joint ventures	—	—	414	—	—	(35,544)	(35,130)
Redemption of common units for common stock	29	—	474	—	—	(474)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	—	71	—	—	—	71
Directors’ deferred compensation plan	—	—	372	—	—	—	372
Stock compensation	85	1	3,465	—	—	2,180	5,646
Cancellation of restricted shares	(4)	—	(75)	—	—	—	(75)
Other comprehensive income	—	—	—	—	1,985	231	2,216
Rebalancing of ownership percentage between parent and subsidiaries	—	—	1,360	—	—	(1,360)	—
Balance at December 31, 2016	89,697	$897	$2,576,473	$(1,052,184)	$1,985	$199,516	$1,726,687
Net income (loss)	—	—	—	23,185	—	10,533	33,718
Common stock dividends	—	—	—	(67,430)	—	—	(67,430)
Common unit distributions	—	—	—	—	—	(8,629)	(8,629)
Issuance of limited partner common units	—	—	—	—	—	2,793	2,793
Redeemable noncontrolling interest	—	—	(17,951)	—	—	(10,914)	(28,865)
Decrease in noncontrolling interest in consolidated joint ventures	—	—	(3,756)	—	—	1,105	(2,651)
Redemption of common units for common stock	149	1	2,530	—	—	(2,531)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	67	—	—	—	67
Directors’ deferred compensation plan	—	—	482	—	—	—	482
Stock compensation	70	1	2,814	—	—	4,632	7,447
Cancellation of restricted shares	(4)	—	(146)	—	—	—	(146)
Other comprehensive income	—	—	—	—	4,704	546	5,250
Rebalancing of ownership percentage between parent and subsidiaries	—	—	4,623	—	—	(4,623)	—
Balance at December 31, 2017	89,914	$899	$2,565,136	$(1,096,429)	$6,689	$192,428	$1,668,723

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,718	$130,294	$(142,052)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	198,674	186,549	172,108
Amortization of directors deferred compensation stock units	482	372	397
Amortization of stock compensation	7,447	5,646	2,219
Amortization of deferred financing costs	4,612	4,582	3,790
Amortization of debt discount and mark-to-market	(287)	1,686	3,385
Equity in (earnings) loss of unconsolidated joint ventures	6,081	(18,788)	3,172
Distributions of cumulative earnings from unconsolidated joint ventures	8,186	6,120	5,644
Gain on change of control of interests	—	(15,347)	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(2,364)	(109,666)	(53,261)
Gain on sale of investments in unconsolidated joint ventures	(23,131)	(5,670)	(6,448)
Loss (gain) from extinguishment of debt	421	(12,420)	—
Impairments	—	—	197,919
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(11,286)	(12,775)	(1,760)
Increase in deferred charges, goodwill and other assets	(19,711)	(33,878)	(22,854)
Decrease (increase) in accounts receivable, net	2,831	596	(2,178)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,012)	(14,535)	6,960
Decrease in rents received in advance and security deposits	(1,817)	(3,297)	(2,408)
Increase (decrease) in accrued interest payable	1,296	(9,362)	4,822

Net cash provided by operating activities	$196,140	$100,107	$169,455

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(619,350)	$(407,869)	$(70,455)
Rental property additions and improvements	(90,068)	(121,582)	(94,073)
Development of rental property and other related costs	(267,845)	(206,955)	(81,073)
Proceeds from the sales of rental property	311,923	607,457	81,049
Proceeds from the sale of investments in unconsolidated joint ventures	110,269	6,420	6,448
Investments in notes receivable	(47,049)	—	—
Repayment of notes receivable	74,945	500	8,250
Investment in unconsolidated joint ventures	(36,060)	(35,930)	(78,027)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,877	22,231	6,445
Proceeds from investment receivable	3,625	—	—
Decrease (increase) in restricted cash	8,027	(1,934)	(1,098)

Net cash used in investing activities	$(545,706)	$(137,662)	$(222,534)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$730,000	$1,165,000	$334,000
Repayment of revolving credit facility	(866,000)	(1,034,000)	(179,000)
Repayment of senior unsecured notes	(250,000)	(448,339)	—
Borrowings from unsecured term loan	325,000	350,000	—
Proceeds from mortgages and loans payable	513,989	455,190	10,752
Repayment of mortgages, loans payable and other obligations	(156,760)	(349,426)	(43,133)
Acquisition of noncontrolling interests	(2,021)	(37,946)	—
Issuance of redeemable noncontrolling interests, net	139,002	—	—
Payment of contingent consideration	—	—	(1,167)
Payment of financing costs	(9,230)	(9,414)	(2,998)
Contributions from (to) noncontrolling interests	(19)	1,065	2,140
Payment of dividends and distributions	(77,826)	(60,041)	(59,987)

Net cash provided by financing activities	$346,135	$32,089	$60,607

Net (decrease) increase in cash and cash equivalents	$(3,431)	$(5,466)	$7,528
Cash and cash equivalents, beginning of period	31,611	37,077	29,549

Cash and cash equivalents, end of period	$28,180	$31,611	$37,077

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	December 31,
	2017	2016
ASSETS
Rental property
Land and leasehold interests	$786,789	$661,335
Buildings and improvements	3,955,122	3,758,210
Tenant improvements	330,686	364,092
Furniture, fixtures and equipment	30,247	21,230
	5,102,844	4,804,867
Less — accumulated depreciation and amortization	(1,087,083)	(1,332,073)
	4,015,761	3,472,794
Rental property held for sale, net	171,578	39,743
Net investment in rental property	4,187,339	3,512,537
Cash and cash equivalents	28,180	31,611
Investments in unconsolidated joint ventures	252,626	320,047
Unbilled rents receivable, net	100,842	101,052
Deferred charges, goodwill and other assets, net	342,320	267,950
Restricted cash	39,792	53,952
Accounts receivable, net of allowance for doubtful accounts of $1,138 and $1,335	6,786	9,617

Total assets	$4,957,885	$4,296,766

LIABILITIES AND EQUITY
Senior unsecured notes, net	$569,145	$817,355
Unsecured revolving credit facility and term loans	822,288	634,069
Mortgages, loans payable and other obligations, net	1,418,135	888,585
Distributions payable	21,158	15,327
Accounts payable, accrued expenses and other liabilities	192,716	159,874
Rents received in advance and security deposits	43,993	46,442
Accrued interest payable	9,519	8,427
Total liabilities	3,076,954	2,570,079
Commitments and contingencies

Redeemable noncontrolling interests	212,208	—

Partners’ Capital:
General Partner, 89,914,113 and 89,696,713 common units outstanding	1,407,366	1,467,569
Limited partners, 10,438,855 and 10,488,105 common units outstanding	233,635	236,187
Accumulated other comprehensive income (loss)	6,689	1,985
Total Mack-Cali Realty, L.P. partners’ capital	1,647,690	1,705,741

Noncontrolling interests in consolidated joint ventures	21,033	20,946

Total equity	1,668,723	1,726,687

Total liabilities and equity	$4,957,885	$4,296,766

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Base rents	$501,334	$506,877	$487,041
Escalations and recoveries from tenants	58,767	60,505	62,481
Real estate services	23,129	26,589	29,620
Parking income	20,270	13,630	11,124
Other income	12,700	5,797	4,617
Total revenues	616,200	613,398	594,883

EXPENSES
Real estate taxes	81,364	87,379	82,688
Utilities	42,598	49,624	55,965
Operating services	107,379	103,954	107,951
Real estate services expenses	23,394	26,260	25,583
General and administrative	50,949	51,979	49,147
Acquisition-related costs	—	2,880	1,560
Depreciation and amortization	205,169	186,684	170,402
Impairments	—	—	197,919
Total expenses	510,853	508,760	691,215
Operating income (loss)	105,347	104,638	(96,332)

OTHER (EXPENSE) INCOME
Interest expense	(93,388)	(94,889)	(103,051)
Interest and other investment income (loss)	2,766	1,614	794
Equity in earnings (loss) of unconsolidated joint ventures	(6,081)	18,788	(3,172)
Gain on change of control of interests	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of
rental property, net	2,364	109,666	53,261
Gain on sale of investment in unconsolidated joint venture	23,131	5,670	6,448
Loss from extinguishment of debt, net	(421)	(30,540)	—
Total other income (expense)	(71,629)	25,656	(45,720)
Net income (loss)	33,718	130,294	(142,052)
Noncontrolling interest in consolidated joint ventures	1,018	651	1,044
Redeemable noncontrolling interest	(8,840)	—	—
Net income (loss) available to common unitholders	$25,896	$130,945	$(141,008)

Basic earnings per common unit:
Net income (loss) available to common unitholders	$0.06	$1.31	$(1.41)

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$0.06	$1.30	$(1.41)

Basic weighted average units outstanding	100,410	100,245	100,222

Diluted weighted average units outstanding	100,703	100,498	100,222

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$33,718	$130,294	$(142,052)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	5,250	2,216	—
Comprehensive income (loss)	$38,968	$132,510	$(142,052)
Comprehensive (income) loss attributable to noncontrolling
interest in consolidated joint ventures	1,018	651	1,044
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(8,840)	—	—
Comprehensive income (loss) attributable to common unitholders	$31,146	$133,161	$(141,008)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Accumulated	Noncontrolling
			General Partner	Limited Partner	Other	Interest
	General Partner	Limited Partner	Common	Common	Comprehensive	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2015	89,077	11,084	$1,568,098	$258,856	$—	$55,057	$1,882,011
Net income (loss)	—	—	(125,752)	(15,256)	—	(1,044)	(142,052)
Distributions	—	—	(53,567)	(6,505)	—	—	(60,072)
Increase in noncontrolling interest	—	—	—	—	—	3,128	3,128
Redemption of limited partner common units for shares of general partner common units	567	(567)	9,947	(9,947)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	—	60	—	—	—	60
Directors’ deferred compensation plan	—	—	397	—	—	—	397
Stock compensation	46	—	2,277	—	—	—	2,277
Cancellation of restricted shares	(109)	—	(2,041)	—	—	—	(2,041)
Balance at December 31, 2015	89,584	10,517	$1,399,419	$227,148	$—	$57,141	$1,683,708
Net income (loss)	—	—	117,224	13,721	—	(651)	130,294
Distributions	—	—	(53,796)	(6,619)	—	—	(60,415)
Decrease in noncontrolling interest	—	—	414	—	—	(35,544)	(35,130)
Redemption of limited partner common units for shares of general partner common units	29	(29)	474	(474)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	—	71	—	—	—	71
Directors’ deferred compensation plan	—	—	372	—	—	—	372
Other comprehensive income	—	—	—	231	1,985	—	2,216
Stock compensation	85	—	3,466	2,180	—	—	5,646
Cancellation of restricted shares	(4)	—	(75)	—	—	—	(75)
Balance at December 31, 2016	89,697	10,488	$1,467,569	$236,187	$1,985	$20,946	$1,726,687
Net income (loss)	—	—	23,185	2,711	—	7,822	33,718
Distributions	—	—	(67,430)	(8,629)	—	—	(76,059)
Issuance of limited partner common units	—	99	—	2,793	—	—	2,793
Redeemable noncontrolling interest	—	—	(17,951)	(2,074)	—	(8,840)	(28,865)
Decrease in noncontrolling interest	—	—	(3,756)	—	—	1,105	(2,651)
Redemption of limited partner common units for shares of general partner common units	149	(149)	2,531	(2,531)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	67	—	—	—	67
Directors’ deferred compensation plan	—	—	482	—	—	—	482
Other comprehensive income	—	—	—	546	4,704	—	5,250
Stock compensation	70	—	2,815	4,632	—	—	7,447
Cancellation of restricted shares	(4)	—	(146)	—	—	—	(146)
Balance at December 31, 2017	89,914	10,438	$1,407,366	$233,635	$6,689	$21,033	$1,668,723

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,718	$130,294	$(142,052)
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets	198,674	186,549	172,108
Amortization of directors deferred compensation stock units	482	372	397
Amortization of stock compensation	7,447	5,646	2,219
Amortization of deferred financing costs	4,612	4,582	3,790
Amortization of debt discount and mark-to-market	(287)	1,686	3,385
Equity in (earnings) loss of unconsolidated joint ventures	6,081	(18,788)	3,172
Distributions of cumulative earnings from unconsolidated joint ventures	8,186	6,120	5,644
Gain on change of control of interests	—	(15,347)	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(2,364)	(109,666)	(53,261)
Gain on sale of investments in unconsolidated joint ventures	(23,131)	(5,670)	(6,448)
Loss (gain) from extinguishment of debt	421	(12,420)	—
Impairments	—	—	197,919
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(11,286)	(12,775)	(1,760)
Increase in deferred charges, goodwill and other assets	(19,711)	(33,878)	(22,854)
Decrease (increase) in accounts receivable, net	2,831	596	(2,178)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,012)	(14,535)	6,960
Decrease in rents received in advance and security deposits	(1,817)	(3,297)	(2,408)
Increase (decrease) in accrued interest payable	1,296	(9,362)	4,822

Net cash provided by operating activities	$196,140	$100,107	$169,455

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(619,350)	$(407,869)	$(70,455)
Rental property additions and improvements	(90,068)	(121,582)	(94,073)
Development of rental property and other related costs	(267,845)	(206,955)	(81,073)
Proceeds from the sales of rental property	311,923	607,457	81,049
Proceeds from the sale of investments in unconsolidated joint ventures	110,269	6,420	6,448
Investments in notes receivable	(47,049)	—	—
Repayment of notes receivable	74,945	500	8,250
Investment in unconsolidated joint ventures	(36,060)	(35,930)	(78,027)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,877	22,231	6,445
Proceeds from investment receivable	3,625	—	—
Decrease (increase) in restricted cash	8,027	(1,934)	(1,098)

Net cash used in investing activities	$(545,706)	$(137,662)	$(222,534)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$730,000	$1,165,000	$334,000
Repayment of revolving credit facility	(866,000)	(1,034,000)	(179,000)
Repayment of senior unsecured notes	(250,000)	(448,339)	—
Borrowings from unsecured term loan	325,000	350,000	—
Proceeds from mortgages and loans payable	513,989	455,190	10,752
Repayment of mortgages, loans payable and other obligations	(156,760)	(349,426)	(43,133)
Acquisition of noncontrolling interests	(2,021)	(37,946)	—
Issuance of redeemable noncontrolling interests, net	139,002	—	—
Payment of contingent consideration	—	—	(1,167)
Payment of financing costs	(9,230)	(9,414)	(2,998)
Contributions from (to) noncontrolling interests	(19)	1,065	2,140
Payment of distributions	(77,826)	(60,041)	(59,987)

Net cash provided by financing activities	$346,135	$32,089	$60,607

Net (decrease) increase in cash and cash equivalents	$(3,431)	$(5,466)	$7,528
Cash and cash equivalents, beginning of period	31,611	37,077	29,549

Cash and cash equivalents, end of period	$28,180	$31,611	$37,077

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (square footage, apartment unit, room, and building counts unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”).  The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.6 percent and 89.5 percent common unit interest in the Operating Partnership as of December 31, 2017 and December 31, 2016, respectively.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of December 31, 2017, the Company owned or had interests in 157 properties, consisting of 69 office and 70 flex properties, totaling approximately 17.7 million square feet, leased to approximately 900 commercial tenants, and 18 multi-family rental properties containing 5,826 apartments, plus developable land (collectively, the “Properties”).  The Properties are comprised of 69 office buildings totaling approximately 14.1 million square feet (which include four buildings aggregating approximately 0.5 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 56 office/flex buildings totaling approximately 3.1 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 18 multi-family properties totaling 5,826 apartments (which include eight properties aggregating 3,275 apartments owned by unconsolidated joint ventures in which the Company has investment interests), six parking/retail properties totaling approximately 137,100 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to others.  The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

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

As of December 31, 2017 and 2016, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 3: Rockpoint Transaction), have total real estate assets of $215.5 million and $201.9 million, respectively, mortgages of $81.2 million and $78.4 million, respectively, and other liabilities of $19.3 million and $19.2 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Acquisition—related costs were expensed as incurred through December 31, 2016. The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $2.2 million, $2.6 million and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in total rental property is construction, tenant improvement and development in-progress of $559.5 million and $361.1 million as of December 31, 2017 and 2016, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values. The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed differ from the purchase consideration of a business transaction.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, near-term mortgage debt maturities and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the impairment loss shall be measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Rental Property Held for Sale

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Company generally considers assets to be held for sale when the transaction has received appropriate corporate authority, and there are no significant contingencies relating to the sale. If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established.

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $4,612,000, $4,582,000 and $3,790,000 for the years ended December 31, 2017, 2016 and 2015, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. Included in loss from extinguishment of debt, net of gains, of $0.4 million, $30.5 million and zero for the years ended December 31, 2017, 2016 and 2015 were unamortized deferred financing costs which were written off amounting to $0.4 million, $0.7 million and zero, respectively.

Deferred Leasing Costs

Costs incurred in connection with successfully executed commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation related to commercial leases, which is capitalized and amortized, and included in deferred charges, goodwill and other assets, net was approximately $3,146,000, $3,270,000 and $3,521,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable. Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized. Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized. The Company determined that its goodwill was not impaired at December 31, 2017 after management performed its impairment tests.

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

Income and Other Taxes

The General Partner has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “IRS Code”). As a REIT, the General Partner generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that the General Partner satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income (determined by excluding any net capital gains) to its shareholders. If and to the extent the General Partner retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes, as applicable, on such net capital gains at the rate applicable to capital gains of a corporation.

The Operating Partnership is a partnership, and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

As of December 31, 2017, the estimated net basis of the rental property for federal income tax purposes was lower than the net assets as reported in the Operating Partnership’s financial statements by approximately $231,067,000. The Operating Partnership’s taxable income for the year ended December 31, 2017 was estimated to be approximately $97,037,000 and for the years ended December 31, 2016 and 2015 was approximately $30,208,000 and $63,285,000, respectively. The differences between book income and taxable income primarily result from differences in depreciation expenses, the recording of rental income, differences in the deductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange.

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

The deferred tax balance at December 31, 2017 is $11.7 million which has been fully reserved through a valuation allowance. New tax reform legislation enacted in late 2017 reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date.  As a result, the Company recorded a decrease related to deferred tax assets of $5.3 million and a decrease to the associated valuation allowance of $5.3 million at December 31, 2017. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2013 forward.

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

Dividends and Distributions Payable

The dividends and distributions payable at December 31, 2017 represents dividends payable to common shareholders (89,914,658 shares) and distributions payable to noncontrolling interest unitholders of the Operating Partnership (10,438,855 common units and 1,230,877 LTIP units) for all such holders of record as of January 3, 2018 with respect to the fourth quarter 2017. The fourth quarter 2017 common stock dividends and unit distributions of $0.20 per common share, common unit and LTIP unit were approved by the General Partner’s Board of Directors on December 12, 2017 and paid on January 12, 2018.

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

The Company has determined that the $0.70 dividend per common share paid during the year ended December 31, 2017 represented 100 percent ordinary income; the $0.60 dividend per common share paid during the year ended December 31, 2016 represented 100 percent return of capital; and the $0.60 dividend per common share paid during the year ended December 31, 2015 represented approximately 90 percent ordinary income and approximately 10 percent return of capital.

Costs Incurred For Stock Issuances	Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $7,447,000, $5,646,000 and $2,219,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Impact Of Recently-Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016.  While lease contracts with customers, which constitute the majority of the Company’s revenues, are a specific scope exception of ASU 2014-09, certain of the Company’s revenue streams, including management services and other fee income, may be impacted by ASU 2014-09.  The Company has evaluated the effect the adoption will have on the Company’s revenue, and does not expect it will have a material impact on the Company’s consolidated financial statements, and also does not believe the adoption will significantly affect the timing of the recognition of the Company’s services income.  The Company plans to adopt this standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.

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

3.    RECENT TRANSACTIONS

Management Changes

On April 5, 2017, the Company announced that Michael J. DeMarco would be assuming the title of chief executive officer of the Company and Mitchell Rudin, formerly the chief executive officer, was being named the vice chairman of the Company effective April 4, 2017.  Mr. DeMarco had joined the Company in 2015 as the president and chief operating officer.

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer and Nicholas Hilton as executive vice president of leasing of the General Partner. Mr. Smetana will begin to perform his duties as chief financial officer and Anthony Krug shall cease to serve as chief financial officer immediately following the filing of this Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug will remain an employee of the General Partner and will provide transition services through March 31, 2018.  Mr. Hilton’s employment commenced on February 12, 2018 following the departure of Christopher DeLorenzo.

Acquisitions

2017

The Company acquired the following office properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the year ended December 31, 2017 (dollars in thousands):

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

The Company acquired three developable land parcels located in Jersey City, Morris Township and Red Bank, New Jersey, for approximately $80 million during the year ended December 31, 2017.  The acquisitions were funded using available cash and borrowings under the Company’s unsecured revolving credit facility.

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

Consolidations

2017

On February 3, 2017, the Operating Partnership issued 42,800 shares of a new class of 3.5 percent Series A Preferred Limited Partnership Units of the Operating Partnership (the “Series A Units”) valued at $42.8 million.  The Series A Units were issued to the Company’s partners in the Plaza VIII & IX Associates L.L.C. joint venture that owns a development site adjacent to the Company’s Harborside property in Jersey City, New Jersey as non-cash consideration for their approximate 37.5 percent interest in the joint venture.  Concurrent with the issuance of the Series A Units, the Company purchased from other partners in the Plaza VIII & IX Associates L.L.C. joint venture their approximate 12.5 percent interest for approximately $14.3 million in cash.  The results of these transactions increased the Company’s interests in the joint venture from 50 percent to 100 percent.  Upon these acquisitions, the Company consolidated Plaza VIII & IX Associates L.L.C., a voting interest entity, substantially all of which is comprised of land for development.  As an acquisition of the additional 50 percent of the land, the Company accounted for the transaction as an asset acquisition under a cost accumulation model, resulting in total consolidated assets of $60.6 million, substantially all of which is classified as land on the Balance Sheet.

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

As an acquisition of the remaining interests in the venture which owns the Monaco Towers, the Company accounted for the transaction as an asset acquisition under a cost accumulation model, resulting in total consolidated net assets of $139.9 million which is allocated, as follows (in thousands):

	Monaco	Monaco
	North	South	Total
Land and leasehold interest	$27,300	$31,461	$58,761
Buildings and improvements and other assets	112,841	129,895	242,736
Above market leases (a)	350	—	350
In-place lease values (a)	4,585	4,913	9,498
Less: Below market lease values (a)	(141)	(118)	(259)
	144,935	166,151	311,086
Less: Debt assumed at fair value	(79,544)	(91,656)	(171,200)
Net assets recorded upon consolidation	$65,391	$74,495	$139,886

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

(a)   In-place lease values and below-market lease values are being amortized over a weighted average term of 7.4 months.

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

Dispositions/Rental Property Held for Sale

2017

The Company disposed of the following office properties during the year ended December 31, 2017 (dollars in thousands):

									Realized
									Gains
				Rentable		Net		Net	(losses)/
Disposition			# of	Square		Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet		Proceeds		Value	Losses, net
01/30/17	Cranford portfolio	Cranford, New Jersey	6	435,976		$26,598		$22,736	$3,862
01/31/17	440 Route 22 East (a)	Bridgewater, New Jersey	1	198,376		10,074		10,069	5
02/07/17	3 Independence Way	Princeton, New Jersey	1	111,300		11,549		9,910	1,639
05/15/17	103 Carnegie Center	Princeton, New Jersey	1	96,000		15,063		8,271	6,792
08/29/17	400 Chestnut Ridge Road	Woodcliff Lake, New Jersey	1	89,200		6,891		7,498	(607)
08/30/17	140 E. Ridgewood Avenue	Paramus, New Jersey	1	239,680		30,201		30,737	(536)
08/30/17	Bergen portfolio	Woodcliff Lake, Paramus and
		Rochelle Park, New Jersey	5	1,061,544		86,973	(c)	135,121	(48,148)
09/11/17	377 Summerhill Road	East Brunswick, New Jersey	1	40,000		3,221		2,172	1,049
09/13/17	700 Executive Boulevard	Elmsford, New York	—	—	(b)	5,717		970	4,747
09/20/17	Totowa Portfolio	Totowa, New Jersey	13	499,243		63,624		27,630	35,994
09/27/17	890 Mountain Avenue (d)	New Providence, New Jersey	1	80,000		4,852		6,139	(1,287)
09/28/17	135 Chestnut Ridge Road	Montvale, New Jersey	1	66,150		5,844	(e)	2,929	2,915
09/29/17	Moorestown portfolio	Moorestown and Burlington, New Jersey	26	1,260,398		73,393	(f)	56,186	17,207
10/19/17	1 Enterprise Boulevard	Yonkers, New York	—	—	(b)	3,230		1,380	1,850
11/15/17	61 South Paramus Road	Paramus, New Jersey	1	269,191		23,255		37,184	(13,929)
12/06/17	300 Tice Boulevard	Woodcliff Lake, New Jersey	1	230,000		28,847		25,705	3,142
Sub-total			60	4,677,058		399,332		384,637	14,695

Unrealized losses on rental property held for sale									(12,331)

Totals			60	4,677,058		$399,332		$384,637	$2,364

(a) The Company recorded a valuation allowance of $7.7 million on this property during the year ended December 31, 2016.

(b) This disposition is of a ground leased land property.

(c)     At closing, the Company provided short term seller financing aggregating $65 million through mortgage notes receivable to the buyers.  These notes were paid off in November and December 2017.

(d) The Company recorded an impairment charge of $7.0 million on this property during the year ended December 31, 2015.

(e)     The Company recorded an impairment charge of $4.2 million on this property during the year ended December 31, 2015. $5.9 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2017.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(f)      $15.3 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2017.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

The Company identified as held for sale 21 office properties totaling approximately 2 million square feet as of December 31, 2017.  The properties are located in Parsippany, Paramus, Rochelle Park, Hamilton and Wall, New Jersey and White Plains, New York.  The total estimated sales proceeds from the sales are expected to be approximately $223 million.  The Company determined that the carrying value of seven of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $12.3 million during the year ended December 31, 2017.  In February 2018, the Company completed the disposition of one of these properties for sales proceeds of $25.9 million.

The following table summarizes the rental property held for sale, net, as of December 31, 2017: (dollars in thousands)

December 31,
2017
Land	$37,024
Buildings and improvements	273,388
Less: Accumulated depreciation	(126,503)
Less: Unrealized losses on properties held for sale	(12,331)
Rental property held for sale, net	$171,578

Other assets and liabilities related to the rental properties held for sale, as of December 31, 2017, include $9.8 million in deferred charges, and other assets, $4.7 million in Unbilled rents receivable and $4.6 million in Accounts payable, accrued expenses and other liabilities.  Approximately $13.4 million of these assets and $0.3 million of these liabilities are expected to be written off with the completion of the sales.

2016

The Company disposed of the following office and multi-family properties during the year ended December 31, 2016 (dollars in thousands):

							Realized
							Gains
				Net		Net	(losses)/
Disposition			# of	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Proceeds		Value	Losses, net
03/11/16	2 Independence Way (a)	Princeton, New Jersey	1	$4,119		$4,283	$(164)
03/24/16	1201 Connecticut Avenue, NW	Washington, D.C.	1	90,591		31,827	58,764
04/26/16	125 Broad Street (b)	New York, New York	1	192,323		200,183	(7,860)
05/09/16	9200 Edmonston Road	Greenbelt, Maryland	1	4,083	(c)	3,837	246
05/18/16	1400 L Street	Washington, D.C.	1	68,399		30,053	38,346
07/14/16	600 Parsippany Road	Parsippany, New Jersey	1	10,465	(d)	5,875	4,590
07/14/16	4,5,6 Century Drive (e)	Parsippany, New Jersey	3	14,533		17,308	(2,775)
08/11/16	Andover Place	Andover, Massachusetts	1	39,863		37,150	2,713
09/26/16	222,233 Mount Airy Road (f)	Basking Ridge, New Jersey	2	8,817		9,039	(222)
09/27/16	10 Mountainview Road	Upper Saddle River, New Jersey	1	18,990		19,571	(581)
11/07/16	100 Willowbrook, 2,3,4 Paragon (g)	Freehold, New Jersey	4	14,634		19,377	(4,743)
12/05/16	4 Becker Farm Road	Roseland, New Jersey	1	41,400	(h)	31,001	10,399
12/09/16	101,103,105 Eisenhower Parkway	Roseland, New Jersey	3	46,423		45,999	424
12/22/16	Capital Office Park, Ivy Lane (i)	Greenbelt, Maryland	6	46,570		65,064	(18,494)
12/22/16	100 Walnut Avenue	Clark, New Jersey	1	28,428		7,529	20,899
12/22/16	20 Commerce Drive	Cranford, New Jersey	1	28,878		13,071	15,807
12/29/16	4200 Parliament Place (j)	Lanham, Maryland	1	5,965		5,983	(18)
Sub-total			30	664,481		547,150	117,331

Unrealized losses on rental property held for sale							(7,665)

Totals			30	$664,481		$547,150	$109,666

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

As of December 31, 2016, the Company identified as held for sale eight office properties totaling approximately 750,000 square feet.  The properties were located in Princeton, Cranford and Bridgewater, New Jersey.  The Company determined that the carrying value of one of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $7.7 million at December 31, 2016.  In January and February 2017, the Company completed the disposition of these properties for sales proceeds of approximately $45.8 million.

The following table summarizes the rental property held for sale, net, as of December 31, 2016: (dollars in thousands)

December 31,
2016
Land	$10,934
Buildings and improvements	68,266
Less: Accumulated depreciation	(31,792)
Less: Unrealized losses on properties held for sale	(7,665)
Rental property held for sale, net	$39,743

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

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary.  As of December 31, 2017 and December 31, 2016, the Company’s consolidated RRLP entity had total assets of $1.9 billion and $1.3 billion, respectively, total mortgages and loan payable of $769.7 million and $480.7 million, respectively, and other liabilities of $95.9 million and $40.1 million, respectively.

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

On September 29, 2017, the Company sold its interests in the KPG-MCG Curtis joint venture that owns an operating property located in Philadelphia, Pennsylvania for a sales price of $102.5 million, which included the retirement of the Company’s share in a mortgage payable of $75 million, and realized a gain on the sale of the unconsolidated joint venture of $12 million.  $5.6 million of the net sales proceeds from this sale were held by a qualified intermediary, which is considered non cash and recorded in deferred charges, goodwill and other assets.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2017, the Company had an aggregate investment of approximately $252.6 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of December 31, 2017, the unconsolidated joint ventures owned: four office properties aggregating approximately 0.5 million square feet, eight multi-family properties totaling 3,275 apartments, two retail properties aggregating approximately 81,700 square feet, a 350-room hotel, development projects for up to approximately 419 apartments; and interests and/or rights to developable land parcels able to accommodate up to 3,738 apartments.  The Company’s unconsolidated interests range from 12.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of December 31, 2017, such debt had a total facility amount of $318 million of which the Company agreed to guarantee up to $36 million.  As of December 31, 2017, the outstanding balance of such debt totaled $200.1 million of which $24 million was guaranteed by the Company.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $2.8 million and $3.7 million for such services in the years ended December 31, 2017 and 2016, respectively.  The Company had $0.8 million and $0.7 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2017 and 2016.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2017 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $129.5 million as of December 31, 2017.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $165.5 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $36.0 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of December 31, 2017 and 2016:  (dollars in thousands)

						Property Debt
	Number of		Company’s	Carrying Value		As of December 31, 2017
	Apartment Units		Effective	December 31,	December 31,		Maturity		Interest
Entity / Property Name	or Rentable Square Feet (sf)		Ownership % (a)	2017	2016	Balance	Date		Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	412	units	24.27%	$14,544	$15,150	$95,000	05/01/18		4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco	523	units	(e)	—	—	—	—		—
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (b) (c)	130	units	12.50%	6,834	7,145	53,224		(d)		(d)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	316	units	22.50%	8,864	9,707	82,000	11/10/26		3.21%
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (f)	355	units	7.50%	—	—	—	—		—
Crystal House Apartments Investors LLC / Crystal House (g)	825	units	25.00%	30,570	30,565	165,000	04/01/20		3.17%
Riverwalk C Urban Renewal, L.L.C. (h)	360	units	40.00%	16,844	—	—	12/06/21		L+2.75%
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%	16,471	18,050	74,690	03/30/18		L+2.25	%(i)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (f)	227	units	7.50%	—	—	—	—		—
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	45.00%	1,604	2,085	30,000	08/01/25		3.70%
Capitol Place Mezz LLC / Station Townhouses	378	units	50.00%	40,124	43,073	100,070	07/01/33		4.82%
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	762	units	85.00%	94,429	100,188	189,853	08/01/29		5.197	%(j)
Roseland/Port Imperial Partners, L.P. (k)	836	potential units	20.00%	1,678	1,678	—	—		—
RoseGarden Monaco, L.L.C./ San Remo Land (l)	250	potential units	41.67%	—	1,400	—	—		—
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850	potential units	50.00%	337	337	—	—		—
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962	1,962	—	—		—
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations) (m)	1,225,000	sf	50.00%	—	4,448	—	—		—

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	4,602	4,339	13,876	05/17/18		L+3.00%
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	6,734	6,237	9,495	07/01/23		2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	3,369	3,124	4,794	11/01/23		4.76%
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	(n)	—	—	—	—		—
Keystone-Penn	1,842,820	sf	(n)	—	—	—	—		—
Keystone-TriState	1,266,384	sf	(n)	—	2,285	—	—		—
KPG-MCG Curtis JV, L.L.C./ Curtis Center	885,000	sf	(o)	—	65,400	—	—		—

Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	30,745	sf	20.00%	1,625	1,706	—	—		—
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%	440	163	99,135	10/01/26		3.668%
Other (p)				1,595	1,005	—	—		—
Totals:				$252,626	$320,047	$917,137

(a)	Company’s effective ownership% represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $36.8 million bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6.2 million, bears interest at 3.63 percent, matures in August 2018. On February 3, 2017, the venture obtained a construction loan for the Lofts at 40 Park with a balance of $10. 2 million, which bears interest at LIBOR plus 250 basis points and matures in February 2020 and provides, subject to certain conditions, two one-year extension options with a fee of 15 basis points for each year.

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

(g)	The Company also owns a 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.
(h)	On December 7, 2017, simultaneous with the financing of the construction loan, the Company converted its 20 percent subordinate interest to 40 percent pari-passu interest.
(i)

The construction loan had a maximum borrowing amount of $77.4 million and provided, subject to certain conditions, two one-year extension options with a fee of 25 basis points for each year. On March 31, 2017, the Company exercised its first one-year extension option and concurrently the maximum borrowing amount was reduced to $75 million.

(j)

The construction/permanent loan has a maximum borrowing amount of $192 million. The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The development project was placed in service in second quarter 2017.

(k)	The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.
(l)

On September 21, 2017, the joint venture agreement was terminated. Accordingly, the Company wrote off the carrying value of its investment in the joint venture and recorded a loss of $1.4 million on the disposition of its joint venture interest.

(m)	On February 3, 2017, the Company acquired the equity interest of its partner. See Note 3: Recent Transactions - Consolidation.
(n)	On January 31, 2017, the Company sold its equity interest in the joint venture. See Note 3: Recent Transactions - Unconsolidated Joint Venture Activity.
(o)

Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12. On September 29, 2017, the Company sold its equity interest to its joint venture partner, which included the retirement of the Company’s share in the debt of $75 million. See Note 3: Recent Transactions - Unconsolidated Joint Venture Activity.

(p)

The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company’s operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2017, 2016 and 2015: (dollars in thousands)

	Year Ended December 31,
Entity / Property Name	2017	2016	2015
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$334	$231	$231
RoseGarden Monaco Holdings, L.L.C./ Monaco	(265)	(937)	(1,224)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(311)	(317)	(364)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	196	(1,146)	(955)
Crystal House Apartments Investors LLC / Crystal House	(923)	(870)	(123)
Riverwalk C Urban Renewal, L.L.C.	(653)	(58)	(306)
RoseGarden Marbella South, L.L.C./ Marbella II	93	(202)	—
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	—	—	1
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(252)	(190)	(363)
Capitol Place Mezz LLC / Station Townhouses	(1,793)	(2,440)	(3,687)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	(6,356)	(219)	—
Roseland/Port Imperial Partners, L.P.	(219)	(62)	(168)
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	(15)	(80)	(32)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	(25)	(53)	(5)
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	386	393	344
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	238	448	392
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	496	347	270
BNES Associates III / Offices at Crystal Lake	89	(15)	115
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	—	—	(800)
Keystone-Penn	—	600	3,812
Keystone-TriState	—	(1,672)	(2,182)
KPG-MCG Curtis JV, L.L.C./ Curtis Center	(436)	(92)	475
Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(81)	(52)	(70)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson (a)	3,277	24,180	3,036
Other	139	994	(1,569)
Company’s equity in earnings (loss) of unconsolidated joint ventures (b)	$(6,081)	$18,788	$(3,172)

(a)         Equity in earnings in 2016 includes the effect of distributions received from the joint venture’s refinancing.  See Recent Joint Venture Transactions following in this footnote.

(b)         Amounts are net of amortization of basis differences of $792, $436 and $336 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2017 and 2016: (dollars in thousands)

	December 31,	December 31,
	2017	2016
Assets:
Rental property, net	$931,419	$1,746,233
Other assets	207,903	278,289
Total assets	$1,139,322	$2,024,522
Liabilities and partners’/ members’ capital:
Mortgages and loans payable	$689,412	$1,350,973
Other liabilities	80,746	247,212
Partners’/members’ capital	369,164	426,337
Total liabilities and partners’/members’ capital	$1,139,322	$2,024,522

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2017, 2016 and 2015: (dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Total revenues	$358,751	$377,711	$318,980
Operating and other expenses	(297,492)	(262,703)	(220,982)
Depreciation and amortization	(31,020)	(75,512)	(71,711)
Interest expense	(25,822)	(58,390)	(52,972)
Net income (loss)	$4,417	$(18,894)	$(26,685)

5.  DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	December 31,
(dollars in thousands)	2017	2016
Deferred leasing costs	$199,515	$220,947
Deferred financing costs - unsecured revolving credit facility (a)	4,945	5,400
	204,460	226,347
Accumulated amortization	(98,956)	(107,359)
Deferred charges, net	105,504	118,988
Notes receivable (b)	50,167	13,251
In-place lease values, related intangibles and other assets, net (c) (d)	102,757	72,046
Goodwill (e)	2,945	2,945
Prepaid expenses and other assets, net (f)	80,947	60,720

Total deferred charges, goodwill and other assets, net	$342,320	$267,950

(a)         Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(b)         Includes as of December 31, 2017: a mortgage receivable with a balance of $45.7 million (acquired in August 2017) which bears interest at 5.85 percent and matures in July 2019, with a three-month extension option and an interest-free note receivable with a net present value of $2.5 million which matures in April 2023.  The Company believes these balances are fully collectible.

(c)          In accordance with ASC 805, Business Combinations, the Company recognizes rental revenue of acquired above and below market lease intangibles over the terms of the respective leases.  The impact of amortizing the acquired above and below-market lease intangibles increased revenue by approximately $7.9 million, $1.9 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The following table summarizes, as of December 31, 2017, the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (dollars in thousands).

	Acquired Above-	Acquired Below-
	Market Lease	Market Lease	Total
Year	Intangibles	Intangibles	Amortization
2018	$(5,084)	$6,888	$1,804
2019	(4,716)	5,183	467
2020	(3,398)	4,304	906
2021	(2,779)	4,186	1,407
2022	(2,665)	4,063	1,398

(d)         The value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases.  The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $32.2 million, $14.3 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The following table summarizes, as of December 31, 2017, the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (dollars in thousands).

Year
2018	$10,657
2019	8,406
2020	7,078
2021	6,347
2022	5,526

(e)          All goodwill is attributable to the Company’s Multi-family Services segment.

(f)           Includes as of December 31, 2017, $26.9 million of proceeds from property sales held by a qualified intermediary.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of December 31, 2017, the Company had outstanding interest rate swaps with a combined notional value of $675 million that were designated as cash flow hedges of interest rate risk. During the year ending December 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2017, 2016 and 2015 the Company recorded ineffectiveness gain (loss) of $(37,000), $0.6 million and zero, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1.5 million will be reclassified as a decrease to interest expense.

Undesignated Cash Flow Hedges of Interest Rate Risk

Interest rate caps not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company recognized expenses of zero, $2,000 and $93,000 for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2017 and 2016.  (dollars in thousands)

	Fair Value
Asset Derivatives designated	December 31,
as hedging instruments	2017	2016	Balance sheet location
Interest rate swaps	$8,060	$2,847	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the years ending December 31, 2017, 2016 and 2015.  (dollars in thousands)

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness

Amount of Gain or (Loss)
Recognized in Income on
Derivative (Ineffective Portion,
Reclassification for Forecasted
Transactions No Longer
Probable of Occurring and
Amount Excluded from
Effectiveness Testing)

Hedging Relationships	2017	2016	2015	(Effective Portion)	2017	2016	2015	Testing)	2017	2016	2015
Year ended December 31,

Interest rate swaps	$2,869	$(1,183)	$—	Interest expense	$(2,381)	$(3,398)	$—	Interest and other investment income (loss)	$(37)	$631	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of December 31, 2017, the Company did not have derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements.  As of December 31, 2017, the Company has not posted any collateral related to these agreements.

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

	December 31,
	2017	2016
Security deposits	$9,446	$8,778
Escrow and other reserve funds	30,346	45,174

Total restricted cash	$39,792	$53,952

7.  SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of December 31, 2017 and 2016 is as follows:  (dollars in thousands)

	December 31,	December 31,	Effective
	2017	2016	Rate (1)
2.500% Senior Unsecured Notes, due December 15, 2017 (2)	—	$250,000	2.803%
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	825,000
Adjustment for unamortized debt discount	(3,505)	(4,430)
Unamortized deferred financing costs	(2,350)	(3,215)

Total senior unsecured notes, net	$569,145	$817,355

(1)         Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

(2)         The Company repaid these notes at maturity using available cash and borrowings under the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of December 31, 2017.

8.  UNSECURED REVOLVING CREDIT FACILITY AND TERM LOANS

On January 25, 2017, the Company entered into an amended revolving credit facility and new term loan agreement (“2017 Credit Agreement”) with a group of 13 lenders.  Pursuant to the 2017 Credit Agreement, the Company refinanced its existing $600 million unsecured revolving credit facility (“2017 Credit Facility”) and entered into a new $325 million unsecured term loan facility (“2017 Term Loan”).

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

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3 (current since January 2017 amendment)	130.0	30.0
BBB or Baa2	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility and term loans as of December 31, 2017.

As of December 31, 2017 and 2016, the Company’s unsecured credit facility and term loans totaled $822.3 million and $634.1 million, respectively, comprised of: $150.0 million of outstanding borrowings under its unsecured revolving credit facility, $349.0 million from the 2016 Term Loan (net of unamortized deferred financing costs of $1.0 million) and $323.3 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.7 million) as of December 31, 2017, and $286 million of outstanding borrowings under its unsecured revolving credit facility and $348.1 from the 2016 Term Loan (net of unamortized deferred financing costs of $1.9 million) as of December 31, 2016.

9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of December 31, 2017, 15 of the Company’s properties, with a total carrying value of approximately $1.6 billion, and five of the Company’s land and development projects, with a total carrying value of approximately $435 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  The Company was in compliance with its debt covenants under its mortgages and loans payable as of December 31, 2017.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2017 and 2016 is as follows: (dollars in thousands)

		Effective	December 31,	December 31,
Property/Project Name	Lender	Rate (a)	2017	2016	Maturity
Curtis Center (b)	CCRE & PREFG	LIBOR+5.91%	—	$75,000	—
Chase II (c)	Fifth Third Bank	LIBOR+2.25%	—	34,708	—
23 Main Street	Berkadia CMBS	5.59%	$27,090	27,838	09/01/18
Port Imperial 4/5 Hotel (d)	Fifth Third Bank & Santander	LIBOR+4.50%	43,674	14,919	10/06/18
Harborside Plaza 5 (e)	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co. Insurance Co.	6.84%	209,257	213,640	11/01/18
One River Center (f)	Guardian Life Insurance Co.	7.31%	40,485	41,197	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.87%	26,567	27,500	04/10/19
250 Johnson (g)	M&T Bank	LIBOR+2.35%	32,491	2,440	05/20/19
Portside 5/6 (h)	Citizens Bank	LIBOR+2.50%	45,778	—	09/29/19
Port Imperial South 11 (i)	JPMorgan Chase	LIBOR+2.35%	46,113	14,073	11/24/19
Worcester (j)	Citizens Bank	LIBOR+2.50%	37,821	—	12/10/19
Monaco (k)	The Northwestern Mutual Life Insurance Co.	3.15%	169,987	—	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	4,000	4,000	12/01/21
The Chase at Overlook Ridge	New York Community Bank	3.74%	—	72,500	02/01/23
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Alterra I & II	Capital One/FreddieMac	3.85%	100,000	—	02/01/24
The Chase at Overlook Ridge and Chase II (c)	New York Community Bank	3.74%	135,750	—	01/01/25
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Short Hills Portfolio (l)	Wells Fargo CMBS	4.15%	124,500	—	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	26,642	08/05/27
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.85%	32,600	32,600	12/01/29

Principal balance outstanding			1,426,111	896,055
Unamortized deferred financing costs			(7,976)	(7,470)

Total mortgages, loans payable and other obligations, net			$1,418,135	$888,585

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

(c)	The Chase II construction loan was paid off on December 5, 2017 using the proceeds of a new combined mortgage loan secured by The Chase at Overlook Ridge and Chase II.
(d)

This construction loan has a maximum borrowing capacity of $94 million and provides, subject to certain conditions, two one-year extension options with a fee of 20 basis points for each year. See Note 12: Commitments and Contingencies - Construction Projects.

(e)	On January 8, 2018, the Company prepaid this loan in full upon payment of a fee of approximately $8.4 million using borrowings from the Company’s unsecured revolving credit facility.
(f)	Mortgage is collateralized by the three properties comprising One River Center.
(g)

This construction loan has a maximum borrowing capacity of $42 million and provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points. See Note 12: Commitments and Contingencies - Construction Projects.

(h)

This construction loan has a maximum borrowing capacity of $73 million and provides, subject to certain conditions, two one-year extension options with a fee of 15 basis points each year. See Note 12: Commitments and Contingencies - Construction Projects.

(i)

This construction loan has a maximum borrowing capacity of $78 million and provides, subject to certain conditions, two one-year extension options with a fee of 15 basis points each year. See Note 12: Commitments and Contingencies - Construction Projects.

(j)

This construction loan has a maximum borrowing capacity of $58 million and provides, subject to certain conditions, two one-year extension options with a fee of 15 basis points each year. See Note 12: Commitments and Contingencies - Construction Projects.

(k)

This mortgage loan, which includes unamortized fair value adjustment of $5.0 million as of December 31, 2017, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers. See Note 3: Recent Transactions - Consolidations.

(l)	This mortgage loan was obtained by the Company in March 2017 to partially fund the acquisition of the Short Hills/Madison portfolio.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments for the Company’s senior unsecured notes (see Note 7), unsecured revolving credit facility and term loan (see Note 8) and mortgages, loans payable and other obligations as of December 31, 2017 are as follows: (dollars in thousands)

	Scheduled	Principal
Period	Amortization	Maturities	Total
2018 (a)	$6,977	$275,210	$282,187
2019	665	576,489	577,154
2020	2,903	325,000	327,903
2021	3,227	318,800	322,027
2022	3,284	300,000	303,284
Thereafter	10,642	997,927	1,008,569
Sub-total	27,698	2,793,426	2,821,124
Adjustment for unamortized debt discount/premium, net December 31, 2017	(3,505)	—	(3,505)
Unamortized mark to market	4,987	—	4,987
Unamortized deferred financing costs	(13,038)		(13,038)

Totals/Weighted Average	$16,142	$2,793,426	$2,809,568

(a)   Includes a mortgage payable amount of approximately $209 million that the Company prepaid in January 2018.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2017, 2016 and 2015 was $103,559,000, $122,414,000 and $115,123,000, respectively.  Interest capitalized by the Company for the years ended December 31, 2017, 2016 and 2015 was $20,240,000, $19,316,000, and $16,217,000, respectively (which amounts included $1,056,000, $5,055,000 and $5,325,000 for the years ended December 31, 2017, 2016 and 2015, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of December 31, 2017, the Company’s total indebtedness of $2,826,110,000 (weighted average interest rate of 3.93 percent) was comprised of $382,443,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.63 percent) and fixed rate debt and other obligations of $2,443,667,000 (weighted average rate of 3.98 percent).

As of December 31, 2016, the Company’s total indebtedness of $2,357,055,000 (weighted average interest rate of 3.79 percent) was comprised of $481,282,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.93 percent) and fixed rate debt and other obligations of $1,875,773,000 (weighted average rate of 4.01 percent).

10.  EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2017, 2016 and 2015 was $1,055,000, $1,029,000 and $970,000, respectively.

11.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2017 and 2016.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2017 and 2016.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,764,033,000 and $2,308,488,000 as compared to the book value of approximately $2,809,568,000 and $2,340,009,000 as of December 31, 2017 and 2016, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments.  As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

Valuations of rental property identified as held for sale are based on estimated sale prices, net of estimated selling costs, of such property.

The Company identified as held for sale 21 office properties as of December 31, 2017 with an aggregate carrying value of $171.6 million.  The total estimated sales proceeds from the sales are expected to be approximately $223 million.  The Company determined that the carrying value of seven of these properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $12.3 million during the year ended December 31, 2017.

The Company identified as held for sale eight office properties as of December 31, 2016 with an aggregate carrying value of $39.7 million.  The total estimated sales proceeds from the sales were expected to be approximately $49 million. The Company determined that the carrying value of one of these properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $7.7 million at December 31, 2016.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2017 and 2016.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

12.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $1.1 million, $1.1 million and $990,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $3.9 million, $3.9 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022.  The PILOT payment equals $1,227,708 annually through April 2017 and then increases to $1,406,064 annually until expiration.  The PILOT totaled $1.3 million and $0.6 million for the year ended December 31, 2017 and 2016, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years.  The annual PILOT is equal to 10 percent of gross revenues, as defined.  The PILOT totaled $1,643,522 for the period from acquisition (April 2017) through December 31, 2017.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2017, are as follows: (dollars in thousands)

Year	Amount
2018	$2,465
2019	2,471
2020	2,487
2021	2,487
2022	2,487
2023 through 2084	212,534

Total	$224,931

Ground lease expense incurred by the Company during the years ended December 31, 2017, 2016 and 2015 amounted to $2.6 million, $1.5 million and $406,000, respectively.

CONSTRUCTION PROJECTS

In 2015, the Company commenced development of a two-phase multi-family development of the CitySquare project in Worcester, Massachusetts.  The first phase, with 237 units, is under construction with anticipated initial deliveries in the first quarter 2018.  The second phase, with 128 units, started construction in the third quarter 2016 with anticipated initial deliveries in the third quarter 2018.  Total development costs for both phases are estimated to be $92.7 million with development costs of $86.9 million incurred through December 31, 2017.  The Company has a construction loan with a maximum borrowing amount of $58 million (with $37.8 million outstanding as of December 31, 2017), which is expected to fund the remaining costs to complete the project.

In 2015, the Company entered into a 90-percent owned consolidated joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is expected to be ready for occupancy by second quarter 2018.  The construction of the project is estimated to cost $139.4 million, with development costs of $101.7 million incurred by the venture through December 31, 2017.  The venture has a $94 million construction loan (with $43.7 million outstanding as of December 31, 2017), which is expected to fund the remaining costs to complete the project.

In 2016, the Company commenced the repurposing of a former office property site located at 250 Johnson Road in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million (of which development costs of 53.9 million have been incurred through December 31, 2017), is expected to be ready for occupancy by the first quarter 2018.   The remaining costs to complete the project are expected to be funded primarily from a $42 million construction loan (with $32.5 million outstanding as of December 31, 2017).

In 2016, the Company started construction of a 296-unit multi-family project known as Portside 5/6 in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million (of which $101.3 million have been incurred through December 31, 2017).  The remaining costs to complete the project are expected to be funded primarily from a $73 million construction loan (with $45.8 million outstanding as of December 31, 2017).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, known as Port Imperial South 11, which is expected to be ready for occupancy by second quarter 2018, is estimated to cost $125 million (of which development costs of $83.6 million have been incurred through December 31, 2017).  The project costs are expected to be funded from a $78 million construction loan (with $46.1 million outstanding as of December 31, 2017).  The Company expects to fund $47 million for the development of the project, of which the Company has funded $37.5 million as of December 31, 2017.

CHANGES IN EXECUTIVE OFFICERS

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer and Nicholas Hilton as executive vice president of leasing of the General Partner. Mr. Smetana will begin to perform his duties as chief financial officer and Anthony Krug shall cease to serve as chief financial officer immediately following the filing of this Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug will remain an employee of the General Partner and will provide transition services through March 31, 2018.  Mr. Hilton’s employment commenced on February 12, 2018 following the departure of Christopher DeLorenzo.  In connection with these management changes, on January 26, 2018, the General Partner entered into a separation agreement and release with each of Messrs. Krug and DeLorenzo.

Under the terms of the Krug separation agreement, Mr. Krug will receive the following severance benefits:

•                  Earned but unpaid compensation through the date of termination, including base salary, 2017 bonus (when determined), a pro rata portion of his annual car allowance, and any unused vacation time;

•                  A lump sum cash severance payment of $1,312,500;

•                  A prorated portion of his 2018 target bonus equal to $93,750;

•                  COBRA payments for up to two years after termination, in an amount equal to approximately $42,000; and

•                  Accelerated vesting of all unvested LTIP units in the Operating Partnership, consisting of 13,306 LTIP units subject to time-based vesting and 18,665 LTIP units subject to performance-based vesting, with LTIP units subject to performance-based vesting criteria vesting at target performance.

Under the terms of the DeLorenzo separation agreement, Mr. DeLorenzo will receive the following severance benefits:

•                  Earned but unpaid compensation through the date of termination, including base salary, 2017 bonus (when determined), a pro rata portion of his annual car allowance, and any unused vacation time;

•                  A lump sum cash severance payment of $500,000;

•                  COBRA payments for up to 18 months after termination, in an amount equal to approximately $42,000; and

•                  Partial accelerated vesting of unvested LTIP units in the Operating Partnership, consisting of 9,111 LTIP units subject to time based vesting and 13,982 LTIP units subject to performance-based vesting, with LTIP units subject to performance based vesting criteria vesting at target performance.

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains

(collectively, the “Property Lock-Ups”).  Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board). As of December 31, 2017, 80 of the Company’s properties, primarily a portfolio of flex properties in Westchester County, New York with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.

In August 2017,  the Company acquired an existing mortgage note receivable encumbering a vacant developable land parcel located in Jersey City, New Jersey (the “Land Property”) with a balance of $44.7 million (the “Land Note Receivable”).  The Land Note Receivable matures in July 2019 and earns interest at an annual rate of 5.85 percent which accrues monthly and is payable at maturity.  The Land Property is currently an unimproved land parcel which operates as a surface parking facility.  Additionally, the Company entered into an agreement to acquire the Land Property, subject to the Company’s ability to obtain all necessary development rights and entitlements to develop an apartment building on the land, and other related conditions to ensure that the Company can develop the project. The purchase price is $73 million, subject to adjustment based on the level of development rights obtained for the construction of a multifamily apartment building.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at December 31, 2017 are as follows (dollars in thousands):

Year	Amount
2018	$362,261
2019	328,399
2020	296,227
2021	265,393
2022	237,020
2023 and thereafter	951,264

Total	$2,440,564

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

Based on Rockpoint’s $150 million invested capital and RRT’s Initial Capital Contribution, at December 31, 2017 this pro rata distribution would be approximately 10.9% to Rockpoint and 89.1% to RRT.

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

Beginning March 1, 2022, except in certain limited  circumstances as defined in the agreement, either RRT or Rockpoint may cause RRT to redeem (a “Put/Call Event”) all, but not less than all, of Rockpoint’s interest in the Rockpoint Units based on a net asset value of RRLP to be determined by a third party valuation and generally based on the capital event waterfall described above.  On a Put/Call Event, other than the sale of RRLP, Rockpoint can either demand payment in cash or may elect to convert all, but not less than all, of its investment to common equity in RRLP.  As such, the Rockpoint Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Rockpoint Units are classified in mezzanine equity measured based on the estimated future redemption value as of December 31, 2017.  The estimated future redemption value of Rockpoint Units is approximately $223 million as of December 31, 2017.

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

The following table sets forth the changes in Redeemable noncontrolling interests for the year ended December 31, 2017 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2017	$—	$—	$—
Redeemable Noncontrolling Interests Issued	52,013	150,000	202,013
Issuance Costs	(464)	(10,563)	(11,027)
Net	51,549	139,437	190,986
Income Attributed to Noncontrolling Interests	1,631	7,209	8,840
Distributions	(1,631)	(7,209)	(8,840)
Redemption Value Adjustment	775	20,447	21,222
Redeemable noncontrolling interests as of December 31, 2017	$52,324	$159,884	$212,208

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

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”).  The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of December 31, 2017, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended

December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2015	10,000	$33.36	$—
Granted	800,000	17.31
Lapsed or Cancelled	(5,000)	45.47
Outstanding at December 31, 2015 ($17.31 — $21.25)	805,000	$17.33	4,843
Lapsed or Cancelled	(5,000)	21.25
Outstanding at December 31, 2016 ($17.31)	800,000	$17.31	9,368
Granted, Lapsed or Cancelled	—	—
Outstanding at December 31, 2017 ($17.31)	800,000	$17.31	$3,400
Options exercisable at December 31, 2017	666,666
Available for grant at December 31, 2017	2,069,064

The weighted average fair value of options granted during the year ended December 31, 2015 was $3.06 per option.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes model for Time Vesting Options granted and the Monte Carlo method for Price Vesting Options granted, during the year ended December 31, 2015.  The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the year ended December 31, 2015:

	2015
	Time Vesting	Price Vesting
	Options	Options
Expected life (in years)	6.0	5.8
Risk-free interest rate	2.04%	1.96%
Volatility	29.0%	29.0%
Dividend yield	3.5%	3.5%

There were no stock options exercised under any stock option plans for the years ended December 31, 2017, 2016 and 2015.  The Company has a policy of issuing new shares to satisfy stock option exercises.

As of December 31, 2017 and 2016, the stock options outstanding had a weighted average remaining contractual life of approximately 7.4 years and 8.4 years, respectively.

The Company recognized stock options expense of $464,000, $1,407,000 and $432,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven-year vesting period, of which 95,801 unvested shares were legally outstanding at December 31, 2017.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant — Date
	Shares	Fair Value
Outstanding at January 1, 2015	346,946	$21.09
Granted (a)	41,337	17.51
Vested	(250,132)	21.44
Forfeited	(1,931)	20.31
Outstanding at December 31, 2015	136,220	$19.36
Granted	74,622	23.79
Vested	(61,654)	18.94
Forfeited	(3,910)	21.58
Outstanding at December 31, 2016	145,278	$21.76
Granted	59,985	27.00
Vested	(95,009)	20.73
Forfeited	(1,936)	25.83
Outstanding at December 31, 2017	108,318	$25.49

.

(a)         Included in the 41,337 Restricted Stock Awards granted in 2015 were 37,551 awards granted to the Company’s two executive officers, Mitchell E. Rudin and Michael J. DeMarco.

As of December 31, 2017, the Company had $0.9 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.2 years.

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

As of December 31, 2017, the Company had $0.2 million of total unrecognized compensation cost related to unvested PSUs granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.4 years.

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

As of December 31, 2017, the Company granted a total of 496,781 2016 PBV LTIP Units, 155,773 2016 TBV LTIP Units, 481,436 2017 PBV LTIP Units and 96,887 2017 TBV LTIP Units.  The LTIP Units were valued in accordance with ASC 718 — Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of December 31, 2017, the Company had $11.1 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.5 years.

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

During the years ended December 31, 2017, 2016 and 2015, 19,728, 14,274 and 19,702 deferred stock units were earned, respectively.  As of December 31, 2017 and 2016, there were 210,738 and 193,711 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2017, 2016 and 2015 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

Mack-Cali Realty Corporation:

	Year Ended December 31,
Computation of Basic EPS	2017	2016	2015
Net income (loss)	$33,718	$130,294	$(142,052)
Add: Noncontrolling interest in consolidated joint ventures	1,018	651	1,044
Add (deduct): Noncontrolling interest in Operating Partnership	(2,711)	(13,721)	15,256
Deduct: Redeemable noncontrolling interest	(8,840)	—	—
Deduct: Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(17,951)	—	—
Net income (loss) available to common shareholders for basic earnings per share	$5,234	$117,224	$(125,752)

Weighted average common shares	90,005	89,746	89,291

Basic EPS:
Net income (loss) available to common shareholders	$0.06	$1.31	$(1.41)

	Year Ended December 31,
Computation of Diluted EPS	2017	2016	2015
Net income (loss) available to common shareholders for basic earnings per share	$5,234	$117,224	$(125,752)
Add (deduct): Noncontrolling interest in Operating Partnership	2,711	13,721	(15,256)
Deduct: Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(2,074)	—	—
Net income (loss) for diluted earnings per share	$5,871	$130,945	$(141,008)

Weighted average common shares	100,703	100,498	100,222

Diluted EPS:
Net income (loss) available to common shareholders	$0.06	$1.30	$(1.41)

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Basic EPS shares	90,005	89,746	89,291
Add: Operating Partnership — common units	10,405	10,499	10,931
Restricted Stock Awards	40	43	—
Stock Options	253	210	—
Diluted EPS Shares	100,703	100,498	100,222

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017, 2016 and 2015 because the criteria had not been met for the periods.  Contingently issuable shares under Restricted Stock Awards and all stock options were excluded from the denominator in 2015as such securities were anti-dilutive during the period.  Not included in the computations of diluted EPS were 405,000 stock options as such securities were anti-dilutive during the year ended December 31, 2015. Also not included in the computations of diluted EPS were all of the LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested restricted stock outstanding as of December 31, 2017, 2016 and 2015 were 95,801, 120,245 and 98,669 shares, respectively.

Dividends declared per common share for the years ended December 31, 2017, 2016 and 2015 was $0.75, $0.60 and $0.60 per share, respectively.

Mack-Cali Realty, L.P.:

	Year Ended December 31,
Computation of Basic EPU	2017	2016	2015
Net income (loss)	$33,718	$130,294	$(142,052)
Add: Noncontrolling interest in consolidated joint ventures	1,018	651	1,044
Deduct: Redeemable noncontrolling interest	(8,840)	—	—
Deduct: Redemption value adjustment of redeemable noncontrolling interests	(20,025)	—	—
Net income (loss) available to common unitholders for basic earnings per unit	$5,871	$130,945	$(141,008)

Weighted average common units	100,410	100,245	100,222

Basic EPU:
Net income (loss) available to common unitholders for basic earnings per unit	$0.06	$1.31	$(1.41)

	Year Ended December 31,
Computation of Diluted EPU	2017	2016	2015
Net income (loss) available to common unitholders for basic earnings per unit	$5,871	$130,945	$(141,008)

Weighted average common unit	100,703	100,498	100,222

Diluted EPU:
Net income (loss) available to common unitholders for basic earnings per unit	$0.06	$1.30	$(1.41)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Year Ended December 31,
	2017	2016	2015
Basic EPU units	100,410	100,245	100,222
Add: Restricted Stock Awards	40	43	—
Stock Options	253	210	—
Diluted EPU Units	100,703	100,498	100,222

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017, 2016 and 2015 because the criteria had not been met for the periods. Contingently issuable shares under Restricted Stock Awards and all stock options were excluded from the denominator in 2015 as such securities were anti-dilutive during the period.  Not included in the computations of diluted EPU were 405,000 stock options as such securities were anti-dilutive during the year ended December 31, 2015.  Also not included in the computations of diluted EPU were all of the LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested restricted stock outstanding as of December 31, 2017, 2016 and 2015 were 95,801, 120,245 and 98,669 shares, respectively.

Distributions declared per common unit for the years ended December 31, 2017, 2016 and 2015 was $0.75, $0.60 and $0.60 per unit, respectively.

16.   NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) common units and LTIP units in the Operating Partnership, held by parties other than the General Partner (“Limited Partners”), and (ii) interests in consolidated joint ventures for the portion of such ventures not owned by the Company.

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2017, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $4.6 million as of December 31, 2016.

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP units in the Operating Partnership for the years ended December 31, 2017, 2016 and 2015:

	Common	LTIP
	Units	Units
Balance at January 1, 2015	11,083,876	—
Redemption of common units for shares of common stock	(567,032)	—
Balance at December 31, 2015	10,516,844	—
Redemption of common units for shares of common stock	(28,739)	—
Issuance of units	—	657,373
Balance at December 31, 2016	10,488,105	657,373
Redemption of common units for shares of common stock	(148,662)	—
Issuance of units	99,412	578,323
Cancellation of units	—	(4,819)

Balance at December 31, 2017	10,438,855	1,230,877

Noncontrolling Interest Ownership in Operating Partnership

As of December 31, 2017 and 2016, the noncontrolling interest common unitholders owned 10.4 percent and 10.5 percent of the Operating Partnership, respectively.

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

PARTICIPATION RIGHTS

The Company’s interests in certain real estate projects (two properties and a future development) each provide for the initial distributions of net cash flow solely to the Company, and thereafter, other parties have participation rights in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an IRR of 10 percent per annum.

17.                 SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company had no revenues from foreign countries recorded for the years ended December 31, 2017, 2016 and 2015.  The Company had no long lived assets in foreign locations as of December 31, 2017 and 2016.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate, and multi-family real estate and services).

Selected results of operations for the years ended December 31, 2017, 2016 and 2015, and selected asset information as of December 31, 2017 and 2016 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
2017	$522,223	$90,654	$3,323	$616,200
2016	541,271	69,873	2,254	613,398
2015	534,549	57,293	3,041	594,883

Total operating and interest expenses (a):
2017	$238,055	$63,589	$94,662	$396,306
2016	263,663	60,646	91,042	415,351
2015	262,768	52,018	110,365	425,151

Equity in earnings (loss) of unconsolidated joint ventures:
2017	$1,644	$(7,725)	$—	$(6,081)
2016	23,796	(5,008)	—	18,788
2015	5,118	(8,290)	—	(3,172)
				—
Net operating income (loss) (b):
2017	$285,812	$19,340	$(91,339)	$213,813
2016	301,404	4,219	(88,788)	216,835
2015	276,899	(3,015)	(107,324)	166,560

Total assets:
2017	$2,915,646	$1,937,708	$104,531	$4,957,885
2016	2,947,400	1,287,824	61,542	4,296,766

Total long-lived assets (c):
2017	$2,613,815	$1,645,410	$31,901	$4,291,126
2016	2,621,467	994,484	583	3,616,534

Total investments in unconsolidated joint ventures:
2017	$15,143	$237,321	$162	$252,626
2016	81,549	238,498	—	320,047

(a)         Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; real estate services expenses; general and administrative, acquisition-related costs and interest expense (net of interest income).  All interest expense, net of interest and other investment income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

(b)         Net operating income represents total revenues less total operating and interest expenses (as defined in Note “a”), plus equity in earnings (loss) of unconsolidated joint ventures, for the period.

(c)          Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and goodwill.

(d)         Segment assets and operations were owned through a consolidated variable interest entity commencing in February 2017.

(e)          Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net operating income	$213,813	$216,835	$166,560
Add (deduct):
Depreciation and amortization	(205,169)	(186,684)	(170,402)
Gain on change of control of interests	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	2,364	109,666	53,261
Gain on sale of investment in unconsolidated joint venture	23,131	5,670	6,448
Loss from extinguishment of debt, net	(421)	(30,540)	—
Impairments	—	—	(197,919)
Net income (loss)	33,718	130,294	(142,052)
Noncontrolling interest in consolidated joint ventures	1,018	651	1,044
Noncontrolling interest in Operating Partnership	(2,711)	(13,721)	15,256
Redeemable noncontrolling interest	(8,840)	—	—
Net income (loss) available to common shareholders	$23,185	$117,224	$(125,752)

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net operating income	$213,813	$216,835	$166,560
Add (deduct):
Depreciation and amortization	(205,169)	(186,684)	(170,402)
Gain on change of control of interests	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	2,364	109,666	53,261
Gain on sale of investment in unconsolidated joint venture	23,131	5,670	6,448
Loss from extinguishment of debt, net	(421)	(30,540)	—
Impairments	—	—	(197,919)
Net income (loss)	33,718	130,294	(142,052)
Noncontrolling interest in consolidated joint ventures	1,018	651	1,044
Redeemable noncontrolling interest	(8,840)	—
Net income (loss) available to common unitholders	$25,896	$130,945	$(141,008)

18.                               RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the General Partner, David S. Mack, a director of the General Partner, and Earle I. Mack, a former director of the General Partner, are the executive officers, directors and stockholders of a corporation that leases approximately 7,034 square feet at one of the Company’s office properties, which is scheduled to expire in May 2018, subject to two, three-year renewal options.  The Company has recognized $187,000, $193,000 and $204,000 in revenue under this lease for the years ended December 31, 2017, 2016 and 2015, respectively, and had no accounts receivable from the corporation as of December 31, 2017 and 2016.

Certain executive officers of the Company’s Roseland subsidiary and/or their family members (“RG”) directly or indirectly hold small noncontrolling interests in a certain consolidated joint venture.  Additionally, the Company earned $1,873,000, $2,464,000, and $2,542,000 from entities in which RG has ownership interests for the years ended December 31, 2017, 2016 and 2015, respectively.

19.  CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

Mack-Cali Realty Corporation

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2017	December 31	September 30	June 30	March 31
Total revenues	$143,529	$160,018	$162,766	$149,887
Net income (loss)	$5,411	$44,703	$(39,125)	$22,729
Net income (loss) available to common shareholders	$2,582	$38,054	$(37,330)	$19,879
		`
Basic earnings per common share:
Net income (loss) available to common shareholders	$(0.01)	$0.39	$(0.44)	$0.11

Diluted earnings per common share:
Net income (loss) available to common shareholders	$(0.01)	$0.39	$(0.44)	$0.11

Quarter Ended 2016	December 31	September 30	June 30	March 31
Total revenues	$153,731	$157,517	$149,227	$152,923
Net income (loss)	$16,764	$(9,605)	$54,366	$68,769
Net income (loss) available to common shareholders	$15,181	$(8,541)	$48,393	$62,191

Basic earnings per common share:
Net income (loss) available to common shareholders	$0.17	$(0.10)	$0.54	$0.69

Diluted earnings per common share:
Net income (loss) available to common shareholders	$0.17	$(0.10)	$0.54	$0.69

Mack-Cali Realty, L.P.

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2017	December 31	September 30	June 30	March 31
Total revenues	$143,529	$160,018	$162,766	$149,887
Net income (loss)	$5,411	$44,703	$(39,125)	$22,729
Net income (loss) available to common unitholders	$2,881	$42,467	$(41,626)	$22,174

Basic earnings per common unit:
Net income (loss) available to common unitholders	$(0.01)	$0.39	$(0.44)	$0.11

Diluted earnings per common units:
Net income (loss) available to common unitolders	$(0.01)	$0.39	$(0.44)	$0.11

Quarter Ended 2016	December 31	September 30	June 30	March 31
Total revenues	$153,731	$157,517	$149,227	$152,923
Net income (loss)	$16,764	$(9,605)	$54,366	$68,769
Net income (loss) available to common unitholders	$16,955	$(9,540)	$54,055	$69,475

Basic earnings per common unit:
Net income (loss) available to common unitholders	$0.17	$(0.10)	$0.54	$0.69

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$0.17	$(0.10)	$0.54	$0.69

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2017

(dollars in thousands)

SCHEDULE III

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition (e)	Land	Improvements	Total (d)	Depreciation (b)

NEW JERSEY
Bergen County
Fort Lee
One Bridge Plaza	Office	1981	1996	—	2,439	24,462	7,482	2,439	31,944	34,383	16,885
2115 Linwood Avenue	Office	1981	1998	—	474	4,419	7,756	474	12,175	12,649	5,035

Essex County
Millburn
150 J.F. Kennedy Parkway	Office	1980	1997	—	12,606	50,425	15,149	12,606	65,574	78,180	30,833
Roseland
75 Livingston Avenue	Office	1985	2009	4,478	1,900	6,312	(1,725)	1,281	5,206	6,487	1,387
51 J.F. Kennedy Parkway	Office	1988	2017	69,393	5,873	100,359	—	5,873	100,359	106,232	3,115
101 J.F. Kennedy Parkway	Office	1981	2017	29,169	4,380	59,730	—	4,380	59,730	64,110	1,844
103 J.F. Kennedy Parkway	Office	1981	2017	24,852	3,158	50,813	—	3,158	50,813	53,971	1,555

Hudson County
Hoboken
111 River Street	Office	2002	2016	—	204	198,609	14,771	—	213,584	213,584	8,680
Jersey City
Harborside Plaza 1	Office	1983	1996	—	3,923	51,013	27,936	3,923	78,949	82,872	44,931
Harborside Plaza 2	Office	1990	1996	—	17,655	101,546	40,011	8,364	150,848	159,212	64,754
Harborside Plaza 3	Office	1990	1996	—	17,655	101,878	39,678	8,363	150,848	159,211	64,754
Harborside Plaza 4A	Office	2000	2000	—	1,244	56,144	8,452	1,244	64,596	65,840	29,121
Harborside Plaza 5	Office	2002	2002	209,180	6,218	170,682	61,569	5,705	232,764	238,469	98,606
101 Hudson Street	Office	1992	2005	248,261	45,530	271,376	16,952	45,530	288,328	333,858	93,337
Rosegarden Monaco	Multi-Family	2011	2017	169,988	58,761	240,870	11	58,761	240,881	299,642	4,590
Weehawken
100 Avenue at Port Imperial	Other	2016	2016	—	350	—	4,205	471	4,084	4,555	186
500 Avenue at Port Imperial	Other	2013	2013	36,260	13,099	56,669	(20,540)	13,099	36,129	49,228	3,982

Mercer County
Hamilton Township
600 Horizon Drive	Office/Flex	2002	2002	—	—	7,549	1,189	685	8,053	8,738	3,218
700 Horizon Drive	Office	2007	2007	—	490	43	16,663	865	16,331	17,196	5,046
Princeton
100 Overlook Center	Office	1988	1997	—	2,378	21,754	4,245	2,378	25,999	28,377	12,960
5 Vaughn Drive	Office	1987	1995	—	657	9,800	1,983	657	11,783	12,440	6,547

Middlesex County
Edison
333 Thornall Street	Office	1984	2015	—	5,542	40,762	2,344	5,542	43,106	48,648	3,319
343 Thornall Street	Office	1991	2006	—	6,027	39,101	11,532	6,027	50,633	56,660	14,840
Iselin
101 Wood Avenue South	Office	1990	2016	—	8,509	72,738	692	7,384	74,555	81,939	4,315
New Brunswick
Richmond Court	Multi-Family	1997	2013	—	2,992	13,534	1,908	2,992	15,442	18,434	1,417
Riverwatch Commons	Multi-Family	1995	2013	—	4,169	18,974	2,177	4,169	21,151	25,320	1,951
Plainsboro
500 College Road East (c)	Office	1984	1998		614	20,626	5,708	614	26,334	26,948	13,152
Woodbridge
581 Main Street	Office	1991	1997	—	3,237	12,949	24,191	8,115	32,262	40,377	15,056

Monmouth County
Holmdel
23 Main Street	Office	1977	2005	27,078	4,336	19,544	13,944	4,336	33,488	37,824	15,515
Middletown
One River Center, Building 1	Office	1983	2004	10,362	3,070	17,414	11,421	2,451	29,454	31,905	9,154
One River Center, Building 2	Office	1983	2004	11,624	2,468	15,043	4,101	2,452	19,160	21,612	7,093
One River Center, Building 3	Office	1984	2004	18,472	4,051	24,790	5,687	4,627	29,901	34,528	10,588
Neptune
3600 Route 66	Office	1989	1995	—	1,098	18,146	11,471	1,098	29,617	30,715	14,193
Red Bank
100 Schultz Drive	Office	1989	2017	—	—	—	8,743	1,953	6,790	8,743	556
200 Schultz Drive	Office	1989	2017	—	—	—	10,443	2,184	8,259	10,443	495

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2017

(dollars in thousands)

SCHEDULE III

							Costs	Gross Amount at Which
							Capitalized	Carried at Close of
					Initial Costs		Subsequent	Period (a)			Accumulated
	Property	Year		Related		Building and	to		Building and		Depreciation
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	Acquisition (e)	Land	Improvements	Total (d)	(b)

Morris County
Florham Park
325 Columbia Parkway	Office	1987	1994	—	1,564	—	18,368	1,564	18,368	19,932	12,583
Madison
1 Giralda Farms	Office	1982	2017	—	—	—	30,515	3,370	27,145	30,515	1,014
7 Giralda Farms	Office	1997	2017	—	—	—	43,066	5,402	37,664	43,066	1,246
Morris Plains
201 Littleton Road	Office	1979	1997	—	2,407	9,627	3,132	2,407	12,759	15,166	6,416
Parsippany
4 Campus Drive	Office	1983	2001	—	5,213	20,984	4,117	5,213	25,101	30,314	10,513
6 Campus Drive	Office	1983	2001	—	4,411	17,796	3,550	4,411	21,346	25,757	9,177
7 Campus Drive	Office	1982	1998	—	1,932	27,788	6,573	1,932	34,361	36,293	17,234
8 Campus Drive	Office	1987	1998	—	1,865	35,456	11,139	1,865	46,595	48,460	20,169
9 Campus Drive	Office	1983	2001	—	3,277	11,796	22,609	5,842	31,840	37,682	12,352
2 Dryden Way	Office	1990	1998	—	778	420	110	778	530	1,308	302
4 Gatehall Drive	Office	1988	2000	—	8,452	33,929	5,302	8,452	39,231	47,683	17,628
2 Hilton Court	Office	1991	1998	—	1,971	32,007	4,474	1,971	36,481	38,452	18,874
1 Sylvan Way	Office	1989	1998	—	1,689	24,699	2,253	1,021	27,620	28,641	13,301
3 Sylvan Way	Office	1988	2015	—	5,590	4,710	4,033	5,590	8,743	14,333	280
5 Sylvan Way	Office	1989	1998	—	1,160	25,214	4,769	1,161	29,982	31,143	13,950
7 Sylvan Way	Office	1987	1998	—	2,084	26,083	14,805	2,084	40,888	42,972	14,057
5 Wood Hollow Road	Office	1979	2004	—	5,302	26,488	20,963	5,302	47,451	52,753	19,473

Somerset County
Bridgewater
721 Route 202/206	Office	1989	1997	—	6,730	26,919	(5,309)	5,067	23,273	28,340	12,109

Union County
Rahway
Park Square	Multi-Family	2011	2013	26,526	4,000	40,670	294	4,000	40,964	44,964	4,192

NEW YORK
Westchester County
Eastchester
Quarry Place at Tuckahoe	Multi-Family	2016	2016	40,367	5,585	3,400	48,632	5,585	52,032	57,617	1,163
Elmsford
11 Clearbrook Road	Office/Flex	1974	1997	—	149	2,159	578	149	2,737	2,886	1,452
75 Clearbrook Road	Office/Flex	1990	1997	—	2,314	4,716	57	2,314	4,773	7,087	2,500
100 Clearbrook Road	Office	1975	1997	—	220	5,366	1,674	220	7,040	7,260	3,422
125 Clearbrook Road	Office/Flex	2002	2002	—	1,055	3,676	(252)	1,055	3,424	4,479	1,500
150 Clearbrook Road	Office/Flex	1975	1997	—	497	7,030	2,156	497	9,186	9,683	4,616
175 Clearbrook Road	Office/Flex	1973	1997	—	655	7,473	953	655	8,426	9,081	4,444
200 Clearbrook Road	Office/Flex	1974	1997	—	579	6,620	1,667	579	8,287	8,866	4,066
250 Clearbrook Road	Office/Flex	1973	1997	—	867	8,647	2,434	867	11,081	11,948	5,458
50 Executive Boulevard	Office/Flex	1969	1997	—	237	2,617	540	237	3,157	3,394	1,620
77 Executive Boulevard	Office/Flex	1977	1997	—	34	1,104	177	34	1,281	1,315	695
85 Executive Boulevard	Office/Flex	1968	1997	—	155	2,507	538	155	3,045	3,200	1,560
101 Executive Boulevard	Office	1971	1997	—	267	5,838	(6,004)	101	—	101	—
300 Executive Boulevard	Office/Flex	1970	1997	—	460	3,609	302	460	3,911	4,371	2,015
350 Executive Boulevard	Office/Flex	1970	1997	—	100	1,793	175	100	1,968	2,068	1,085
399 Executive Boulevard	Office/Flex	1962	1997	—	531	7,191	163	531	7,354	7,885	3,885
400 Executive Boulevard	Office/Flex	1970	1997	—	2,202	1,846	1,140	2,202	2,986	5,188	1,662
500 Executive Boulevard	Office/Flex	1970	1997	—	258	4,183	384	258	4,567	4,825	2,514
525 Executive Boulevard	Office/Flex	1972	1997	—	345	5,499	900	345	6,399	6,744	3,520
1 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	—	3	268	208	3	476	479	240
2 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	—	4	672	341	4	1,013	1,017	444
3 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	—	21	1,948	363	21	2,311	2,332	1,314
4 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	—	84	13,393	3,665	85	17,057	17,142	8,441
5 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	—	19	4,804	884	19	5,688	5,707	3,053
6 Warehouse Lane (c)	Industrial/Warehouse	1982	1997	—	10	4,419	2,381	10	6,800	6,810	3,246

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2017

(dollars in thousands)

SCHEDULE III

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition (e)	Land	Improvements	Total (d)	Depreciation (b)

1 Westchester Plaza	Office/Flex	1967	1997	—	199	2,023	152	199	2,175	2,374	1,156
2 Westchester Plaza	Office/Flex	1968	1997	—	234	2,726	914	234	3,640	3,874	1,806
3 Westchester Plaza	Office/Flex	1969	1997	—	655	7,936	1,407	655	9,343	9,998	4,541
4 Westchester Plaza	Office/Flex	1969	1997	—	320	3,729	1,979	320	5,708	6,028	2,825
5 Westchester Plaza	Office/Flex	1969	1997	—	118	1,949	374	118	2,323	2,441	1,247
6 Westchester Plaza	Office/Flex	1968	1997	—	164	1,998	160	164	2,158	2,322	1,124
7 Westchester Plaza	Office/Flex	1972	1997	—	286	4,321	1,166	286	5,487	5,773	2,575
8 Westchester Plaza	Office/Flex	1971	1997	—	447	5,262	2,127	447	7,389	7,836	3,709
Hawthorne
200 Saw Mill River Road	Office/Flex	1965	1997	—	353	3,353	745	353	4,098	4,451	2,037
1 Skyline Drive	Office	1980	1997	—	66	1,711	210	66	1,921	1,987	1,049
2 Skyline Drive	Office	1987	1997	—	109	3,128	1,474	109	4,602	4,711	2,696
4 Skyline Drive	Office/Flex	1987	1997	—	363	7,513	3,071	363	10,584	10,947	6,190
5 Skyline Drive	Office/Flex	1980	2001	—	2,219	8,916	1,841	2,219	10,757	12,976	5,495
6 Skyline Drive	Office/Flex	1980	2001	—	740	2,971	1,295	740	4,266	5,006	2,582
7 Skyline Drive	Office	1987	1998	—	330	13,013	2,929	330	15,942	16,272	7,758
8 Skyline Drive	Office/Flex	1985	1997	—	212	4,410	777	212	5,187	5,399	2,893
10 Skyline Drive	Office/Flex	1985	1997	—	134	2,799	812	134	3,611	3,745	2,121
11 Skyline Drive (c)	Office/Flex	1989	1997	—	—	4,788	763	—	5,551	5,551	2,741
12 Skyline Drive (c)	Office/Flex	1999	1999	—	1,562	3,254	218	1,320	3,714	5,034	1,790
15 Skyline Drive (c)	Office/Flex	1989	1997	—	—	7,449	1,749	—	9,198	9,198	4,220
17 Skyline Drive (c)	Office	1989	1997	—	—	7,269	1,484	—	8,753	8,753	4,540
Tarrytown
230 White Plains Road	Retail	1984	1997	—	124	1,845	288	124	2,133	2,257	1,045
White Plains
1 Barker Avenue	Office	1975	1997	—	208	9,629	3,248	207	12,878	13,085	6,406
3 Barker Avenue	Office	1983	1997	—	122	7,864	2,117	122	9,981	10,103	5,076
Yonkers
100 Corporate Boulevard	Office/Flex	1987	1997	—	602	9,910	1,334	602	11,244	11,846	5,973
200 Corporate Boulevard South	Office/Flex	1990	1997	—	502	7,575	3,116	502	10,691	11,193	5,159
1 Executive Boulevard	Office	1982	1997	—	1,104	11,904	3,815	1,105	15,718	16,823	7,750
2 Executive Boulevard	Retail	1986	1997	—	89	2,439	107	89	2,546	2,635	1,324
3 Executive Boulevard	Office	1987	1997	—	385	6,256	1,817	385	8,073	8,458	4,219
4 Executive Plaza	Office/Flex	1986	1997	—	584	6,134	995	584	7,129	7,713	3,664
6 Executive Plaza	Office/Flex	1987	1997	—	546	7,246	2,360	546	9,606	10,152	4,942
1 Odell Plaza	Office/Flex	1980	1997	—	1,206	6,815	2,367	1,206	9,182	10,388	4,775
3 Odell Plaza	Office	1984	2003	—	1,322	4,777	2,332	1,322	7,109	8,431	3,736
5 Odell Plaza	Office/Flex	1983	1997	—	331	2,988	535	331	3,523	3,854	1,990
7 Odell Plaza	Office/Flex	1984	1997	—	419	4,418	1,366	419	5,784	6,203	2,886

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2017

(dollars in thousands)

SCHEDULE III

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition (e)	Land	Improvements	Total (d)	Depreciation (b)

CONNECTICUT
Fairfield County
Stamford
419 West Avenue	Office/Flex	1986	1997	—	4,538	9,246	482	4,538	9,728	14,266	5,060
500 West Avenue	Office/Flex	1988	1997	—	415	1,679	646	415	2,325	2,740	1,098
550 West Avenue	Office/Flex	1990	1997	—	1,975	3,856	133	1,975	3,989	5,964	2,065
600 West Avenue	Office/Flex	1999	1999	—	2,305	2,863	1,005	2,305	3,868	6,173	1,611
650 West Avenue	Office/Flex	1998	1998	—	1,328	—	3,268	1,328	3,268	4,596	1,613

MASSACHUSETTS
Middlesex County
Malden
Chase at Overlook Ridge	Multi-Family	2016	2016	74,988	11,072	87,793	269	11,072	88,062	99,134	4,577
Chase II at Overlook Ridge	Multi-Family	2016	2016	59,697	10,755	10,846	52,598	10,755	63,444	74,199	1,390

Suffolk County
East Boston
Portside at Pier One	Multi-Family	2016	2016	58,566	—	73,713	9	—	73,722	73,722	3,908
Revere
Alterra at Overlook Ridge IA	Multi-Family	2004	2013	40,061	9,042	50,671	956	9,042	51,627	60,669	6,559
Alterra at Overlook Ridge II	Multi-Family	2008	2013	59,309	12,055	71,409	299	12,056	71,707	83,763	9,058

Projects Under Development and Developable Land				184,984	399,372	677,593	—	399,372	677,593	1,076,965	33,278

Furniture, Fixtures
and Equipment				—	—	—	30,247	—	30,247	30,247	11,031

TOTALS				1,403,615	789,095	3,553,425	760,324	786,789	4,316,055	5,102,844	1,087,083

(a)       The aggregate cost for federal income tax purposes at December 31, 2017 was approximately $3.9 billion.

(b)       Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(c)       This property is located on land leased by the Company.

(d)       Properties identified as held for sale at December 31, 2017 are excluded.

(e)       These costs are net of impairments recorded, if any.

MACK-CALI REALTY CORPORATION/MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2017, 2016 and 2015 are as follows: (dollars in thousands)

	2017	2016	2015
Rental Properties
Balance at beginning of year	$4,804,867	$4,807,718	$4,958,179
Additions	1,179,365	819,535	219,227
Rental property held for sale	(310,089)	(79,200)	—
Properties sold	(538,424)	(695,837)	(82,015)
Impairments	—	—	(255,849)
Retirements/disposals	(32,875)	(47,349)	(31,824)
Balance at end of year	$5,102,844	$4,804,867	$4,807,718

Accumulated Depreciation
Balance at beginning of year	$1,332,073	$1,464,482	$1,414,305
Depreciation expense	154,343	151,569	147,447
Rental property held for sale	(126,503)	(31,792)	—
Properties sold	(217,625)	(204,837)	(7,517)
Repurposed buildings	(22,330)
Impairments	—	—	(57,929)
Retirements/disposals	(32,875)	(47,349)	(31,824)
Balance at end of year	$1,087,083	$1,332,073	$1,464,482

MACK-CALI REALTY CORPORATION/MACK-CALI REALTY, L.P. AND SUBSIDIARIES

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2017

(in thousands)

								Face Amount
								of Mortgages or
			Interest	Interest	Final	Periodic		Maximum	Carrying
Type of			Accrual	Payment	Maturity	Payment	Prior	Available	Amount of
Loan/Borrower	Description	Location	Rate	Rate	Date	Term (a)	Liens	Credit	Mortgages

Mortgage Loan:
Borrower A	Land	Jersey City, NJ	5.85%	5.85%	07/21/19	P&I	—	$44,695	$45,734

Total								$44,695	$45,734

(a)  P&I = Principal & Interest at maturity

The following table reconciles mortgage loans from January 1, 2017 to December 31, 2017 (in thousands):

2017
Balance at January 1	$—
Additions
New mortgage loan	44,695
Accrued interest	1,039
Balance at December 31,	$45,734

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

10.139

Employment Agreement dated January 26, 2018 between Mack-Cali Realty Corporation and David Smetana (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.140

Employment Agreement dated January 26, 2018 between Mack-Cali Realty Corporation and Nicholas Hilton  (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.141

Employment Agreement dated January 26, 2018 between Mack-Cali Realty Corporation and Gary T. Wagner  (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.142

Employment Agreement dated January 26, 2018 between Mack-Cali Realty Corporation and Ricardo Cardoso  (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

Exhibit
Number	Exhibit Title
10.143

Separation Agreement and Release dated January 26, 2018 between Mack-Cali Realty Corporation and Anthony Krug  (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.144

Separation Agreement and Release dated January 26, 2018 between Mack-Cali Realty Corporation and Christopher DeLorenzo  (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.145*	Indemnification Agreement by and between Mack-Cali Realty Corporation and David Smetana dated January 29, 2018.

10.146*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Nicholas Hilton dated February 12, 2018.

12.1*	Calculation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Security Dividends for the General Partner.

12.2*	Calculation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Security Dividends for the Operating Partnership.

21.1*	Subsidiaries of the General Partner.

21.2*	Subsidiaries of the Operating Partnership.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the General Partner.

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the Operating Partnership.

31.1*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss),  (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

* filed herewith

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date:	February 21, 2018	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date:	February 21, 2018	By:	/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
		By:	Mack-Cali Realty Corporation its General Partner

Date:	February 21, 2018	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date:	February 21, 2018	By:	/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ WILLIAM L. MACK	Chairman of the Board	February 21, 2018
William L. Mack

/S/ MICHAEL J. DEMARCO	Chief Executive Officer	February 21, 2018
Michael J. DeMarco	(principal executive officer)

/S/ ANTHONY KRUG	Chief Financial Officer	February 21, 2018
Anthony Krug	(principal financial officer and principal accounting officer)

/S/ ALAN S. BERNIKOW	Director	February 21, 2018
Alan S. Bernikow

/S/ KENNETH M. DUBERSTEIN	Director	February 21, 2018
Kenneth M. Duberstein

/S/ NATHAN GANTCHER	Director	February 21, 2018
Nathan Gantcher

/S/ DAVID S. MACK	Director	February 21, 2018
David S. Mack

/S/ ALAN G. PHILIBOSIAN	Director	February 21, 2018
Alan G. Philibosian

/S/ IRVIN D. REID	Director	February 21, 2018
Irvin D. Reid

/S/ REBECCA ROBERTSON	Director	February 21, 2018
Rebecca Robertson

/S/ VINCENT TESE	Director	February 21, 2018
Vincent Tese