Form 10-Q
period 2018-03-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2018-05-02
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, there were 90,135,896 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.  Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership.  References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of March 31, 2018, the General Partner owned an approximate 89.8 percent common unit interest in the Operating Partnership.  The remaining approximate 10.2 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation’s and Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The results of operations for the three-month periods ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Rental property
Land and leasehold interests	$784,619	$786,789
Buildings and improvements	3,982,190	3,955,122
Tenant improvements	311,778	330,686
Furniture, fixtures and equipment	32,059	30,247
	5,110,646	5,102,844
Less – accumulated depreciation and amortization	(1,055,562)	(1,087,083)
	4,055,084	4,015,761
Rental property held for sale, net	38,566	171,578
Net investment in rental property	4,093,650	4,187,339
Cash and cash equivalents	25,307	28,180
Restricted cash	34,830	39,792
Investments in unconsolidated joint ventures	249,513	252,626
Unbilled rents receivable, net	98,418	100,842
Deferred charges, goodwill and other assets, net	306,557	342,320
Accounts receivable, net of allowance for doubtful accounts of $763 and $1,138	7,331	6,786

Total assets	$4,815,606	$4,957,885

LIABILITIES AND EQUITY
Senior unsecured notes, net	$569,438	$569,145
Unsecured revolving credit facility and term loans	863,738	822,288
Mortgages, loans payable and other obligations, net	1,182,035	1,418,135
Dividends and distributions payable	21,357	21,158
Accounts payable, accrued expenses and other liabilities	198,005	192,716
Rents received in advance and security deposits	40,610	43,993
Accrued interest payable	14,186	9,519
Total liabilities	2,889,369	3,076,954
Commitments and contingencies

Redeemable noncontrolling interests	225,326	212,208

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 90,136,278 and 89,914,113 shares outstanding	901	899
Additional paid-in capital	2,567,300	2,565,136
Dividends in excess of net earnings	(1,071,420)	(1,096,429)
Accumulated other comprehensive income (loss)	11,310	6,689
Total Mack-Cali Realty Corporation stockholders’ equity	1,508,091	1,476,295

Noncontrolling interests in subsidiaries:
Operating Partnership	171,817	171,395
Consolidated joint ventures	21,003	21,033
Total noncontrolling interests in subsidiaries	192,820	192,428

Total equity	1,700,911	1,668,723

Total liabilities and equity	$4,815,606	$4,957,885

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUES
Base rents	$112,902	$121,255
Escalations and recoveries from tenants	12,791	15,119
Real estate services	4,661	6,465
Parking income	5,327	4,229
Other income	3,286	2,819
Total revenues	138,967	149,887

EXPENSES
Real estate taxes	18,361	21,092
Utilities	12,504	11,414
Operating services	25,618	27,091
Real estate services expenses	4,936	6,270
General and administrative	16,085	11,592
Depreciation and amortization	41,297	47,631
Total expenses	118,801	125,090
Operating income	20,166	24,797

OTHER (EXPENSE) INCOME
Interest expense	(20,075)	(20,321)
Interest and other investment income (loss)	1,128	474
Equity in earnings (loss) of unconsolidated joint ventures	1,572	(51)
Realized gains (losses) and unrealized losses on disposition of rental property, net	58,186	5,506
Gain on sale of investment in unconsolidated joint venture	—	12,563
Loss from extinguishment of debt, net	(10,289)	(239)
Total other income (expense)	30,522	(2,068)
Net income	50,688	22,729
Noncontrolling interest in consolidated joint ventures	30	237
Noncontrolling interest in Operating Partnership	(4,883)	(2,295)
Redeemable noncontrolling interest	(2,799)	(792)
Net income available to common shareholders	$43,036	$19,879

Basic earnings per common share:
Net income available to common shareholders	$0.45	$0.11

Diluted earnings per common share:
Net income available to common shareholders	$0.45	$0.11

Basic weighted average shares outstanding	90,263	89,955

Diluted weighted average shares outstanding	100,604	100,637

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net income	$50,688	$22,729
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	5,145	1,227
Comprehensive income (loss)	$55,833	$23,956
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	30	237
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(2,799)	(792)
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(5,407)	(2,422)
Comprehensive income (loss) attributable to common shareholders	$47,657	$20,979

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity
Balance at January 1, 2018	89,914	$899	$2,565,136	$(1,096,429)	$6,689	$192,428	$1,668,723
Net income	—	—	—	43,036	—	7,652	50,688
Common stock dividends	—	—	—	(18,027)	—	—	(18,027)
Common unit distributions	—	—	—	—	—	(2,260)	(2,260)
Redeemable noncontrolling interest	—	—	(2,754)	—	—	(3,112)	(5,866)
Redemption of common units for common stock	224	2	3,688	—	—	(3,690)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	28	—	—	—	28
Directors’ deferred compensation plan	—	—	125	—	—	—	125
Stock compensation	—	—	517	—	—	2,015	2,532
Cancellation of restricted shares	(3)	—	—	—	—	(177)	(177)
Other comprehensive income (loss)	—	—	—	—	4,621	524	5,145
Rebalancing of ownership percentage between parent and subsidiaries	—	—	560	—	—	(560)	—
Balance at March 31, 2018	90,136	$901	$2,567,300	$(1,071,420)	$11,310	$192,820	$1,700,911

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,688	$22,729
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	39,489	46,338
Amortization of directors deferred compensation stock units	125	115
Amortization of stock compensation	2,532	1,053
Amortization of deferred financing costs	1,096	1,103
Amortization of debt discount and mark-to-market	(237)	241
Write-off of unamortized deferred finance costs related to early extinguishment	105	—
Equity in (earnings) loss of unconsolidated joint ventures	(1,572)	51
Distributions of cumulative earnings from unconsolidated joint ventures	2,119	2,684
Realized (gains) losses and unrealized losses on disposition of rental property, net	(58,186)	(5,506)
Gain on sale of investments in unconsolidated joint ventures	—	(12,563)
Loss from extinguishment of debt	10,289	239
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(3,788)	(2,950)
Increase in deferred charges, goodwill and other assets	(1,899)	(2,842)
(Increase) decrease in accounts receivable, net	(545)	13
Increase (decrease) in accounts payable, accrued expenses and other liabilities	14,134	(11,396)
(Decrease) Increase in rents received in advance and security deposits	(2,118)	3,891
Increase in accrued interest payable	4,667	8,113

Net cash provided by operating activities	$56,899	$51,313

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(365)	$(413,115)
Rental property additions and improvements	(55,935)	(22,471)
Development of rental property and other related costs	(50,038)	(55,511)
Proceeds from the sales of rental property	243,244	48,221
Proceeds from the sale of investments in unconsolidated joint ventures	—	14,849
Investments in notes receivable	—	(2,254)
Repayment of notes receivable	3,337	9,062
Investment in unconsolidated joint ventures	(1,266)	(6,625)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,571	1,689
Proceeds from investment receivable	—	3,625

Net cash provided by (used in) investing activities	$143,548	$(422,530)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$322,000	$275,000
Repayment of revolving credit facility	(281,000)	(471,000)
Borrowings from unsecured term loan	—	325,000
Proceeds from mortgages and loans payable	41,090	268,642
Repayment of mortgages, loans payable and other obligations	(277,287)	(1,430)
Issuance of redeemable noncontrolling interests, net	10,000	139,002
Payment of financing costs	(255)	(8,627)
(Distribution to) contributions from noncontrolling interests	—	(15)
Payment of dividends and distributions	(22,830)	(15,006)

Net cash (used in) provided by financing activities	$(208,282)	$511,566

Net (decrease) increase in cash and cash equivalents	$(7,835)	$140,349
Cash, cash equivalents and restricted cash, beginning of period (1)	67,972	85,563

Cash, cash equivalents and restricted cash, end of period (2)	$60,137	$225,912

(1)         Includes Restricted Cash of $39,792 and $53,952 as of December 31, 2017 and 2016, respectively, pursuant to the adoption of ASU 2016-15.

(2)         Includes Restricted Cash of $34,830 and $57,596 as of March 31, 2018 and 2017, respectively, pursuant to the adoption of ASU 2016-15..

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Rental property
Land and leasehold interests	$784,619	$786,789
Buildings and improvements	3,982,190	3,955,122
Tenant improvements	311,778	330,686
Furniture, fixtures and equipment	32,059	30,247
	5,110,646	5,102,844
Less — accumulated depreciation and amortization	(1,055,562)	(1,087,083)
	4,055,084	4,015,761
Rental property held for sale, net	38,566	171,578
Net investment in rental property	4,093,650	4,187,339
Cash and cash equivalents	25,307	28,180
Restricted cash	34,830	39,792
Investments in unconsolidated joint ventures	249,513	252,626
Unbilled rents receivable, net	98,418	100,842
Deferred charges, goodwill and other assets, net	306,557	342,320
Accounts receivable, net of allowance for doubtful accounts of $763 and $1,138	7,331	6,786

Total assets	$4,815,606	$4,957,885

LIABILITIES AND EQUITY
Senior unsecured notes, net	$569,438	$569,145
Unsecured revolving credit facility and term loans	863,738	822,288
Mortgages, loans payable and other obligations, net	1,182,035	1,418,135
Distributions payable	21,357	21,158
Accounts payable, accrued expenses and other liabilities	198,005	192,716
Rents received in advance and security deposits	40,610	43,993
Accrued interest payable	14,186	9,519
Total liabilities	2,889,369	3,076,954
Commitments and contingencies

Redeemable noncontrolling interests	225,326	212,208

Partners’ Capital:
General Partner, 90,136,278 and 89,914,113 common units outstanding	1,433,981	1,407,366
Limited partners, 10,214,140 and 10,438,855 common units outstanding	234,617	233,635
Accumulated other comprehensive income (loss)	11,310	6,689
Total Mack-Cali Realty, L.P. partners’ capital	1,679,908	1,647,690

Noncontrolling interests in consolidated joint ventures	21,003	21,033

Total equity	1,700,911	1,668,723

Total liabilities and equity	$4,815,606	$4,957,885

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUES
Base rents	$112,902	$121,255
Escalations and recoveries from tenants	12,791	15,119
Real estate services	4,661	6,465
Parking income	5,327	4,229
Other income	3,286	2,819
Total revenues	138,967	149,887

EXPENSES
Real estate taxes	18,361	21,092
Utilities	12,504	11,414
Operating services	25,618	27,091
Real estate services expenses	4,936	6,270
General and administrative	16,085	11,592
Depreciation and amortization	41,297	47,631
Total expenses	118,801	125,090
Operating income	20,166	24,797

OTHER (EXPENSE) INCOME
Interest expense	(20,075)	(20,321)
Interest and other investment income (loss)	1,128	474
Equity in earnings (loss) of unconsolidated joint ventures	1,572	(51)
Realized gains (losses) and unrealized losses on disposition of rental property, net	58,186	5,506
Gain on sale of investment in unconsolidated joint venture	—	12,563
Loss from extinguishment of debt, net	(10,289)	(239)
Total other income (expense)	30,522	(2,068)
Net income	50,688	22,729
Noncontrolling interest in consolidated joint ventures	30	237
Redeemable noncontrolling interest	(2,799)	(792)
Net income available to common unitholders	$47,919	$22,174

Basic earnings per common unit:
Net income available to common unitholders	$0.45	$0.11

Diluted earnings per common unit:
Net income available to common unitholders	$0.45	$0.11

Basic weighted average units outstanding	100,505	100,339

Diluted weighted average units outstanding	100,604	100,637

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net income	$50,688	$22,729
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	5,145	1,227
Comprehensive income (loss)	$55,833	$23,956
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	30	237
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(2,799)	(792)
Comprehensive income (loss) attributable to common unitholders	$53,064	$23,401

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
			General Partner	Limited Partner	Other	Interest
	General Partner	Limited Partner	Common	Common	Comprehensive	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2018	89,914	10,438	$1,407,366	$233,635	$6,689	$21,033	$1,668,723
Net income	—	—	43,036	4,883	—	2,769	50,688
Distributions	—	—	(18,027)	(2,260)	—	—	(20,287)
Redeemable noncontrolling interest	—	—	(2,754)	(313)	—	(2,799)	(5,866)
Redemption of limited partner common units for shares of general partner common units	224	(224)	3,690	(3,690)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	28	—	—	—	28
Directors’ deferred compensation plan	—	—	125	—	—	—	125
Other comprehensive income	—	—	—	524	4,621	—	5,145
Stock compensation	—	—	517	2,015	—	—	2,532
Cancellation of restricted shares	(3)	—	—	(177)	—	—	(177)
Balance at March 31, 2018	90,136	10,214	$1,433,981	$234,617	$11,310	$21,003	$1,700,911

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,688	$22,729
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	39,489	46,338
Amortization of directors deferred compensation stock units	125	115
Amortization of stock compensation	2,532	1,053
Amortization of deferred financing costs	1,096	1,103
Amortization of debt discount and mark-to-market	(237)	241
Write-off of unamortized deferred finance costs related to early extinguishment	105	—
Equity in (earnings) loss of unconsolidated joint ventures	(1,572)	51
Distributions of cumulative earnings from unconsolidated joint ventures	2,119	2,684
Realized (gains) losses and unrealized losses on disposition of rental property, net	(58,186)	(5,506)
Gain on sale of investments in unconsolidated joint ventures	—	(12,563)
Loss from extinguishment of debt	10,289	239
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(3,788)	(2,950)
Increase in deferred charges, goodwill and other assets	(1,899)	(2,842)
(Increase) decrease in accounts receivable, net	(545)	13
Increase (decrease) in accounts payable, accrued expenses and other liabilities	14,134	(11,396)
(Decrease) Increase in rents received in advance and security deposits	(2,118)	3,891
Increase in accrued interest payable	4,667	8,113

Net cash provided by operating activities	$56,899	$51,313

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(365)	$(413,115)
Rental property additions and improvements	(55,935)	(22,471)
Development of rental property and other related costs	(50,038)	(55,511)
Proceeds from the sales of rental property	243,244	48,221
Proceeds from the sale of investments in unconsolidated joint ventures	—	14,849
Investments in notes receivable	—	(2,254)
Repayment of notes receivable	3,337	9,062
Investment in unconsolidated joint ventures	(1,266)	(6,625)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,571	1,689
Proceeds from investment receivable	—	3,625

Net cash provided by (used in) investing activities	$143,548	$(422,530)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$322,000	$275,000
Repayment of revolving credit facility	(281,000)	(471,000)
Borrowings from unsecured term loan	—	325,000
Proceeds from mortgages and loans payable	41,090	268,642
Repayment of mortgages, loans payable and other obligations	(277,287)	(1,430)
Issuance of redeemable noncontrolling interests, net	10,000	139,002
Payment of financing costs	(255)	(8,627)
(Distribution to) contributions from noncontrolling interests	—	(15)
Payment of distributions	(22,830)	(15,006)

Net cash (used in) provided by financing activities	$(208,282)	$511,566

Net (decrease) increase in cash and cash equivalents	$(7,835)	$140,349
Cash, cash equivalents and restricted cash, beginning of period (1)	67,972	85,563

Cash, cash equivalents and restricted cash, end of period (2)	$60,137	$225,912

(1)   Includes Restricted Cash of $39,792 and $53,952 as of December 31, 2017 and 2016, respectively, pursuant to the adoption of ASU 2016-15.

(2)   Includes Restricted Cash of $34,830 and $57,596 as of March 31, 2018 and 2017, respectively, pursuant to the adoption of ASU 2016-15.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”).  The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.8 and 89.6 percent common unit interest in the Operating Partnership as of March 31, 2018 and December 31, 2017, respectively.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of March 31, 2018, the Company owned or had interests in 138 properties, consisting of 59 office and 61 flex properties, totaling approximately 16.0 million square feet, leased to approximately 750 commercial tenants, and 18 multi-family rental properties containing 5,826 apartments, plus developable land (collectively, the “Properties”).  The Properties are comprised of 59 office buildings totaling approximately 12.8 million square feet (which include four buildings, aggregating approximately 0.5 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 47 office/flex buildings totaling approximately 2.7 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 18 multi-family properties totaling 5,826 apartments (which include eight properties aggregating 3,275 apartments owned by unconsolidated joint ventures in which the Company has investment interests), six parking/retail properties totaling approximately 137,100 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to others.  The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

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

As of March 31, 2018 and December 31, 2017, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P.  (See Note 14: Rockpoint Transaction), have total real estate assets of $229.1 million and $215.5 million, respectively, mortgages of $88.4 million and $81.2 million, respectively, and other liabilities of $25.2 million and $19.3 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition—related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations.  Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.6 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

Included in rental property as of March 31, 2018 and December 31, 2017 is real estate and building and tenant improvements not in service; as follows: (dollars in thousands)

		March 31,	December 31,
		2018	2017
	Land held for development (including pre-development costs, if any) (a)	$492,754	$483,432
	Development and construction in progress, including land (b)	573,030	535,971
	Total	$1,065,784	$1,019,403

(a)         Includes predevelopment and infrastructure costs included in buildings and improvements of $197.5 million and $188.1 million as of March 31, 2018 and December 31, 2017, respectively.

(b)         Includes land of $72.6 million and $77.0 million as of March 31, 2018 and December 31, 2017, respectively.

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets.  In all cases, amortization of such costs is included in interest expense and was $1,096,000 and $1,103,000 for the three months ended March 31, 2018 and 2017, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. Included in loss from extinguishment of debt, net, of $10.3 million and $0.2 million for the three months ended March 31, 2018 and 2017 were unamortized deferred financing costs which were written off amounting to $105,000 and zero, respectively.

Deferred Leasing Costs

Costs incurred in connection with successfully executed commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation related to commercial leases, which is capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $693,000 and $1,042,000 for the three months ended March 31, 2018 and 2017, respectively.

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

The deferred tax balance at March 31, 2018 is $9.7 million which has been fully reserved through a valuation allowance. New tax reform legislation enacted in late 2017 reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2013 forward.

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

Dividends and Distributions Payable

The dividends and distributions payable at March 31, 2018 represents dividends payable to common shareholders (90,135,433 shares) and distributions payable to noncontrolling interest unitholders of the Operating Partnership (10,214,140 common units and 1,200,836 LTIP units), for all such holders of record as of April 3, 2018 with respect to the first quarter 2018. The first quarter 2018 common stock dividends and unit distributions of $0.20 per common share, common unit and LTIP unit were approved by the General Partner’s Board of Directors on March 14, 2018 and paid on April 13, 2018.

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

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Company recorded stock compensation expense of $2,532,000 and $1,053,000 for the three months ended March 31, 2018 and 2017, respectively.

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

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Financial Instruments — Credit Losses. The guidance introduces a new model for estimating credit losses for certain types of financial instruments, including trade and lease receivables, loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of ASU 2017-12 is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. ASU 2017-12 requires a modified retrospective transition method which requires a cumulative effect of the change on the opening balance of each affected component of equity in the Company’s consolidated financial statements as of the date of adoption. The Company is currently in the process of evaluating the impact the adoption of ASU 2017-12 will have on the Company’s consolidated financial statements.

3.    RECENT TRANSACTIONS

Management Changes

On March 15, 2018, the Company announced the appointment of Michael J. DeMarco, Chief Executive Officer of the General Partner, to its Board of Directors effective immediately.  Mr. DeMarco’s addition to the Board expanded the total number of members from nine to ten.

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer and Nicholas Hilton as executive vice president of leasing of the General Partner.  Mr. Smetana began to perform his duties as chief financial officer and Anthony Krug ceased to serve as chief financial officer immediately following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug remained an employee of the Company and provided transition services through March 31, 2018.  Mr. Hilton’s employment commenced on February 12, 2018 following the departure of Christopher DeLorenzo.  In addition, the Company also restructured certain corporate and property management personnel during the three months ended March 31, 2018.   As a result of the executive management changes and other personnel changes, the Company incurred total severance and related expenses in the quarter of $5.05 million, $4.5 million of which was included in general and administrative expense (of which $0.6 million pertained to stock compensation), and $539,000 of which was in operating services for the period.

Properties Commencing Initial Operations

The following property commenced initial operations during the three months ended March 31, 2018 (dollars in thousands):

					Total
In-Service				# of	Development
Date	Property	Location	Type	Apartment Units	Costs
03/01/18	145 Front at City Square	Worcester, MA	Multi-Family	365	$94,753	(a)
Totals				365	$94,753

(a)   Development costs as of March 31, 2018 included approximately $4.4 million in land costs.  As of March 31, 2018, the Company anticipates additional costs of approximately $3.2 million, which will be primarily funded from a construction loan.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office properties during the three months ended March 31, 2018 (dollars in thousands):

							Realized
							Gains
				Rentable	Net	Net	(losses)/
Disposition			# of	Square	Sales	Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Losses, net
02/15/18	35 Waterview Boulevard (a)	Parsippany, New Jersey	1	172,498	$25,994	$25,739	$255
03/05/18	Hamilton portfolio (b)	Hamilton, New Jersey	6	239,262	17,546	17,501	45
03/07/18	Wall portfolio first closing	Wall, New Jersey	5	179,601	14,053	10,526	3,527
03/22/18	700 Horizon Drive	Hamilton, New Jersey	1	120,000	33,020	16,053	16,967
03/23/18	Wall portfolio second closing	Wall, New Jersey	3	217,822	30,209	12,961	17,248
03/28/18	75 Livingston Avenue	Roseland, New Jersey	1	94,221	7,983	5,609	2,374
03/28/18	20 Waterview Boulevard (c)	Parsippany, New Jersey	1	225,550	12,475	11,795	680
03/30/18	Westchester Financial Center (d)	White Plains, New York	2	489,000	81,769	64,679	17,090
Totals			20	1,737,954	$223,049	$164,863	$58,186

(a)         The Company recorded a valuation allowance of $0.7 million on this property during the year ended December 31, 2017.

(b)         The Company recorded a valuation allowance of $0.6 million on these properties during the year ended December 31, 2017. The disposition additionally included two land properties.

(c)          The Company recorded a valuation allowance of $11 million on this property during the year ended December 31, 2017.  Prior to closing, the Company provided short term financing through a note receivable to an affiliate of the buyers of $2.8 million, which is a noncash component of the net sales proceeds.  See Note 5: Deferred charges, goodwill and other assets, net.

(d)         Prior to closing, the Company provided financing through a note receivable to an affiliate of the buyers of $4.0 million, which is a noncash component of the net sales proceeds.

See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

Rental Property Held for Sale, Net

The Company identified as held for sale two office properties totaling approximately 400,000 square feet as of March 31, 2018.  The properties are located in Paramus and Rochelle Park, New Jersey.  The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $41.4 million.

The following table summarizes the rental property held for sale, net, as of March 31, 2018: (dollars in thousands)

March 31,
2018
Land	$12,428
Buildings and improvements	55,809
Less: Accumulated depreciation	(29,671)
Rental property held for sale, net	$38,566

Other assets and liabilities related to the rental properties held for sale, as of March 31, 2018, include $2.7 million in Deferred charges, and other assets, $0.4 million in Unbilled rents receivable and $1.6 million in Accounts payable, accrued expenses and other liabilities.  Approximately $2.6 million of these assets and $0.9 million of these liabilities are expected to be removed with the completion of the sales.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2018, the Company had an aggregate investment of approximately $249.5 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of March 31, 2018, the unconsolidated joint ventures owned: four office properties aggregating approximately 0.5 million square feet, eight multi-family properties totaling 3,275 apartments, two retail properties aggregating approximately 81,700 square feet, a 350-room hotel, development projects for up to approximately 419 apartments; and interests and/or rights to developable land parcels able to accommodate up to 3,738 apartments.  The Company’s unconsolidated interests range from 12.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of March 31, 2018, such debt had a total facility amount of $318 million of which the Company agreed to guarantee up to $36 million.  As of March 31, 2018, the outstanding balance of such debt totaled $202.7 million of which $24.4 million was guaranteed by the Company.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.6 million and $0.9 million for such services in the three months ended March 31, 2018 and 2017, respectively.  The Company had $0.5 million and $0.7 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2018 and December 31, 2017, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of March 31, 2018 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $128.6 million as of March 31, 2018.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $164.6 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $36.0 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of March 31, 2018 and December 31, 2017: (dollars in thousands)

						Property Debt
	Number of		Company’s	Carrying Value		As of March 31, 2018
	Apartment Units		Effective	March 31,	December 31,		Maturity		Interest
Entity / Property Name	or Rentable Square Feet (sf)		Ownership% (a)	2018	2017	Balance	Date		Rate
Multi-family
Marbella	412	units	24.27%	$14,353	$14,544	$95,000	05/01/19		L+1.50%
Metropolitan at 40 Park (b) (c)	130	units	12.50%	6,759	6,834	54,962		(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	8,662	8,864	82,000	11/10/26		3.21%
Crystal House (e)	825	units	25.00%	30,075	30,570	165,000	04/01/20		3.17%
PI North - Riverwalk C	360	units	40.00%	18,018	16,844	—	—		—
Marbella II	311	units	24.27%	16,199	16,471	74,690	03/30/19		L+2.25%	(f)
Riverpark at Harrison	141	units	45.00%	1,504	1,604	30,000	08/01/25		3.70%
Station House	378	units	50.00%	39,603	40,124	99,685	07/01/33		4.82%
Urby at Harborside	762	units	85.00%	92,692	94,429	190,495	08/01/29		5.197%	(g)
PI North -Land (h)	836	potential units	20.00%	1,678	1,678	—	—		—
Liberty Landing	850	potential units	50.00%	337	337	—	—		—
Hillsborough 206	160,000	sf	50.00%	1,962	1,962	—	—		—

Office
Red Bank	92,878	sf	50.00%	4,528	4,602	13,726	05/17/18		L+3.00%	(i)
12 Vreeland Road	139,750	sf	50.00%	6,792	6,734	9,101	07/01/23		2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,395	3,369	4,618	11/01/23		4.76%

Other
Riverwalk Retail	30,745	sf	20.00%	1,600	1,625	—	—		—
Hyatt Regency Jersey City	350	rooms	50.00%	—	440	100,000	10/01/26		3.668%
Other (j)				1,356	1,595	—	—		—
Totals:				$249,513	$252,626	$919,277

(a)	Company’s effective ownership % represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $36,632, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,140, bears interest at 3.63 percent, matures in August 2018.  On February 3, 2017, the venture obtained a construction loan with a maximum borrowing amount of $13,950 for the Lofts at 40 Park with a balance of $12,190, which bears interest at LIBOR plus 250 basis points and matures in February 2020.

(e)	Included in this is the Company’s unconsolidated 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.
(f)

The construction loan which had a maximum borrowing amount of $75,000 was amended on 3/30/18 and, subject to certain conditions, provided for four 3-month extension options with a fee of 6.25 basis points for each extension.

(g)

The construction/permanent loan has a maximum borrowing amount of $192,000.  The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  The development project was placed in service in second quarter 2017.

(h)	The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.
(i)	The venture plans to refinance its mortgage loan at maturity.
(j)

The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company’s operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2018 and 2017: (dollars in thousands)

	Three Months Ended
	March 31,
Entity / Property Name	2018	2017
Multi-family
Marbella	$91	$109
Metropolitan at 40 Park	(75)	(85)
RiverTrace at Port Imperial	44	48
Crystal House	(162)	(293)
PI North - Riverwalk C	—	(131)
Marbella II	22	27
Riverpark at Harrison	(63)	(11)
Station House	(428)	(375)
Urby at Harborside	1,721 (b)	(145)
Liberty Landing	—	(15)
Hillsborough 206	16	(25)
Office
Red Bank	(74)	106
12 Vreeland Road	59	77
Offices at Crystal Lake	26	6
Other
Riverwalk Retail	(25)	(11)
Hyatt Regency Jersey City	310	587
Other	110	80
Company’s equity in earnings (loss) of unconsolidated joint ventures (a)	$1,572	$(51)

(a)	Amounts are net of amortization of basis differences of $289 and $259 for the three months ended March 31, 2018 and 2017, respectively.
(b)

Includes $2.6 million of the Company’s share of the venture’s income from its first annual sale of an economic tax credit certificate from the State of New Jersey to a third party. The venture has an agreement with a third party to sell it the tax credits over the next nine years for $3 million per year for a total of $27 million. The sales are subject to the venture obtaining the tax credits from the State of New Jersey and transferring the credit certificates each year.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	March 31,	December 31,
(dollars in thousands)	2018	2017
Deferred leasing costs	$149,948	$199,515
Deferred financing costs - unsecured revolving credit facility (a)	4,945	4,945
	154,893	204,460
Accumulated amortization	(60,815)	(98,956)
Deferred charges, net	94,078	105,504
Notes receivable (b)	54,291	50,167
In-place lease values, related intangibles and other assets, net	97,787	102,757
Goodwill (c)	2,945	2,945
Prepaid expenses and other assets, net (d)	57,456	80,947

Total deferred charges, goodwill and other assets, net	$306,557	$342,320

(a)         Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(b)         Includes as of March 31, 2018: a mortgage receivable with a balance of $43.4 million (acquired in August 2017) which bears interest at 5.85 percent and matures in July 2019 with a three-month extension option; a note receivable for $4.0 million (provided to an affiliate of the buyers in connection with a property sale in March 2018) which bears interest at 3.0 percent and matures in April 2028; a note receivable for $2.8 million (provided to an affiliate of the buyers in connection with a property sale in March 2018) which bears interest at 6.0 percent and matures in May 2018, of which a part prepayment of $0.6 million was received in April 2018; and an interest-free note receivable with a net present value of $2.5 million which matures in April 2023.  The Company believes these balances are fully collectible.

(c)          All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(d)         The balance as of March 31, 2018 reflects the receipt by the Company of $26.9 million of proceeds from 2017 property sales held by a qualified intermediary as of December 31, 2017.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of March 31, 2018, the Company had outstanding interest rate swaps with a combined notional value of $675 million that were designated as cash flow hedges of interest rate risk.  During the three months ending March 31, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2018 and 2017, respectively, the company recorded ineffectiveness loss of $74,000 and $43,000, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $4.0 million will be reclassified as a decrease to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2018 and December 31, 2017.  (dollars in thousands)

	Fair Value
Asset Derivatives designated	March 31,	December 31,
as hedging instruments	2018	2017	Balance sheet location
Interest rate swaps	$13,132	$8,060	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Statement of Operations for the three months ending March 31, 2018 and 2017.  (dollars in thousands)

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from

Amount of Gain or
(Loss) Recognized in
Income on Derivative
(Ineffective Portion,
Reclassification for
Forecasted Transactions
No Longer Probable of
Occurring and Amount
Excluded from
Effectiveness Testing)

Relationships	2018	2017	Portion)	2018	2017	Effectiveness Testing)	2018	2017
Three months ended March 31,

Interest rate swaps	$5,226	$635	Interest expense	$80	$(592)	Interest and other investment income (loss)	$(74)	$(43)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of March 31, 2018, the Company did not have derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements.  As of March 31, 2018, the Company has not posted any collateral related to these agreements.

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

	March 31,	December 31,
	2018	2017
Security deposits	$8,971	$9,446
Escrow and other reserve funds	25,859	30,346

Total restricted cash	$34,830	$39,792

7.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2018 and December 31, 2017 is as follows:  (dollars in thousands)

	March 31,	December 31,	Effective
	2018	2017	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(3,338)	(3,505)
Unamortized deferred financing costs	(2,224)	(2,350)

Total senior unsecured notes, net	$569,438	$569,145

(1)         Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.  The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of March 31, 2018.

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

The interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the current borrowing capacity payable quarterly in arrears on the 2017 Credit Facility are based upon the Operating Partnership’s unsecured debt ratings, as follows:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
Operating Partnership’s	Applicable	Above LIBOR for
Unsecured Debt Ratings:	Basis Points	Alternate Base	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Rate Loans	Basis Points
No ratings or less than BBB-/Baa3	155.0	55.0	30.0
BBB- or Baa3 (interest rate based on Company’s election through March 5, 2018)	120.0	20.0	25.0
BBB or Baa2	100.0	0.0	20.0
BBB+ or Baa1	90.0	0.0	15.0
A- or A3 or higher	87.5	0.0	12.5

On March 6, 2018, the Company elected to use the defined leverage ratio and the interest rate under the 2017 Credit Facility is based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base	Facility Fee
Total Leverage Ratio	Above LIBOR	Rate Loans	Basis Points
<45%	125.0	25.0	20.0
>45% and <50% (current ratio)	130.0	30.0	25.0
>50% and <55%	135.0	35.0	30.0
>55%	160.0	60.0	35.0

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

On March 22, 2017, the Company drew the full $325 million available under the 2017 Term Loan.  On March 29, 2017, the Company executed interest rate swap arrangements to fix LIBOR with an aggregate average rate of 1.6473% for the swaps and a current aggregate fixed rate of 3.1973% on borrowings under the 2017 Term Loan.

The interest rate on the 2017 Term Loan is based upon Operating Partnership’s unsecured debt ratings, as follows:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
Operating Partnership’s	Applicable	Above LIBOR for
Unsecured Debt Ratings:	Basis Points	Alternate Base Rate
Higher of S&P or Moody’s	Above LIBOR	Loans
No ratings or less than BBB-/Baa3	185.0	85.0
BBB- or Baa3 (interest rate based on Company’s election through March 5, 2018)	140.0	40.0
BBB or Baa2	115.0	15.0
BBB+ or Baa1	100.0	0.0
A- or A3 or higher	90.0	0.0

On March 6, 2018, the Company elected to use the defined leverage ratio and the interest rate under the 2017 Term Loan is based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base Rate
Total Leverage Ratio	above LIBOR	Loans
<45%	145.0	45.0
>45% and <50% (current ratio)	155.0	55.0
>50% and <55%	165.0	65.0
>55%	195.0	95.0

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

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3 (since January 2017 amendment)	130.0	30.0
BBB or Baa2	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which matures in January 2019 with two one-year extension options.  The interest rate for the term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Operating Partnership’s unsecured debt ratings, or, at the Company’s option, a defined leverage ratio.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.28 percent.  The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay $200 million senior unsecured notes that matured on January 15, 2016.

The interest rate on the 2016 Term Loan was based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points
Higher of S&P or Moody’s	Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (interest rate based on Company’s election through March 5, 2018)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

On March 6, 2018, the Company elected to use the defined leverage ratio and the interest rate under the 2016 Term Loan is based on the following total leverage ratio grid:

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility and term loans as of March 31, 2018.

As of March 31, 2018 and December 31, 2017, the Company’s unsecured credit facility and term loans totaled $863.7 million and $822.3 million, respectively, comprised of: $191.0 million of outstanding  borrowings under its unsecured revolving credit facility, $349.2 million from the 2016 Term Loan (net of unamortized deferred financing costs of $0.8 million) and $323.5 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.5 million) as of March 31, 2018; and $150 million of outstanding borrowings under its unsecured revolving credit facility and $349.0 million from the 2016 Term Loan (net of unamortized deferred financing costs of $1.0 million) and $323.3 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.7 million) as of December 31, 2017.

9.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of March 31, 2018, nine of the Company’s properties, with a total carrying value of approximately $1.3 billion, and five of the Company’s land and development projects, with a total carrying value of approximately $487 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  The Company was in compliance with its debt covenants under its mortgages and loans payable as of March 31, 2018.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2018 and December 31, 2017 is as follows: (dollars in thousands)

		Effective	March 31,	December 31,
Property/Project Name	Lender	Rate (a)	2018	2017	Maturity
Harborside Plaza 5 (b)	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.84%	$—	$209,257	—
23 Main Street (c)	Berkadia CMBS	5.59%	—	27,090	—
One River Center (d)	Guardian Life Insurance Co.	7.31%	—	40,485	—
Park Square	Wells Fargo Bank N.A.	LIBOR+1.87%	26,217	26,567	04/10/19
250 Johnson (e)	M&T Bank	LIBOR+2.35%	37,028	32,491	05/20/19
Portside 5/6 (f)	Citizens Bank	LIBOR+2.50%	56,541	45,778	09/29/19
Port Imperial 4/5 Hotel (g)	Fifth Third Bank & Santander	LIBOR+4.50%	50,958	43,674	10/06/19
Port Imperial South 11 (h)	JPMorgan Chase	LIBOR+2.35%	54,341	46,113	11/24/19
Worcester (i)	Citizens Bank	LIBOR+2.50%	48,099	37,821	12/10/19
Monaco (j)	The Northwestern Mutual Life Insurance Co.	3.15%	169,582	169,987	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	4,000	4,000	12/01/21
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Alterra I & II	Capital One/FreddieMac	3.85%	100,000	100,000	02/01/24
The Chase at Overlook Ridge	New York Community Bank	3.74%	135,750	135,750	01/01/25
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Short Hills Portfolio (k)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.85%	32,600	32,600	12/01/29

Principal balance outstanding			1,189,614	1,426,111
Unamortized deferred financing costs			(7,579)	(7,976)

Total mortgages, loans payable and other obligations, net			$1,182,035	$1,418,135

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On January 8, 2018, the Company prepaid this loan in full upon payment of a fee of approximately $8.4 million using borrowings from the Company’s unsecured revolving credit facility.
(c)	On March 1, 2018, the Company prepaid this loan in full upon payment of a fee of approximately $0.1 million using borrowings from the Company’s unsecured revolving credit facility.
(d)

Mortgage was collateralized by the three properties comprising One River Center. On March 29, 2018, the Company prepaid this loan in full upon payment of a fee of approximately $1.8 million using borrowings from the Company’s unsecured revolving credit facility.

(e)

This construction loan has a maximum borrowing capacity of $42 million and provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points. See Note 12: Commitments and Contingencies - Construction Projects.

(f)

This construction loan has a maximum borrowing capacity of $73 million and provides, subject to certain conditions, two one-year extension options with a fee of 15 basis points each year. See Note 12: Commitments and Contingencies - Construction Projects.

(g)

This construction loan has a maximum borrowing capacity of $94 million and provides, subject to certain conditions, two one-year extension options with a fee of 20 basis points for each year. See Note 12: Commitments and Contingencies - Construction Projects.

(h)

This construction loan has a maximum borrowing capacity of $78 million and provides, subject to certain conditions, two one-year extension options with a fee of 15 basis points each year. See Note 12: Commitments and Contingencies - Construction Projects

(i)

This construction loan has a maximum borrowing capacity of $58 million and provides, subject to certain conditions, two one-year extension options with a fee of 15 basis points each year. See Note 12: Commitments and Contingencies - Construction Projects.

(j)

This mortgage loan, which includes unamortized fair value adjustment of $5.0 million as of March 31, 2018, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers.

(k)	This mortgage loan was obtained by the Company in March 2017 to partially fund the acquisition of the Short Hills/Madison portfolio.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the three months ended March 31, 2018 and 2017 was $19,103,000 and $15,180,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2018 and 2017 was $7,109,000 and $4,997,000, respectively (which amounts included $166,000 and $1,009,000 for the three months ended March 31, 2018 and 2017, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of March 31, 2018, the Company’s total indebtedness of $2,630,614,000 (weighted average interest rate of 3.71 percent) was comprised of $464,183,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.94 percent) and fixed rate debt and other obligations of $2,166,431,000 (weighted average rate of 3.66 percent).

As of December 31, 2017, the Company’s total indebtedness of $2,826,110,000 (weighted average interest rate of 3.93 percent) was comprised of $382,443,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.63 percent) and fixed rate debt and other obligations of $2,443,667,000 (weighted average rate of 3.98 percent).

10.  EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2018 and 2017 was $273,000 and $342,000, respectively.

11.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2018 and December 31, 2017.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2018 and December 31, 2017.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,534,001,000 and $2,764,033,000 as compared to the book value of approximately $2,615,211,000 and $2,809,568,000 as of March 31, 2018 and December 31, 2017, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

The Company identified as held for sale the two remaining unsold office properties as of March 31, 2018 with an aggregate carrying value of $38.6 million.  The total estimated sales proceeds, net of expected selling costs, from the sales were expected to be approximately $41.4 million.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

12.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $270,000 and $349,000 for the three months ended March 31, 2018 and 2017, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $1.1 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

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

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022.  The PILOT payment equaled $1,227,708 annually through April 2017 and then increased to $1,406,064 annually until expiration.  The PILOT totaled $352,000 and $307,000 for the three months ended March 31, 2018 and 2017, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years.  The annual PILOT is equal to 10 percent of gross revenues, as defined.  The PILOT totaled $614,000 for the three months ended March 31, 2018.

The Port Imperial South Parcel 8/9 development project agreement with the City of Weehawken is for a term of 25 years following substantial completion, which is anticipated to be in the third quarter 2020.  The annual PILOT is equal to 11 percent of gross revenue for Years 1-10, 12.5 percent for Years 11-18 and 14 percent for Years 19-25, as defined.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2018, are as follows: (dollars in thousands)

Year	Amount
April 1 through December 31, 2018	$1,848
2019	2,471
2020	2,487
2021	2,487
2022	2,487
2023 through 2084	212,534

Total	$224,314

Ground lease expense incurred by the Company amounted to $550,000 and $590,000 during the three months ended March 31, 2018 and 2017, respectively.

CONSTRUCTION PROJECTS

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is expected to be ready for occupancy by second quarter 2018.  The construction of the project is estimated to cost $142.5 million, with development costs of $113.2 million incurred by the venture through March 31, 2018.  The venture, which has a $94 million construction loan (with $51 million outstanding as of March 31, 2018), is expected to fund the remaining costs to complete the project.

In 2016, the Company commenced the repurposing of a former office property site located at 250 Johnson Road in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million (of which development costs of $57.7 million have been incurred through March 31, 2018), is expected to be ready for occupancy by the second quarter of 2018.  The remaining costs to complete the project are expected to be funded primarily from a $42 million construction loan (with $37 million outstanding as of March 31, 2018).

In 2016, the Company started construction of a 296-unit multi-family project known as Portside 5/6 in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million of which $94.9 million have been incurred through March 31, 2018.  The remaining costs to complete the project are expected to be funded primarily from a $73 million construction loan (with $56.5 million outstanding as of March 31, 2018).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, known as Port Imperial South 11, which is expected to be ready for occupancy by second quarter 2018, is estimated to cost $122 million (of which development costs of $94.3 million have been incurred through March 31, 2018).  The project costs are expected to be funded from a $78 million construction loan (with $54.3 million outstanding as of March 31, 2018).  The Company expects to fund $44 million for the development of the project, of which the Company has funded $38.1 million as of March 31, 2018.

CHANGES IN EXECUTIVE OFFICERS

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer and Nicholas Hilton as executive vice president of leasing of the General Partner. Mr. Smetana began to perform his duties as chief financial officer and Anthony Krug ceased to serve as chief financial officer immediately following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug remained an employee of the General Partner and provided transition services through March 31, 2018.  Mr. Hilton’s employment commenced on February 12, 2018 following the departure of Christopher DeLorenzo.  In connection with these management changes, on January 26, 2018, the General Partner entered into a separation agreement and release with each of Messrs. Krug and DeLorenzo.  The Company’s total estimated costs in connection with the departure of Messrs. Krug and DeLorenzo of approximately $2.7 million during the three months ended March 31, 2018 was included in general and administrative expense (approximately $2.1 million was included in accounts payable, accrued expenses and other liabilities as of March 31, 2018).

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

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of March 31, 2018, 77 of the Company’s properties, primarily a portfolio of flex properties in Westchester County, New York with an aggregate carrying value of approximately $940 million, are subject to these conditions.

On August 11, 2017,  the Company acquired an existing mortgage note receivable encumbering a vacant developable land parcel located in Jersey City, New Jersey (the “Land Property”) with a balance of $44.7 million (the “Land Note Receivable”).  The Land Note Receivable matures in July 2019 and earns interest at an annual rate of 5.85 percent which accrues monthly and is payable at maturity.  In March 2018, the Company received a partial prepayment of $3 million.   The Land Property is currently an unimproved land parcel which operates as a surface parking facility.  Additionally, the Company entered into an agreement to acquire the Land Property, subject to the Company’s ability to obtain all necessary development rights and entitlements to develop an apartment building on the land, and other related conditions to ensure that the Company can develop the project. The purchase price is $73 million, subject to adjustment based on the level of development rights obtained for the construction of a multifamily apartment building.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at March 31, 2018 are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2018	$251,977
2019	308,765
2020	280,323
2021	253,898
2022	225,883
2023 and thereafter	921,037

Total	$2,241,883

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

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units and the parties agreed that the Company’s contributed equity value, (“RRT Contributed Equity Value”), was $1.23 billion at closing.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.  On January 24, 2018, $10 million of Rockpoint Units were issued and sold to Rockpoint pursuant to the Investment Agreement.

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

Based on Rockpoint’s $160 million invested capital and RRT’s Initial Capital Contribution, at March 31, 2018 this pro rata distribution would be approximately 11.5% to Rockpoint and 88.5% to RRT.

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

Beginning March 1, 2022, except in certain limited  circumstances as defined in the agreement, either RRT or Rockpoint may cause RRT to redeem (a “Put/Call Event”) all, but not less than all, of Rockpoint’s interest in the Rockpoint Units based on a net asset value of RRLP to be determined by a third party valuation and generally based on the capital event waterfall described above.  On a Put/Call

Event, other than the sale of RRLP, Rockpoint can either demand payment in cash or may elect to convert all, but not less than all, of its investment to common equity in RRLP.  As such, the Rockpoint Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Rockpoint Units are classified in mezzanine equity measured based on the estimated future redemption value as of March 31, 2018.  The estimated future redemption value of Rockpoint Units is approximately $233 million as of March 31, 2018.

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

The following table sets forth the changes in Redeemable noncontrolling interests for the three months ended March 31, 2018 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2018	$52,324	$159,884	$212,208
Redeemable Noncontrolling Interests Issued	—	10,000	10,000
Net	52,324	169,884	222,208
Income Attributed to Noncontrolling Interests	455	2,344	2,799
Distributions	(455)	(2,344)	(2,799)
Redemption Value Adjustment	—	3,118	3,118
Redeemable noncontrolling interests as of March 31, 2018	$52,324	$173,002	$225,326

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

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”).  The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of March 31, 2018, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2018	800,000	$17.31	$3,400
Granted, Lapsed or Cancelled	—	—
Outstanding at March 31, 2018 ($17.31)	800,000	$17.31	$—
Options exercisable at March 31, 2018	666,666
Available for grant at March 31, 2018	2,102,977

There were no stock options exercised under any stock option plans for the three months ended March 31, 2018 and 2017, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.  As of March 31, 2018 and December 31, 2017, the stock options outstanding had a weighted average remaining contractual life of approximately 7.2 and 7.4 years, respectively.

The Company recognized stock options expense of $116,000 and $116,000 for the three months ended March 31, 2018 and 2017, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven-year vesting period, of which 61,896 unvested shares were legally outstanding at March 31, 2018.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant — Date
	Shares	Fair Value
Outstanding at January 1, 2018	108,318	$25.49
Vested	(30,033)	26.97
Cancelled	(3,872)	25.83
Outstanding at March 31, 2018	74,413	$24.87

As of March 31, 2018, the Company had $0.6 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.1 years.

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

As of March 31, 2018, the Company had $85,000 of total unrecognized compensation cost related to unvested PSUs granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.2 years.

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

As of March 31, 2018, the Company granted a total of 487,113 2016 PBV LTIP Units, 153,929 2016 TBV LTIP Units, 464,306 2017 PBV LTIP Units and 95,488 2017 TBV LTIP Units.  The LTIP Units were valued in accordance with ASC 718 — Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of March 31, 2018, the Company had $9.0 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

On April 20, 2018, the Company granted LTIP awards to senior management of the Company, including the General Partner’s executive officers (the “2018 LTIP Awards”).  All of the 2018 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan.  For Messrs.  DeMarco and Tycher, approximately twenty-five percent (25%) of the grant date fair value of the 2018 LTIP Award was in the form of a time-based award that will vest after three years on April 20, 2021 (the “2018 TBV LTIP Units”), and the remaining approximately seventy-five percent (75%) of the grant date fair value of the 2018 LTIP Award was in the form of a performance-based award under the Company’s Outperformance Plan (the “2018 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2018 PBV LTIP Units”).  For all other executive officers, approximately fifty percent (50%) of the grant date fair value of the 2018 LTIP Award was in the form of 2018 TBV LTIP Units and the remaining approximately fifty percent (50%) of the grant date fair value of the 2018 LTIP Award was in the form of 2018 PBV LTIP Units.

The 2018 OPP is designed to align the interests of senior management to relative and absolute performance of the Company over a three-year performance period from April 20, 2018 through April 19, 2021.  Participants in the 2018 OPP will only earn the full awards if, over the three-year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company’s TSR is in the 75th percentile of performance as compared to the office REITs in the NAREIT index.

LTIP Units will remain subject to forfeiture depending on the extent that the 2016 LTIP Awards, 2017 LTIP Awards and 2018 LTIP Awards vest. The number of LTIP Units to be issued initially to recipients of the 2016 PBV LTIP Awards, 2017 PBV LTIP Awards and 2018 PBV LTIP Awards is the maximum number of LTIP Units that may be earned under the awards. The number of LTIP Units that actually vest for each award recipient will be determined at the end of the performance measurement period. TSR for the Company and for the Index over the three-year measurement period and other circumstances will determine how many LTIP Units vest for each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a common unit of limited partnership interest in the Operating Partnership (a “common unit”), but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2016 TBV LTIP Units, 2017 TBV LTIP Units and 2018 LTIP Awards or the end of the measurement period for the 2016 PBV LTIP Units, 2017 PBV LTIP Units and 2018 PBV LTIP Awards, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a common unit.

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

During the three months ended March 31, 2018 and 2017, 7,420 and 4,265 deferred stock units were earned, respectively.  As of March 31, 2018 and December 31, 2017, there were 216,465 and 210,738 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three and three months ended March 31, 2018 and 2017 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

Mack-Cali Realty Corporation:

	Three Months Ended
	March 31,
Computation of Basic EPS	2018	2017
Net income	$50,688	$22,729
Add (deduct): Noncontrolling interest in consolidated joint ventures	30	237
Add (deduct): Noncontrolling interest in Operating Partnership	(4,883)	(2,295)
Add (deduct): Redeemable noncontrolling interest	(2,799)	(792)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(2,754)	(9,860)
Net income available to common shareholders for basic earnings per share	$40,282	$10,019

Weighted average common shares	90,263	89,955

Basic EPS:
Net income available to common shareholders	$0.45	$0.11

	Three Months Ended
	March 31,
Computation of Diluted EPS	2018	2017
Net income available to common shareholders for basic earnings per share	$40,282	$10,019
Add (deduct): Noncontrolling interest in Operating Partnership	4,883	2,295
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(313)	(1,138)
Net income available for diluted earnings per share	$44,852	$11,176

Weighted average common shares	100,604	100,637

Diluted EPS:
Net income available to common shareholders	$0.45	$0.11

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended
	March 31,
	2018	2017
Basic EPS shares	90,263	89,955
Add: Operating Partnership — common and vested LTIP units	10,242	10,384
Restricted Stock Awards	35	1
Stock Options	64	297
Diluted EPS Shares	100,604	100,637

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2018 and 2017 because the criteria had not been met for the periods.  Also not included in the computations of diluted EPS were the unvested LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested restricted stock outstanding as of March 31, 2018 and 2017 were 61,896 and 37,752 shares, respectively.

Dividends declared per common share for the three-month periods ended March 31, 2018 and 2017 was $0.20 and $0.15 per share, respectively.

Mack-Cali Realty, L.P.:

	Three Months Ended
	March 31,
Computation of Basic EPU	2018	2017
Net income	$50,688	$22,729
Add (deduct): Noncontrolling interest in consolidated joint ventures	30	237
Add (deduct): Redeemable noncontrolling interest	(2,799)	(792)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(3,067)	(10,998)
Net income available to common unitholders for basic earnings per unit	$44,852	$11,176

Weighted average common units	100,505	100,339

Basic EPU:
Net income available to common unitholders	$0.45	$0.11

	Three Months Ended
	March 31,
Computation of Diluted EPU	2018	2017
Net income available to common unitholders for diluted earnings per unit	$44,852	$11,176

Weighted average common unit	100,604	100,637

Diluted EPU:
Net income available to common unitholders	$0.45	$0.11

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended
	March 31,
	2018	2017
Basic EPU units	100,505	100,339
Add: Restricted Stock Awards	35	1
Stock Options	64	297
Diluted EPU Units	100,604	100,637

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2018 and 2017 because the criteria had not been met for the periods.  Also not included in the computations of diluted EPU were the unvested LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested restricted stock outstanding as of March 31, 2018 and 2017 were 61,896 and 37,752 shares, respectively.

Distributions declared per common unit for the three-month periods ended March 31, 2018 and 2017 was $0.20 and $0.15 per unit, respectively.

16.   NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) common units and LTIP units in the Operating Partnership, held by parties other than the General Partner (“Limited Partners”), and (ii) interests in consolidated joint ventures for the portion of such ventures not owned by the Company.

The following table reflects the activity of noncontrolling interests for the three months ended March 31, 2018 and 2017, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Balance at January 1	$192,428	$199,516
Net income	7,652	2,850
Unit distributions	(2,260)	(1,647)
Redeemable noncontrolling interest	(3,112)	(1,930)
Decrease in noncontrolling interests in consolidated joint ventures	—	(14)
Redemption of common units for common stock	(3,690)	(2,531)
Stock compensation	2,015	644
Cancellation of restricted shares	(177)	—
Other comprehensive income (loss)	524	127
Rebalancing of ownership percentage between parent and subsidiaries	(560)	(443)
Balance at March 31	$192,820	$196,572

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2018, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.6 million as of March 31, 2018.

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

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 4, 2017, the Company granted 2017 LTIP Awards to senior management of the Company, including the General Partner’s executive officers.  On April 20, 2018, the Company granted 2018 LTIP Awards to senior management of the Company, including the General Partner’s executive officers.  All of the 2016 LTIP Awards, 2017 LTIP Awards and 2018 LTIP Awards are in the form of units in the Operating Partnership. See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital — Long-Term Incentive Plan Awards.

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP Units in the Operating Partnership for the three months ended March 31, 2018:

	Common	LTIP
	Units	Units
Balance at January 1, 2018	10,438,855	1,230,877
Redemption of common units for shares of common stock	(224,715)	—
Cancellation of units	—	(30,041)

Balance at March 31, 2018	10,214,140	1,200,836

Noncontrolling Interest Ownership in Operating Partnership

As of March 31, 2018 and December 31, 2017, the noncontrolling interest common unitholders owned 10.2 percent and 10.4 percent of the Operating Partnership, respectively.

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

17.   SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2018 and 2017.  The Company had no long lived assets in foreign locations as of March 31, 2018 and December 31, 2017.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services).

Selected results of operations for the three months ended March 31, 2018 and 2017 and selected asset information as of March 31, 2018 and December 31, 2017 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
March 31, 2018	$115,184	$23,860	$(77)	$138,967
March 31, 2017	131,878	17,348	661	149,887

Total operating and interest expenses (a):
Three months ended:
March 31, 2018	$57,583	$16,097	$22,771	$96,451
March 31, 2017	62,153	14,587	20,566	97,306

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
March 31, 2018	$(140)	$1,712	$—	$1,572
March 31, 2017	413	(464)	—	(51)

Net operating income (loss) (b):
Three months ended:
March 31, 2018	$57,461	$9,475	$(22,848)	$44,088
March 31, 2017	70,138	2,297	(19,905)	52,530

Total assets:
March 31, 2018	$2,764,138	$1,979,428	$72,040	$4,815,606
December 31, 2017	2,915,646	1,937,708	104,531	4,957,885

Total long-lived assets (c):
March 31, 2018	$2,468,108	$1,694,650	$32,254	$4,195,012
December 31, 2017	2,613,815	1,645,410	31,901	4,291,126

Total investments in unconsolidated joint ventures:
March 31, 2018	$14,715	$234,630	$168	$249,513
December 31, 2017	15,143	237,321	162	252,626

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

(e)          Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense), as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net operating income	$44,088	$52,530
Add (deduct):
Depreciation and amortization	(41,297)	(47,631)
Realized gains (losses) and unrealized losses on disposition of rental property, net	58,186	5,506
Gain on sale of investment in unconsolidated joint venture	—	12,563
Loss from extinguishment of debt, net	(10,289)	(239)
Net income	50,688	22,729
Noncontrolling interest in consolidated joint ventures	30	237
Noncontrolling interest in Operating Partnership	(4,883)	(2,295)
Redeemable noncontrolling interest	(2,799)	(792)
Net income available to common shareholders	$43,036	$19,879

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net operating income	$44,088	$52,530
Add (deduct):
Depreciation and amortization	(41,297)	(47,631)
Realized gains (losses) and unrealized losses on disposition of rental property, net	58,186	5,506
Gain on sale of investment in unconsolidated joint venture	—	12,563
Loss from extinguishment of debt, net	(10,289)	(239)
Net income	50,688	22,729
Noncontrolling interest in consolidated joint ventures	30	237
Redeemable noncontrolling interest	(2,799)	(792)
Net income available to common unitholders	$47,919	$22,174

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

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (collectively, the “General Partner”), including Mack-Cali Realty, L.P. (the “Operating Partnership”), has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the General Partner has been a publicly traded real estate investment trust (“REIT”) since 1994.

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

As of March 31, 2018, the Company owns or has interests in 138 properties (collectively, the “Properties”), consisting of 59 office and 61 flex properties, totaling approximately 16.0 million square feet, leased to approximately 750 commercial tenants and 18 multi-family rental properties containing 5,826 apartments.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 5.0 million square feet of additional commercial space and 10,957 apartment units.

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

Of the Company’s core office markets, most have recently shown signs of rental rate improvement, while the lease percentage has declined or stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 15.4 million, 17.1 million and 17.6 million square feet at March 31, 2018, December 31, 2017 and March 31, 2017, respectively, was 85.2 percent leased at March 31, 2018 as compared to 87.6 percent leased at December 31, 2017 and 90.4 percent leased at March 31, 2017 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired at March 31, 2018, December 31, 2017 and March 31, 2017 aggregate 123,882, 343,217 and 111,385 square feet, respectively, or 0.8, 2.0 and 0.5 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended March 31, 2018 (on 200,138 square feet of renewals) increased an average of 9.7 percent compared to rates that were in effect under the prior leases, as compared to a 1.5 percent increase during the three months ended March 31, 2017 (on 291,401 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended March 31, 2018 averaged $2.27 per square foot per year for a weighted average lease term of 3.4 years, and estimated lease costs for the renewed leases during the three months ended March 31, 2017 averaged $2.56 per square foot per year for a weighted average lease term of 4.4 years.  The Company believes that commercial vacancy rates may decrease and commercial rental rates may increase in some of its markets in 2018 and possibly beyond.  As of March 31, 2018, commercial leases which comprise approximately 9.5 and 11.7 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2018 and 2019, respectively.  With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.

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

During 2017, Moody’s downgraded its investment grade rating on the Company’s senior unsecured debt to sub-investment grade and during 2018, Standard & Poor’s lowered its investment grade rating on the Company’s senior unsecured debt to sub-investment grade.  Amongst other things, such downgrade would have increased the interest rate on outstanding borrowings under the Company’s current $600 million unsecured revolving credit facility (which was amended in January 2017) from LIBOR plus 120 basis points to LIBOR plus 155 basis points and the annual credit facility fee it pays would have increased from 25 to 30 basis points.  Additionally, any such downgrade would have increased the current interest rate on each of the Company’s $350 million unsecured term loan and $325 million unsecured term loan from LIBOR plus 140 basis points to LIBOR plus 185 points.  Effective March 6, 2018, the Company elected to utilize the leverage grid pricing available under the unsecured revolving credit facility and both unsecured term loans.  This resulted in an interest rate of LIBOR plus 130 basis points for the Company’s unsecured revolving credit facility and 25 basis points for the facility fee and LIBOR plus 155 basis points for both unsecured term loans at the Company’s current total leverage ratio.  In addition, a downgrade in its ratings to sub-investment grade would result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•                  recent transactions;

•                  critical accounting policies and estimates;

•                  results from operations for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, and

•                  liquidity and capital resources.

Recent Transactions

Properties Commencing Initial Operations

The following property commenced initial operations during the three months ended March 31, 2018 (dollars in thousands):

					Total
In-Service				# of	Development
Date	Property	Location	Type	Apartment Units	Costs
03/01/18	145 Front at City Square	Worcester, MA	Multi-Family	365	$94,753	(a)
Totals				365	$94,753

(a)   Development costs as of March 31, 2018 included approximately $4.4 million in land costs.  As of March 31, 2018, the Company anticipates additional costs of approximately $3.2 million, which will be primarily funded from a construction loan.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office properties during the three months ended March 31, 2018 (dollars in thousands):

							Realized
							Gains
				Rentable	Net	Net	(losses)/
Disposition			# of	Square	Sales	Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Losses, net
02/15/18	35 Waterview Boulevard (a)	Parsippany, New Jersey	1	172,498	$25,994	$25,739	$255
03/05/18	Hamilton portfolio (b)	Hamilton, New Jersey	6	239,262	17,546	17,501	45
03/07/18	Wall portfolio first closing	Wall, New Jersey	5	179,601	14,053	10,526	3,527
03/22/18	700 Horizon Drive	Hamilton, New Jersey	1	120,000	33,020	16,053	16,967
03/23/18	Wall portfolio second closing	Wall, New Jersey	3	217,822	30,209	12,961	17,248
03/28/18	75 Livingston Avenue	Roseland, New Jersey	1	94,221	7,983	5,609	2,374
03/28/18	20 Waterview Boulevard (c)	Parsippany, New Jersey	1	225,550	12,475	11,795	680
03/30/18	Westchester Financial Center (d)	White Plains, New York	2	489,000	81,769	64,679	17,090
Totals			20	1,737,954	$223,049	$164,863	$58,186

(a)           The Company recorded a valuation allowance of $0.7 million on this property during the year ended December 31, 2017.

(b)          The Company recorded a valuation allowance of $0.6 million on these properties during the year ended December 31, 2017. The disposition additionally included two land properties.

(c)           The Company recorded a valuation allowance of $11 million on this property during the year ended December 31, 2017.  Prior to closing, the Company provided short term financing through a note receivable to an affiliate of the buyers of $2.8 million, which is a noncash component of the net sales proceeds.  See Note 5: Deferred charges, goodwill and other assets, net.

(d)          Prior to closing, the Company provided financing through a note receivable to an affiliate of the buyers of $4.0 million, which is a noncash component of the net sales proceeds.

See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

Rental Property Held for Sale, Net

The Company identified as held for sale two office properties totaling approximately 400,000 square feet as of March 31, 2018.  The properties are located in Paramus and Rochelle Park, New Jersey.  The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $41.4 million.

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units, inclusive of a $30 million deposit paid by Rockpoint to RRLP on signing the Investment Agreement.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.  On January 24, 2018, $10 million of Rockpoint Units were issued and sold to Rockpoint pursuant to the Investment Agreement.

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary.  As of March 31, 2018 and December 31, 2017, the Company’s consolidated RRLP entity had total assets of $2.0 billion and $1.9 billion, respectively, total mortgages & loan payable of $810.3 million and $769.7 million, respectively, and other liabilities of $101.5 million and $95.9 million, respectively.

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

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies —  to the Financial Statements, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2018 and 2017 was $7.1 million and $5.0 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three months ended March 31, 2018 (“2018”), as compared to the three months ended March 31, 2017 (“2017”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2016, excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2017 through March 31, 2018; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2017 through March 31, 2018, and (iii) the effect of “Properties Sold”, which represent all properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2017 through March 31, 2018.  During 2018 and 2017, five office properties, aggregating 518,481 square feet, were removed from service as they were being redeveloped by the Company.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2018	2017	Change	Change
Revenue from rental operations and other:
Base rents	$112,902	$121,255	$(8,353)	(6.9)%
Escalations and recoveries from tenants	12,791	15,119	(2,328)	(15.4)
Parking income	5,327	4,229	1,098	26.0
Other income	3,286	2,819	467	16.6
Total revenues from rental operations	134,306	143,422	(9,116)	(6.4)

Property expenses:
Real estate taxes	18,361	21,092	(2,731)	(12.9)
Utilities	12,504	11,414	1,090	9.5
Operating services	25,618	27,091	(1,473)	(5.4)
Total property expenses	56,483	59,597	(3,114)	(5.2)

Non-property revenues:
Real estate services	4,661	6,465	(1,804)	(27.9)
Total non-property revenues	4,661	6,465	(1,804)	(27.9)

Non-property expenses:
Real estate services expenses	4,936	6,270	(1,334)	(21.3)
General and administrative	16,085	11,592	4,493	38.8
Depreciation and amortization	41,297	47,631	(6,334)	(13.3)
Total non-property expenses	62,318	65,493	(3,175)	(4.8)
Operating income	20,166	24,797	(4,631)	(18.7)
Other (expense) income:
Interest expense	(20,075)	(20,321)	246	1.2
Interest and other investment income (loss)	1,128	474	654	138.0
Equity in earnings (loss) of unconsolidated joint ventures	1,572	(51)	1,623	3,182.4
Realized gains (losses) and unrealized losses on disposition of rental property, net	58,186	5,506	52,680	956.8
Gain on sale of investment in unconsolidated joint venture	—	12,563	(12,563)	(100.0)
Loss from extinguishment of debt, net	(10,289)	(239)	(10,050)	(4,205.0)
Total other (expense) income	30,522	(2,068)	32,590	1,575.9
Net income	$50,688	$22,729	$27,959	123.0%

The following is a summary of the changes in revenue from rental operations and property expenses in 2018 as compared to 2017 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2017 and 2018 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2017 and 2018
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$(8,353)	(6.9)%	$(1,898)	(1.6)%	$11,616	9.6%	$(18,071)	(14.9)%
Escalations and recoveries from tenants	(2,328)	(15.4)	161	1.1	741	4.9	(3,230)	(21.4)
Parking income	1,098	26.0	713	16.9	351	8.3	34	0.8
Other income	467	16.6	1,148	40.7	87	3.1	(768)	(27.2)
Total	$(9,116)	(6.4)%	$124	0.1%	$12,795	8.9%	$(22,035)	(15.4)%

Property expenses:
Real estate taxes	$(2,731)	(12.9)%	$(715)	(3.3)%	$1,163	5.5%	$(3,179)	(15.1)%
Utilities	1,090	9.5	2,459	21.5	598	5.2	(1,967)	(17.2)
Operating services	(1,473)	(5.4)	(937)	(3.5)	2,267	8.4	(2,803)	(10.3)
Total	$(3,114)	(5.2)%	$807	1.3%	$4,028	6.8%	$(7,949)	(13.3)%

OTHER DATA:
Number of Consolidated Properties	123		114		9		87
Commercial Square feet (in thousands)	15,445		14,236		1,209		6,933
Multi-family portfolio (number of units)	2,551		2,028		523		—

Base rents. Base rents for the Same-Store Properties decreased $1.9 million, or 1.6 percent, for 2018 as compared to 2017, due primarily to a 650 basis point decrease in the average same store percent leased of the office portfolio from 91.4 percent in 2017 to 84.9 percent in 2018; partially offset by a $0.68 increase in average commercial office annual rents per square foot to $26.68 for 2018 as compared to $26.00 for 2017.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties increased $0.2 million, or 1.1 percent, for 2018 over 2017 due primarily to higher utility expenses to recover in 2018.

Parking income. Parking income for the Same-Store Properties increased $0.7 million, or 16.9 percent, for 2018 as compared to 2017, due primarily to a greater amount of parking fees collected in 2018.

Other income. Other income for the Same-Store Properties increased $1.1 million, or 40.7 percent, for 2018 as compared to 2017, due primarily to additional lease breakage fees recognized in 2018.

Real estate taxes. Real estate taxes on the Same-Store Properties decreased $0.7 million, or 3.3 percent, for 2018 as compared to 2017, due primarily to an increase in tax appeal proceeds received in 2018 as compared to 2017.  Real estate taxes, without the effect of net tax appeal proceeds, increased $0.3 million, or 1.8 percent, for 2018 as compared to 2017 due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties increased $2.5 million, or 21.5 percent, for 2018 as compared to 2017, due primarily to increased electricity rates in 2018.

Operating services. Operating services for the Same-Store Properties decreased $0.9 million, or 3.5 percent, due primarily to a decrease in property maintenance and personnel costs, partially offset by an increase in snow removal costs for 2018 as compared to 2017.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.8 million, or 27.9 percent, for 2018 as compared to 2017, due primarily to decreased third party development and management activity in multi-family services in 2018 as compared to 2017.

Real estate services expense. Real estate services expense decreased $1.3 million, or 21.3 percent, for 2018 as compared to 2017, due primarily to decreased salaries and related expenses due to lower third party services activities.

General and administrative. General and administrative expenses increased $4.5 million, or 38.8 percent in 2018 as compared to 2017, due primarily to severance, separation and related costs in 2018 due to the departure of certain of the Company’s executive officers and other management restructuring.

Depreciation and amortization. Depreciation and amortization decreased $6.3 million, or 13.3 percent, for 2018 over 2017.  This increase was due primarily to lower depreciation of $10.7 million in 2018 as compared to 2017 for properties sold or removed from service and a decrease of $0.5 million for 2018 as compared to 2017 on the Same-Store Properties due to assets becoming fully amortized.  These were partially offset by an increase in depreciation of $4.9 million for 2018 as compared to 2017 on the Acquired Properties.

Interest expense. Interest expense decreased $0.2 million, or 1.2 percent, for 2018 as compared to 2017.  This decrease was primarily the result of lower average debt balances in 2018 as compared to 2017.

Interest and other investment income. Interest and other investment income increased $0.7 million, or 138.0 percent, for 2018 as compared to 2017, due primarily to higher average notes receivable balances in 2018.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.6 million, or 3,182.4 percent, for 2018 as compared to 2017.  The increase was due primarily to an increase of $1.9 million for 2018 as compared to 2017 from the Urby at Harborside venture (which included in 2018 the Company’s share of $2.6 million from the venture’s sale of an economic tax credit to a third party).

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $58.2 million in 2018, as compared to a net gain of $5.5 million in 2017.  See Note 3: Recent Transactions — Dispositions — to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture. The Company recorded a $12.6 million gain on the sale in 2017 of its interests in certain joint ventures.  See Note 3: Recent Transactions — Unconsolidated Joint Venture Activity — to the Financial Statements.

Loss from early extinguishment of debt, net. In 2018, the Company recognized a loss from extinguishment of debt of $10.3 million in connection with the early prepayment of certain mortgage payables.  See Note 9 to the Financial Statements: Mortgages, Loans Payable and Other Obligations.  In 2017, the Company recognized a loss from extinguishment of debt of $0.2 million due to the allocated costs as a result of the amendment of its revolving credit facility in 2017.  See Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans.

Net income. Net income increased to $50.7 million in 2018 from $22.7 million in 2017.  The increase of approximately $28.0 million was due to the factors discussed above.

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

Construction Projects:

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is expected to be ready for occupancy by second quarter 2018.  The construction of the project is estimated to cost $142.5 million, with development costs of $113.2 million incurred by the venture through March 31, 2018.  The venture, which has a $94 million construction loan (with $51 million outstanding as of March 31, 2018), is expected to fund the remaining costs to complete the project.

In 2016, the Company commenced the repurposing of a former office property site located at 250 Johnson Road in Morris Plains, New Jersey into a 197-unit multi-family development project.  The project, which is estimated to cost $58.7 million of which development costs of $57.7 million have been incurred through March 31, 2018), is expected to be ready for occupancy by the second quarter of 2018.  The project costs are expected to be funded primarily from a $42 million construction loan (with $37 million outstanding as of March 31, 2018).

In 2016, the Company started construction of a 296-unit multi-family project known as Portside 5/6 in East Boston, Massachusetts.  The project is expected to be ready for occupancy by second quarter 2018 and is estimated to cost $111.4 million of which $94.9 million have been incurred through March 31, 2018).  The remaining costs to complete the project are expected to be funded primarily from a $73 million construction loan (with $56.5 million outstanding as of March 31, 2018).

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, known as Port Imperial South 11, which is expected to be ready for occupancy by second quarter 2018, is estimated to cost $122 million (of which development costs of $94.3 million have been incurred through March 31, 2018).  The project costs are expected to be funded from a $78 million construction loan (with $54.3 million outstanding as of March 31, 2018).  The Company expects to fund $44 million for the development of the project, of which the Company has funded $38.1 million as of March 31, 2018.

In August 2017,  the Company acquired an existing mortgage note receivable encumbering a vacant developable land parcel located in Jersey City, New Jersey (the “Land Property”) with a balance of $44.7 million (the “Land Note Receivable”).  The Land Note Receivable matures in July 2019 and earns interest at an annual rate of 5.85 percent which accrues monthly and is payable at maturity.  In March 2018, the Company received a partial prepayment of $3 million.  The Land Property is currently an unimproved land parcel which operates as a surface parking facility.  Additionally, the Company entered into an agreement to acquire the Land Property, subject to the Company’s ability to obtain all necessary development rights and entitlements to develop an apartment building on the land, and other related conditions to ensure that the Company can develop the project.  The purchase price is $73 million, subject to adjustment based on the level of development rights obtained for the construction of a multifamily apartment building.

REIT Restrictions:

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $72.1 million ($81.2 million, including units in the Operating Partnership, held by parties other than the General Partner) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of March 31, 2018, 77 of the Company’s properties, primarily a portfolio of flex properties in Westchester County, New York with an aggregate carrying value of approximately $940 million, are subject to these conditions.

Unencumbered Properties:

As of March 31, 2018, the Company had 114 unencumbered properties with a carrying value of $2.1 billion representing 88.4 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $7.8 million to $60.1 million at March 31, 2018, compared to $67.9 million at December 31, 2017.  This increase is comprised of the following net cash flow items:

(1)	$56.9 million provided by operating activities.

(2)	$143.5 million provided by investing activities, consisting primarily of the following:

	(a)	$243.2 million from proceeds from the sales of rental property; plus
	(b)	$3.3 million received from repayments of notes receivables; plus
	(c)	$4.6 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
	(d)	$1.3 million used for investments in unconsolidated joint ventures; minus
	(e)	$0.4 million used for rental property acquisitions and related intangibles; minus
	(f)	$55.9 million used for additions to rental property and improvements; minus
	(g)	$50 million used for the development of rental property, other related costs and deposits.

(3)	$208.3 million used in financing activities, consisting primarily of the following:

	(a)	$281 million used for repayments of revolving credit facility; plus
	(b)	$277.3 million used for repayments of mortgages, loans payable and other obligations; plus
	(c)	$22.8 million used for payments of dividends and distributions; plus
	(d)	$0.3 million used for payment of finance cost; minus
	(e)	$322 million from borrowings under the revolving credit facility; minus
	(f)	$41.1 million from proceeds received from mortgages and loans payable; minus
	(g)	$10 million from issuance of redeemable noncontrolling interests.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2018:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,250,000	47.52%	3.70%		2.79
Fixed Rate Secured Debt	916,431	34.84%	3.62%		6.90
Variable Rate Secured Debt	273,183	10.38%	4.56%		1.47
Variable Rate Unsecured Debt (b)	191,000	7.26%	3.05%		2.82

Totals/Weighted Average:	$2,630,614	100.00%	3.71	%(b)	4.09
Adjustment for unamortized debt discount	(3,338)
Unamortized deferred financing costs	(12,065)
Total Debt, Net	$2,615,211

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.78 percent as of March 31, 2018, plus the applicable spread.

(b)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $1.0 million for the three months ended March 31, 2018.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2018 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2018	$1,050	$—	$1,050	3.54%
2019	532	621,666	622,198	3.84%
2020	2,903	325,000	327,903	3.46%
2021 (b)	3,227	359,800	363,027	3.12%
2022	3,284	300,000	303,284	4.60%
Thereafter	10,642	997,927	1,008,569	3.66%
Sub-total	21,638	2,604,393	2,626,031	—
Adjustment for unamortized debt discount/premium, net as of March 31, 2018	(3,338)	—	(3,338)
Unamortized mark-to-market	4,583	—	4,583
Unamortized deferred financing costs	(12,065)	—	(12,065)
Totals/Weighted Average	$10,818	$2,604,393	$2,615,211	3.71	%(c)

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.78 percent as of March 31, 2018, plus the applicable spread.

(b)         Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $191.0 million.

(c)          Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $1.0 million for the three months ended March 31, 2018.

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $575.0 million as of March 31, 2018) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

The interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the current borrowing capacity payable quarterly in arrears on the 2017 Credit Facility are based upon the Operating Partnership’s unsecured debt ratings, as follows:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
Operating Partnership’s	Applicable	Above LIBOR for
Unsecured Debt Ratings:	Basis Points	Alternate Base	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Rate Loans	Basis Points
No ratings or less than BBB-/Baa3	155.0	55.0	30.0
BBB- or Baa3 (interest rate based on Company’s election through March 5, 2018)	120.0	20.0	25.0
BBB or Baa2	100.0	0.0	20.0
BBB+ or Baa1	90.0	0.0	15.0
A- or A3 or higher	87.5	0.0	12.5

On March 6, 2018, the Company elected to use the defined leverage ratio and the interest rate under the 2017 Credit Facility is based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base	Facility Fee
Total Leverage Ratio	Above LIBOR	Rate Loans	Basis Points
<45%	125.0	25.0	20.0
>45% and <50% (current ratio)	130.0	30.0	25.0
>50% and <55%	135.0	35.0	30.0
>55%	160.0	60.0	35.0

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

The interest rate on the 2017 Term Loan is based upon Operating Partnership’s unsecured debt ratings, as follows:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
Operating Partnership’s	Applicable	Above LIBOR for
Unsecured Debt Ratings:	Basis Points	Alternate Base Rate
Higher of S&P or Moody’s	Above LIBOR	Loans
No ratings or less than BBB-/Baa3	185.0	85.0
BBB- or Baa3 (interest rate based on Company’s election through March 5, 2018)	140.0	40.0
BBB or Baa2	115.0	15.0
BBB+ or Baa1	100.0	0.0
A- or A3 or higher	90.0	0.0

On March 6, 2018, the Company elected to use the defined leverage ratio and the interest rate under the 2017 Term Loan is based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base Rate
Total Leverage Ratio	above LIBOR	Loans
<45%	145.0	45.0
>45% and <50% (current ratio)	155.0	55.0
>50% and <55%	165.0	65.0
>55%	195.0	95.0

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

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3 (since January 2017 amendment)	130.0	30.0
BBB or Baa2	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

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

The interest rate on the 2016 Term Loan was based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points
Higher of S&P or Moody’s	Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (interest rate based on Company’s election through March 5, 2018)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

On March 6, 2018, the Company elected to use the defined leverage ratio and the interest rate under the 2016 Term Loan is based on the following total leverage ratio grid:

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

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loans, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 30, 2018, the Company had outstanding borrowings of $235 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2018.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the three months ended March 31, 2018:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2018	89,914,113	10,438,855	100,352,968
Common units redeemed for common stock	224,715	(224,715)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1,322	—	1,322
Cancellation of restricted shares	(3,872)	—	(3,872)

Outstanding at March 31, 2018	90,136,278	10,214,140	100,350,418

Share/Unit Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of March 31, 2018, the General Partner has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2017 and through April 30, 2018.

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

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of April 30, 2018.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of April 30, 2018.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $318 million of which the Company has agreed to guarantee up to $36 million.  As of March 31, 2018, the outstanding balance of such debt totaled $202.7 million of which $24.4 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of March 31, 2018:

		Payments Due by Period
		Less than 1		2 – 3		4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year		Years		Years	Years	Years
Senior unsecured notes	$683,394	$22,163		$44,325		$337,575	$279,331	—
Unsecured revolving credit facility and term loans (a)	911,783	375,894	(c)	535,889	(d)	—	—	—
Mortgages, loans payable and other obligations (b)	1,252,228	34,373		475,457	(e)	62,577	649,524	$30,297
Payments in lieu of taxes (PILOT)	33,070	8,656		16,825		7,589	—	—
Ground lease payments	224,314	2,467		4,961		4,973	12,152	199,761
Other	1,250	—		1,250		—	—	—
Total	$3,106,039	$443,553		$1,078,707		$412,714	$941,007	$230,058

(a)           Interest payments assume LIBOR rate of 1.78 percent, which is the weighted average rate on this outstanding variable rate debt at March 31, 2018, plus the applicable spread.

(b)          Interest payments assume LIBOR rate of 1.80 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at March 31, 2018, plus the applicable spread.

(c)           Includes $350 million pertaining to the 2016 Term Loan currently maturing in January 2019, with two one-year extension options.

(d)          Includes $325 million pertaining to the 2017 Term Loan currently maturing in January 2020, with two one-year extension options. Also includes $191 million pertaining to current borrowings on the unsecured revolving credit facility with a four-year term ending in January 2021, with two six-month extension options.

(e)           Includes $247 million pertaining to various mortgages with maturities ranging from April 2019 to February 2021, which have one-year extension options.

Changes in Executive Officers

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer and Nicholas Hilton as executive vice president of leasing of the General Partner.  Mr. Smetana began to perform his duties as chief financial officer and Anthony Krug ceased to serve as chief financial officer immediately following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug remained an employee of the General Partner and provided transition services through March 31, 2018.  Mr. Hilton’s employment commenced on February 12, 2018 following the departure of Christopher DeLorenzo.  In connection with these management changes, on January 26, 2018, the General Partner entered into a separation agreement and release with each of Messrs. Krug and DeLorenzo.  The Company’s total estimated costs in connection with the departure of Messrs. Krug and DeLorenzo of approximately $2.7 million during the three months ended March 31, 2018 was included in general and administrative expense (approximately $2.1 million was included in accounts payable, accrued expenses and other liabilities as of March 31, 2018).

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income available to common shareholders	$43,036	$19,879
Add (deduct): Noncontrolling interests in Operating Partnership	4,883	2,295
Real estate-related depreciation and amortization on continuing operations (a)	45,602	51,757
Gain on sale of investment in unconsolidated joint venture	—	(12,563)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(58,186)	(5,506)
Funds from operations available to common stock and Operating Partnership unitholders	$35,335	$55,862

(a)         Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interest, of $4,815 and $4,503 for the three months ended March 31, 2018 and 2017, respectively.  Excludes non-real estate-related depreciation and amortization of $511 and $377 for the three months ended March 31, 2018 and 2017, respectively.

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.  We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $2.2 billion of the Company’s long-term debt as of March 31, 2018 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of March 31, 2018 ranged from LIBOR plus 187 basis points to LIBOR plus 450 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $4.6 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of March 31, 2018 would be approximately $100.0 million.

March 31, 2018

Debt,
including current portion	4/1/2018 -										Fair
($s in thousands)	12/31/2018	2019	2020	2021		2022	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$—	$350,065	$327,903	$172,027		$303,284	$1,008,569	$2,161,848	$(8,980)	$2,152,868	$2,071,658
Average Interest Rate	—%	3.28%	3.46%	3.20%		4.60%	3.66%			3.66%

Variable Rate	$1,050	$272,133	$—	$191,000	(b)	$—	$—	$464,183	$(1,840)	$462,343	$462,343

(a)         Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of March 31, 2018.

(b)        Includes $191.0 million of outstanding borrowings under the Company’s unsecured revolving credit facility.

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

Item 1A.            Risk Factors

There have been no material changes in our assessment of risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2017 of the General Partner and the Operating Partnership.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                             COMMON STOCK

During the three months ended March 31, 2018, the Company issued 224,715 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

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

3.3	Second Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 14, 2018 (filed as Exhibit 3.1 to the Company’s Form 8-K dated March 14, 2018 and incorporated herein by reference).

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

3.9

Fifth Amendment dated as of April 4, 2017 to Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 4, 2017 and incorporated herein by reference).

3.10

Sixth Amendment dated as of April 20, 2018 to Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 20, 2018 and incorporated herein by reference).

3.11

Certificate of Designation of 3.5% Series A Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 3, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 3, 2017 and incorporated herein by reference).

3.12

Certificate of Designation of 3.5% Series A-1 Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 28, 2017 (filed as Exhibit 3.13 to the Company’s Annual Report on Form10-K for the year ended December 31, 2016 and incorporated herein by reference).

3.13

Amendment No. 1 to the Second Amended and Restated Bylaws of Mack-Cali Realty Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 30, 2018 and incorporated herein by reference).

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

10.145

Indemnification Agreement by and between Mack-Cali Realty Corporation and David Smetana dated January 29, 2018 (filed as Exhibit 10.145 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.146

Indemnification Agreement by and between Mack-Cali Realty Corporation and Nicholas Hilton dated February 12, 2018 (filed as Exhibit 10.146 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

31.1*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

32.1*

Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco and the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

32.2*

Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco and the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-K for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

* filed herewith

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: May 2, 2018	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: May 2, 2018	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer and
principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation its General Partner

Date: May 2, 2018		/s/ Michael J. DeMarco
	By:	Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: May 2, 2018	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer and
principal accounting officer)