Form 10-Q
period 2018-06-30
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2018-08-01
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 30, 2018, there were 90,310,990 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended  June 30, 2018 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.  Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership.  References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of June 30, 2018, the General Partner owned an approximate 89.8 percent common unit interest in the Operating Partnership.  The remaining approximate 10.2 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The results of operations for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Rental property
Land and leasehold interests	$782,990	$786,789
Buildings and improvements	4,012,029	3,955,122
Tenant improvements	327,731	330,686
Furniture, fixtures and equipment	36,993	30,247
	5,159,743	5,102,844
Less — accumulated depreciation and amortization	(1,072,029)	(1,087,083)
	4,087,714	4,015,761
Rental property held for sale, net	56,419	171,578
Net investment in rental property	4,144,133	4,187,339
Cash and cash equivalents	29,664	28,180
Restricted cash	22,121	39,792
Investments in unconsolidated joint ventures	247,607	252,626
Unbilled rents receivable, net	98,252	100,842
Deferred charges, goodwill and other assets, net	310,118	342,320
Accounts receivable, net of allowance for doubtful accounts of $329 and $1,138	6,389	6,786

Total assets	$4,858,284	$4,957,885

LIABILITIES AND EQUITY
Senior unsecured notes, net	$569,730	$569,145
Unsecured revolving credit facility and term loans	856,188	822,288
Mortgages, loans payable and other obligations, net	1,220,519	1,418,135
Dividends and distributions payable	21,407	21,158
Accounts payable, accrued expenses and other liabilities	180,941	192,716
Rents received in advance and security deposits	39,450	43,993
Accrued interest payable	8,518	9,519
Total liabilities	2,896,753	3,076,954
Commitments and contingencies

Redeemable noncontrolling interests	284,215	212,208

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 90,286,268 and 89,914,113 shares outstanding	902	899
Additional paid-in capital	2,564,153	2,565,136
Dividends in excess of net earnings	(1,090,724)	(1,096,429)
Accumulated other comprehensive income (loss)	12,916	6,689
Total Mack-Cali Realty Corporation stockholders’ equity	1,487,247	1,476,295

Noncontrolling interests in subsidiaries:
Operating Partnership	169,110	171,395
Consolidated joint ventures	20,959	21,033
Total noncontrolling interests in subsidiaries	190,069	192,428

Total equity	1,677,316	1,668,723

Total liabilities and equity	$4,858,284	$4,957,885

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES
Base rents	$103,584	$133,017	$216,486	$254,272
Escalations and recoveries from tenants	10,301	15,951	23,092	31,070
Real estate services	4,074	5,767	8,735	12,232
Parking income	5,757	5,052	11,084	9,281
Other income	2,873	2,979	6,159	5,798
Total revenues	126,589	162,766	265,556	312,653

EXPENSES
Real estate taxes	17,966	21,217	36,327	42,309
Utilities	7,555	10,357	20,059	21,771
Operating services	22,939	27,092	48,557	54,183
Real estate services expenses	4,360	5,899	9,296	12,169
General and administrative	13,455	12,491	29,540	24,083
Depreciation and amortization	41,413	57,762	82,710	105,393
Total expenses	107,688	134,818	226,489	259,908
Operating income	18,901	27,948	39,067	52,745

OTHER (EXPENSE) INCOME
Interest expense	(18,999)	(24,943)	(39,074)	(45,264)
Interest and other investment income (loss)	641	122	1,769	596
Equity in earnings (loss) of unconsolidated joint ventures	(52)	(3,298)	1,520	(3,349)
Realized gains (losses) and unrealized losses on disposition of rental property, net	1,010	(38,954)	59,196	(33,448)
Gain on sale of investment in unconsolidated joint venture	—	—	—	12,563
Loss from extinguishment of debt, net	—	—	(10,289)	(239)
Total other income (expense)	(17,400)	(67,073)	13,122	(69,141)
Net income (loss)	1,501	(39,125)	52,189	(16,396)
Noncontrolling interest in consolidated joint ventures	95	181	125	418
Noncontrolling interest in Operating Partnership	142	4,296	(4,741)	2,001
Redeemable noncontrolling interest	(2,989)	(2,682)	(5,788)	(3,474)
Net income (loss) available to common shareholders	$(1,251)	$(37,330)	$41,785	$(17,451)

Basic earnings per common share:
Net income (loss) available to common shareholders	$(0.05)	$(0.44)	$0.39	$(0.33)

Diluted earnings per common share:
Net income (loss) available to common shareholders	$(0.05)	$(0.44)	$0.39	$(0.33)

Basic weighted average shares outstanding	90,330	90,011	90,297	89,983

Diluted weighted average shares outstanding	100,598	100,370	100,607	100,354

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss)	$1,501	$(39,125)	$52,189	$(16,396)
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	1,788	(1,353)	6,933	(126)
Comprehensive income (loss)	$3,289	$(40,478)	$59,122	$(16,522)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	95	181	125	418
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(2,989)	(2,682)	(5,788)	(3,474)
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(40)	4,436	(5,447)	2,014
Comprehensive income (loss) attributable to common shareholders	$355	$(38,543)	$48,012	$(17,564)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity
Balance at January 1, 2018	89,914	$899	$2,565,136	$(1,096,429)	$6,689	$192,428	$1,668,723
Net income	—	—	—	41,785	—	10,404	52,189
Common stock dividends	—	—	—	(36,080)	—	—	(36,080)
Common unit distributions	—	—	—	—	—	(4,396)	(4,396)
Redeemable noncontrolling interest	—	—	(6,133)	—	—	(6,485)	(12,618)
Increase in noncontrolling interest	—	—	—	—	—	51	51
Redemption of common units for common stock	227	2	3,739	—	—	(3,741)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	(54)	—	—	—	(54)
Directors’ deferred compensation plan	—	—	251	—	—	—	251
Stock compensation	147	1	950	—	—	2,238	3,189
Cancellation of restricted shares	(4)	—	(583)	—	—	(289)	(872)
Other comprehensive income (loss)	—	—	—	—	6,227	706	6,933
Rebalancing of ownership percentage between parent and subsidiaries	—	—	847	—	—	(847)	—
Balance at June 30, 2018	90,286	$902	$2,564,153	$(1,090,724)	$12,916	$190,069	$1,677,316

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$52,189	$(16,396)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	79,827	102,389
Amortization of directors deferred compensation stock units	251	236
Amortization of stock compensation	3,189	3,099
Amortization of deferred financing costs	2,241	2,278
Amortization of debt discount and mark-to-market	(474)	78
Write-off of unamortized deferred finance costs related to early extinguishment	105	—
Equity in (earnings) loss of unconsolidated joint ventures	(1,520)	3,349
Distributions of cumulative earnings from unconsolidated joint ventures	3,469	3,822
Realized (gains) losses and unrealized losses on disposition of rental property, net	(59,196)	33,448
Gain on sale of investments in unconsolidated joint ventures	—	(12,563)
Loss from extinguishment of debt	10,289	239
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(3,497)	(5,927)
Increase in deferred charges, goodwill and other assets	(8,510)	(9,028)
Decrease in accounts receivable, net	396	1,911
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,033	(9,544)
(Decrease) Increase in rents received in advance and security deposits	(2,855)	5,599
(Decrease) increase in accrued interest payable	(1,001)	772

Net cash provided by operating activities	$81,936	$103,762

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(4,854)	$(536,224)
Rental property additions and improvements	(97,085)	(46,103)
Development of rental property and other related costs	(105,749)	(133,685)
Proceeds from the sales of rental property	244,754	48,221
Proceeds from the sale of investments in unconsolidated joint ventures	—	14,849
Investments in notes receivable	—	(2,254)
Repayment of notes receivable	6,366	9,341
Investment in unconsolidated joint ventures	(3,352)	(11,422)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,806	3,169
Proceeds from investment receivable	—	3,625

Net cash provided by (used in) investing activities	$47,886	$(650,483)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$371,000	$334,000
Repayment of revolving credit facility	(338,000)	(521,000)
Borrowings from unsecured term loan	—	325,000
Proceeds from mortgages and loans payable	79,748	307,980
Repayment of mortgages, loans payable and other obligations	(277,637)	(3,109)
Acquisition of noncontrolling interests	—	(2,011)
Issuance of redeemable noncontrolling interests, net	65,000	139,002
Payment of financing costs	(255)	(8,485)
(Distribution to) contributions from noncontrolling interests	51	(18)
Payment of dividends and distributions	(45,916)	(32,315)

Net cash (used in) provided by financing activities	$(146,009)	$539,044

Net decrease in cash and cash equivalents	$(16,187)	$(7,677)
Cash, cash equivalents and restricted cash, beginning of period (1)	67,972	85,563

Cash, cash equivalents and restricted cash, end of period (2)	$51,785	$77,886

(1)         Includes Restricted Cash of $39,792 and $53,952 as of December 31, 2017 and 2016, respectively, pursuant to the adoption of ASU 2016-15.

(2)         Includes Restricted Cash of $22,121 and $56,167 as of June 30, 2018 and 2017, respectively, pursuant to the adoption of ASU 2016-15.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Rental property
Land and leasehold interests	$782,990	$786,789
Buildings and improvements	4,012,029	3,955,122
Tenant improvements	327,731	330,686
Furniture, fixtures and equipment	36,993	30,247
	5,159,743	5,102,844
Less — accumulated depreciation and amortization	(1,072,029)	(1,087,083)
	4,087,714	4,015,761
Rental property held for sale, net	56,419	171,578
Net investment in rental property	4,144,133	4,187,339
Cash and cash equivalents	29,664	28,180
Restricted cash	22,121	39,792
Investments in unconsolidated joint ventures	247,607	252,626
Unbilled rents receivable, net	98,252	100,842
Deferred charges, goodwill and other assets, net	310,118	342,320
Accounts receivable, net of allowance for doubtful accounts of $329 and $1,138	6,389	6,786

Total assets	$4,858,284	$4,957,885

LIABILITIES AND EQUITY
Senior unsecured notes, net	$569,730	$569,145
Unsecured revolving credit facility and term loans	856,188	822,288
Mortgages, loans payable and other obligations, net	1,220,519	1,418,135
Distributions payable	21,407	21,158
Accounts payable, accrued expenses and other liabilities	180,941	192,716
Rents received in advance and security deposits	39,450	43,993
Accrued interest payable	8,518	9,519
Total liabilities	2,896,753	3,076,954
Commitments and contingencies

Redeemable noncontrolling interests	284,215	212,208

Partners’ Capital:
General Partner, 90,286,268 and 89,914,113 common units outstanding	1,411,244	1,407,366
Limited partners, 10,211,079 and 10,438,855 common units outstanding	232,197	233,635
Accumulated other comprehensive income (loss)	12,916	6,689
Total Mack-Cali Realty, L.P. partners’ capital	1,656,357	1,647,690

Noncontrolling interests in consolidated joint ventures	20,959	21,033

Total equity	1,677,316	1,668,723

Total liabilities and equity	$4,858,284	$4,957,885

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
REVENUES
Base rents	$103,584	$133,017	$216,486	$254,272
Escalations and recoveries from tenants	10,301	15,951	23,092	31,070
Real estate services	4,074	5,767	8,735	12,232
Parking income	5,757	5,052	11,084	9,281
Other income	2,873	2,979	6,159	5,798
Total revenues	126,589	162,766	265,556	312,653

EXPENSES
Real estate taxes	17,966	21,217	36,327	42,309
Utilities	7,555	10,357	20,059	21,771
Operating services	22,939	27,092	48,557	54,183
Real estate services expenses	4,360	5,899	9,296	12,169
General and administrative	13,455	12,491	29,540	24,083
Depreciation and amortization	41,413	57,762	82,710	105,393
Total expenses	107,688	134,818	226,489	259,908
Operating income	18,901	27,948	39,067	52,745

OTHER (EXPENSE) INCOME
Interest expense	(18,999)	(24,943)	(39,074)	(45,264)
Interest and other investment income (loss)	641	122	1,769	596
Equity in earnings (loss) of unconsolidated joint ventures	(52)	(3,298)	1,520	(3,349)
Realized gains (losses) and unrealized losses on disposition of rental property, net	1,010	(38,954)	59,196	(33,448)
Gain on sale of investment in unconsolidated joint venture	—	—	—	12,563
Loss from extinguishment of debt, net	—	—	(10,289)	(239)
Total other income (expense)	(17,400)	(67,073)	13,122	(69,141)
Net income (loss)	1,501	(39,125)	52,189	(16,396)
Noncontrolling interest in consolidated joint ventures	95	181	125	418
Redeemable noncontrolling interest	(2,989)	(2,682)	(5,788)	(3,474)
Net income (loss) available to common unitholders	$(1,393)	$(41,626)	$46,526	$(19,452)

Basic earnings per common unit:
Net income (loss) available to common unitholders	$(0.05)	$(0.44)	$0.39	$(0.33)

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$(0.05)	$(0.44)	$0.39	$(0.33)

Basic weighted average units outstanding	100,598	100,370	100,552	100,354

Diluted weighted average units outstanding	100,598	100,370	100,607	100,354

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Net income (loss)	$1,501	$(39,125)	$52,189	$(16,396)
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	1,788	(1,353)	6,933	(126)
Comprehensive income (loss)	$3,289	$(40,478)	$59,122	$(16,522)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	95	181	125	418
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(2,989)	(2,682)	(5,788)	(3,474)
Comprehensive income (loss) attributable to common unitholders	$395	$(42,979)	$53,459	$(19,578)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
			General Partner	Limited Partner	Other	Interest
	General Partner	Limited Partner	Common	Common	Comprehensive	in Consolidated	Total
	Common Units	Common Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Equity
Balance at January 1, 2018	89,914	10,438	$1,407,366	$233,635	$6,689	$21,033	$1,668,723
Net income	—	—	41,785	4,741	—	5,663	52,189
Distributions	—	—	(36,080)	(4,396)	—	—	(40,476)
Redeemable noncontrolling interest	—	—	(6,133)	(697)	—	(5,788)	(12,618)
Increase in noncontrolling interest						51	51
Redemption of limited partner common units for shares of general partner common units	227	(227)	3,741	(3,741)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	(54)	—	—	—	(54)
Directors’ deferred compensation plan	—	—	251	—	—	—	251
Other comprehensive income	—	—	—	706	6,227	—	6,933
Stock compensation	147	—	951	2,238	—	—	3,189
Cancellation of restricted shares	(4)	—	(583)	(289)	—	—	(872)
Balance at June 30, 2018	90,286	10,211	$1,411,244	$232,197	$12,916	$20,959	$1,677,316

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$52,189	$(16,396)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	79,827	102,389
Amortization of directors deferred compensation stock units	251	236
Amortization of stock compensation	3,189	3,099
Amortization of deferred financing costs	2,241	2,278
Amortization of debt discount and mark-to-market	(474)	78
Write-off of unamortized deferred finance costs related to early extinguishment	105	—
Equity in (earnings) loss of unconsolidated joint ventures	(1,520)	3,349
Distributions of cumulative earnings from unconsolidated joint ventures	3,469	3,822
Realized (gains) losses and unrealized losses on disposition of rental property, net	(59,196)	33,448
Gain on sale of investments in unconsolidated joint ventures	—	(12,563)
Loss from extinguishment of debt	10,289	239
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(3,497)	(5,927)
Increase in deferred charges, goodwill and other assets	(8,510)	(9,028)
Decrease in accounts receivable, net	396	1,911
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,033	(9,544)
(Decrease) Increase in rents received in advance and security deposits	(2,855)	5,599
(Decrease) increase in accrued interest payable	(1,001)	772

Net cash provided by operating activities	$81,936	$103,762

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(4,854)	$(536,224)
Rental property additions and improvements	(97,085)	(46,103)
Development of rental property and other related costs	(105,749)	(133,685)
Proceeds from the sales of rental property	244,754	48,221
Proceeds from the sale of investments in unconsolidated joint ventures	—	14,849
Investments in notes receivable	—	(2,254)
Repayment of notes receivable	6,366	9,341
Investment in unconsolidated joint ventures	(3,352)	(11,422)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,806	3,169
Proceeds from investment receivable	—	3,625

Net cash provided by (used in) investing activities	$47,886	$(650,483)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$371,000	$334,000
Repayment of revolving credit facility	(338,000)	(521,000)
Borrowings from unsecured term loan	—	325,000
Proceeds from mortgages and loans payable	79,748	307,980
Repayment of mortgages, loans payable and other obligations	(277,637)	(3,109)
Acquisition of noncontrolling interests	—	(2,011)
Issuance of redeemable noncontrolling interests, net	65,000	139,002
Payment of financing costs	(255)	(8,485)
(Distribution to) contributions from noncontrolling interests	51	(18)
Payment of distributions	(45,916)	(32,315)

Net cash (used in) provided by financing activities	$(146,009)	$539,044

Net decrease in cash and cash equivalents	$(16,187)	$(7,677)
Cash, cash equivalents and restricted cash, beginning of period (1)	67,972	85,563

Cash, cash equivalents and restricted cash, end of period (2)	$51,785	$77,886

(1)         Includes Restricted Cash of $39,792 and $53,952 as of December 31, 2017 and 2016, respectively, pursuant to the adoption of ASU 2016-15.

(2)         Includes Restricted Cash of $22,121 and $56,167 as of June 30, 2018 and 2017, respectively, pursuant to the adoption of ASU 2016-15.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”).  The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.8 and 89.6 percent common unit interest in the Operating Partnership as of June 30, 2018 and December 31, 2017, respectively.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of June 30, 2018, the Company owned or had interests in 141 properties, consisting of 59 office and 61 flex properties, totaling approximately 16.0 million square feet, leased to approximately 750 commercial tenants, and 21 multi-family rental properties containing 6,082 apartments, plus developable land (collectively, the “Properties”).  The Properties are comprised of 59 office buildings totaling approximately 12.8 million square feet (which include four buildings, aggregating approximately 0.5 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 47 office/flex buildings totaling approximately 2.7 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 21 multi-family properties totaling 6,082 apartments (which include nine properties aggregating 3,334 apartments owned by unconsolidated joint ventures in which the Company has investment interests), six parking/retail properties totaling approximately 137,000 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to others.  The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

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

As of June 30, 2018 and December 31, 2017, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P.  (See Note 14: Rockpoint Transaction), have total real estate assets of $242.7 million and $215.5 million, respectively, mortgages of $103.2 million and $81.2 million, respectively, and other liabilities of $22.5 million and $19.3 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental

Property                                                                        Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition—related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations.  Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.6 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

Included in rental property as of June 30, 2018 and December 31, 2017 is real estate and building and tenant improvements not in service; as follows: (dollars in thousands)

	June 30,	December 31,
	2018	2017
Land held for development (including pre-development costs, if any) (a)	$498,701	$483,432
Development and construction in progress, including land (b)	506,117	535,971
Total	$1,004,818	$1,019,403

(a)         Includes predevelopment and infrastructure costs included in buildings and improvements of $204 million and $188.1 million as of June 30, 2018 and December 31, 2017, respectively.

(b)         Includes land of $71.7 million and $77.0 million as of June 30, 2018 and December 31, 2017, respectively.

The Company considers a construction project as substantially completed and held available for occupancy upon the substantial completion of improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup).  If portions of a rental project are substantially completed and occupied by tenants or residents, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project.  The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy, primarily based on a percentage of the relative commercial square footage or multi-family units of each portion, and capitalizes only those costs associated with the portion under construction.

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

Deferred

Financing Costs                             Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets.  In all cases, amortization of such costs is included in interest expense and was $1,145,000 and $1,175,000 for the three months ended June 30, 2018 and 2017, respectively, and $2,241,000 and $2,278,000 for the six months June 30, 2018 and 2017, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt.  Included in loss from extinguishment of debt, net of gains, of $10.3 million and $0.2 million for the six months ended June 30, 2018 and 2017 were unamortized deferred financing costs which were written off amounting to $105,000 and zero, respectively.

Deferred

Leasing Costs                                           Costs incurred in connection with successfully executed commercial and residential leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $935,000 and $946,000 for the three months ended June 30, 2018 and 2017,  respectively, and $1,628,000 and $1,988,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The deferred tax balance at June 30, 2018 is $10.1 million which has been fully reserved through a valuation allowance.  New tax reform legislation enacted in late 2017 reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date.  If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2018, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2013 forward.

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

Dividends and

Distributions

Payable                                                                           The dividends and distributions payable at June 30, 2018 represents dividends payable to common shareholders (90,288,634 shares) and distributions payable to noncontrolling interest unitholders of the Operating Partnership (10,208,785 common units and 1,850,811 LTIP units), for all such holders of record as of July 3, 2018 with respect to the second quarter 2018.  The second quarter 2018 common stock dividends and unit distributions of $0.20 per common share, common unit and LTIP unit were approved by the General Partner’s Board of Directors on June 13, 2018 and paid on July 13, 2018.

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

Stock

Compensation                                        The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $657,000 and $2,046,000 for the three months ended June 30, 2018 and 2017, respectively, and $3,189,000 and $3,099,000 for the six months ended June 30, 2018 and 2017, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”).  The guidance introduces a new model for estimating credit losses for certain types of financial instruments, including trade and lease receivables, loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments.  ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses.  ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

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

On June 15, 2018, the Company announced that the employment of Mitchell E. Rudin as Vice Chairman of the General Partner was terminated effective as of June 5, 2018.  In addition, the Company also restructured certain corporate and property management personnel during the three months ended June 30, 2018.   As a result of the executive management changes and other personnel changes, the Company incurred total net severance and related expenses in the quarter of $1.79 million, which was included in general and administrative expense (net of a reversal of $1.55 million of amortization of stock compensation expense due to the forfeiture of the unvested securities).

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer and Nicholas Hilton as executive vice president of leasing of the General Partner.  Mr. Smetana began to perform his duties as chief financial officer and Anthony Krug ceased to serve as chief financial officer immediately following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug remained an employee of the Company and provided transition services through March 31, 2018.  Mr. Hilton’s employment commenced on February 12, 2018 following the departure of Christopher DeLorenzo.  In addition, the Company also restructured certain corporate and property management personnel during the three months ended March 31, 2018.   As a result of the executive management changes and other personnel changes, the Company incurred total severance and related expenses in the quarter of $5.05 million, $4.5 million of which was included in general and administrative expense (of which $0.6 million pertained to stock compensation expense) and $539,000 of which was in operating services for the period.

As a result of the executive management changes as well as other personnel changes during the period, the Company incurred total severance and related expenses in the six month period ended June 30, 2018 of $6.85 million, $6.3 million of which was included in general and administrative expense (including $0.6 million of stock compensation expense due to accelerated vesting and a net reversal of $1.55 million of amortization of stock compensation expense due to the forfeiture of unvested securities) and $539,000 of which was included in operating services for the period.

Properties Commencing Initial Operations

The following property commenced initial operations during the six months ended June 30, 2018 (dollars in thousands):

					Total
In-Service				# of	Development
Date	Property	Location	Type	Apartment Units	Costs
03/01/18	145 Front at City Square	Worcester, MA	Multi-Family	365	$98,669	(a)
04/01/18	Signature Place at Morris Plains	Morris Plains, NJ	Multi-Family	197	58,210	(b)
05/01/18	Portside 5/6	East Boston, MA	Multi-Family	296	115,241	(c)
Totals				858	$272,120

(a)         Development costs as of June 30, 2018 included approximately $4.4 million in land costs.  As of June 30, 2018, the Company anticipates additional costs of approximately $0.4 million, which will be primarily funded from a construction loan.

(b)         Development costs as of June 30, 2018 included approximately $0.9 million in land costs.  As of June 30, 2018, the Company anticipates additional costs of approximately $0.1 million, which will be primarily funded from a construction loan.

(c)          As of June 30, 2018, the Company anticipates additional costs of approximately $1.9 million, which will be primarily funded from a construction loan.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office properties during the six months ended June 30, 2018 (dollars in thousands):

								Realized
								Gains
				Rentable	Net		Net	(losses)/
Disposition			# of	Square	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Losses, net
02/15/18	35 Waterview Boulevard (a)	Parsippany, New Jersey	1	172,498	$25,994		$25,739	$255
03/05/18	Hamilton portfolio (b)	Hamilton, New Jersey	6	239,262	17,546		17,501	45
03/07/18	Wall portfolio first closing	Wall, New Jersey	5	179,601	14,053		10,526	3,527
03/22/18	700 Horizon Drive	Hamilton, New Jersey	1	120,000	33,020		16,053	16,967
03/23/18	Wall portfolio second closing	Wall, New Jersey	3	217,822	30,209		12,961	17,248
03/28/18	75 Livingston Avenue	Roseland, New Jersey	1	94,221	7,983		5,609	2,374
03/28/18	20 Waterview Boulevard (c)	Parsippany, New Jersey	1	225,550	12,475		11,795	680
03/30/18	Westchester Financial Center (d)	White Plains, New York	2	489,000	81,769		64,679	17,090
06/27/18	65 Jackson Drive	Cranford, New Jersey	—	—	1,510	(e)	—	1,510
Sub-total			20	1,737,954	224,559		164,863	59,696

Unrealized losses on rental property held for sale								(500)

Totals			20	1,737,954	$224,559		$164,863	$59,196

(a) The Company recorded a valuation allowance of $0.7 million on this property during the year ended December 31, 2017.

(b) The Company recorded a valuation allowance of $0.6 million on these properties during the year ended December 31, 2017. The disposition additionally included two land properties.

(c) The Company recorded a valuation allowance of $11 million on this property during the year ended December 31, 2017. Prior to closing, the Company provided short term financing through a note receivable to an affiliate of the buyers of $2.8 million. The note was paid off in the second quarter of 2018.

(d) Prior to closing, the Company provided financing through a note receivable to an affiliate of the buyers of $4.0 million, which is a noncash component of the net sales proceeds. See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(e) Represents the receipt by the Company in the second quarter 2018 of variable contingent sales consideration, net of costs, of $1.5 million subsequent to disposition of the property, which was sold in January 2017.

Rental Property Held for Sale, Net

The Company identified as held for sale five office properties totaling approximately 629,000 square feet as of June 30, 2018.  The properties are located in Paramus, Hamilton and Rochelle Park, New Jersey and White Plains, New York.  The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $70.5 million.   The Company determined that

the carrying value of one of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $0.5 million during the three and six months ended June 30, 2018.

The following table summarizes the rental property held for sale, net, as of June 30, 2018: (dollars in thousands)

June 30,
2018
Land	$13,472
Buildings and improvements	87,969
Less: Accumulated depreciation	(44,522)
Less: Unrealized losses on properties held for sale	(500)
Rental property held for sale, net	$56,419

Other assets and liabilities related to the rental properties held for sale, as of June 30, 2018, include $3.4 million in Deferred charges, and other assets, $1.1 million in Unbilled rents receivable and $2.1 million in Accounts payable, accrued expenses and other liabilities.  Approximately $4.1 million of these assets and $1.1 million of these liabilities are expected to be removed with the completion of the sales.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2018, the Company had an aggregate investment of approximately $247.6 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of June 30, 2018, the unconsolidated joint ventures owned: four office properties aggregating approximately 0.5 million square feet, nine multi-family properties totaling 3,334 apartments, two retail properties aggregating approximately 81,700 square feet, a 351-room hotel, a development project for up to approximately 360 apartments; and interests and/or rights to developable land parcels able to accommodate up to 3,738 apartments.  The Company’s unconsolidated interests range from 12.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of June 30, 2018, such debt had a total facility amount of $318 million of which the Company agreed to guarantee up to $36 million.  As of June 30, 2018, the outstanding balance of such debt totaled $204.8 million of which $24.6 million was guaranteed by the Company.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.6 million and $0.7 million for such services in the three months ended June 30, 2018 and 2017, respectively.  The Company had $0.6 million and $0.7 million in accounts receivable due from its unconsolidated joint ventures as of June 30, 2018 and December 31, 2017, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of June 30, 2018 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $127.7 million as of June 30, 2018.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $163.5 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $35.8 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of June 30, 2018 and December 31, 2017: (dollars in thousands)

						Property Debt
	Number of		Company’s Effective Ownership % (a)	Carrying Value		As of June 30, 2018
	Apartment Units			June 30, 2018	December 31, 2017	Balance	Maturity Date	Interest Rate
Entity / Property Name	or Rentable Square Feet (sf)
Multi-family
Marbella	412	units	24.27%	$14,141	$14,544	$95,000	05/01/19	L+1.50%
Metropolitan at 40 Park (b) (c)	189	units	12.50%	6,603	6,834	55,638	(d)	(d)
RiverTrace at Port Imperial	316	units	22.50%	8,481	8,864	82,000	11/10/26	3.21%
Crystal House (e)	825	units	25.00%	29,498	30,570	164,464	04/01/20	3.17%
PI North - Riverwalk C	360	units	40.00%	20,035	16,844	—	12/06/21	L+2.75%(f)
Marbella II	311	units	24.27%	15,974	16,471	74,690	03/30/19	L+2.25%(g)
Riverpark at Harrison	141	units	45.00%	1,392	1,604	30,000	08/01/25	3.70%
Station House	378	units	50.00%	38,906	40,124	99,296	07/01/33	4.82%
Urby at Harborside	762	units	85.00%	89,988	94,429	191,732	08/01/29	5.197%(h)
PI North -Land (i)	836	potential units	20.00%	1,678	1,678	—	—	—
Liberty Landing	850	potential units	50.00%	337	337	—	—	—
Hillsborough 206	160,000	sf	50.00%	1,962	1,962	—	—	—

Office
Red Bank	92,878	sf	50.00%	4,473	4,602	13,626	08/15/18	L+3.00%(j)
12 Vreeland Road	139,750	sf	50.00%	6,771	6,734	8,705	07/01/23	2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,389	3,369	4,439	11/01/23	4.76%

Other
Riverwalk Retail	30,745	sf	20.00%	1,580	1,625	—	—	—
Hyatt Regency Jersey City	351	rooms	50.00%	476	440	100,000	10/01/26	3.668%
Other (k)				1,923	1,595	—	—	—
Totals:				$247,607	$252,626	$919,590

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

(c)                   Through the joint venture, the Company also owns a 12.5 percent interest in a 50,973 square feet retail building (“Shops at 40 Park”) and a 25 percent interest in a 59-unit, five story multi-family rental property (“Lofts at 40 Park”).

(d)                  Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $36,430, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,103, bears interest at 3.63 percent, matures in August 2018.  On February 3, 2017, the venture obtained a construction loan with a maximum borrowing amount of $13,950 for the Lofts at 40 Park with a balance of $13,105, which bears interest at LIBOR plus 250 basis points and matures in February 2020.

(e)                   Included in this is the Company’s unconsolidated 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.

(f)                    The venture has a construction loan with a maximum borrowing amount of $112,000.

(g)                   The construction loan which had a maximum borrowing amount of $75,000 was amended on 3/30/18 and, subject to certain conditions, provided for four 3-month extension options with a fee of 6.25 basis points for each extension.

(h)                  The construction/permanent loan has a maximum borrowing amount of $192,000.  The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  The development project was placed in service in second quarter 2017.

(i)                    The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.

(j)                    The venture plans to refinance its mortgage loan at maturity.

(k)                  The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company’s operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the six months ended June 30, 2018 and 2017: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Entity / Property Name	2018	2017	2018	2017
Multi-family
Marbella	$93	$100	$184	$209
Metropolitan at 40 Park	(156)	(68)	(231)	(153)
RiverTrace at Port Imperial	45	42	89	91
Crystal House	(263)	(289)	(425)	(581)
PI North - Riverwalk C	(37)	(283)	(37)	(414)
Marbella II	8	34	30	61
Riverpark at Harrison	(85)	(66)	(148)	(77)
Station House	(484)	(449)	(912)	(825)
Urby at Harborside	(574)	(2,976)	1,147 (b)	(3,121)
Liberty Landing	—	—	—	(15)
Hillsborough 206	—	—	15	(25)
Office
Red Bank	(55)	109	(128)	216
12 Vreeland Road	(21)	54	38	131
Offices at Crystal Lake	(6)	39	20	45
Other
Riverwalk Retail	(20)	(26)	(45)	(37)
Hyatt Regency Jersey City	1,226	750	1,536	1,337
Other	277	(269)	387	(191)
Company’s equity in earnings (loss) of unconsolidated joint ventures (a)	$(52)	$(3,298)	$1,520	$(3,349)

(a)     Amounts are net of amortization of basis differences of $289 and $289 for the three months ended June 30, 2018 and 2017, respectively and $579 and $548 for the six months ended June 30, 2018 and 2017, respectively.

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

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	June 30,	December 31,
(dollars in thousands)	2018	2017
Deferred leasing costs	$154,093	$199,515
Deferred financing costs - unsecured revolving credit facility (a)	4,945	4,945
	159,038	204,460
Accumulated amortization	(63,837)	(98,956)
Deferred charges, net	95,201	105,504
Notes receivable (b)	51,898	50,167
In-place lease values, related intangibles and other assets, net	93,818	102,757
Goodwill (c)	2,945	2,945
Prepaid expenses and other assets, net (d)	66,256	80,947

Total deferred charges, goodwill and other assets, net	$310,118	$342,320

(a)   Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(b)   Includes as of June 30, 2018: a mortgage receivable with a balance of $44.0 million (acquired in August 2017) which bears interest at 5.85 percent and matures in July 2019 with a three-month extension option; a note receivable for $4.0 million (provided to an affiliate of the buyers in connection with a property sale in March 2018) which bears interest at 3.0 percent and matures in April 2028; and an interest-free note receivable with a net present value of $2.4 million which matures in April 2023.  The Company believes these balances are fully collectible.

(c)   All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(d)   The balance as of June 30, 2018 reflects the receipt by the Company of $26.9 million of proceeds from 2017 property sales held by a qualified intermediary as of December 31, 2017.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of June 30, 2018, the Company had outstanding interest rate swaps with a combined notional value of $675 million that were designated as cash flow hedges of interest rate risk.  During the six months ending June 30, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company recorded ineffectiveness gain (loss) of $(100,000) and $11,000 during the three months ended June 30, 2018 and 2017, respectively, and $(174,000) and $(32,000) during the six months ended June 30, 2018 and 2017, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $5.7 million will be reclassified as a decrease to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2018 and December 31, 2017.  (dollars in thousands)

	Fair Value
Asset Derivatives designated	June 30,	December 31,
as hedging instruments	2018	2017	Balance sheet location
Interest rate swaps	$14,820	$8,060	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Statement of Operations for the three and six months ending June 30, 2018 and 2017.  (dollars in thousands)

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

Amount of Gain or
(Loss) Recognized in
Income on Derivative
(Ineffective Portion,
Reclassification for
Forecasted Transactions
No Longer Probable of
Occurring and Amount
Excluded from
Effectiveness Testing)

	2018	2017		2018	2017		2018	2017
Three months ended June 30,

Interest rate swaps	$2,428	$(2,129)	Interest expense	$640	$(776)	Interest and other investment income (loss)	$(100)	$11

Six months ended June 30,

Interest rate swaps	$7,654	$(1,494)	Interest expense	$720	$(1,368)	Interest and other investment income (loss)	$(174)	$(32)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of June 30, 2018, the Company did not have derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements.  As of June 30, 2018, the Company has not posted any collateral related to these agreements.

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

	June 30,	December 31,
	2018	2017
Security deposits	$9,743	$9,446
Escrow and other reserve funds	12,378	30,346

Total restricted cash	$22,121	$39,792

7.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2018 and December 31, 2017 is as follows:  (dollars in thousands)

	June 30,	December 31,	Effective
	2018	2017	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(3,171)	(3,505)
Unamortized deferred financing costs	(2,099)	(2,350)

Total senior unsecured notes, net	$569,730	$569,145

(1)   Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.  The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of June 30, 2018.

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility and term loans as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company’s unsecured credit facility and term loans totaled $856.2 million and $822.3 million, respectively, comprised of: $183.0 million of outstanding borrowings under its unsecured revolving credit facility, $349.5 million from the 2016 Term Loan (net of unamortized deferred financing costs of $0.5 million) and $323.7 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.3 million) as of June 30, 2018; and $150 million of outstanding borrowings under its unsecured revolving credit facility and $349.0 million from the 2016 Term Loan (net of unamortized deferred financing costs of $1.0 million) and $323.3 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.7 million) as of December 31, 2017.

9.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of June 30, 2018, 14 of the Company’s properties, with a total carrying value of approximately $1.7 billion, and two of the Company’s land and development projects, with a total carrying value of approximately $249 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  The Company was in compliance with its debt covenants under its mortgages and loans payable as of June 30, 2018.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2018 and December 31, 2017 is as follows: (dollars in thousands)

		Effective	June 30,	December 31,
Property/Project Name	Lender	Rate (a)	2018	2017	Maturity
Harborside Plaza 5 (b)	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.84%	$—	$209,257	—
23 Main Street (c)	Berkadia CMBS	5.59%	—	27,090	—
One River Center (d)	Guardian Life Insurance Co.	7.31%	—	40,485	—
Park Square	Wells Fargo Bank N.A.	LIBOR+1.87%	25,867	26,567	04/10/19
250 Johnson (e)	M&T Bank	LIBOR+2.35%	39,918	32,491	05/20/19
Portside 5/6 (f)	Citizens Bank	LIBOR+2.50%	67,088	45,778	09/29/19
Port Imperial 4/5 Hotel (g)	Fifth Third Bank & Santander	LIBOR+4.50%	65,598	43,674	10/06/19
Port Imperial South 11 (h)	JPMorgan Chase	LIBOR+2.35%	60,107	46,113	11/24/19
Worcester (i)	Citizens Bank	LIBOR+2.50%	52,913	37,821	12/10/19
Monaco (j)	The Northwestern Mutual Life Insurance Co.	3.15%	169,178	169,987	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	4,000	4,000	12/01/21
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Alterra I & II	Capital One/FreddieMac	3.85%	100,000	100,000	02/01/24
The Chase at Overlook Ridge	New York Community Bank	3.74%	135,750	135,750	01/01/25
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Short Hills Portfolio (k)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.85%	32,600	32,600	12/01/29

Principal balance outstanding			1,227,517	1,426,111
Unamortized deferred financing costs			(6,998)	(7,976)

Total mortgages, loans payable and other obligations, net			$1,220,519	$1,418,135

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

(j)                 This mortgage loan, which includes unamortized fair value adjustment of $4.2 million as of June 30, 2018, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers.

(k)              This mortgage loan was obtained by the Company in March 2017 to partially fund the acquisition of the Short Hills/Madison portfolio.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2018 and 2017 was $41,354,000 and $49,652,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2018 and 2017 was $14,296,000 and $9,173,000, respectively (which amounts included $348,000 and $1,009,000 for the six months ended June 30, 2018 and 2017, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of June 30, 2018, the Company’s total indebtedness of $2,660,517,000 (weighted average interest rate of 3.79 percent) was comprised of $494,490,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.33 percent) and fixed rate debt and other obligations of $2,166,027,000 (weighted average rate of 3.66 percent).

As of December 31, 2017, the Company’s total indebtedness of $2,826,110,000 (weighted average interest rate of 3.93 percent) was comprised of $382,443,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.63 percent) and fixed rate debt and other obligations of $2,443,667,000 (weighted average rate of 3.98 percent).

10.  EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2018 and 2017 was $225,000 and $233,000, respectively, and $498,000 and $575,000 for the six months ended June 30, 2018 and 2017, respectively.

11.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2018 and December 31, 2017.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2018 and December 31, 2017.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,555,280,000 and $2,764,033,000 as compared to the book value of approximately $2,646,437,000 and $2,809,568,000 as of June 30, 2018 and December 31, 2017, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

Valuations of rental property identified as held for sale are based on the sale price, net of estimated selling costs, of such property, based on signed sale agreements.

The Company identified as held for sale five office properties as of June 30, 2018 with an aggregate carrying value for the rental property of $56.4 million.  The total estimated sales proceeds, net of expected selling costs, from the sales were expected to be approximately $70.5 million. The Company determined that the carrying value of one of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $0.5 million during the three and six months ended June 30, 2018.

The Company identified as held for sale 21 office properties as of December 31, 2017 with an aggregate carrying value of $171.6 million.  The Company determined that the carrying value of seven of these properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $12.3 million during the year ended December 31, 2017.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

12.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $270,000 and $349,000 for the three months ended June 30, 2018 and 2017, respectively, and $540,000 and $698,000 for the six months ended June 30, 2018 and 2017, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $1.1 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which is anticipated to be in the fourth quarter 2018.  The annual PILOT is equal to two percent of Total Project Costs, as defined.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which is anticipated to be in the third quarter 2018.  The annual PILOT is equal to 10 percent of Gross Revenues, as defined.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022.  The PILOT payment equaled $1,227,708 annually through April 2017 and then increased to $1,406,064 annually until expiration.  The PILOT totaled $352,000 and $307,000 for the three months ended June 30, 2018 and 2017, respectively, and $703,000 and $614,000 for the six months ended June 30, 2018 and 2017, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years.  The annual PILOT is equal to 10 percent of gross revenues, as defined.  The PILOT totaled $616,000 and $548,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,230,000 and $548,000 for the six months ended June 30, 2018 and 2017, respectively.

The Port Imperial South Parcel 8/9 development project agreement with the City of Weehawken is for a term of 25 years following substantial completion, which is anticipated to be in the fourth quarter 2020.  The annual PILOT is equal to 11 percent of gross revenue for Years 1-10, 12.5 percent for Years 11-18 and 14 percent for Years 19-25, as defined.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2018, are as follows: (dollars in thousands)

Year	Amount
July 1 through December 31, 2018	$1,848
2019	2,471
2020	2,487
2021	2,487
2022	2,487
2023 through 2084	212,534

Total	$224,314

Ground lease expense incurred by the Company amounted to $550,000 and $599,000 during the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.

CONSTRUCTION PROJECTS

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is expected to be ready for occupancy by fourth quarter 2018.  The construction of the project is estimated to cost $142.5 million, with development costs of $126.4 million incurred by the venture through June 30, 2018.  The venture, which has a $94 million construction loan (with $65.6 million outstanding as of June 30, 2018), is expected to fund the remaining costs to complete the project.

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, known as Port Imperial South 11, which is expected to be ready for occupancy by third quarter 2018, is estimated to cost $122 million (of which development costs of $104.9 million have been incurred through June 30, 2018).  The project costs are expected to be funded from a $78 million construction loan (with $60.1 million outstanding as of June 30, 2018).  The Company expects to fund $44 million for the development of the project, of which the Company has funded $41.6 million as of June 30, 2018.

CHANGES IN EXECUTIVE OFFICERS

On June 14, 2018, the General Partner entered into a separation and general release agreement with Mitchell E. Rudin, pursuant to which Mr. Rudin’s employment with the Company as its Vice Chairman was terminated effective as of June 5, 2018. The Company’s total estimated costs in connection with the departure of Mr. Rudin of approximately $1.2 million (net of a reversal of $1.6 million of amortization of stock compensation expense due to the forfeiture of the unvested securities) during the three months ended June 30, 2018 was included in general and administrative expense (approximately $2.7 million was included in accounts payable, accrued expenses and other liabilities as of June 30, 2018).

Under the terms of the Rudin separation agreement, Mr. Rudin is entitled to receive the following separation payments:

•                  Accrued but unpaid base salary through June 5, 2018;

•                  A lump sum cash payment of $2,558,082;

•                  Payment of unreimbursed expenses incurred by Mr. Rudin prior to termination, in the amount of $50,000 in the aggregate; and

•                  COBRA payments for up to 18 months after termination, in an amount equal to approximately $34,047.

•                  The Rudin separation agreement reflects that certain equity awards previously issued to Mr. Rudin, including time-vesting options, restricted stock units and performance share units, vested in full as of June 5, 2018 in accordance with their terms. Pursuant to the Rudin separation agreement, other than the equity awards that were fully vested as of June 5, 2018, as set forth in the Rudin separation agreement, all other equity awards granted to Mr. Rudin, including 32,311 LTIP Units subject to time-based vesting and 175,127 LTIP Units subject to performance-based vesting, expired and were immediately forfeited and canceled, effective as of June 5, 2018.

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer and Nicholas Hilton as executive vice president of leasing of the General Partner. Mr. Smetana began to perform his duties as chief financial officer and Anthony Krug ceased to serve as chief financial officer immediately following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug remained an employee of the General Partner and provided transition services through March 31, 2018.  Mr. Hilton’s employment commenced on February 12, 2018 following the departure of Christopher DeLorenzo.  In connection with these management changes, the General Partner entered into a separation agreement and release with each of Messrs. Krug and DeLorenzo.  The Company’s total estimated costs in connection with the departure of Messrs. Krug and DeLorenzo of approximately $2.7 million during the three months ended March 31, 2018 was included in general and administrative expense (approximately $0.1 million was included in accounts payable, accrued expenses and other liabilities as of June 30, 2018).

Under the terms of the Krug separation agreement, Mr. Krug is entitled to receive the following severance benefits:

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

Under the terms of the DeLorenzo separation agreement, Mr. DeLorenzo is entitled to receive the following severance benefits:

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

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of June 30, 2018, 77 of the Company’s properties, primarily a portfolio of flex properties in Westchester County, New York with an aggregate carrying value of approximately $940 million, are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at June 30, 2018 are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2018	$174,757
2019	314,369
2020	290,653
2021	265,451
2022	236,924
2023 and thereafter	971,472

Total	$2,253,626

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

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units and the parties agreed that the Company’s contributed equity value, (“RRT Contributed Equity Value”), was $1.23 billion at closing.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.  During the six months ended June 30, 2018, a total additional amount of $65 million of Rockpoint Units were issued and sold to Rockpoint pursuant to the Investment Agreement.

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

Based on Rockpoint’s $215 million invested capital and RRT’s Initial Capital Contribution, at June 30, 2018 this pro rata distribution would be approximately 14.9% to Rockpoint and 85.1% to RRT.

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

Beginning March 1, 2022, except in certain limited circumstances as defined in the agreement, either RRT or Rockpoint may cause RRT to redeem (a “Put/Call Event”) all, but not less than all, of Rockpoint’s interest in the Rockpoint Units based on a net asset value of RRLP to be determined by a third party valuation and generally based on the capital event waterfall described above.  On a Put/Call Event, other than the sale of RRLP, Rockpoint can either demand payment in cash or may elect to convert all, but not less than all, of its investment to common equity in RRLP.  As such, the Rockpoint Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Rockpoint Units are classified in mezzanine equity measured based on the estimated future redemption value as of June 30, 2018. The Company determines the redemption value of these interests by hypothetically liquidating the estimated Net Asset Value (NAV) of the Roseland portfolio through the applicable waterfall provisions of the RRLP partnership agreement. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets and liabilities of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows.  For operating properties the direct capitalization method is used by applying a capitalization rate  to the projected net operating income. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.  The estimated future redemption value of Rockpoint Units is approximately $292 million as of June 30, 2018.

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

The following table sets forth the changes in Redeemable noncontrolling interests for the six months ended June 30, 2018 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2018	$52,324	$159,884	$212,208
Redeemable Noncontrolling Interests Issued	—	65,000	65,000
Net	52,324	224,884	277,208
Income Attributed to Noncontrolling Interests	910	4,878	5,788
Distributions	(910)	(4,878)	(5,788)
Redemption Value Adjustment	—	7,007	7,007
Redeemable noncontrolling interests as of June 30, 2018	$52,324	$231,891	$284,215

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

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”).  The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of June 30, 2018, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

On June 5, 2015, in connection with employment agreements entered into with each of Messrs. Rudin and DeMarco (together, the “Executive Employment Agreements”), the Company granted options to purchase a total of 800,000 shares of the General Partner’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the General Partner’s common stock on the grant date of $17.31 per share, with 400,000 of such options vesting in three equal annual installments commencing on the first anniversary of the grant date (“Time Vesting Options”) and fully vesting on June 5, 2018, and 400,000 of such options vesting if the General Partner’s common stock trades at or above $25.00 per share for 30 consecutive trading days while the executive is employed (“Price Vesting Options”), or on or before June 30, 2019, subject to certain conditions.  The Price Vesting Options vested on July 5, 2016 on account of the price vesting condition being achieved.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2018	800,000	$17.31	$3,400
Granted, Lapsed or Cancelled	—	—
Outstanding at June 30, 2018 ($17.31)	800,000	$17.31	$2,376
Options exercisable at June 30, 2018	800,000
Available for grant at June 30, 2018	1,488,356

There were no stock options exercised under any stock option plans for the six months ended June 30, 2018 and 2017, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.  As of June 30, 2018 and December 31, 2017, the stock options outstanding had a weighted average remaining contractual life of approximately 6.9 and 7.4 years, respectively.

The Company recognized stock options expense of $77,000 and $116,000 for the three months ended June 30, 2018 and 2017, respectively, and $193,000 and $232,000 for the six months ended June 30, 2018 and 2017, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven-year vesting period, of which 71,161 unvested shares were legally outstanding at June 30, 2018.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

On June 5, 2015, in connection with the Executive Employment Agreements, the Company granted a total of 37,550.54 Restricted Stock Awards, which were valued in accordance with ASC 718 — Stock Compensation, at their fair value.  These awards vested equally over a three-year period on each annual anniversary date of the grant date.

All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant — Date
	Shares	Fair Value
Outstanding at January 1, 2018	108,318	$25.49
Granted	40,185	20.16
Vested	(72,502)	25.33
Cancelled	(4,840)	25.83
Outstanding at June 30, 2018	71,161	$22.63

As of June 30, 2018, the Company had $1.1 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of one year.

PERFORMANCE SHARE UNITS

On June 5, 2015, in connection with the Executive Employment Agreements, the Company granted a total of 112,651.64 performance share units (“PSUs”) which was to vest from 0 to 150 percent of the number of PSUs granted based on the Company’s total shareholder return relative to a peer group of equity office REITs over a three-year performance period starting from the grant date, each PSU evidencing the right to receive a share of the General Partner’s common stock upon vesting.  The PSUs were also entitled to the payment of dividend equivalents in respect of vested PSUs in the form of additional PSUs.  The PSUs were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value on the grant date, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.  The PSUs vested at 100 percent on June 5, 2018 based on the calculation of the achievement of the Company’s total shareholder return, for which shares of the General Partner’s common stock were issued under the 2013 Plan.

As of June 30, 2018, the Company had no unrecognized compensation cost as there are no unvested PSUs outstanding under the Company’s stock compensation plans.

LONG-TERM INCENTIVE PLAN AWARDS

On March 8, 2016, the Company granted Long-Term Incentive Plan (“LTIP”) awards to senior management of the Company, including the General Partner’s executive officers (the “2016 LTIP Awards”).  All of the 2016 LTIP Awards were in the form of units in the Operating Partnership (“LTIP Units”) and constitute awards under the 2013 Plan. For Messrs. Rudin, DeMarco and Tycher, approximately 25 percent of the target 2016 LTIP Award was in the form of a time-based award that vest after three years on March 8, 2019 (the “2016 TBV LTIP Units”), and the remaining approximately 75 percent of the target 2016 LTIP Award was in the form of a performance-based award under a new Outperformance Plan (the “2016 OPP”) adopted by the General Partner’s Board of Directors consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2016 PBV LTIP Units”).  For all other executive officers, approximately 40 percent of the target 2016 LTIP Award was in the form of 2016 TBV LTIP Units and the remaining approximately 60 percent of the target 2016 LTIP Award was in the form of 2016 PBV LTIP Units.

The 2016 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three-year performance period from March 8, 2016 through March 7, 2019.  Participants in the 2016 OPP will only earn the full awards if, over the three-year performance period, the Company achieves a 50 percent absolute total stockholder return (“TSR”) and if the Company is in the 75th percentile of performance versus the NAREIT Office Index.

On April 4, 2017, the Company granted LTIP awards to senior management of the Company, including the General Partner’s executive officers (the “2017 LTIP Awards”). All of the 2017 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan.  For Messrs. DeMarco, Tycher and Rudin, approximately twenty-five percent (25%) of the 2017 LTIP Award was in the form of a time-based award that vest after three years on April 4, 2020 (the “2017 TBV LTIP Units”), and the remaining approximately seventy-five percent (75%) of the 2017 LTIP Award was in the form of a performance-based award under the Company’s Outperformance Plan (the “2017 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2017 PBV LTIP Units”).  For all other executive officers, approximately forty percent (40%) of the 2017 LTIP Award was in the form of 2017 TBV LTIP Units and the remaining approximately sixty percent (60%) of the 2017 LTIP Award was in the form of 2017 PBV LTIP Units.

The 2017 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three-year performance period from April 4, 2017 through April 3, 2020. Participants in the 2017 OPP will only earn the full awards if, over the three-year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company is in the 75th percentile of performance as compared to the NAREIT office index.

On April 20, 2018, the Company granted LTIP awards to senior management of the Company, including the General Partner’s executive officers (the “2018 LTIP Awards”).  All of the 2018 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013

Plan.  For Messrs.  DeMarco and Tycher, approximately twenty-five percent (25%) of the grant date fair value of the 2018 LTIP Award was in the form of a time-based award that vest after three years on April 20, 2021 (the “2018 TBV LTIP Units”), and the remaining approximately seventy-five percent (75%) of the grant date fair value of the 2018 LTIP Award was in the form of a performance-based award under the Company’s Outperformance Plan (the “2018 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2018 PBV LTIP Units”).  For all other executive officers, approximately fifty percent (50%) of the grant date fair value of the 2018 LTIP Award was in the form of 2018 TBV LTIP Units and the remaining approximately fifty percent (50%) of the grant date fair value of the 2018 LTIP Award was in the form of 2018 PBV LTIP Units.

The 2018 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three-year performance period from April 20, 2018 through April 19, 2021.  Participants in the 2018 OPP will only earn the full awards if, over the three-year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company’s TSR is in the 75th percentile of performance as compared to the office REITs in the NAREIT index.

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

As a result of certain executive management and other personnel changes during the six months ended June 30, 2018, the former employees forfeited and cancelled 158,361 2016 LTIP Awards and 85,729 2017 LTIP Awards, and the Company accelerated the vesting of 22,215 2016 LTIP Awards and 32,849 2017 LTIP Awards.  As of June 30, 2018, a total of 365,149 2016 PBV LTIP Units, 129,044 2016 TBV LTIP Units, 406,821 2017 PBV LTIP Units, 85,773 2017 TBV LTIP Units, 651,928 2018 PBV LTIP Units and 212,096 2018 TBV LTIP Units, net of LTIP Units forfeited and cancelled resulting from executive management and other personnel changes, were outstanding. The LTIP Units were valued in accordance with ASC 718 — Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of June 30, 2018, the Company had $15.3 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

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

During the six months ended June 30, 2018 and 2017, 13,587 and 8,821 deferred stock units were earned, respectively.  As of June 30, 2018 and December 31, 2017, there were 223,884 and 210,738 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three and six months ended June 30, 2018 and 2017 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

Mack-Cali Realty Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPS	2018	2017	2018	2017
Net income (loss)	$1,501	$(39,125)	$52,189	$(16,396)
Add (deduct): Noncontrolling interest in consolidated joint ventures	95	181	125	418
Add (deduct): Noncontrolling interest in Operating Partnership	142	4,296	(4,741)	2,001
Add (deduct): Redeemable noncontrolling interest	(2,989)	(2,682)	(5,788)	(3,474)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(3,379)	(2,551)	(6,133)	(12,411)
Net income (loss) available to common shareholders for basic earnings per share	$(4,630)	$(39,881)	$35,652	$(29,862)

Weighted average common shares	90,330	90,011	90,297	89,983

Basic EPS:
Net income (loss) available to common shareholders	$(0.05)	$(0.44)	$0.39	$(0.33)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPS	2018	2017	2018	2017
Net income (loss) available to common shareholders for basic earnings per share	$(4,630)	$(39,881)	$35,652	$(29,862)
Add (deduct): Noncontrolling interest in Operating Partnership	(142)	(4,296)	4,741	(2,001)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(384)	(294)	(697)	(1,432)
Net income (loss) available for diluted earnings per share	$(5,156)	$(44,471)	$39,696	$(33,295)

Weighted average common shares	100,598	100,370	100,607	100,354

Diluted EPS:
Net income (loss) available to common shareholders	$(0.05)	$(0.44)	$0.39	$(0.33)

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic EPS shares	90,330	90,011	90,297	89,983
Add: Operating Partnership — common and vested LTIP Units	10,268	10,359	10,255	10,371
Stock Options	—	—	55	—
Diluted EPS Shares	100,598	100,370	100,607	100,354

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 because the criteria had not been met for the periods.  Shares issuable under all outstanding stock options were excluded from the denominator in the three months ended June 30, 2018 and in the three and six months ended June 30, 2017 as such securities were anti-dilutive during the periods.  Also not included in the computations of diluted EPS were the unvested LTIP Units and contingently issuable shares under Restricted Stock Awards as such securities were anti-dilutive during all periods presented.  Unvested LTIP Units outstanding as of June 30, 2018 and June 30, 2017 were 1,795,747 and 1,230,877 LTIP Units, respectively.  Unvested restricted stock outstanding as of June 30, 2018 and 2017 were 71,161 and 96,769 shares, respectively.

Dividends declared per common share for the three-month periods ended June 30, 2018 and 2017 was $0.20 and $0.20 per share, respectively.  Dividends declared per common share for the six-month periods ended June 30, 2018 and 2017 was $0.40 and $0.35 per share, respectively.

Mack-Cali Realty, L.P.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPU	2018	2017	2018	2017
Net income (loss)	$1,501	$(39,125)	$52,189	$(16,396)
Add (deduct): Noncontrolling interest in consolidated joint ventures	95	181	125	418
Add (deduct): Redeemable noncontrolling interest	(2,989)	(2,682)	(5,788)	(3,474)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(3,763)	(2,845)	(6,830)	(13,843)
Net income (loss) available to common unitholders for basic earnings per unit	$(5,156)	$(44,471)	$39,696	$(33,295)

Weighted average common units	100,598	100,370	100,552	100,354

Basic EPU:
Net income (loss) available to common unitholders	$(0.05)	$(0.44)	$0.39	$(0.33)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPU	2018	2017	2018	2017
Net income (loss) available to common unitholders for diluted earnings per unit	$(5,156)	$(44,471)	$39,696	$(33,295)

Weighted average common unit	100,598	100,370	100,607	100,354

Diluted EPU:
Net income (loss) available to common unitholders	$(0.05)	$(0.44)	$0.39	$(0.33)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic EPU units	100,598	100,370	100,552	100,354
Add: Stock Options	—	—	55	—
Diluted EPU Units	100,598	100,370	100,607	100,354

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 because the criteria had not been met for the periods.  Shares issuable under all outstanding stock options were excluded from the denominator in the three months ended June 30, 2018 and in the three and six months ended June 30, 2017 as such securities were anti-dilutive during the periods.  Also not included in the computations of diluted EPU were the unvested LTIP Units and contingently issuable shares under Restricted Stock Awards as such securities were anti-dilutive during all periods presented.  Unvested LTIP Units outstanding as of June 30, 2018 and June 30, 2017 were 1,795,747 and 1,230,877 LTIP Units, respectively.  Unvested restricted stock outstanding as of June 30, 2018 and 2017 were 71,161 and 96,769 shares, respectively.

Distributions declared per common unit for the three-month periods ended June 30, 2018 and 2017 was $0.20 and $0.20 per unit, respectively. Distributions declared per common unit for the six-month periods ended June 30, 2018 and 2017 was $0.40 and $0.35 per unit, respectively.

16.   NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) common units and LTIP units in the Operating Partnership, held by parties other than the General Partner (“Limited Partners”), and (ii) interests in consolidated joint ventures for the portion of such ventures not owned by the Company.

The following table reflects the activity of noncontrolling interests for the six months ended June 30, 2018 and 2017, respectively (dollars in thousands):

	Six Months Ended
	June 30,
	2018	2017
Balance at January 1	$192,428	$199,516
Net income	10,404	1,055
Issuance of limited partner common units	—	2,793
Unit distributions	(4,396)	(3,961)
Redeemable noncontrolling interest	(6,485)	(4,906)
Decrease in noncontrolling interests in consolidated joint ventures	51	(1,081)
Redemption of common units for common stock	(3,741)	(2,531)
Stock compensation	2,238	1,973
Cancellation of restricted shares	(289)	—
Other comprehensive income (loss)	706	(13)
Rebalancing of ownership percentage between parent and subsidiaries	(847)	(2,888)
Balance at June 30	$190,069	$189,957

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2018, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.8 million as of June 30, 2018.

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP Units in the Operating Partnership for the six months ended June 30, 2018:

	Common	LTIP
	Units	Units
Balance at January 1, 2018	10,438,855	1,230,877
Issuance of units	—	864,024
Redemption of common units for shares of common stock	(227,776)	—
Cancellation of units	—	(244,090)

Balance at June 30, 2018	10,211,079	1,850,811

Noncontrolling Interest Ownership in Operating Partnership

As of June 30, 2018 and December 31, 2017, the noncontrolling interest common unitholders owned 10.2 percent and 10.4 percent of the Operating Partnership, respectively.

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

17.   SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company had no revenues from foreign countries recorded for the six months ended June 30, 2018 and 2017.  The Company had no long lived assets in foreign locations as of June 30, 2018 and December 31, 2017.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services).

Selected results of operations for the six months ended June 30, 2018 and 2017 and selected asset information as of June 30, 2018 and December 31, 2017 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
June 30, 2018	$101,792	$24,781	$16	$126,589
June 30, 2017	138,003	23,859	904	162,766
Six months ended:
June 30, 2018	216,978	48,640	(62)	265,556
June 30, 2017	269,869	41,207	1,577	312,653

Total operating and interest expenses (a):
Three months ended:
June 30, 2018	$43,116	$16,194	$25,323	$84,633
June 30, 2017	55,620	16,455	29,802	101,877
Six months ended:
June 30, 2018	97,097	32,291	51,696	181,084
June 30, 2017	113,670	31,042	54,471	199,183

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
June 30, 2018	$909	$(961)	$—	$(52)
June 30, 2017	(18)	(3,280)	—	(3,298)
Six months ended:
June 30, 2018	769	751	—	1,520
June 30, 2017	394	(3,743)	—	(3,349)

Net operating income (loss) (b):
Three months ended:
June 30, 2018	$59,585	$7,626	$(25,307)	$41,904
June 30, 2017	82,365	4,124	(28,898)	57,591
Six months ended:
June 30, 2018	120,650	17,100	51,758	85,992
June 30, 2017	156,593	6,422	(52,894)	110,121

Total assets:
June 30, 2018	$2,751,750	$2,036,479	$70,055	$4,858,284
December 31, 2017	2,915,646	1,937,708	104,531	4,957,885

Total long-lived assets (c):
June 30, 2018	$2,478,007	$1,733,979	$33,344	$4,245,330
December 31, 2017	2,613,815	1,645,410	31,901	4,291,126

Total investments in unconsolidated joint ventures:
June 30, 2018	$15,110	$232,199	$298	$247,607
December 31, 2017	15,143	237,321	162	252,626

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

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income (loss) available to common shareholders: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net operating income	$41,904	$57,591	$85,992	$110,121
Add (deduct):
Depreciation and amortization	(41,413)	(57,762)	(82,710)	(105,393)
Realized gains (losses) and unrealized losses on disposition of rental property, net	1,010	(38,954)	59,196	(33,448)
Gain on sale of investment in unconsolidated joint venture	—	—	—	12,563
Loss from extinguishment of debt, net	—	—	(10,289)	(239)
Net income (loss)	1,501	(39,125)	52,189	(16,396)
Noncontrolling interest in consolidated joint ventures	95	181	125	418
Noncontrolling interest in Operating Partnership	142	4,296	(4,741)	2,001
Redeemable noncontrolling interest	(2,989)	(2,682)	(5,788)	(3,474)
Net income (loss) available to common shareholders	$(1,251)	$(37,330)	$41,785	$(17,451)

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income (loss) available to common unitholders: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net operating income	$41,904	$57,591	$85,992	$110,121
Add (deduct):
Depreciation and amortization	(41,413)	(57,762)	(82,710)	(105,393)
Realized gains (losses) and unrealized losses on disposition of rental property, net	1,010	(38,954)	59,196	(33,448)
Gain on sale of investment in unconsolidated joint venture	—	—	—	12,563
Loss from extinguishment of debt, net	—	—	(10,289)	(239)
Net income (loss)	1,501	(39,125)	52,189	(16,396)
Noncontrolling interest in consolidated joint ventures	95	181	125	418
Redeemable noncontrolling interest	(2,989)	(2,682)	(5,788)	(3,474)
Net income (loss) available to common unitholders	$(1,393)	$(41,626)	$46,526	$(19,452)

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

As of June 30, 2018, the Company owns or has interests in 141 properties (collectively, the “Properties”), consisting of 59 office and 61 flex properties, totaling approximately 16.0 million square feet, leased to approximately 750 commercial tenants and 21 multi-family rental properties containing 6,082 apartments.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 3.4 million square feet of additional commercial space and 10,668 apartment units.

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

Of the Company’s core office markets, most have recently shown signs of rental rate improvement, while the lease percentage has declined or stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 14.6 million, 14.6 million and 17.6 million square feet at June 30, 2018, March 31, 2018 and June 30, 2017, respectively, was 83.2 percent leased at June 30, 2018 as compared to 85.2 percent leased at March 31, 2018 and 89.9 percent leased at June 30, 2017 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired at June 30, 2018, March 31, 2018 and June 30, 2017 aggregate 26,638, 123,882 and 256,367 square feet, respectively, or 0.2, 0.8 and 1.2 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended June 30, 2018 (on 198,630 square feet of renewals) increased an average of 15.3 percent compared to rates that were in effect under the prior leases, as compared to a 1.2 percent increase during the three months ended June 30, 2017 (on 526,924 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended June 30, 2018 averaged $1.97 per square foot per year for a weighted average lease term of 4.4 years, and estimated lease costs for the renewed leases during the three months ended June 30, 2017 averaged $1.35 per square foot per year for a weighted average lease term of 5.5 years. The Company believes that vacancy rates at its commercial properties will begin to bottom in the second half of 2018 as the majority of the known move-outs at its waterfront portfolio have already occurred, and commercial rental rates may increase in some of its markets in 2018 and possibly beyond.  As of June 30, 2018, commercial leases which comprise approximately 3.9 and 12.3 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2018 and 2019, respectively.  With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.

With the expirations of existing leases exceeding the amount of new leasing recently, the Company believes that the leased percentage in its portfolio will end the year at approximately its current levels.  Although the Company has recently achieved positive rental rate activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2018 and beyond and if the expirations continue to exceed new leasing, the Company will receive less revenue from the same space.

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

•                  results from operations for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, and

•                  liquidity and capital resources.

Recent Transactions

Properties Commencing Initial Operations

The following property commenced initial operations during the six months ended June 30, 2018 (dollars in thousands):

					Total
In-Service				# of	Development
Date	Property	Location	Type	Apartment Units	Costs
03/01/18	145 Front at City Square	Worcester, MA	Multi-Family	365	$98,669	(a)
04/01/18	Signature Place at Morris Plains	Morris Plains, NJ	Multi-Family	197	58,210	(b)
05/01/18	Portside 5/6	East Boston, MA	Multi-Family	296	115,241	(c)
Totals				858	$272,120

(a)         Development costs as of June 30, 2018 included approximately $4.4 million in land costs.  As of June 30, 2018, the Company anticipates additional costs of approximately $0.4 million, which will be primarily funded from a construction loan.

(b)         Development costs as of June 30, 2018 included approximately $0.9 million in land costs.  As of June 30, 2018, the Company anticipates additional costs of approximately $0.1 million, which will be primarily funded from a construction loan.

(c)          As of June 30, 2018, the Company anticipates additional costs of approximately $1.9 million, which will be primarily funded from a construction loan.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office properties during the six months ended June 30, 2018 (dollars in thousands):

								Realized
								Gains
				Rentable	Net		Net	(losses)/
Disposition			# of	Square	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Losses, net
02/15/18	35 Waterview Boulevard (a)	Parsippany, New Jersey	1	172,498	$25,994		$25,739	$255
03/05/18	Hamilton portfolio (b)	Hamilton, New Jersey	6	239,262	17,546		17,501	45
03/07/18	Wall portfolio first closing	Wall, New Jersey	5	179,601	14,053		10,526	3,527
03/22/18	700 Horizon Drive	Hamilton, New Jersey	1	120,000	33,020		16,053	16,967
03/23/18	Wall portfolio second closing	Wall, New Jersey	3	217,822	30,209		12,961	17,248
03/28/18	75 Livingston Avenue	Roseland, New Jersey	1	94,221	7,983		5,609	2,374
03/28/18	20 Waterview Boulevard (c)	Parsippany, New Jersey	1	225,550	12,475		11,795	680
03/30/18	Westchester Financial Center (d)	White Plains, New York	2	489,000	81,769		64,679	17,090
06/27/18	65 Jackson Drive	Cranford, New Jersey	—	—	1,510	(e)	—	1,510
Sub-total			20	1,737,954	224,559		164,863	59,696

Unrealized losses on rental property held for sale								(500)

Totals			20	1,737,954	$224,559		$164,863	$59,196

(a) The Company recorded a valuation allowance of $0.7 million on this property during the year ended December 31, 2017.

(b) The Company recorded a valuation allowance of $0.6 million on these properties during the year ended December 31, 2017. The disposition additionally included two land properties.

(c) The Company recorded a valuation allowance of $11 million on this property during the year ended December 31, 2017. Prior to closing, the Company provided short term financing through a note receivable to an affiliate of the buyers of $2.8 million. The note was paid off in the second quarter of 2018.

(d) Prior to closing, the Company provided financing through a note receivable to an affiliate of the buyers of $4.0 million, which is a noncash component of the net sales proceeds. See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(e) Represents the receipt by the Company in the second quarter 2018 of variable contingent sales consideration, net of costs, of $1.5 million subsequent to disposition of the property, which was sold in January 2017.

Rental Property Held for Sale, Net

The Company identified as held for sale five office properties totaling approximately 629,000 square feet as of June 30, 2018.  The properties are located in Paramus, Hamilton and Rochelle Park, New Jersey and White Plains, New York.  The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $70.5 million.  The Company determined that the carrying value of one of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $0.5 million during the three and six months ended June 30, 2018.

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units, inclusive of a $30 million deposit paid by Rockpoint to RRLP on signing the Investment Agreement.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.  During the six months ended June 30, 2018, a total of $65 million of Rockpoint Units were issued and sold to Rockpoint pursuant to the Investment Agreement.

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary.  As of June 30, 2018 and December 31, 2017, the Company’s consolidated RRLP entity had total assets of $2.0 billion and $1.9 billion, respectively, total mortgages & loan payable of $848.7 million and $769.7 million, respectively, and other liabilities of $69.9 million and $95.9 million, respectively.

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

In addition, RRT and RRLP shall be required to obtain Rockpoint's consent with respect to:

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

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies –  to the Financial Statements, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs were expensed as incurred through December 31, 2016.  The Company early adopted the recently issued FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the six months ended June 30, 2018 and 2017 was $14.3 million and $9.1 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

The Company considers a construction project as substantially completed and held available for occupancy upon the substantial completion of improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup).  If portions of a rental project are substantially completed and occupied by tenants or residents, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project.  The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy, primarily based on a percentage of the relative commercial square footage or multi-family units of each portion, and capitalizes only those costs associated with the portion under construction.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2018 (“2018”), as compared to the three and six months ended June 30, 2017 (“2017”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2017 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2016 (for the six-month period comparisons), excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2017 through June 30, 2018; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2017 through June 30, 2018 (fort the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2017 through June 30, 2018, and (iii) the effect of “Properties Sold”, which represent all properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2017 through June 30, 2018.  During 2018 and 2017, six office properties, aggregating 618,481 square feet, were removed from service as they were being redeveloped by the Company.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,
			Dollar	Percent
(dollars in thousands)	2018	2017	Change	Change
Revenue from rental operations and other:
Base rents	$103,584	$133,017	$(29,433)	(22.1)%
Escalations and recoveries from tenants	10,301	15,951	(5,650)	(35.4)
Parking income	5,757	5,052	705	14.0
Other income	2,873	2,979	(106)	(3.6)
Total revenues from rental operations	122,515	156,999	(34,484)	(22.0)

Property expenses:
Real estate taxes	17,966	21,217	(3,251)	(15.3)
Utilities	7,555	10,357	(2,802)	(27.1)
Operating services	22,939	27,092	(4,153)	(15.3)
Total property expenses	48,460	58,666	(10,206)	(17.4)

Non-property revenues:
Real estate services	4,074	5,767	(1,693)	(29.4)
Total non-property revenues	4,074	5,767	(1,693)	(29.4)

Non-property expenses:
Real estate services expenses	4,360	5,899	(1,539)	(26.1)
General and administrative	13,455	12,491	964	7.7
Depreciation and amortization	41,413	57,762	(16,349)	(28.3)
Total non-property expenses	59,228	76,152	(16,924)	(22.2)
Operating income	18,901	27,948	(9,047)	(32.4)
Other (expense) income:
Interest expense	(18,999)	(24,943)	5,944	23.8
Interest and other investment income (loss)	641	122	519	425.4
Equity in earnings (loss) of unconsolidated joint ventures	(52)	(3,298)	3,246	98.4
Realized gains (losses) and unrealized losses on disposition of rental property, net	1,010	(38,954)	39,964	102.6
Gain on sale of investment in unconsolidated joint venture	—	—	—	—
Loss from extinguishment of debt, net	—	—	—	—
Total other (expense) income	(17,400)	(67,073)	49,673	74.1
Net income (loss)	$1,501	$(39,125)	$40,626	103.8%

The following is a summary of the changes in revenue from rental operations and property expenses in 2018 as compared to 2017 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2017 and 2018 (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties		Properties Sold in 2017 and 2018

	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$(29,433)	(22.1)%	$(6,870)	(5.1)%	$958	0.7%	$(23,521)	(17.7)%
Escalations and recoveries from tenants	(5,650)	(35.4)	(1,882)	(11.7)	53	0.3	(3,821)	(24.0)
Parking income	705	14.0	767	15.3	199	3.9	(261)	(5.2)
Other income	(106)	(3.6)	(222)	(7.5)	(90)	(3.0)	206	6.9
Total	$(34,484)	(22.0)%	$(8,207)	(5.2)%	$1,120	0.7%	$(27,397)	(17.5)%

Property expenses:
Real estate taxes	$(3,251)	(15.3)%	$192	1.0%	$50	0.2%	$(3,493)	(16.5)%
Utilities	(2,802)	(27.1)	(1,104)	(10.7)	166	1.6	(1,864)	(18.0)
Operating services	(4,153)	(15.3)	(1,119)	(4.1)	1,064	3.9	(4,098)	(15.1)
Total	$(10,206)	(17.4)%	$(2,031)	(3.5)%	$1,280	2.2%	$(9,455)	(16.1)%

OTHER DATA:
Number of Consolidated Properties	125		120		5		88
Commercial Square feet (in thousands)	15,492		15,310		182		7,033
Multi-family portfolio (number of units)	2,748		2,028		720		—

Base rents. Base rents for the Same-Store Properties decreased $6.9 million, or 5.1 percent, for 2018 as compared to 2017, due primarily to a 660 basis point decrease in the average same store percent leased of the office portfolio from 89.7 percent in 2017 to 83.1 percent in 2018.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties decreased $1.9 million, or 11.7 percent, for 2018 over 2017 due primarily to lower expenses to recover in 2018 as well as lower occupancy in 2018.

Parking income. Parking income for the Same-Store Properties increased $0.8 million, or 15.3 percent million, for 2018 as compared to 2017, due primarily to a greater amount of parking fees earned in 2018.

Other income. Other income for the Same-Store Properties decreased $0.2 million, or 7.5 percent, for 2018 as compared to 2017, due primarily to a decrease in lease breakage fees recognized in 2018 as compared to 2017.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $0.2 million, or 1.0 percent, for 2018 as compared to 2017, due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties decreased $1.1 million, or 10.7 percent, for 2018 as compared to 2017, due primarily to earlier period electric credits earned in 2018.

Operating services. Operating services for the Same-Store Properties decreased $1.1 million, or 4.1 percent, due primarily to a decrease in property maintenance and personnel costs, for 2018 as compared to 2017.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.7 million, or 29.4 percent, for 2018 as compared to 2017, due primarily to decreased third party development and management activity in multi-family services in 2018 as compared to 2017.

Real estate services expense. Real estate services expense decreased $1.5 million, or 26.1 percent, for 2018 as compared to 2017, due primarily to decreased salaries and related expenses due to lower third party services activities.

General and administrative. General and administrative expenses increased $1.0 million, or 7.7 percent in 2018 as compared to 2017, due primarily to severance, separation and related costs in 2018 due to management restructuring.

Depreciation and amortization. Depreciation and amortization decreased $16.3 million, or 28.3 percent, for 2018 over 2017.  This increase was due primarily to lower depreciation of $11.7 million in 2018 as compared to 2017 for properties sold or removed from service, a decrease of $2.2 million for 2018 as compared to 2017 on the Same-Store Properties due to assets becoming fully amortized, and a decrease in depreciation of $2.4 million for 2018 as compared to 2017 on the Acquired Properties, due primarily to intangible assets on newly consolidated properties becoming fully amortized by late 2017.

Interest expense. Interest expense decreased $5.9 million, or 23.8 percent, for 2018 as compared to 2017.  This decrease was primarily the result of lower average debt balances in 2018 as compared to 2017, as well as a decrease in the average interest rate for the outstanding debt of eight basis points in 2018 as compared to 2017.

Interest and other investment income. Interest and other investment income increased $0.5 million, or 425.4 percent for 2018 as compared to 2017, due primarily to higher average notes receivable balances outstanding in 2018 as compared to 2017.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $3.2 million, or 98.4 percent, for 2018 as compared to 2017.  The increase was due primarily to an increase of $2.4 million for 2018 as compared to 2017 from the Urby at Harborside venture, which was placed in service in late 2017 and also included in 2018 the Company’s share of $2.6 million from the venture’s sale of an economic tax credit to a third party.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $1.0 million in 2018, as compared to a net loss of $39.0 million in 2017.  See Note 3: Recent Transactions — Dispositions — to the Financial Statements.

Net income (loss). Net income increased to $1.5 million in 2018 from a loss of $39.1 million in 2017.  The increase of approximately $40.6 million was due to the factors discussed above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,
			Dollar	Percent
(dollars in thousands)	2018	2017	Change	Change
Revenue from rental operations and other:
Base rents	$216,486	$254,272	$(37,786)	(14.9)%
Escalations and recoveries from tenants	23,092	31,070	(7,978)	(25.7)
Parking income	11,084	9,281	1,803	19.4
Other income	6,159	5,798	361	6.2
Total revenues from rental operations	256,821	300,421	(43,600)	(14.5)

Property expenses:
Real estate taxes	36,327	42,309	(5,982)	(14.1)
Utilities	20,059	21,771	(1,712)	(7.9)
Operating services	48,557	54,183	(5,626)	(10.4)
Total property expenses	104,943	118,263	(13,320)	(11.3)

Non-property revenues:
Real estate services	8,735	12,232	(3,497)	(28.6)
Total non-property revenues	8,735	12,232	(3,497)	(28.6)

Non-property expenses:
Real estate services expenses	9,296	12,169	(2,873)	(23.6)
General and administrative	29,540	24,083	5,457	22.7
Depreciation and amortization	82,710	105,393	(22,683)	(21.5)
Total non-property expenses	121,546	141,645	(20,099)	(14.2)
Operating income	39,067	52,745	(13,678)	(25.9)
Other (expense) income:
Interest expense	(39,074)	(45,264)	6,190	13.7
Interest and other investment income	1,769	596	1,173	196.8
Equity in earnings (loss) of unconsolidated joint ventures	1,520	(3,349)	4,869	145.4
Realized gains (losses) and unrealized losses on disposition of rental property, net	59,196	(33,448)	92,644	277.0
Gain on sale of investment in unconsolidated joint venture	—	12,563	(12,563)	(100.0)
Loss from extinguishment of debt, net	(10,289)	(239)	(10,050)	(4,205.0)
Total other (expense) income	13,122	(69,141)	82,263	119.0
Net income (loss)	$52,189	$(16,396)	$68,585	418.3%

The following is a summary of the changes in revenue from rental operations and property expenses in 2018 as compared to 2017 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2017 and 2018 (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties		Properties Sold in 2017 and 2018

	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$(37,786)	(14.9)%	$(8,798)	(3.5)%	$12,565	4.9%	$(41,553)	(16.3)%
Escalations and recoveries from tenants	(7,978)	(25.7)	(1,682)	(5.4)	779	2.5	(7,075)	(22.8)
Parking income	1,803	19.4	1,481	16.0	550	5.9	(228)	(2.5)
Other income	361	6.2	973	16.8	(50)	(0.9)	(562)	(9.7)
Total	$(43,600)	(14.5)%	$(8,026)	(2.7)%	$13,844	4.6%	$(49,418)	(16.4)%

Property expenses:
Real estate taxes	$(5,982)	(14.1)%	$(531)	(1.2)%	$1,215	2.9%	$(6,666)	(15.8)%
Utilities	(1,712)	(7.9)	1,391	6.4	748	3.4	(3,851)	(17.7)
Operating services	(5,626)	(10.4)	(2,152)	(4.0)	3,441	6.4	(6,915)	(12.8)
Total	$(13,320)	(11.3)%	$(1,292)	(1.2)%	$5,404	4.6%	$(17,432)	(14.7)%

OTHER DATA:
Number of Consolidated Properties	125		114		11		88
Commercial Square feet (in thousands)	15,492		14,236		1,256		7,033
Multi-family portfolio (number of units)	2,748		2,028		720		—

Base rents. Base rents for the Same-Store Properties decreased $8.8 million, or 3.5 percent, for 2018 as compared to 2017, due primarily to a 690 basis point decrease in the average same store percent leased of the office portfolio from 90.9 percent in 2017 to 84.0 percent in 2018; partially offset by a $0.08 increase in average commercial office annual rents per square foot to $26.36 for 2018 as compared to $26.28 for 2017.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties decreased $1.7 million, or 5.4 percent, for 2018 over 2017 due primarily to lower expenses to recover in 2018.

Parking income. Parking income for the Same-Store Properties increased $1.5 million, or 16.0 percent, for 2018 as compared to 2017, due primarily to a greater amount of parking fees collected in 2018.

Other income. Other income for the Same-Store Properties increased $1.0 million, or 16.8 percent, for 2018 as compared to 2017, due primarily to additional lease breakage fees recognized in 2018.

Real estate taxes. Real estate taxes on the Same-Store Properties decreased $0.5 million, or 1.2 percent, for 2018 as compared to 2017, due primarily to an increase in tax appeal proceeds received in 2018 as compared to 2017.  Real estate taxes, without the effect of net tax appeal proceeds, increased $0.5 million, or 1.6 percent, for 2018 as compared to 2017 due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties increased $1.4 million, or 6.4 percent, for 2018 as compared to 2017, due primarily to increased electricity rates in 2018, partially offset by earlier period credits earned in 2018.

Operating services. Operating services for the Same-Store Properties decreased $2.2 million, or 4.0 percent, due primarily to a decrease of $3.4 million in property maintenance and personnel costs, partially offset by an increase in snow removal costs of $0.6 million for 2018 as compared to 2017.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $3.5 million, or 28.6 percent, for 2018 as compared to 2017, due primarily to decreased third party development and management activity in multi-family services in 2018 as compared to 2017.

Real estate services expense. Real estate services expense decreased $2.9 million, or 23.6 percent, for 2018 as compared to 2017, due primarily to decreased salaries and related expenses due to lower third party services activities.

General and administrative. General and administrative expenses increased $5.5 million, or 22.7 percent in 2018 as compared to 2017, due primarily to severance, separation and related costs in 2018 due to management restructuring.

Depreciation and amortization. Depreciation and amortization decreased $22.7 million, or 21.5 percent, for 2018 over 2017.  This increase was due primarily to lower depreciation of $22.4 million in 2018 as compared to 2017 for properties sold or removed from service and a decrease of $2.7 million for 2018 as compared to 2017 on the Same-Store Properties due to assets becoming fully amortized.  These were partially offset by an increase in depreciation of $2.4 million for 2018 as compared to 2017 on the Acquired Properties.

Interest expense. Interest expense decreased $6.2 million, or 13.7 percent, for 2018 as compared to 2017.  This decrease was primarily the result of lower average interest rates which decreased by nine basis points in 2018 as compared to 2017.

Interest and other investment income. Interest and other investment income increased $1.2 million, or 196.8 percent, for 2018 as compared to 2017, due primarily to higher average notes receivable balances outstanding in 2018 as compared to 2017.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $4.9 million, or 145.4 percent, for 2018 as compared to 2017.  The increase was due primarily to an increase of $4.3 million for 2018 as compared to 2017 from the Urby at Harborside venture, which was placed in service in late 2017 and also included in 2018 the Company’s share of $2.6 million from the venture’s sale of an economic tax credit to a third party.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $59.2 million in 2018, as compared to a net loss of $33.4 million in 2017.  See Note 3: Recent Transactions — Dispositions — to the Financial Statements.

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

Net income (loss). Net income increased to $52.2 million in 2018 from a loss of $16.4 million in 2017.  The increase of approximately $68.6 million was due to the factors discussed above.

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

Construction Projects:

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel in Weehawken, New Jersey.  The project is expected to be ready for occupancy by fourth quarter 2018.  The construction of the project is estimated to cost $142.5 million, with development costs of $126.4 million incurred by the venture through June 30, 2018.  The venture, which has a $94 million construction loan (with $65.6 million outstanding as of June 30, 2018), is expected to fund the remaining costs to complete the project.

The Company is developing a 295-unit multi-family project in Weehawken, New Jersey, which began construction in first quarter 2016.  The project, known as Port Imperial South 11, which is expected to be ready for occupancy by third quarter 2018, is estimated to cost $122 million (of which development costs of $104.9 million have been incurred through June 30, 2018).  The project costs are expected to be funded from a $78 million construction loan (with $60.1 million outstanding as of June 30, 2018).  The Company expects to fund $44 million for the development of the project, of which the Company has funded $41.6 million as of June 30, 2018.

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

REIT Restrictions:

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $72.2 million ($81.9 million, including units in the Operating Partnership, held by parties other than the General Partner) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of June 30, 2018, 77 of the Company’s properties, primarily a portfolio of flex properties in Westchester County, New York with an aggregate carrying value of approximately $940 million, are subject to these conditions.

Unencumbered Properties:

As of June 30, 2018, the Company had 113 unencumbered properties with a carrying value of $2.2 billion representing 89.0 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $16.2 million to $51.8 million at June 30, 2018, compared to $67.9 million at December 31, 2017.  This increase is comprised of the following net cash flow items:

(1)                       $81.9 million provided by operating activities.

(2)                       $47.9 million provided by investing activities, consisting primarily of the following:

(a)              $244.7 million from proceeds from the sales of rental property; plus

(b)              $6.4 million received from repayments of notes receivables; plus

(c)               $7.8 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus

(d)              $3.4 million used for investments in unconsolidated joint ventures; minus

(e)               $4.9 million used for rental property acquisitions and related intangibles; minus

(f)                $97.1 million used for additions to rental property and improvements; minus

(g)               $105.7 million used for the development of rental property, other related costs and deposits.

(3)                       $146 million used in financing activities, consisting primarily of the following:

(a)              $338 million used for repayments of revolving credit facility; plus

(b)              $277.6 million used for repayments of mortgages, loans payable and other obligations; plus

(c)               $45.9 million used for payments of dividends and distributions; plus

(d)              $0.3 million used for payment of finance cost; minus

(e)               $371 million from borrowings under the revolving credit facility; minus

(f)                $79.7 million from proceeds received from mortgages and loans payable; minus

(g)               $65 million from issuance of redeemable noncontrolling interests.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2018:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,250,000	46.98%	3.70%		2.54
Fixed Rate Secured Debt	916,027	34.43%	3.62%		6.66
Variable Rate Secured Debt	311,490	11.71%	4.88%		1.23
Variable Rate Unsecured Debt (b)	183,000	6.88%	3.39%		2.57

Totals/Weighted Average:	$2,660,517	100.00%	3.79	%(b)	3.81
Adjustment for unamortized debt discount	(3,171)
Unamortized deferred financing costs	(10,909)
Total Debt, Net	$2,646,437

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 2.07 percent as of June 30, 2018, plus the applicable spread.

(b)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $1.8 million for the three and six months ended June 30, 2018.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2018 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2018	$700	$—	$700	3.85%
2019	532	660,324	660,856	4.03%
2020	2,903	325,000	327,903	3.46%
2021 (b)	3,227	351,800	355,027	3.30%
2022	3,284	300,000	303,284	4.60%
Thereafter	10,642	997,927	1,008,569	3.66%
Sub-total	21,288	2,635,051	2,656,339	—
Adjustment for unamortized debt discount/premium, net as of June 30, 2018	(3,171)	—	(3,171)
Unamortized mark-to-market	4,178	—	4,178
Unamortized deferred financing costs	(10,909)	—	(10,909)
Totals/Weighted Average	$11,386	$2,635,051	$2,646,437	3.79	%(c)

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 2.07 percent as of June 30, 2018, plus the applicable spread.

(b)         Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $183 million.

(c)          Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $1.8 million for the three and six months ended June 30, 2018.

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $575.0 million as of June 30, 2018) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loans, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 30, 2018, the Company had outstanding borrowings of $215 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2018.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the six months ended June 30, 2018:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2018	89,914,113	10,438,855	100,352,968
Restricted stock issued	147,108	—	147,108
Common units redeemed for common stock	227,776	(227,776)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,111	—	2,111
Cancellation of restricted shares	(4,840)	—	(4,840)

Outstanding at June 30, 2018	90,286,268	10,211,079	100,497,347

Share/Unit Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of June 30, 2018, the General Partner has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2017 and through July 30, 2018.

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

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of July 30, 2018.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of July 30, 2018.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $318 million of which the Company has agreed to guarantee up to $36 million.  As of June 30, 2018, the outstanding balance of such debt totaled $204.8 million of which $24.6 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of June 30, 2018:

		Payments Due by Period
		Less than 1		2 – 3		4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year		Years		Years	Years	Years
Senior unsecured notes	$672,313	$22,163		$44,325		$605,825	$—	—
Unsecured revolving credit facility and term loans (a)	897,622	373,401	(c)	524,221	(d)	—	—	—
Mortgages, loans payable and other obligations (b)	1,337,058	101,384	(e)	501,991	(f)	62,389	641,919	$29,375
Payments in lieu of taxes (PILOT)	30,906	8,656		16,339		5,911	—	—
Ground lease payments	224,314	2,467		4,961		4,973	12,152	199,761
Other	1,250	—		1,250		—	—	—
Total	$3,163,463	$508,071		$1,093,087		$679,098	$654,071	$229,136

(a)         Interest payments assume LIBOR rate of 2.07 percent, which is the weighted average rate on this outstanding variable rate debt at June 30, 2018, plus the applicable spread.

(b)         Interest payments assume LIBOR rate of 2.06 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at June 30, 2018, plus the applicable spread.

(c)          Includes $350 million pertaining to the 2016 Term Loan currently maturing in January 2019, with two one-year extension options.

(d)         Includes $325 million pertaining to the 2017 Term Loan currently maturing in January 2020, with two one-year extension options.  Also includes $183 million pertaining to current borrowings on the unsecured revolving credit facility with a four-year term ending in January 2021, with two six-month extension options.

(e)          Includes $40 million pertaining to a construction loan with a one-year extension option.

(f)           Includes $246 million pertaining to various mortgages with maturities ranging from April 2019 to February 2021, which have one-year extension options.

Changes in Executive Officers

On June 14, 2018, the General Partner entered into a separation and general release agreement with Mitchell E. Rudin, pursuant to which Mr. Rudin’s employment with the Company as its Vice Chairman was terminated effective as of June 5, 2018. The Company’s total estimated costs in connection with the departure of Mr. Rudin of approximately $1.2 million (net of a reversal of $1.6 million of amortization of stock compensation expense due to the forfeiture of the unvested securities) during the three months ended June 30, 2018 was included in general and administrative expense (approximately $2.7 million was included in accounts payable, accrued expenses and other liabilities as of June 30, 2018).

Under the terms of the Rudin separation agreement, Mr. Rudin is entitled to receive the following separation payments:

•                  Accrued but unpaid base salary through June 5, 2018;

•                  A lump sum cash payment of $2,558,082;

•                  Payment of unreimbursed expenses incurred by Mr. Rudin prior to termination, in the amount of $50,000 in the aggregate; and

•                  COBRA payments for up to 18 months after termination, in an amount equal to approximately $34,047.

•                  The Rudin separation agreement reflects that certain equity awards previously issued to Mr. Rudin, including time-vesting options, restricted stock units and performance share units, vested in full as of June 5, 2018 in accordance with their terms. Pursuant to the Rudin separation agreement, other than the equity awards that were fully vested as of June 5, 2018, as set forth in the Rudin separation agreement, all other equity awards granted to Mr. Rudin, including 32,311 LTIP Units subject to time-based vesting and 175,127 LTIP Units subject to performance-based vesting, expired and were immediately forfeited and canceled, effective as of June 5, 2018.

On January 29, 2018, the Company announced the appointment of David J. Smetana as chief financial officer and Nicholas Hilton as executive vice president of leasing of the General Partner. Mr. Smetana began to perform his duties as chief financial officer and Anthony Krug ceased to serve as chief financial officer immediately following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Krug remained an employee of the General Partner and provided transition services through March 31, 2018.  Mr. Hilton’s employment commenced on February 12, 2018 following the departure of Christopher DeLorenzo.  In connection with these management changes, the General Partner entered into a separation agreement and release with each of Messrs. Krug and DeLorenzo.  The Company’s total estimated costs in connection with the departure of Messrs. Krug and DeLorenzo of approximately

$2.7 million during the three months ended March 31, 2018 was included in general and administrative expense (approximately $0.1 million was included in accounts payable, accrued expenses and other liabilities as of June 30, 2018).

Under the terms of the Krug separation agreement, Mr. Krug is entitled to receive the following severance benefits:

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

Under the terms of the DeLorenzo separation agreement, Mr. DeLorenzo is entitled to receive the following severance benefits:

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) available to common shareholders	$(1,251)	$(37,330)	$41,785	$(17,451)
Add (deduct): Noncontrolling interests in Operating Partnership	(142)	(4,296)	4,741	(2,001)
Real estate-related depreciation and amortization on continuing operations (a)	45,781	63,156	91,383	114,913
Gain on sale of investment in unconsolidated joint venture	—	—	—	(12,563)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(1,010)	38,954	(59,196)	33,448
Funds from operations available to common stock and Operating Partnership unitholders	$43,378	$60,484	$78,713	$116,346

(a)         Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interest, of $4,903 and $5,742 for the three months ended June 30, 2018 and 2017, respectively, and $9,718 and $10,245 for the six months ended June 30, 2018 and 2017, respectively.  Excludes non-real estate-related depreciation and amortization of $535 and $349 for the three months ended June 30, 2018 and 2017, respectively, and $1,046 and $726 for the six months ended June 30, 2018 and 2017, respectively.

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

Approximately $2.2 billion of the Company’s long-term debt as of June 30, 2018 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of June 30, 2018 ranged from LIBOR plus 187 basis points to LIBOR plus 450 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $4.9 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2018 would be approximately $104.8 million.

June 30, 2018
Debt,
including current portion	7/1/2018 -										Fair
($s in thousands)	12/31/2018	2019	2020	2021		2022	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$—	$350,066	$327,903	$172,027		$303,284	$1,008,569	$2,161,849	$(8,454)	$2,153,395	$2,062,238
Average Interest Rate	—%	3.28%	3.46%	3.20%		4.60%	3.66%			3.66%

Variable Rate	$700	$310,790	$—	$183,000	(b)	$—	$—	$494,490	$(1,448)	$493,042	$493,042

(a) Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of June 30, 2018.

(b) Includes $183.0 million of outstanding borrowings under the Company’s unsecured revolving credit facility.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                             COMMON STOCK

During the three months ended June 30, 2018, the Company issued 3,061 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

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

10.147

Separation and General Release Agreement, dated as of June 14, 2018, by and between Mack-Cali Realty Corporation and Mitchell E. Rudin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2018 and incorporated herein by reference).

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-K for the quarter ended June 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

* filed herewith

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: August 1, 2018	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: August 1, 2018	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer and
principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date: August 1, 2018		/s/ Michael J. DeMarco
	By:	Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: August 1, 2018	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer and
principal accounting officer)