Form 10-K
period 2018-12-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2019-02-20
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the Mack-Cali Realty Corporation was $1,817,581,899.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.  The registrant has no non-voting common stock.

As of February 15, 2019, 90,320,744 shares of common stock, $0.01 par value, of Mack-Cali Realty Corporation (“Common Stock”) were outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 129.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Mack-Cali Realty Corporation’s definitive proxy statement for fiscal year ended December 31, 2018 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 12, 2019 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2018.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of December 31, 2018, the General Partner owned an approximate 89.8 percent common unit interest in the Operating Partnership. The remaining approximate 10.2 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

FORM 10-K

PART I

ITEM 1.                        BUSINESS

GENERAL

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively the “General Partner”), is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”).  The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.8 percent and 89.6 percent common unit interest in the Operating Partnership as of December 31, 2018 and December 31, 2017, respectively.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of December 31, 2018, the Company owned or had interests in 135 properties, consisting of 56 office and 55 flex properties, totaling approximately 15.4 million square feet, leased to approximately 700 commercial tenants and 24 multi-family rental properties containing 6,910 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of: (a) 120 wholly-owned or Company-controlled properties consisting of 52 office buildings and 52 flex buildings aggregating approximately 14.9  million square feet and 16 multi-family properties totaling 3,988 apartment units, (collectively, the “Consolidated Properties”); and (b) four office properties totaling approximately 0.5 million square feet, eight multi-family properties totaling 2,922 apartment units, two retail properties totaling 81,700 square feet and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2018, the Company’s core, stabilized office and flex properties included in the Consolidated Properties were 83.2 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date.  Leases that expired as of December 31, 2018 aggregate 10,108 square feet, or 0.1 percent of the net rentable square footage.  The Properties are located in six states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  As part of this plan, over the past three years, the Company sold or has contracted to sell multiple properties, primarily commercial office, which it believes do not meet its long-term goals.

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

Property Sales: While management’s principal intention is to own and operate its properties on a long-term basis, it periodically assesses the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located.  The Company continually reviews its portfolio and opportunities to divest properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or can be sold at attractive prices when market conditions are favorable.  Consistent with its strategic initiative announced in 2015, the Company completed the sale of rental property for aggregate gross sales proceeds of $385.1 million during 2018 and $415.6 million during 2017.

Financial

The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio.  As of December 31, 2018 and 2017, the Company’s total debt constituted approximately 45 percent and 47 percent of total undepreciated assets of the Company, respectively.  The decrease in this ratio in 2018 was primarily the result of using proceeds from property sales to repay outstanding debt during the year.  Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances.  The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, joint venture capital, and short-term and long-term borrowings (including draws on the Company’s unsecured revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2018, the Company had approximately 352 full-time employees.

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

INDUSTRY SEGMENTS

The Company operates in two industry segments: (i) commercial and other real estate and (ii) multi-family real estate and services.  As of December 31, 2018, the Company does not have any foreign operations and its business is not seasonal.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

SIGNIFICANT TENANTS

As of December 31, 2018, no tenant accounted for more than 10 percent of the Company’s consolidated revenues.

RECENT DEVELOPMENTS

Management Changes

In March 2018, the Company announced the appointment of Michael J. DeMarco, Chief Executive Officer of the General Partner, to its Board of Directors effective March 14, 2018.  Mr. DeMarco’s addition to the Board expanded the total number of members from nine to ten.  In February 2019, the Company announced that the Board of Directors increased its size from ten to eleven members, effective immediately, and nominated a slate of eleven candidates consisting of Lisa Myers, Laura Pomerantz and all of the current directors of the Company (other than Kenneth M. Duberstein, who decided not to stand for re-election and will retire from the Board of Directors at the Company’s 2019 annual meeting of shareholders) for election to the Board of Directors at the Company’s 2019 annual meeting of shareholders, which is expected to be held on June 12, 2019.

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

In June 2018, the Company announced that the employment of Mitchell E. Rudin as Vice Chairman of the General Partner was terminated effective as of June 5, 2018.  In November 2018, the Company announced that the employment of Robert Andrew Marshall as President and Executive Vice President of Development of Roseland Residential Trust (“RRT”) was terminated effective as of October 31, 2018.  In addition, the Company also restructured certain other corporate and property management personnel during the year ended December 31, 2018.

Acquisitions

On February 6, 2019, the Company completed the acquisition of a 271,988 square foot office property located in Iselin, New Jersey, for a purchase price of $61.5 million, which was funded using funds available with the Company’s qualified intermediary and borrowings under the Company’s unsecured revolving credit facility.

On January 25, 2019, the Company signed an agreement to acquire a 377-unit multi-family rental property located in Jersey City, New Jersey for approximately $264 million, subject to certain conditions.  The acquisition is expected to be completed in the second quarter 2019.

Consolidations

On August 2, 2018, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates LLC, a 412-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent interest for $65.6 million in cash.  The property was subject to a mortgage loan that had a principal balance of $95 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Concurrently with the closing, the joint venture repaid the $95 million mortgage loan in full and obtained a new loan collateralized by the property in the amount of $131 million, which bears interest at 4.07 percent and matures in August 2026.  The venture distributed $37.4 million of the loan proceeds, of which the Company’s share was $30.4 million.  As a result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest.  In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a variable interest entity (“VIE”).  As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $14.2 million (a non-cash item) in the year ended December 31, 2018, when the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4.  Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $14 million and the noncontrolling interest’s fair value of $29.8 million.

Properties Commencing Initial Operations

During the year ended December 31, 2018, four multi-family rental properties and a hotel with a total of 1,317 apartment units and rooms commenced initial operations for total development costs of approximately $458 million.

Dispositions

During the year ended December 31, 2018, the Company disposed of 30 office properties and a developable land property in New Jersey and New York for net sales proceeds of approximately $370.0 million, with net gains of approximately $150.5 million from the dispositions.

The Company identified as held for sale six office properties and a multi-family rental property as of December 31, 2018.  The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $124 million.  The Company determined that the carrying value of four of the properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $20.1 million for the year ended December 31, 2018.

Land Impairments

The Company owns two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties.  During the fourth quarter 2018, the Company made the decision to pursue selling the land parcels rather than developing them.  Due to the shortening of the expected periods of ownership, the Company determined that it was necessary to reduce the carrying values of the land parcels to their estimated fair values (ascertained by broker opinions of value obtained during the marketing process) and recorded total land impairments charges of $24.6 million at December 31, 2018.

Joint Venture Activity

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent interest for $77.5 million in cash.  The acquisition was funded primarily using available cash.  Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan in the amount of $117 million.

On December 11, 2018, the Company acquired one of its partner’s interest in the unconsolidated joint venture that owns the Metropolitan and Shops at 40 Park and the Lofts at 40 Park for $1.3 million.  As a result, the Company increased its ownership from 12.5 percent interest to 25 percent interest in the Metropolitan and Shops at 40 Park and from 25 percent interest to 50 percent interest in the Lofts at 40 Park.

Development Activity

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel (164 keys Residence Inn and 208 keys Marriott Envue) in Weehawken, New Jersey.  The Residence Inn opened in 4Q 2018 and the Marriott Envue is expected to open in 2Q 2019.   The construction of the project is estimated to cost $159.9 million, with construction costs of $147.1 million incurred by the venture through December 31, 2018.  The project costs are expected to be funded from a $94 million construction loan (with $73.4 million outstanding as of December 31, 2018).

The Company is developing a 313-unit multi-family project known as Building 8/9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018.  The construction project, which is estimated to cost $142.6 million, of which construction costs of $35.4 million have been incurred through December 31, 2018, is expected to be ready for occupancy in fourth quarter 2020.  The Company is expected to fund $50.6 million of the construction costs, of which the Company has funded $35.4 million as of December 31, 2018 and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge, in Malden, Massachusetts, which began construction in third quarter 2018.  The construction project, which is estimated to cost $99.9 million of which $20.2 million have been incurred through December 31, 2018, is expected to be ready for occupancy in fourth quarter 2020.  The Company is expected to fund $37.9 million of construction costs, of which the Company has funded $20.2 million as of December 31, 2018 and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

Operations

Of the Company’s core office markets, most continue to show signs of rental rate improvement while the leased percentage has declined or stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties was 83.2 percent at December 31, 2018, as compared to 87.6 percent at December 31, 2017 and 90.6 percent at December 31, 2016 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2018, 2017 and 2016 aggregate 10,108, 343,217 and 151,655 square feet, respectively, or 0.1, 2.3 and 0.7 percentage of the net rentable square footage, respectively.  With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If these recent leasing results do not prove to be sustaining during 2019, the Company may receive less revenue from the same space.

FINANCING ACTIVITY

During the year ended December 31, 2018, the Company obtained new mortgage debt aggregating approximately $328 million, collateralized by 3 properties, with effective interest rates ranging from 4.17 percent to 4.56 percent.  On August 2, 2018, the Company obtained $131 million of mortgage debt in connection with the Company’s acquisition and consolidation of its joint venture partner’s majority ownership interest in Marbella.  On December 7, 2018, the Company retired $70 million of construction debt associated with the Portside 5/6 development project, replacing it with a $97 million permanent mortgage. On December 17, 2018, the Company retired $70.1 million of construction debt associated with the River House 11 development project, replacing it with a $100 million permanent mortgage. On January 8, 2018, the Company prepaid mortgage debt of approximately $209 million that encumbered the Company’s property at Harborside Plaza 5, for which it incurred costs of approximately $8.4 million.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this report, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act.  Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “plan,” “potential,” “projected,” “should,” “expect,” “anticipate,” “estimate,” “target,” “continue,” or comparable terminology.  Forward-looking statements are inherently subject to certain risks, trends and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions.  For instance, 20.3 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial industry, 11.8 percent from tenants in the Credit Intermediation and Related Activities industry and 11.3 percent from tenants in the Insurance Carriers and Related Activities industry.  Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “IRS Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom the Operating Partnership issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  These restrictions expired in February 2016.  Upon the expiration of such restrictions we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals.  After the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 79 of our properties, with an aggregate carrying value of approximately $1.4 billion, are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

We may not be able to dispose of non-core office assets within our anticipated timeframe or at favorable prices: The Company is currently considering that it may sell over time properties at total estimated sales proceeds of up to $570 million (including its remaining flex portfolio of assets).  While we intend to dispose of these properties opportunistically over time, there can be no assurance that these dispositions will be completed during the period of our strategic initiative.  In addition, market conditions will impact our ability to dispose of these properties, and there can be no assurance that we will be successful in disposing of these properties for their estimated sales prices.  A failure to dispose of these properties for their estimated market values as planned could have a material adverse effect on our ability to finance our acquisition and development plans.

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

As of December 31, 2018, we had total outstanding indebtedness of $2.8 billion comprised of $570 million of senior unsecured notes, borrowings of $674 million under unsecured term loans, outstanding borrowings of $117 million under our unsecured revolving credit facility and approximately $1.4 billion of mortgages, loans payable and other obligations.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2018, outstanding borrowings of approximately $117 million under our unsecured revolving credit facility and approximately $197 million of our mortgage indebtedness bear interest at variable rates.  We may incur additional indebtedness in the future that bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

We are dependent upon key personnel for strategic business direction and real estate experience, including our chief executive officer, chief financial officer, chief investment officer, general counsel, executive vice president of leasing and chairman of RRT.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  We do not have key man life insurance for our key personnel.  In addition, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may become increasingly dependent on non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

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

If voting rights of control shares acquired in a control share acquisition are not approved at a stockholder’s meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value.  If voting rights of such control shares are approved at a stockholder’s meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights.  In 2018, the General Partner’s bylaws were amended to exempt any acquisition of the General Partner’s shares from the Maryland Control Share Acquisition Act.  If the General Partner’s bylaws are amended to repeal or limit the exemption from the Maryland Control Share Acquisition Act, it may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating a change in control.

The enactment of significant new tax legislation, generally effective for tax years beginning after December 31, 2017, could have a material and adverse effect on us and the market price of our shares.

On December 22, 2017, Pub. L. No. 115-97 (informally known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law.  The Tax Reform Act makes significant changes to the IRS Code, including changes that impact REITs and their shareholders, among others.  In particular, the Tax Reform Act reduces the maximum corporate tax rate from 35% to 21%.  By reducing the corporate tax rate, it is possible that the Tax Reform Act will reduce the relative attractiveness to investors (as compared with potential alternative investments) of the single level of taxation on REIT distributions. However, the Tax Reform Act also made certain other changes to the IRS Code are generally advantageous to REITs and their shareholder.  For instance, for tax years beginning before January 1, 2026, the Tax Reform Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of “qualified REIT dividends”, which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income.  These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full.  The full ramifications of the Tax Reform Act remain unclear and will likely remain unclear until further Treasury guidance is issued. Key provisions of the Tax Reform Act that could impact us and the market price of our shares include:

•                  temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate was reduced from 39.6% to 37% (through tax years beginning before January 1, 2026);

•                  eliminating miscellaneous itemized deductions and limiting state and local tax deductions;

•                  reducing the maximum corporate income tax rate from 35% to 21%, which reduces, but does not eliminate, the competitive advantage that REITs enjoy relative to non-REIT corporations;

•                  permitting individuals, trusts, and estates (subject to certain limitations) to deduct up to 20% of certain pass-through business income, including, as noted above, dividends received by our shareholders that are not designated by us as capital gain dividends or qualified dividend income, which will generally result in an effective maximum U.S. federal income tax rate of 29.6% on such dividends, if the deduction is allowed in full (through tax years beginning before January 1, 2026);

•                  reducing the highest rate of withholding with respect to our distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•                  limiting our deduction for net operating losses incurred after December 31, 2017 to 80% of taxable income (prior to the application of the dividends paid deduction), where taxable income is determined without regarding to the net operating loss deduction itself, and generally eliminating net operating loss carrybacks and allowing unused net operating losses to be carried forward indefinitely;

•                  creating a new limitation on the deduction of net interest expense for all businesses other than certain real estate businesses that make an election to not be subject to such limitation This provision could have the effect that we or any of our subsidiaries, including any of our taxable REIT subsidiaries (each, a “TRS”), are unable to deduct a portion of our annual interest expense to the extent that we or any such subsidiary chooses not to make or is otherwise ineligible to make, such election. To the extent any of our entities do elect out of this interest limitation provision, such entity would be required to extend the depreciable lives of its properties owned, resulting in a reduced annual depreciation deduction.;

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

In addition, the consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) the Operating Partnership with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets.  As of February 15, 2019, the General Partner, owns approximately 89.8 percent of the Operating Partnership’s outstanding common partnership units.

Tax liabilities as a consequence of failure to qualify as a real estate investment trust: The General Partner has elected to be treated and has operated so as to qualify as a real estate investment trust for federal income tax purposes since the General Partner’s taxable year ended December 31, 1994.  Although the General Partner believes it will continue to operate in such manner, it cannot guarantee that it will do so.  Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and some on a quarterly basis) established under highly technical and complex tax provisions of the IRS Code.  Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, the General Partner cannot assure you that it will qualify as a real estate investment trust for any taxable year.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

PROPERTY LIST

As of December 31, 2018, the Company’s Consolidated Properties consisted of 104 in-service commercial office and flex properties, as well as 16 multi-family properties.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 14.9 million square feet of commercial space and 3,988 apartment units with the individual commercial properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Company’s commercial tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

			Percentage	2018		2018	2018
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/18	($000’s)	of Total 2018	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

BERGEN COUNTY
Fort Lee
One Bridge Plaza	1981	200,000	76.8%	4,712	1.12	30.67	27.85
2115 Linwood Avenue (i)	1981	68,000	86.1%	1,481	0.35	25.29	20.34
Paramus
650 From Road (h)	1978	348,510	68.4%	5,979	1.42	25.07	22.79

ESSEX COUNTY
Short Hills
150 J.F. Kennedy Parkway	1980	247,476	84.2%	7,207	1.71	34.60	27.91
51 J.F. Kennedy Parkway	1988	260,741	98.3%	13,350	3.16	52.08	46.91
101 J.F. Kennedy Parkway	1981	197,196	98.4%	8,591	2.03	44.26	40.34
103 J.F. Kennedy Parkway	1981	123,000	100.0%	5,106	1.21	41.51	36.08

HUDSON COUNTY
Hoboken
111 River Street	2002	566,215	77.1%	21,204	5.02	48.57	45.47
Jersey City
Harborside Plaza 1	1983	400,000	48.6%	7,032	1.67	36.17	31.47
Harborside Plaza 2	1990	761,200	80.7%	18,398	4.36	29.95	24.84
Harborside Plaza 3 (c)	1990	725,600	85.4%	21,012	4.98	33.91	29.08
Harborside Plaza 4-A	2000	207,670	95.6%	6,419	1.52	32.34	26.17
Harborside Plaza 5	2002	977,225	57.0%	24,614	5.83	44.19	37.72
101 Hudson Street	1992	1,246,283	76.8%	32,977	7.81	34.45	27.77

MERCER COUNTY
Princeton
100 Overlook Center	1988	149,600	95.4%	2,572	0.61	18.02	15.86
5 Vaughn Drive	1987	98,500	44.0%	1,224	0.29	28.26	23.90

MIDDLESEX COUNTY
Edison
333 Thornall Street	1984	196,128	100.0%	5,396	1.28	27.51	23.13
343 Thornall Street	1991	195,709	95.5%	6,278	1.49	33.58	28.97
Iselin
101 Wood Avenue South	1990	262,841	100.0%	9,214	2.18	35.06	31.31
Plainsboro
500 College Road East (f)(h)	1984	158,235	72.6%	2,871	0.68	24.99	20.62
Woodbridge
581 Main Street	1991	200,000	99.0%	2,792	0.66	14.10	9.44

Office Properties

(Continued)

			Percentage		2018		2018	2018
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/18		($000’s)	of Total 2018	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

MONMOUTH COUNTY
Holmdel
23 Main Street	1977	350,000	100.0%		4,566	1.08	13.05	10.33
Middletown
One River Centre Bldg 1	1983	122,594	97.6%		3,049	0.72	25.49	22.50
One River Centre Bldg 2	1983	120,360	100.0%		3,017	0.71	25.07	21.19
One River Centre Bldg 3	1984	194,518	37.7%		2,317	0.55	31.58	27.41
Neptune
3600 Route 66	1989	180,000	100.0%		4,364	1.03	24.24	18.82
Red Bank
200 Schultz Drive	1988	102,018	71.7%		1,685	0.40	23.05	18.86

MORRIS COUNTY
Florham Park
325 Columbia Turnpike	1987	168,144	100.0%		4,157	0.98	24.72	21.21
Madison
1 Giralda Farms	1982	154,417	97.0%		4,942	1.17	33.00	29.12
7 Giralda Farms	1997	236,674	60.1%		4,509	1.07	31.72	27.35
Morris Plains
201 Littleton Road (h)	1979	88,369	37.5%		711	0.17	21.47	18.03
Parsippany
4 Campus Drive	1983	147,475	83.0%		2,535	0.60	20.72	15.84
6 Campus Drive	1983	148,291	84.7%		2,796	0.66	22.27	18.59
7 Campus Drive	1982	154,395	86.8%		2,949	0.70	22.00	18.91
8 Campus Drive	1987	215,265	72.3%		4,317	1.02	27.75	20.63
9 Campus Drive	1983	156,495	90.7%		2,735	0.65	19.27	15.07
2 Dryden Way	1990	6,216	100.0%		99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	72.3%		4,928	1.17	27.42	23.36
2 Hilton Court	1991	181,592	100.0%		6,523	1.55	35.92	32.83
1 Sylvan Way	1989	150,557	81.7%		3,623	0.86	29.47	26.56
3 Sylvan Way (g)	2018	147,241	55.7%		1,576	0.37	28.62	23.97
5 Sylvan Way	1989	151,383	94.2%		3,699	0.88	25.94	22.72
7 Sylvan Way (c)	1987	145,983	70.8%		1,418	0.34	13.73	10.55
5 Wood Hollow Road	1979	317,040	100.0%		6,486	1.54	20.46	15.97

SOMERSET COUNTY
Bridgewater
721 Route 202/206 (i)	1989	192,741	0.0%		258	0.06	0.00	0.00

Total New Jersey Office		11,670,377	78.7	%(l)	285,688	67.68	31.21	26.59

NEW YORK

WESTCHESTER COUNTY
Elmsford
100 Clearbrook Road (c)	1975	60,000	84.9%		928	0.22	18.22	16.86
Hawthorne
1 Skyline Drive	1980	20,400	99.0%		409	0.10	20.25	19.16
2 Skyline Drive	1987	30,000	100.0%		542	0.13	18.07	13.80
7 Skyline Drive	1987	109,000	94.8%		2,389	0.56	23.13	20.23
17 Skyline Drive (f)	1989	85,000	100.0%		1,934	0.46	22.75	22.58
Yonkers
1 Executive Boulevard	1982	112,000	78.7%		2,190	0.52	24.84	22.59
3 Executive Boulevard	1987	58,000	93.1%		1,678	0.40	31.09	28.68

Total New York Office		474,400	91.0	%(l)	10,070	2.39	23.33	21.34

TOTAL OFFICE PROPERTIES		12,144,777	79.1	%(l)	295,758	70.07	30.86	26.35

Office/Flex Properties

			Percentage	2018		2018	2018
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/18	($000’s)	of Total 2018	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW YORK

WESTCHESTER COUNTY
Elmsford
11 Clearbrook Road	1974	31,800	100.0%	553	0.13	17.39	16.29
75 Clearbrook Road	1990	32,720	100.0%	466	0.11	14.24	14.24
125 Clearbrook Road	2002	33,000	100.0%	634	0.15	19.21	14.64
150 Clearbrook Road	1975	74,900	100.0%	1,145	0.27	15.29	13.79
175 Clearbrook Road	1973	98,900	96.7%	1,532	0.36	16.02	14.47
200 Clearbrook Road	1974	94,000	99.8%	1,321	0.31	14.07	12.90
250 Clearbrook Road	1973	155,000	97.1%	1,565	0.37	10.40	9.02
50 Executive Boulevard	1969	45,200	28.9%	140	0.03	10.70	7.95
77 Executive Boulevard	1977	13,000	100.0%	263	0.06	20.23	19.08
85 Executive Boulevard	1968	31,000	81.2%	148	0.04	5.88	4.25
101 Executive Boulevard (g)	2018	35,000	100.0%	535	0.13	16.70	15.74
300 Executive Boulevard	1970	60,000	100.0%	790	0.19	13.17	12.47
350 Executive Boulevard	1970	15,400	99.4%	247	0.06	16.14	14.57
399 Executive Boulevard	1962	80,000	100.0%	1,172	0.28	14.65	14.08
400 Executive Boulevard	1970	42,200	100.0%	824	0.20	19.53	16.37
500 Executive Boulevard	1970	41,600	100.0%	756	0.18	18.17	16.39
525 Executive Boulevard	1972	61,700	97.9%	1,133	0.27	18.76	17.09
1 Westchester Plaza	1967	25,000	100.0%	419	0.10	16.76	16.40
2 Westchester Plaza	1968	25,000	96.1%	391	0.09	16.28	12.78
3 Westchester Plaza	1969	93,500	100.0%	1,614	0.38	17.26	15.14
4 Westchester Plaza	1969	44,700	100.0%	696	0.16	15.57	13.29
5 Westchester Plaza	1969	20,000	90.4%	322	0.08	17.80	14.32
6 Westchester Plaza	1968	20,000	100.0%	314	0.07	15.70	14.10
7 Westchester Plaza	1972	46,200	100.0%	806	0.19	17.45	15.45
8 Westchester Plaza	1971	67,200	96.6%	1,200	0.29	18.48	15.35
Hawthorne
200 Saw Mill River Road	1965	51,100	100.0%	775	0.18	15.17	13.62
4 Skyline Drive	1987	80,600	95.4%	1,332	0.32	17.32	14.81
5 Skyline Drive	1980	124,022	97.9%	1,826	0.43	15.04	11.09
6 Skyline Drive	1980	44,155	100.0%	797	0.19	18.05	14.56
8 Skyline Drive	1985	50,000	48.1%	183	0.04	7.61	6.36
10 Skyline Drive	1985	20,000	68.5%	331	0.08	24.16	22.48
11 Skyline Drive (f)	1989	45,000	100.0%	1,001	0.24	22.24	21.42
12 Skyline Drive (f)	1999	46,850	70.1%	623	0.15	18.96	17.29
15 Skyline Drive (f)	1989	55,000	86.6%	881	0.21	18.49	16.35
Yonkers
100 Corporate Boulevard	1987	78,000	98.3%	1,956	0.46	25.51	24.37
200 Corporate Boulevard South	1990	84,000	86.0%	1,572	0.37	21.76	18.88
4 Executive Plaza	1986	80,000	93.9%	1,744	0.41	23.22	21.48
6 Executive Plaza	1987	80,000	100.0%	1,861	0.44	23.26	21.54
1 Odell Plaza	1980	106,000	94.3%	1,660	0.40	16.60	14.78
3 Odell Plaza	1984	71,065	100.0%	2,198	0.52	30.93	28.66
5 Odell Plaza	1983	38,400	99.6%	641	0.15	16.75	15.42
7 Odell Plaza	1984	42,600	100.0%	756	0.18	17.75	15.40

Total New York Office/Flex		2,383,812	94.3%	39,123	9.27	17.43	15.52

Office/Flex Properties (continued)

and Retail Properties, and Land Leases

			Percentage		2018		2018	2018
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/18		($000’s)	of Total 2018	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

CONNECTICUT

FAIRFIELD COUNTY
Stamford
419 West Avenue	1986	88,000	100.0%		1,669	0.40	18.97	17.34
500 West Avenue	1988	25,000	100.0%		494	0.12	19.76	15.84
550 West Avenue	1990	54,000	13.0%		61	0.01	8.71	8.71
600 West Avenue	1999	66,000	100.0%		1,012	0.24	15.33	13.95
650 West Avenue	1998	40,000	100.0%		725	0.17	18.13	12.28

Total Connecticut Office/Flex		273,000	82.8%		3,961	0.94	17.53	15.02

TOTAL OFFICE/FLEX PROPERTIES		2,656,812	93.1%		43,084	10.21	17.44	15.47

NEW JERSEY

HUDSON COUNTY
Weehawken
100 Avenue at Port Imperial	2016	8,400	100.0%		299	0.07	35.60	34.29
500 Avenue at Port Imperial	2013	16,736	98.2%		438	0.10	26.66	23.37

Total New Jersey Retail Properties		25,136	98.8%		737	0.17	29.68	27.06

NEW YORK

WESTCHESTER COUNTY
Tarrytown
230 White Plains Road (h)	1984	9,300	100.0%		335	0.08	36.02	33.66
Yonkers
2 Executive Boulevard	1986	8,000	100.0%		305	0.07	38.13	37.63

Total New York Retail Properties		17,300	100.0	%(l)	640	0.15	36.99	35.49

Total Retail Properties		42,436	99.3%		1,377	0.32	32.68	30.52

NEW JERSEY

MORRIS COUNTY
Hanover
Wegmans Land Lease	—	—	—		1,786	0.42	—	—

Total Land Leases		—	—		1,786	0.42	—	—

TOTAL COMMERCIAL PROPERTIES		14,844,025	83.2	%(l)	342,005	81.02	27.76	23.85

Multi-Family Properties

		Net		Percentage	2018		Percentage	2018
		Rentable		Leased	Base		of Total	Average
		Commercial		as of	Rent		2018	Base Rent
	Year	Area	Number	12/31/18	($000’s)		Base Rent	Per Home
	Built	(Sq. Ft.)	of Units	(%) (a)	(b) (c)		(%)	($) (c) (j)
NEW JERSEY

HUDSON COUNTY
Jersey City
RoseGarden Monaco North	2011	—	243	93.0	9,739		2.31	3,591
RoseGarden Monaco South	2011	—	280	94.6	10,436		2.47	3,282
Marbella I (g)	2003	—	412	94.2	6,008		1.42	3,099
Riverhouse 11 at Port Imperial (g)	2018	—	295	97.6	2,110		0.50	1,456

MIDDLESEX COUNTY
New Brunswick
Richmond Court	1997	—	82	96.6	1,597		0.38	1,685
Riverwatch Commons	1995	—	118	96.6	2,255		0.54	1,648

MORRIS COUNTY
Morris Plains
Signature Place (g)	2018	—	197	94.9	1,828		0.43	1,081

UNION COUNTY
Rahway
Park Square (i)	2011	5,934	159	95.6	3,638		0.86	1,995

Total New Jersey Multi-Family		5,934	1,786	95.1	37,611		8.91	2,430

NEW YORK

WESTCHESTER COUNTY
Eastchester
Quarry Place at Tuckahoe	2016	3,275	108	95.4	3,609		0.86	2,920

Total New York Multi-Family		3,275	108	95.4	3,609		0.86	2,920

MASSACHUSETTS

MIDDLESEX COUNTY
Malden
The Chase at Overlook Ridge	2014	—	664	97.1	14,595		3.46	1,886

SUFFOLK COUNTY
East Boston
Portside at Pier One	2014	3,690	175	97.2	5,421		1.28	2,657
Portside 5/6 (g)	2018	—	296	91.6	2,530		0.60	1,159

Revere
Alterra at Overlook Ridge IA	2004	—	310	95.2	6,293		1.49	1,778
Alterra at Overlook Ridge IB	2008	—	412	95.9	8,472		2.01	1,787

WORCESTER COUNTY
Worcester
145 Front at City Square (g)	2018	—	237	74.7	1,562		0.37	877

Total Massachusetts Multi-Family		3,690	2,094	93.3	38,873		9.21	1,724

Total Multi-Family Properties		12,899	3,988	94.2	80,093		18.98	1,997

TOTAL PROPERTIES		14,856,924	3,988	N/A	422,098	(k)	100.00

Footnotes to Property List (dollars in thousands, except per square foot amounts):

(a)

Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2018 aggregating 10,108 square feet (representing 0.1 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)

Total base rent for the year ended December 31, 2018, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For the 12 months ended December 31, 2018, total escalations and recoveries from tenants were: $36,153, or $4.48 per leased square foot, for office properties; and $1,142, or $0.46 per leased square foot, for office/flex properties.

(c)	Excludes space leased by the Company.
(d)	Base rent for the 12 months ended December 31, 2018 divided by net rentable commercial square feet leased at December 31, 2018.
(e)

Total base rent, determined in accordance with GAAP, for 2018 minus 2018 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2018.

(f)	This property is located on land leased by the Company.
(g)

As this property was acquired, commenced initial operations or initially consolidated by the Company during the 12 months ended December 31, 2018, the amounts represented in 2018 base rent reflect only that portion of those 12 months during which the Company owned or consolidated the property. Accordingly, these amounts may not be indicative of the property’s full year results. For comparison purposes, the amounts represented in 2018 average base rent per sq. ft. and per unit for this property have been calculated by taking the 12 months ended December 31, 2018 base rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased or occupied units at December 31, 2018. These annualized per square foot and per unit amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of the 12 months ended December 31, 2018.

(h)	Property being considered for repositioning, redevelopment or potential disposition.
(i)	This property was disposed of by the Company in January 2019.
(j)	Annualized base rent for the 12 months ended December 31, 2018 divided by units occupied at December 31, 2018, divided by 12.
(k)	Excludes approximately $14.1 million from properties which were disposed of or removed from service during the year ended December 31, 2018.
(l)	Excludes properties being considered for repositioning, redevelopment, potential sale, or being prepared for lease up.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of commercial square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

	Percentage of
December 31,	Square Feet Leased (%) (a)
2018	83.2	(b)
2017	87.6	(b)
2016	90.6	(b)
2015	86.2
2014	84.2

(a)         Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  For all years, excludes properties being prepared for lease up.

(b)         Excludes properties being considered for repositioning, redevelopment or potential sale.  Inclusive of such properties, percentage of square feet leased as of December 31, 2018, 2017 and 2016 was 81.7, 85.6 and 89.6 percent, respectively.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest commercial tenants for the Consolidated Properties as of December 31, 2018 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration
MUFG Bank Ltd.	1	11,465,968	3.4	282,606	2.4		(b)
Merrill Lynch Pierce Fenner	3	10,974,626	3.2	430,926	3.7		(c)
John Wiley & Sons, Inc.	1	10,888,238	3.2	290,353	2.5	2033
Dun & Bradstreet Corporation	2	7,464,280	2.2	192,280	1.6	2023
Montefiore Medical Center	7	7,327,505	2.2	296,572	2.5		(d)
Daiichi Sankyo, Inc.	1	6,773,878	2.0	171,900	1.5	2022
TD Ameritrade Services Company, Inc.	1	6,762,294	2.0	193,873	1.6	2020
DB Services New Jersey, Inc.	1	6,453,195	1.9	125,916	1.1	2019
E*Trade Financial Corporation	1	5,290,600	1.6	132,265	1.1	2030
KPMG, LLP	2	5,181,897	1.5	120,947	1.0		(e)
Plymouth Rock Management Company of New Jersey	2	5,141,920	1.5	159,326	1.4		(f)
Vonage America, Inc.	1	4,732,000	1.4	350,000	3.0	2023
HQ Global Workplaces, LLC	7	4,566,054	1.3	152,441	1.3		(g)
Investors Bank	2	4,392,845	1.3	139,296	1.2		(h)
Pfizer, Inc.	1	4,306,008	1.3	113,316	1.0	2024
Sumitomo Mitsui Banking Corp.	1	4,156,989	1.2	111,105	0.9	2036
ICAP Securities USA, LLC	2	4,079,450	1.2	121,871	1.0		(i)
Arch Insurance Company	1	4,005,563	1.2	106,815	0.9	2024
Brown Brothers Harriman & Co.	1	3,673,536	1.1	114,798	1.0	2026
First Data Corporation	1	3,641,873	1.1	88,374	0.8		(j)
Natixis North America, Inc.	1	3,093,290	0.9	89,907	0.8	2021
Cardinia Real Estate LLC	1	3,051,241	0.9	79,771	0.7	2032
National Union Fire Insurance Company of Pittsburgh, PA	1	3,045,068	0.9	117,118	1.0	2019
TierPoint New York, LLC	2	3,038,971	0.9	131,078	1.1	2024
Zurich American Insurance Company	1	2,707,320	0.8	64,414	0.5	2032
Leo Pharma Inc.	1	2,694,297	0.8	78,479	0.7	2027
Hackensack Meridian Health, Inc.	1	2,518,203	0.7	69,841	0.6	2027
AMTrust Financial Services, Inc.	1	2,460,544	0.7	76,892	0.7	2023
Tradeweb Markets, LLC	1	2,283,470	0.7	65,242	0.6	2027
Wells Fargo Advisors, LLC	2	2,217,342	0.7	57,870	0.5		(k)
New Jersey City University	1	2,212,209	0.7	68,348	0.6	2035
Movado Group, Inc.	1	2,206,225	0.7	90,050	0.8	2030
Jeffries, LLC	1	2,133,942	0.6	62,763	0.5	2023
Torre Lazur Healthcare Group, Inc.	1	2,126,340	0.6	70,878	0.6	2030
The Prudential Insurance Company of America	1	2,086,629	0.6	60,482	0.5	2023
Trustees of Princeton Univ.	1	2,058,079	0.6	67,478	0.6	2027
B&G Foods, Inc.	1	1,927,693	0.6	66,934	0.6	2026
GBT US LLC	1	1,920,566	0.6	49,563	0.4	2026
PBF Holding Company, LLC	1	1,919,223	0.6	57,721	0.5	2022
Savvis Communications, LLC	1	1,858,324	0.5	71,474	0.6	2025
American General Life Insurance Company	1	1,854,975	0.5	74,199	0.6	2024
SunAmerica Asset Management, LLC	1	1,853,136	0.5	36,336	0.3	2023
Fujifilm Medical Systems U.S.A., Inc.	1	1,848,000	0.5	88,000	0.7	2019
UBS Financial Services, Inc.	3	1,842,643	0.5	53,987	0.5		(l)
Bressler, Amery & Ross, P.C.	1	1,766,850	0.5	70,674	0.6	2023
Sumitomo Mitsui Trust Bank (U.S.A.) Limited	1	1,711,454	0.5	38,134	0.3	2024
Budd Larner, P.C.	1	1,699,436	0.5	47,670	0.4	2024
Securitas Security Services	1	1,693,571	0.5	87,561	0.7		(m)
Gannett Satellite Information Network, Inc.	1	1,674,975	0.5	66,999	0.6	2024
Global Aerospace Inc.	1	1,556,457	0.5	47,891	0.4	2021

Totals		186,339,192	54.9	5,802,734	49.5

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)

Annualized base rental revenue is based on actual December 2018 billings times 12. For leases whose rent commences after January 1, 2019, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	45,256 square feet expire in 2019; 237,350 square feet expire in 2029.
(c)	9,356 square feet expire in 2019; 33,363 square feet expire in 2021; 388,207 square feet expire in 2027.
(d)	650 square feet expire in 2019; 295,922 square feet expire in 2032.
(e)	66,606 square feet expire in 2024; 54,341 square feet expire in 2026.
(f)	29,540 square feet expire in 2019; 129,786 square feet expire in 2031.
(g)	17,855 square feet expire in 2021; 38,930 square feet expire in 2023; 59,853 square feet expire in 2024; 20,395 square feet expire in 2026; 15,408 square feet expire in 2027.
(h)	82,936 square feet expire in 2026; 56,360 square feet expire in 2030.
(i)	63,372 square feet expire in 2023; 21,112 square feet expire in 2025; 37,387 square feet expire in 2033.
(j)	8,014 square feet expire in 2026; 80,360 square feet expire in 2029.
(k)	25,762 square feet expire in 2022; 32,108 square feet expire in 2024.
(l)	27,274 square feet expire in 2022; 26,713 square feet expire in 2024.
(m)	6,279 square feet expire in 2021; 81,282 square feet expire in 2031.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Commercial Properties beginning January 1, 2019, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)
2019	116	1,173,185	10.0	33,533,699	28.58	9.9

2020	106	701,983	6.0	19,169,051	27.31	5.6

2021	100	1,050,810	8.9	31,078,420	29.58	9.2

2022	105	985,721	8.4	24,964,494	25.33	7.4

2023	95	1,861,636	15.8	50,369,288	27.06	14.8

2024	86	1,359,720	11.6	39,325,965	28.92	11.6

2025	37	601,439	5.1	15,728,808	26.15	4.5

2026	47	740,426	6.3	23,098,690	31.20	6.8

2027	21	763,605	6.5	20,924,676	27.40	6.3

2028	13	257,312	2.2	7,840,005	30.47	2.3

2029	18	497,080	4.2	18,207,547	36.63	5.3

2030 and thereafter	38	1,757,833	15.0	55,493,892	31.57	16.3
Totals/Weighted Average	782	11,750,750	100.0	339,734,535	28.91	100.0

(a)

Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)

Annualized base rental revenue is based on actual December 2018 billings times 12. For leases whose rent commences after January 1, 2019 annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2018 aggregating 10,108 square feet and representing annualized rent of $375,809 for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	11,750,750
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	350,470
Square footage unleased	2,717,669
Total net rentable commercial square footage (does not include land leases)	14,818,889

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest commercial tenants industry classifications based on annualized contractual base rent of the Consolidated Properties:

	Annualized	Percentage of		Percentage of
	Base Rental	Company	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	68,916,174	20.3	2,071,256	17.6
Credit Intermediation & Related Activities	40,138,788	11.8	1,042,325	8.9
Insurance Carriers & Related Activities	38,363,491	11.3	1,196,679	10.2
Manufacturing	27,458,189	8.1	915,091	7.8
Health Care & Social Assistance	16,072,397	4.7	663,800	5.6
Other Professional	15,420,013	4.5	472,440	4.0
Publishing Industries	13,957,417	4.1	431,189	3.7
Computer System Design Svcs.	13,121,158	3.9	472,148	4.0
Wholesale Trade	13,087,555	3.9	738,635	6.3
Legal Services	10,569,814	3.1	336,393	2.9
Advertising/Related Services	8,637,528	2.5	276,876	2.4
Educational Services	7,131,814	2.1	264,995	2.3
Telecommunications	7,110,280	2.1	440,984	3.8
Accounting/Tax Prep.	7,072,387	2.1	243,860	2.1
Real Estate & Rental & Leasing	6,627,048	2.0	221,356	1.9
Management/Scientific	5,416,157	1.6	185,140	1.6
Admin & Support, Waste Mgt. & Remediation Svcs.	5,247,174	1.5	236,351	2.0
Architectural/Engineering	4,238,760	1.2	166,967	1.4
Retail Trade	3,926,950	1.2	193,230	1.6
Public Administration	3,720,994	1.1	140,936	1.2
Arts, Entertainment & Recreation	3,539,687	1.0	253,701	2.2
Other Services (except Public Administration)	2,944,201	0.9	132,147	1.1
Construction	2,801,808	0.8	138,293	1.2
Transportation	2,050,136	0.6	82,231	0.7
Data Processing Services	1,975,038	0.6	75,963	0.6
Mining	1,919,223	0.6	57,721	0.5
Scientific Research/Developmnt	1,791,019	0.5	61,333	0.5
Specialized Design Services	1,692,793	0.5	60,992	0.5
Accommodation & Food Services	1,312,475	0.4	52,936	0.5
Information Services	1,230,649	0.4	51,373	0.4
Other	2,243,418	0.6	73,409	0.5

TOTAL	339,734,535	100.0	11,750,750	100.0

(a)         The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).

(b)         Annualized base rental revenue is based on actual December 2018 billings times 12. For leases whose rent commences after January 1, 2019, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)          Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2018 aggregating 10,108 square feet and representing annualized base rent of $375,809 for which no new leases were signed.

(d)         Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

MARKET DIVERSIFICATION

The following table lists the Company’s markets, based on annualized commercial contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Jersey City, NJ	123,921,192	36.5	4,884,193	33.0
Newark, NJ (Essex-Morris-Union Counties)	94,560,948	27.9	3,646,430	24.6
Westchester-Rockland, NY	51,202,380	15.1	2,875,512	19.4
Middlesex-Somerset-Hunterdon, NJ	26,876,028	7.9	1,047,419	7.1
Monmouth-Ocean, NJ	19,324,272	5.7	1,069,490	7.2
Bergen-Passaic, NJ	11,063,736	3.3	616,510	4.2
Trenton, NJ	8,392,644	2.5	406,335	2.7
Stamford-Norwalk, CT	3,868,548	1.1	273,000	1.8

Totals	339,209,748	100.0	14,818,889	100.0

(a)         Annualized base rental revenue is based on actual December 31, 2018 billings times 12. For leases whose rent commences after January 1, 2019, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)         Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2018 aggregating 10,108 square feet and representing annualized base rent of $375,809 for which no new leases were signed.

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

The following table sets forth the quarterly high, low, and closing price per share of the General Partner’s Common Stock reported on the NYSE for the years ended December 31, 2018 and 2017, respectively:

For the Year Ended December 31, 2018

	High	Low	Close
First Quarter	$21.98	$15.86	$16.71
Second Quarter	$20.86	$16.23	$20.28
Third Quarter	$21.92	$18.92	$21.26
Fourth Quarter	$22.26	$19.02	$19.59

For the Year Ended December 31, 2017

	High	Low	Close
First Quarter	$29.70	$26.31	$26.94
Second Quarter	$28.57	$25.96	$27.14
Third Quarter	$27.75	$22.70	$23.71
Fourth Quarter	$24.04	$21.18	$21.56

On February 15, 2019, the closing Common Stock price reported on the NYSE was $21.08 per share.

On July 10, 2018, the General Partner filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the General Partner was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 15, 2019, the General Partner had 301 common shareholders of record (this does not include beneficial owners for whom Cede & Co. or others act as nominee) and the Operating Partnership had 86 owners of limited partnership units and one owner of General Partnership units.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2018, the General Partner issued 12,500 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The holders of the common units each received one share of common stock for each common unit that they redeemed.  The General Partner has registered the resale of such shares under the Securities Act.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”).  The graph assumes that the value of the investment in the General Partner’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2013 and that all dividends were reinvested.  The price of the General Partner’s Common Stock on December 31, 2013 (on which the graph is based) was $21.48.  The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

ITEM 6.        SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the General Partner.  The consolidated selected operating and balance sheet data of the General Partner as of December 31, 2018, 2017, 2016, 2015 and 2014, and for the years then ended have been derived from the General Partner’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2018	2017	2016	2015	2014
Total revenues	$530,606	$616,200	$613,398	$594,883	$636,799
Property expenses (b)	$206,235	$231,341	$240,957	$246,604	$276,193
Real estate services expenses	$17,919	$23,394	$26,260	$25,583	$26,136
General and administrative (c)	$53,988	$50,949	$51,979	$49,147	$71,051
Property Impairments	$—	$—	$—	$197,919	$—
Land impairments	$24,566	$—	$—	$—	$—
Interest expense	$83,754	$93,388	$94,889	$103,051	$112,878
Gain on change of control of interests	$14,217	$—	$15,347	$—	$—
Realized gains (losses) and unrealized losses on disposition of rental property, net	$99,436	$2,364	$109,666	$53,261	$54,848
Gain on disposition of developable land	$30,939	$—	$—	$—	$—
Gain on sale of investment in unconsolidated joint venture	$—	$23,131	$5,670	$6,448	$—
Loss from extinguishment of debt, net	$(10,750)	$(421)	$(30,540)	$—	$(582)
Net income (loss) available to common shareholders	$84,111	$23,185	$117,224	$(125,752)	$28,567
Net income (loss) per share — basic	$0.80	$0.06	$1.31	$(1.41)	$0.32
Net income (loss) per share — diluted	$0.80	$0.06	$1.30	$(1.41)	$0.32
Dividends declared per common share	$0.80	$0.75	$0.60	$0.60	$0.75
Basic weighted average shares outstanding	90,388	90,005	89,746	89,291	88,727
Diluted weighted average shares outstanding	100,724	100,703	100,498	100,222	100,041

Balance Sheet Data (a)	December 31,
In thousands	2018	2017	2016	2015	2014
Rental property, before accumulated depreciation and amortization	$5,306,017	$5,102,844	$4,804,867	$4,807,718	$4,958,179
Total assets	$5,060,644	$4,957,885	$4,296,766	$4,053,963	$4,182,933
Total debt (d)	$2,792,651	$2,809,568	$2,340,009	$2,145,393	$2,079,340
Total liabilities	$3,033,004	$3,076,954	$2,570,079	$2,370,255	$2,300,922
Redeemable noncontrolling interests	$330,459	$212,208	$—	$—	$—
Total Mack-Cali Realty Corporation stockholders’ equity	$1,486,658	$1,476,295	$1,527,171	$1,455,676	$1,624,781
Total noncontrolling interests in subsidiaries	$210,523	$192,428	$199,516	$228,032	$257,230

(a)         Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

(b)         Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.

(c)          Amount for the year ended December 31, 2018 includes $6.5 million of severance and related expenses related to executive management and other personnel changes during the year.  Amount for the year ended December 31, 2014 includes $23.8 million of severance costs related to the departure of the Company’s former chief executive officer and certain of the other executive officers in 2014.

(d)         Total debt is calculated by taking the sum of senior unsecured notes, unsecured revolving credit facility and term loans, and mortgages, loans payable and other obligations, net.

The following table sets forth selected financial data on a consolidated basis for the Operating Partnership.  The consolidated selected operating and balance sheet data of the Operating Partnership as of December 31, 2018, 2017, 2016, 2015 and 2014, and for the years then ended have been derived from the Operating Partnership’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per unit data	2018	2017	2016	2015	2014
Total revenues	$530,606	$616,200	$613,398	$594,883	$636,799
Property expenses (b)	$206,235	$231,341	$240,957	$246,604	$276,193
Real estate services expenses	$17,919	$23,394	$26,260	$25,583	$26,136
General and administrative (c)	$53,988	$50,949	$51,979	$49,147	$71,051
Property Impairments	$—	$—	$—	$197,919	$—
Land impairments	$24,566	$—	$—	$—	$—
Interest expense	$83,754	$93,388	$94,889	$103,051	$112,878
Gain on change of control of interests	$14,217	$—	$15,347	$—	$—
Realized gains (losses) and unrealized losses on disposition of rental property, net	$99,436	$2,364	$109,666	$53,261	$54,848
Gain on disposition of developable land	$30,939	$—	$—	$—	$—
Gain on sale of investment in unconsolidated joint venture	$—	$23,131	$5,670	$6,448	$—
Loss from extinguishment of debt, net	$(10,750)	$(421)	$(30,540)	$—	$(582)
Net income (loss) available to common unitholders	$93,638	$25,896	$130,945	$(141,008)	$32,169
Net income (loss) per unit — basic	$0.80	$0.06	$1.31	$(1.41)	$0.32
Net income (loss) per unit — diluted	$0.80	$0.06	$1.30	$(1.41)	$0.32
Distributions declared per common unit	$0.80	$0.75	$0.60	$0.60	$0.75
Basic weighted average units outstanding	100,634	100,410	100,245	100,222	99,999
Diluted weighted average units outstanding	100,724	100,703	100,498	100,222	100,041

Balance Sheet Data (a)	December 31,
In thousands	2018	2017	2016	2015	2014
Rental property, before accumulated depreciation and amortization	$5,306,017	$5,102,844	$4,804,867	$4,807,718	$4,958,179
Total assets	$5,060,644	$4,957,885	$4,296,766	$4,053,963	$4,182,933
Total debt (d)	$2,792,651	$2,809,568	$2,340,009	$2,145,393	$2,079,340
Total liabilities	$3,033,004	$3,076,954	$2,570,079	$2,370,255	$2,300,922
Redeemable noncontrolling interests	$330,459	$212,208	$—	$—	$—
Total equity	$1,697,181	$1,668,723	$1,726,687	$1,683,708	$1,882,011

(a)         Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

(b)         Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.

(c)          Amount for the year ended December 31, 2018 includes $6.5 million of severance and related expenses related to executive management and other personnel changes during the year.  Amount for the year ended December 31, 2014 includes $23.8 million of severance costs related to the departure of the Company’s former chief executive officer and of certain of the other executive officers in 2014.

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

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (collectively, the “General Partner”), including Mack-Cali Realty, L.P. (the “Operating Partnership”), has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the General Partner has been a publicly traded real estate investment trust (REIT) since 1994.

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, construction and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted.  Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.  The Company owns or has interests in 135 properties (collectively, the “Properties”), consisting of 56 office and 55 flex properties, totaling approximately 15.4 million square feet which are leased to approximately 700 commercial tenants and 24 multi-family rental properties containing 6,910 apartment units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 3.4 million square feet of additional commercial space and approximately 10,000 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  As part of this plan, over the past three years, the Company has sold or has contracted to sell multiple properties, primarily commercial office, which it believes do not meet its long-term goals.

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

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the lease percentage has declined or stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 14.1 million, 14.7 million and 20.9 million square feet at December 31, 2018, 2017 and 2016, respectively, was 83.2 percent leased at December 31, 2018, as compared to 87.6 percent leased at December 31, 2017 and 90.6 percent leased at December 31, 2016 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2018, 2017 and 2016 aggregate 10,108, 343,217 and 151,655 square feet, respectively, or 0.1, 2.3 and 0.7 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the year ended December 31, 2018 (on 950,548 square feet of renewals) increased an average of 21.7 percent compared to rates that were in effect under the prior leases, as compared to a 1.7 percent increase during 2017 (on 1,680,687 square feet of renewals) and a 10.9 percent increase in 2016 (on 1,559,046 square feet of renewals).  Estimated lease costs for the renewed leases in 2018 averaged $3.46 per square foot per year for a weighted average lease term of 4.7 years, estimated lease costs for the renewed leases in 2017 averaged $2.16 per square foot per year for a weighted average lease term of 7.2 years and estimated lease costs for the renewed leases in 2016 averaged $4.04 per square foot per year for a weighted average lease term of 5.1 years.  The Company believes that vacancy rates at its commercial properties have begun to bottom by the end of 2018 as the majority of the known move-outs at its waterfront portfolio have already occurred, and commercial rental rates may increase in some of its markets in 2019.  As of December 31, 2018, commercial leases which comprise approximately 9.9 and 5.6 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2019 and 2020, respectively.  With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If these recent leasing results do not prove to be sustaining in 2019, the Company may receive less revenue from the same space.

During 2017, Moody’s downgraded its investment grade rating on the Company’s senior unsecured debt to sub-investment grade and during 2018, Standard & Poor’s lowered its investment grade rating on the Company’s senior unsecured debt to sub-investment grade.  Amongst other things, such downgrade would have increased the interest rate on outstanding borrowings under the Company’s current $600 million unsecured revolving credit facility (which was amended in January 2017) from the London Inter-Bank Offered Rate (“LIBOR”) plus 120 basis points to LIBOR plus 155 basis points and the annual credit facility fee it pays would have increased from 25 to 30 basis points.  Additionally, any such downgrade would have increased the current interest rate on each of the Company’s $350 million unsecured term loan and $325 million unsecured term loan from LIBOR plus 140 basis points to LIBOR plus 185 points.  Effective March 6, 2018, the Company elected to utilize the leverage grid pricing available under the unsecured revolving credit facility and both unsecured term loans.  This resulted in an interest rate of LIBOR plus 130 basis points for the Company’s unsecured revolving credit facility and 25 basis points for the facility fee and LIBOR plus 155 basis points for both unsecured term loans at the Company’s current total leverage ratio.  In addition, a downgrade in its ratings to sub-investment grade would result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•                  recent transactions;

•                  critical accounting policies and estimates;

•                  results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017;

•                  results of operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016; and

•                  liquidity and capital resources.

Recent Transactions

Acquisitions:

On February 6, 2019, the Company completed the acquisition of a 271,988 square foot office property located in Iselin, New Jersey, for a purchase price of $61.5 million, which was funded using funds available with the Company’s qualified intermediary and borrowings under the Company’s unsecured revolving credit facility.

On January 25, 2019, the Company signed an agreement to acquire a 377-unit multi-family rental property located in Jersey City, New Jersey for approximately $264 million, subject to certain conditions.  The acquisition is expected to be completed in the second quarter 2019.

Properties Commencing Initial Operations:

The following properties commenced initial operations during the year ended December 31, 2018 (dollars in thousands):

				# of	Total
In-Service				Apartment Units/	Development
Date	Property	Location	Type	Rooms	Costs Incurred
03/01/18	145 Front at City Square	Worcester, MA	Multi-Family	365	$97,483	(a)
04/01/18	Signature Place at Morris Plains	Morris Plains, NJ	Multi-Family	197	56,715	(b)
05/01/18	Portside 5/6	East Boston, MA	Multi-Family	296	114,694	(c)
08/01/18	RiverHouse 11 at Port Imperial	Weehawken, NJ	Multi-Family	295	130,369	(d)
12/13/18	Residence Inn By Marriott (Phase I)	Weehawken, NJ	Hotel	164	58,723	(e)
Totals				1,317	$457,984

(a)         Development costs as of December 31, 2018 included approximately $4.4 in land costs.  As of December 31, 2018, the Company anticipates additional costs of approximately $1.1 million, which will be primarily funded from a construction loan.

(b)         Development costs as of December 31, 2018 included approximately $0.9 in land costs.

(c)          As of December 31, 2018, the Company anticipates additional costs of approximately $0.7 million, which will be funded by the Company.

(d)         As of December 31, 2018, the Company anticipates additional costs of $1.2 million which will be funded by the Company.

(e)          As of December 31, 2018, the Company anticipates additional costs of $20.1 million which will be funded from a construction loan.

Consolidations:

On August 2, 2018, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture Marbella Tower Urban Renewal Associates LLC, a 412-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent interest for $65.6 million in cash.  The property was subject to a mortgage loan that had a principal balance of $95 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Concurrently with the closing, the joint venture repaid the $95 million mortgage loan in full and obtained a new loan collateralized by the property in the amount of $131 million, which bears interest at 4.07 percent and matures in August 2026.  The venture distributed $37.4 million of the loan proceeds, of which the Company’s share was $30.4 million.  As a result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest.  In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE.  As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $14.2 million (a non-cash item) in the year ended December 31, 2018, when the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4.  Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $14 million and the noncontrolling interest’s fair value of $29.8 million.  See Note 9: Mortgages, Loans Payable and Other Obligations.

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

Dispositions/Rental Property Held for Sale:

The Company disposed of the following office properties during the year ended December 31, 2018 (dollars in thousands):

								Realized
								Gains
				Rentable	Net		Net	(losses)/
Disposition			# of	Square	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Losses, net
02/15/18	35 Waterview Boulevard (a)	Parsippany, New Jersey	1	172,498	$25,994		$25,739	$255
03/05/18	Hamilton portfolio (b)	Hamilton, New Jersey	6	239,262	17,546		17,501	45
03/07/18	Wall portfolio first closing	Wall, New Jersey	5	179,601	14,053		10,526	3,527
03/22/18	700 Horizon Drive	Hamilton, New Jersey	1	120,000	33,020		16,053	16,967
03/23/18	Wall portfolio second closing	Wall, New Jersey	3	217,822	30,209		12,961	17,248
03/28/18	75 Livingston Avenue	Roseland, New Jersey	1	94,221	7,983		5,609	2,374
03/28/18	20 Waterview Boulevard (c)	Parsippany, New Jersey	1	225,550	12,475		11,795	680
03/30/18	Westchester Financial Center (d)	White Plains, New York	2	489,000	81,769		64,679	17,090
06/27/18	65 Jackson Drive	Cranford, New Jersey	0	—	1,510	(e)	—	1,510
08/02/18	600 Horizon Drive	Hamilton, New Jersey	1	95,000	15,127		6,191	8,936
09/05/18	1 & 3 Barker Avenue	White Plains, New York	2	133,300	15,140		13,543	1,597
11/15/18	120 Passaic Street (f)	Rochelle Park, New Jersey	1	52,000	2,667		2,568	99
12/31/18	Elmsford Distribution Center	Elmsford, New York	6	387,400	66,557		17,314	49,243
Sub-total			30	2,405,654	324,050		204,479	119,571

Unrealized losses on rental property held for sale								(20,135)
Totals			30	2,405,654	$324,050		$204,479	$99,436

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

(d)   Prior to closing, the Company provided financing through a note receivable to an affiliate of the buyers of $4.0 million.  The note was paid off in October 2018.

(e)   Represents the receipt by the Company in the second quarter 2018 of variable contingent sales consideration, net of costs, of $1.5 million subsequent to disposition of the property sold in January 2017.

(f)    The net sale proceeds were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2018.   See Note 5: Deferred Charges, Goodwill and Other Assets, Net).

The Company disposed of the following developable land holding during the year ended December 31, 2018 (dollars in thousands):

			Net	Net	Gain on
Disposition			Sales	Carrying	Disposition of
Date	Property Address	Location	Proceeds	Value	Developable Land
12/31/18	One Lake Street	Upper Saddle River, New Jersey (a)	$46,036	$15,097	$30,939

Totals			$46,036	$15,097	$30,939

(a)   The net sale proceeds were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2018.   See Note 5: Deferred Charges, Goodwill and Other Assets, Net.  The net carrying value includes $3 million of development costs funded at the closing.

The Company identified as held for sale six office properties totaling approximately 845,000 square feet and a 159 unit multi-family rental property as of December 31, 2018.  The properties are located in Fort Lee, Newark, Paramus, Bridgewater, Morris Plains and Rahway, New Jersey.  The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $124 million.  The Company determined that the carrying value of four of the properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $20.1 million during the year ended December 31, 2018.  In January 2019, the Company completed the disposition of three of these properties for sales proceeds of approximately $54.5 million.

Land Impairments:

The Company owns two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties.  During the fourth quarter 2018, the Company made the decision to pursue selling the land parcels rather than developing them.  Due to the shortening of the expected periods of ownership, the Company determined that it was necessary to reduce the carrying values of the land parcels to their estimated fair values (ascertained by broker opinions of value obtained during the marketing process) and recorded total land impairments charges of $24.6 million at December 31, 2018

Unconsolidated Joint Venture Activity:

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC (“Marbella II”), a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent interest for $77.5 million in cash.  The acquisition was funded primarily using available cash.  Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan in the amount of $117 million.

On December 11, 2018, the Company acquired one of its partner’s interest in the Metropolitan and Shops at 40 Park and the Lofts at 40 Park for $1.3 million and as a result, increased its ownership from 12.5 percent interest to 25 percent interest in the Metropolitan and Shops at 40 Park and from 25 percent interest to 50 percent interest in the Lofts at 40 Park.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs were expensed as incurred through December 31, 2016.  The Company early adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations.  Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2018, 2017 and 2016 was $27.0 million, $20.2 million and $19.3 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant.  Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships or leases.

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

Redeemable Noncontrolling Interests:

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

Results From Operations

The following comparisons for the year ended December 31, 2018 (“2018”), as compared to the year ended December 31, 2017 (“2017”), and for 2017 as compared to the year ended December 31, 2016 (“2016”) make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2016, (for the 2018 versus 2017 comparisons), and which represent all in-service properties owned by the Company at December 31, 2015 (for the 2017 versus 2016 comparisons), excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2016 through December 31, 2018; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2017 through December 31, 2018 (for the 2018 versus 2017 comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2016 through December 31, 2017 (for the 2017 versus 2016 comparisons), and (iii) the effect of “Properties Sold” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2016 through December 31, 2018.  During the 2018 and 2017 periods, six office properties, aggregating 638,481 square feet, were removed from service as they were being redeveloped by the Company.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2018	2017	Change	Change
Revenue from rental operations and other:
Base rents	$436,222	$501,334	$(65,112)	(13.0)%
Escalations and recoveries from tenants	44,121	58,767	(14,646)	(24.9)
Parking income	22,117	20,270	1,847	9.1
Other income	11,052	12,700	(1,648)	(13.0)
Total revenues from rental operations	513,512	593,071	(79,559)	(13.4)

Property expenses:
Real estate taxes	64,555	81,364	(16,809)	(20.7)
Utilities	39,054	42,598	(3,544)	(8.3)
Operating services	102,626	107,379	(4,753)	(4.4)
Total property expenses	206,235	231,341	(25,106)	(10.9)

Non-property revenues:
Real estate services	17,094	23,129	(6,035)	(26.1)
Total non-property revenues	17,094	23,129	(6,035)	(26.1)

Non-property expenses:
Real estate services expenses	17,919	23,394	(5,475)	(23.4)
General and administrative	53,988	50,949	3,039	6.0
Depreciation and amortization	174,847	205,169	(30,322)	(14.8)
Land Impairments	24,566	—	24,566	—
Total non-property expenses	271,320	279,512	(8,192)	(2.9)
Other (expense) income:
Interest expense	(83,754)	(93,388)	9,634	10.3
Interest and other investment income (loss)	3,389	2,766	623	22.5
Equity in earnings (loss) of unconsolidated joint ventures	(127)	(6,081)	5,954	97.9
Gain on change of control of interests	14,217	—	14,217	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	99,436	2,364	97,072	4,106.3
Gain on disposition of developable land	30,939	—	30,939	—
Gain on sale of investment in unconsolidated joint venture	—	23,131	(23,131)	(100.0)
Loss from extinguishment of debt, net	(10,750)	(421)	(10,329)	(2,453.4)
Total other (expense) income	53,350	(71,629)	124,979	174.5
Net income	$106,401	$33,718	$72,683	215.6%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2018 as compared to 2017 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2017 and 2018:

	Total Company		Same-Store Properties		Acquired Properties		Properties Sold in 2017 and 2018
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$(65,112)	(13.0)%	$(20,899)	(4.2)%	$28,011	5.6%	$(72,224)	(14.4)%
Escalations and recoveries from tenants	(14,646)	(24.9)	(4,392)	(7.5)	1,700	2.9	(11,954)	(20.3)
Parking income	1,847	9.1	916	4.5	2,090	10.3	(1,159)	(5.7)
Other income	(1,648)	(13.0)	(2,428)	(19.1)	1,401	11.0	(621)	(4.9)
Total	$(79,559)	(13.4)%	$(26,803)	(4.5)%	$33,202	5.6%	$(85,958)	(14.5)%

Property expenses:
Real estate taxes	$(16,809)	(20.7)%	$(6,820)	(8.4)%	$2,933	3.6%	$(12,922)	(15.9)%
Utilities	(3,544)	(8.3)	1,355	3.2	2,177	5.1	(7,076)	(16.6)
Operating services	(4,753)	(4.4)	1,145	1.1	7,710	7.2	(13,608)	(12.7)
Total	$(25,106)	(10.9)%	$(4,320)	(1.9)%	$12,820	5.5%	$(33,606)	(14.5)%

OTHER DATA:
Number of Consolidated Properties	120		105		15		97
Commercial Square feet (in thousands)	14,857		13,601		1,256		7,669
Multi-family portfolio (number of units)	3,988		2,028		1,960		—

Base rents.  Base rents for the Same-Store Properties decreased $20.9 million, or 4.2 percent, for 2018 as compared to 2017, due primarily to a 650 basis point decrease in the average same store percent leased of the office portfolio from 89.4 percent in 2017 to 82.9 percent in 2018, primarily from the Company’s office properties located in Jersey City, New Jersey.

Escalations and recoveries.  Escalations and recoveries from tenants for the Same-Store Properties decreased $4.4 million, or 7.5 percent, for 2018 over 2017, due primarily to lower real estate tax expenses, as well as lower percent leased, in 2018 at its office properties in Jersey City, New Jersey, which resulted in lower recoveries in 2018 as compared to 2017.

Parking income.  Parking income for the Same-Store Properties increased $0.9 million, or 4.5 percent for 2018 as compared to 2017 due primarily to an overall greater amount of parking usage in 2018.

Other income.  Other income for the Same-Store Properties decreased $2.4 million, or 19.1 percent for 2018 as compared to 2017 due primarily to a decrease in lease breakage fees recognized in 2018, as compared to 2017.

Real estate taxes.  Real estate taxes on the Same-Store Properties decreased $6.8 million, or 8.4 percent, for 2018 as compared to 2017 due primarily to an increase in tax appeal proceeds received in 2018 as compared to 2017.  Real estate taxes, without the effect of net tax appeal proceeds, decreased $2.5 million, or 2.9 percent, for 2018 as compared to 2017 due primarily to lower tax assessment values for the Company’s office properties in Jersey City, New Jersey in 2018.

Utilities.  Utilities for the Same-Store Properties increased $1.4 million, or 3.2 percent, for 2018 as compared to 2017, due primarily to increased electricity rates and usage in 2018 as compared to 2017.

Operating services.  Operating services for the Same-Store Properties increased $1.1 million, or 1.1 percent, due primarily to severance, separation and related costs in 2018 from property management restructurings of $1.4 million, partially offset by a decrease of $0.7 million in property maintenance costs in 2018 as compared to 2017.

Real estate services revenue.  Real estate services revenue (primarily reimbursement of property personnel costs) decreased $6.0 million, or 26.1 percent, for 2018 as compared to 2017, due primarily to decreased third party development and property management activity in multi-family services in 2018 as compared to 2017.

Real estate services expenses.  Real estate services expenses decreased $5.5 million, or 23.4 percent, for 2018 as compared to 2017 due primarily to decreased salaries and related expenses from lower third party services activities in 2018.

General and administrative.  General and administrative expenses increased $3.0 million, or 6.0 percent, in 2018 as compared to 2017 due primarily to severance, separation and related costs from management restructurings in 2018 of $6.6 million, partially offset by a decrease in overhead salaries and related expenses from a decrease in overall corporate personnel in 2018 as compared to 2017 of $3.9 million.

Depreciation and amortization.  Depreciation and amortization decreased $30.3 million, or 14.8 percent, for 2018 over 2017.  This increase was due primarily to lower depreciation of approximately $34.1 million for properties sold or removed from service during 2017 and 2018 and a decrease of $3.1 million for 2018 as compared to 2017 on the Same-Store Properties primarily due to assets becoming fully amortized.  These were partially offset by an increase in depreciation of $6.9 million for 2018 as compared to 2017 from the Acquired Properties.

Land impairments.  The Company recorded land impairment charges of $24.6 million in 2018 on two developable land parcels in Pennsylvania.

Interest expense.  Interest expense decreased $9.6 million, or 10.3 percent, for 2018 as compared to 2017.  This decrease was primarily the result of lower average interest rates for 2018 as compared to 2017, due to the refinancing of the Company’s debt in 2017 and 2018.

Interest and other investment income.  Interest and other investment income increased $0.6 million, or 22.5 percent, for 2018 as compared to 2017 primarily due to higher average notes receivable balances outstanding in 2018 as compared to 2017.

Equity in earnings (loss) of unconsolidated joint ventures.  Equity in earnings of unconsolidated joint ventures increased $6.0 million, or 97.9 percent, for 2018 as compared to 2017.  The increase was due primarily to an increase of $5.4 million for 2018 as compared to 2017 from the Urby at Harborside venture, which was placed in service in 2017, and also included in 2018 the Company’s share of $2.6 million from venture’s sale of an economic tax credit to a third party.

Gain on change of control of interests.  The Company recorded a gain on change of control of interests of $14.2 million in 2018 as a result of its acquisition of its equity partners’ interest in a multi-family property located in Jersey City, New Jersey.  See Note 3: Recent Transactions — Consolidations — to the Financial Statements.

Realized gains (losses) and unrealized losses on disposition of rental property, net.  The Company had realized gains (unrealized losses) on disposition of rental property of $99.4 million in 2018 and $2.4 million in 2017.  See Note 3: Recent Transactions — Dispositions — to the Financial Statements.

Gain on disposition of developable land.  The Company recorded a gain of $30.9 million 2018 on the disposal of land in Upper Saddle River, New Jersey.  See Note 3: Recent Transactions — Dispositions — to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture.  In 2017, the Company recorded a $23.1 million gain on the sale in 2017 of its interests in certain joint ventures.

Loss from extinguishment of debt, net.  In 2018, the Company recognized a loss from extinguishment of debt of $10.8 million in connection with the early prepayment of certain mortgage payables.  In 2017, the Company recognized a loss from extinguishment of debt of $0.4 million due to allocated costs as a result of the amendment of its revolving credit facility in 2017 and the refinancing of a mortgage loan in 2017.  See Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans and Note 9 to the Financial Statements: Mortgages, Loans Payable and Other Obligations.

Net income.  Net income increased to $106.4 million in 2018 from $33.7 million in 2017.  The increase of $72.7 million was due to the factors discussed above.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Revenue from rental operations and other:
Base rents	$501,334	$506,877	$(5,543)	(1.1)%
Escalations and recoveries from tenants	58,767	60,505	(1,738)	(2.9)
Parking income	20,270	13,630	6,640	48.7
Other income	12,700	5,797	6,903	119.1
Total revenues from rental operations	593,071	586,809	6,262	1.1

Property expenses:
Real estate taxes	81,364	87,379	(6,015)	(6.9)
Utilities	42,598	49,624	(7,026)	(14.2)
Operating services	107,379	103,954	3,425	3.3
Total property expenses	231,341	240,957	(9,616)	(4.0)

Non-property revenues:
Real estate services	23,129	26,589	(3,460)	(13.0)
Total non-property revenues	23,129	26,589	(3,460)	(13.0)

Non-property expenses:
Real estate services expenses	23,394	26,260	(2,866)	(10.9)
General and administrative	50,949	51,979	(1,030)	(2.0)
Acquisition-related costs	—	2,880	(2,880)	(100.0)
Depreciation and amortization	205,169	186,684	18,485	9.9
Total non-property expenses	279,512	267,803	11,709	4.4
Other (expense) income:
Interest expense	(93,388)	(94,889)	1,501	1.6
Interest and other investment income	2,766	1,614	1,152	71.4
Equity in earnings (loss) of unconsolidated joint ventures	(6,081)	18,788	(24,869)	(132.4)
Gain on change of control of interests	—	15,347	(15,347)	(100.0)
Realized gains (losses) and unrealized losses on disposition of rental property, net	2,364	109,666	(107,302)	(97.8)
Gain on sale of investment in unconsolidated joint venture	23,131	5,670	17,461	308.0
Loss from extinguishment of debt, net	(421)	(30,540)	30,119	98.6
Total other (expense) income	(71,629)	25,656	(97,285)	(379.2)
Net income	$33,718	$130,294	$(96,576)	(74.1)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2017 as compared to 2016 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2016 and 2017:

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

Repositioning of the Company’s Portfolio:

As described earlier relative to its current strategic initiative, the Company’s management has been reviewing its portfolio and identifying opportunities to divest of non-core office properties that no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or when market conditions are favorable to be sold at attractive prices.  The Company anticipates continuing to redeploy the proceeds from non-core rental property sales in the near-term to acquire office or multi-family rental properties, enhance amenities and infrastructure at existing office properties, develop, redevelop and acquire multi-family rental properties, as well as reposition certain office properties into multi-family residential and/or mixed use properties, in its core Northeast sub-markets.

Construction Projects:

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel (164 keys Residence Inn and 208 keys Marriott Envue) in Weehawken, New Jersey.  The Residence Inn opened in 4Q 2018 and the Marriott Envue is expected to open in 2Q 2019.   The construction of the project is estimated to cost $159.9 million, with construction costs of $147.1 million incurred by the venture through December 31, 2018.  The project costs are expected to be funded from a $94 million construction loan (with $73.4 million outstanding as of December 31, 2018).

The Company is developing a 313-unit multi-family project known as Building 8/9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018.  The construction project, which is estimated to cost $142.6 million of which construction costs of $35.4 million have been incurred through December 31, 2018, is expected to be ready for occupancy in fourth quarter 2020.  The Company is expected to fund $50.6 million of construction costs, of which the Company has funded $35.4 million as of December 31, 2018, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge, in Malden, Massachusetts, which began construction in third quarter 2018.  The construction project, which is estimated to cost $99.9 million of which $20.2 million have been incurred through December 31, 2018, is expected to be ready for occupancy in fourth quarter 2020.  The Company is expected to fund $37.9 million of construction costs, of which the Company has funded $20.2 million as of December 31, 2018, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

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

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $72.2 million ($81.8 million, including units in the Operating Partnership held by parties other than the General Partner) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of December 31, 2018, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 79 of the Company’s properties, primarily a portfolio of flex properties in Westchester County, New York, with an aggregate carrying value of approximately $1.4 billion, are subject to these conditions.

Unencumbered Properties:

As of December 31, 2018, the Company had 104 unencumbered properties with a carrying value of $2.2 billion representing 88.1 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $18.4 million to $49.6 million at December 31, 2018, compared to $68.0 million at December 31, 2017.  This decrease is comprised of the following net cash flow items:

(1)	$167.1 million provided by operating activities.

(2)	$168.2 million used in investing activities, consisting primarily of the following:

(a) $11.8 million used for investments in unconsolidated joint ventures; plus
(b) $164.8 million used for rental property acquisitions and related intangibles; plus
(c) $168.4 million used for additions to rental property and improvements; plus
(d) $184.8 million used for the development of rental property, other related costs and deposits; minus
(e) $338 million from proceeds from the sales of rental property; minus
(f) $12.1 million received from payments of notes receivables; minus
(g) $11.6 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$17.3 million used in financing activities, consisting primarily of the following:

(a) $494 million used for repayments of revolving credit facility; plus
(b) $418.5 million used for repayments of mortgages, loans payable and other obligations; minus
(c) $94 million used for payments of dividends and distributions; plus
(d) $3.6 million used for payment of finance cost, minus
(e) $461 million from borrowings under the revolving credit facility; minus
(f) $434.3 million from proceeds received from mortgages and loans payable; minus
(g) $105 million from issuance of redeemable noncontrolling interests; minus
(h) $7.5 million from contributions to noncontrolling interests.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2018:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)		Weighted Average Maturity in Years

Fixed Rate Unsecured Debt and Other Obligations	$1,250,000	44.53%	3.70%		2.04
Fixed Rate Secured Debt	1,243,219	44.28%	3.83%		6.70
Variable Rate Secured Debt	197,177	7.02%	5.59%		0.68
Variable Rate Unsecured Debt (b)	117,000	4.17%	3.74%		2.07

Totals/Weighted Average:	$2,807,396	100.00%	3.89	%(b)	4.01
Adjustment for unamortized debt discount	(2,838)
Unamortized deferred financing costs	(11,907)
Total Debt, Net	$2,792,651

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 2.45 percent as of December 31, 2018, plus the applicable spread.

(b)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $3.3 million for the year ended December 31, 2018.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2018 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments (a)

2019 (b)	$532	$546,711	$547,243	4.11%
2020	2,903	325,000	327,903	3.46%
2021 (c)	3,227	285,800	289,027	3.42%
2022	3,284	300,000	303,284	4.60%
2023	3,412	333,998	337,410	3.53%
Thereafter	7,230	991,929	999,159	3.95%
Sub-total	20,588	2,783,438	2,804,026	3.89%
Adjustment for unamortized debt discount/premium, net as of December 31, 2018	(2,838)	—	(2,838)
Unamortized mark to market	3,370	—	3,370
Unamortized deferred financing costs	(11,907)	—	(11,907)
Totals/Weighted Average	$9,213	$2,783,438	$2,792,651	3.89	%(d)

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 2.45 percent as of December 31, 2018, plus the applicable spread.

(b)         On January 7, 2019, the Company exercised a one-year extension option on the $350 million term loan scheduled to mature in January 2019, which extended the maturity of the Term Loan to January 2020.

(c)          Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $117 million.

(d)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $3.3 million for the year ended December 31, 2018.

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $570 million as of December 31, 2018) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility and Term Loans:

On January 25, 2017, the Company entered into an amended revolving credit facility and new term loan agreement (“2017 Credit Agreement”) with a group of 13 lenders.  Pursuant to the 2017 Credit Agreement, the Company refinanced its existing $600 million unsecured revolving credit facility (“2017 Credit Facility”) and entered into a new $325 million unsecured term loan facility (“2017 Term Loan”).  Effective March 6, 2018, the Company elected to determine its interest rate under the 2017 Credit Agreement and under the 2017 Term Loan using the defined leverage ratio option, resulting in an interest rate of LIBOR plus 130 basis points and LIBOR plus 155 basis points, respectively.

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

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Credit Facility is currently based on the following total leverage ratio grid:

Total Leverage Ratio	Interest Rate - Applicable Basis Points above LIBOR	Interest Rate - Applicable Basis Points Above LIBOR for Alternate Base Rate Loans	Facility Fee Basis Points

<45%	125.0	25.0	20.0
>45% and <50% (current ratio)	130.0	30.0	25.0
>50% and <55%	135.0	35.0	30.0
>55%	160.0	60.0	35.0

Prior to the election to use the defined leverage ratio option, the interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the current borrowing capacity, payable quarterly in arrears, on the 2017 Credit Facility were based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership’s Unsecured Debt Ratings: Higher of S&P or Moody’s	Interest Rate - Applicable Basis Points Above LIBOR	Interest Rate - Applicable Basis Points Above LIBOR for Alternate Base Rate Loans	Facility Fee Basis Points

No ratings or less than BBB-/Baa3	155.0	55.0	30.0
BBB- or Baa3 (interest rate based on Company’s election through March 5, 2018)	120.0	20.0	25.0
BBB or Baa2	100.0	0.0	20.0
BBB+ or Baa1	90.0	0.0	15.0
A- or A3 or higher	87.5	0.0	12.5

The terms of the 2017 Term Loan include: (1) a three-year term ending in January 2020, with two one-year extension options; (2) multiple draws of the term loan commitments may be made within 12 months of the effective date of the 2017 Credit Agreement up to an aggregate principal amount of $325 million (subject to increase as discussed below), with no requirement to be drawn in full; provided, that, if the Company does not borrow at least 50 percent of the initial term commitment from the term lenders (i.e. 50 percent of $325 million) on or before July 25, 2017, the amount of unused term loan commitments shall be reduced on such date so that, after giving effect to such reduction, the amount of unused term loan commitments is not greater than the outstanding term loans on such date; (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P or, at the Operating Partnership’s option if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a term commitment fee on any unused term loan commitment during the first 12 months after the effective date of the 2017 Credit Agreement at a rate of 0.25 percent per annum on the sum of the average daily unused portion of the aggregate term loan commitments.

On March 29, 2017, the Company executed interest rate swap arrangements to fix LIBOR with an aggregate average rate of 1.6473% for the swaps and a current aggregate fixed rate of 3.0473% for borrowings under the 2017 Term Loan.

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Term Loan is currently based on the following total leverage ratio grid:

Total Leverage Ratio	Interest Rate - Applicable Basis Points above LIBOR	Interest Rate - Applicable Basis Points Above LIBOR for Alternate Base Rate Loans
<45%	145.0	45.0
>45% and <50% (current ratio)	155.0	55.0
>50% and <55%	165.0	65.0
>55%	195.0	95.0

Prior to the election to use the defined leverage ratio option, the interest rate on the 2017 Term Loan was based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership’s Unsecured Debt Ratings: Higher of S&P or Moody’s	Interest Rate - Applicable Basis Points Above LIBOR	Interest Rate - Applicable Basis Points Above LIBOR for Alternate Base Rate Loans
No ratings or less than BBB-/Baa3	185.0	85.0
BBB- or Baa3 (interest rate based on Company’s election through March 5, 2018)	140.0	40.0
BBB or Baa2	115.0	15.0
BBB+ or Baa1	100.0	0.0
A- or A3 or higher	90.0	0.0

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

Before it amended and restated its unsecured revolving credit facility in January 2017, the Company had a $600 million unsecured revolving credit facility with a group of 17 lenders that was scheduled to mature in July 2017. The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity, payable quarterly in arrears, was based upon the Operating Partnership’s unsecured debt ratings at the time, as follows:

Operating Partnership’s Unsecured Debt Ratings: Higher of S&P or Moody’s	Interest Rate - Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3 (since January 2017 amendment)	130.0	30.0
BBB or Baa2	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which matures in January 2019 with two one-year extension options.  On January 7, 2019, the Company exercised the first one-year extension option with the payment of an extension fee of $0.5 million, which extended the maturity of the 2016 Term Loan to January 2020.  The interest rate for the term loan is based on the Operating Partnership’s unsecured debt ratings, or, at the Company’s option, a defined leverage ratio.  Effective March 6, 2018, the Company elected to determine its interest rate under the 2016 Term Loan using the defined leverage ratio option, resulting in an interest rate of LIBOR plus 155 basis points.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent.  The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay $200 million senior unsecured notes that matured on January 15, 2016.

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2016 Term Loan is currently based on the following total leverage ratio grid:

Total Leverage Ratio	Interest Rate - Applicable Basis Points above LIBOR
<45%	145.0
>45% and <50% (current ratio)	155.0
>50% and <55%	165.0
>55%	195.0

Prior to the election to use the defined leverage ratio option, the interest rate on the 2016 Term Loan was based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership’s Unsecured Debt Ratings: Higher of S&P or Moody’s	Interest Rate - Applicable Basis Points Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (interest rate based on Company’s election through March 5, 2018)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

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

On January 8, 2018, the Company prepaid mortgage debt of approximately $209 million that encumbered the Company’s property at Harborside Plaza 5, for which it incurred costs of approximately $8.4 million, which is included in loss from extinguishment of debt, net, for the year ended December 31, 2018.

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loans, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 15, 2019, the Company had outstanding borrowings of $167 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2019.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units from January 1, 2018 to December 31, 2018:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2018	89,914,113	10,438,855	100,352,968
Common units redeemed for common stock	264,570	(264,570)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3,227	—	3,227
Restricted shares and common units issued	147,108	—	147,108
Cancellation of restricted shares	(8,712)	—	(8,712)

Outstanding at December 31, 2018	90,320,306	10,174,285	100,494,591

Share/Unit Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of December 31, 2018, the General Partner has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in the years ended December 31, 2017 and 2018 and through February 15, 2019.

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

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of February 15, 2019.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of February 15, 2019.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $316.9 million of which the Company has agreed to guarantee up to $35.8 million.  As of December 31, 2018, the outstanding balance of such debt totaled $204.9 million of which $24.6 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of December 31, 2018:

		Payments Due by Period
		Less than 1		2 – 3		4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year		Years		Years	Years	Years
Senior unsecured notes	$661,232	$22,163		$44,325		$594,744	$—	—
Unsecured revolving credit facility and term loans (a)	813,363	365,837	(c)	447,526	(d)	—	—	—
Mortgages, loans payable and other obligations (b)	1,649,949	261,862	(e)	264,822		148,218	846,327	$128,720
Payments in lieu of taxes (PILOT)	26,579	8,656		15,367		2,556	—	—
Ground lease payments	222,551	2,471		4,982		4,981	12,109	198,008
Other	1,250	1,250		—		—	—	—
Total	$3,374,924	$662,239		$777,022		$750,499	$858,436	$326,728

(a)         Interest payments assume LIBOR rate of 2.45 percent, which is the weighted average rate on this outstanding variable rate debt at December 31, 2018, plus the applicable spread.

(b)         Interest payments assume LIBOR rate of 2.46 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at December 31, 2018, plus the applicable spread.

(c)          Includes $350 million pertaining to the 2016 Term Loan originally maturing in January 2019, with two one-year extension options.  On January 7, 2019, the Company exercised the first one-year extension option, which extended the maturity of the 2016 Term Loan to January 2020.

(d)         Includes $325 million pertaining to the 2017 Term Loan currently maturing in January 2020, with two one-year extension options.  Also includes $197 million pertaining to current borrowings on the unsecured revolving credit facility with a four-year term ending in January 2021, with two six-month extension options.

(e)          Includes $172 million pertaining to various mortgages with one-year extension options.

Changes in Executive Officers:

On October 31, 2018, RRT entered into a separation and consulting agreement with Robert Andrew Marshall, the President and Executive Vice President of Development of RRT (the “Separation and Consulting Agreement”).  Pursuant to the Separation and Consulting Agreement, Mr. Marshall’s employment with RRT was terminated, effective as of October 31, 2018 (the “Termination Date”), and Mr. Marshall has agreed to provide consulting services to RRT and the Company during the period beginning on November 1, 2018 and ending on March 31, 2019 (the “Consulting Period”).

Under the terms of the Separation and Consulting Agreement, Mr. Marshall was to receive the following separation payments:

•                  accrued but unpaid base salary through October 31, 2018;

•                  unreimbursed expenses incurred by Mr. Marshall prior to the Termination Date; and

•                  COBRA payments through January 31, 2019, in an aggregate amount equal to approximately $7,533.

•                  In addition, during the Consulting Period, Mr. Marshall will receive a monthly consulting fee of $22,500.

•                  Additionally, the Separation and Consulting Agreement provides that Mr. Marshall will continue to vest during the Consulting Period in all of the 22,120 Time-Based Long-Term Incentive Plan Awards originally issued in March 2016 (the “Vested 2016 Time-Based LTIP Awards”) and 28,880 of the 35,697 Performance-Based Long-Term Incentive Plan Awards originally issued in March 2016 (the “Vested 2016 Performance-Based LTIP Awards” and, together with the Vested 2016 Time-Based LTIP Awards, the “Vested 2016 LTIP Awards”).  The Vested 2016 LTIP  awards will vest on the earliest to occur of (i) Mr. Marshall’s death, (ii) the termination of Mr. Marshall’s consulting services by the Company for any reason other than for Cause (as defined in the Separation and Consulting Agreement) prior to March 31, 2019 or (iii) March 8, 2019 (such earliest date, the “Vesting Date”), subject to Mr. Marshall’s continuous performance of the consulting services through the applicable Vesting Date. All other equity awards previously issued to Mr. Marshall, including the remaining 6,817 Performance-Based LTIP Awards originally issued in March 2016, 4,449 Time-Based Long-Term Incentive Plan Awards originally issued in April 2017, 13,473 Performance-Based Long-Term Incentive Plan Awards originally issued in April 2017, 11,799 Time-Based Long-Term Incentive Plan Awards originally issued in April 2018, and 22,676 Performance-Based Long-Term Incentive Plan Awards originally issued in April 2018, expired and were forfeited and cancelled, effective as of the Termination Date.

•                  The Separation and Consulting Agreement further provides that on the earliest to occur of (i) March 11, 2019, (ii) five (5) business days after RRT receives written notice of Mr. Marshall’s death, or (iii) the date on which Mr. Marshall’s consulting services are terminated by the Company for any reason other than for Cause, the Company will purchase from Mr. Marshall all of the Vested 2016 LTIP Awards for an aggregate purchase price in cash equal to the product of (x) the total number of Vested 2016 LTIP Awards (which will amount to a total of 51,000) and (y) the average closing price per share of the Company’s common stock, as reported on the New York Stock Exchange for the period of five trading days ending on the applicable Vesting Date.

The Company’s total estimated costs in connection with the departure of Mr. Marshall of approximately $0.1 million (net of a reversal of $0.3 million of amortization of stock compensation expense due to the forfeiture of the unvested securities) during the year ended December 31, 2018 was included in general and administrative expense (approximately $1.0 million was included in accounts payable, accrued expenses and other liabilities as of December 31, 2018).

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

The Company’s total estimated costs in connection with the departure of Mr. Rudin of approximately $1.2 million (net of a reversal of $1.6 million of amortization of stock compensation expense due to the forfeiture of the unvested securities) during the year ended December 31, 2018 was included in general and administrative expense (approximately $23,000 was included in accounts payable, accrued expenses and other liabilities as of December 31, 2018).

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

The Company’s total estimated costs in connection with the departure of Messrs. Krug and DeLorenzo of approximately $2.7 million during the year ended December 31, 2018 was included in general and administrative expense (approximately $43,000 was included in accounts payable, accrued expenses and other liabilities as of December 31, 2018).

For further information regarding management changes in 2018, see Note 3: Recent Transactions — Management Changes — to the Financial Statements.

Funds from Operations

Funds from operations (“FFO”) (available to common stock and unit holders) is defined as net income (loss) before noncontrolling interest in Operating Partnership, computed in accordance with GAAP, excluding gains or losses from depreciable rental property transactions (including both acquisitions and dispositions), and impairments related to depreciable rental property, plus real estate-related depreciation and amortization.  The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT.  The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from property transactions and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income available to common shareholders	$84,111	$23,185	$117,224
Add (deduct): Noncontrolling interest in Operating Partnership	9,527	2,711	13,721
Real estate-related depreciation and amortization on continuing operations (a)	190,394	223,763	204,746
Gain on change of control of interests	(14,217)	—	(15,347)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(99,436)	(2,364)	(109,666)
Gain on sale of investment in unconsolidated joint venture	—	(23,131)	(5,670)
Funds from operations (b)	$170,379	$224,164	$205,008

(a)         Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interest, of $17.7 million, $20.3 million and $19.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Excludes non-real estate-related depreciation and amortization of $2,139,000, $1,742,000 and $1,112,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

(b)         Net income available to common shareholders in 2018 included $24.6 million of land impairment charges and $30.9 million from a gain on sale of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this information, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act.  Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “plan,” “potential,” “projected,” “should,” “expect,” “anticipate,” “estimate,” “target,” “continue” or comparable terminology.  Forward-looking statements are inherently subject to certain risks, trends and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Approximately $2.5 billion of the Company’s long-term debt as of December 31, 2018 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of December 31, 2018 ranged from LIBOR plus 130 basis points to LIBOR plus 450 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $3.1 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2018 would be approximately $111 million.

December 31, 2018
Debt, including current portion												Fair
($s in thousands)	2019		2020	2021	2022		2023	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$350,066	(b)	$327,903	$172,027	$303,284		$337,410	$999,159	$2,489,849	$(9,359)	$2,480,490	$2,399,551
Average Interest Rate	3.28%		3.46%	3.20%	4.60%		3.53%	3.95%			3.76%

Variable Rate	$197,177		—	$117,000	$—	(c)	—	—	$314,177	$(2,016)	$312,161	$312,161

(a)         Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of December 31, 2018.

(b)        Includes the $350 million 2016 Term Loan originally scheduled to mature in January 2019 for which the Company exercised a one-year extension option on January 7, 2019, which extended the maturity of the 2016   Term Loan to January 2020.

(c)         Includes $117 million of outstanding borrowings under the Company’s unsecured revolving credit facility which, in January 2017, was amended and restated and matures in January 2021.

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

The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2018 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment and those criteria, the General Partner’s management has concluded that the General Partner’s internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

The General Partner’s management has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment and those criteria, the General Partner’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.               OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2019, and is incorporated herein by reference.

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2019, and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2019, and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2019, and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2019, and is incorporated herein by reference.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.                    All Financial Statements

(a) 2.                    Financial Statement Schedules

(i)             Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.:

Schedule III — Real Estate Investments and Accumulated Depreciation as of December 31, 2018 with reconciliations for the years ended December 31, 2018, 2017 and 2016.

Schedule IV — Mortgage Loans on Real Estate as of December 31, 2018 and 2017.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.                    Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ITEM 16.                 FORM 10-K SUMMARY

Not Applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Mack-Cali Realty Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mack-Cali Realty Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 20, 2019

We have served as the Company’s auditor since 1994.

Report of Independent Registered Public Accounting Firm

To the Partners

of Mack-Cali Realty, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mack-Cali Realty, L.P. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2)(i)  (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 20, 2019

We have served as the Company’s auditor since 1998.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,
ASSETS	2018	2017
Rental property
Land and leasehold interests	$807,236	$786,789
Buildings and improvements	4,109,797	3,955,122
Tenant improvements	335,266	330,686
Furniture, fixtures and equipment	53,718	30,247
	5,306,017	5,102,844
Less — accumulated depreciation and amortization	(1,097,868)	(1,087,083)
	4,208,149	4,015,761
Rental property held for sale, net	108,848	171,578
Net investment in rental property	4,316,997	4,187,339
Cash and cash equivalents	29,633	28,180
Restricted cash	19,921	39,792
Investments in unconsolidated joint ventures	232,750	252,626
Unbilled rents receivable, net	100,737	100,842
Deferred charges, goodwill and other assets, net	355,234	342,320
Accounts receivable, net of allowance for doubtful accounts of $1,108 and $1,138	5,372	6,786

Total assets	$5,060,644	$4,957,885

LIABILITIES AND EQUITY
Senior unsecured notes, net	$570,314	$569,145
Unsecured revolving credit facility and term loans	790,939	822,288
Mortgages, loans payable and other obligations, net	1,431,398	1,418,135
Dividends and distributions payable	21,877	21,158
Accounts payable, accrued expenses and other liabilities	168,115	192,716
Rents received in advance and security deposits	41,244	43,993
Accrued interest payable	9,117	9,519
Total liabilities	3,033,004	3,076,954
Commitments and contingencies

Redeemable noncontrolling interests	330,459	212,208

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 90,320,306 and 89,914,113 shares outstanding	903	899
Additional paid-in capital	2,561,503	2,565,136
Dividends in excess of net earnings	(1,084,518)	(1,096,429)
Accumulated other comprehensive income	8,770	6,689
Total Mack-Cali Realty Corporation stockholders’ equity	1,486,658	1,476,295

Noncontrolling interests in subsidiaries:
Operating Partnership	168,373	171,395
Consolidated joint ventures	42,150	21,033
Total noncontrolling interests in subsidiaries	210,523	192,428

Total equity	1,697,181	1,668,723

Total liabilities and equity	$5,060,644	$4,957,885

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2018	2017	2016
Base rents	$436,222	$501,334	$506,877
Escalations and recoveries from tenants	44,121	58,767	60,505
Real estate services	17,094	23,129	26,589
Parking income	22,117	20,270	13,630
Other income	11,052	12,700	5,797
Total revenues	530,606	616,200	613,398

EXPENSES
Real estate taxes	64,555	81,364	87,379
Utilities	39,054	42,598	49,624
Operating services	102,626	107,379	103,954
Real estate services expenses	17,919	23,394	26,260
General and administrative	53,988	50,949	51,979
Acquisition-related costs	—	—	2,880
Depreciation and amortization	174,847	205,169	186,684
Land impairments	24,566	—	—
Total expenses	477,555	510,853	508,760

OTHER (EXPENSE) INCOME
Interest expense	(83,754)	(93,388)	(94,889)
Interest and other investment income (loss)	3,389	2,766	1,614
Equity in earnings (loss) of unconsolidated joint ventures	(127)	(6,081)	18,788
Gain on change of control of interests	14,217	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	99,436	2,364	109,666
Gain on disposition of developable land	30,939	—	—
Gain on sale of investment in unconsolidated joint venture	—	23,131	5,670
Loss from extinguishment of debt, net	(10,750)	(421)	(30,540)
Total other income (expense)	53,350	(71,629)	25,656
Net income	106,401	33,718	130,294
Noncontrolling interest in consolidated joint ventures	1,216	1,018	651
Noncontrolling interest in Operating Partnership	(9,527)	(2,711)	(13,721)
Redeemable noncontrolling interest	(13,979)	(8,840)	—
Net income available to common shareholders	$84,111	$23,185	$117,224

Basic earnings per common share:
Net income available to common shareholders	$0.80	$0.06	$1.31

Diluted earnings per common share:
Net income available to common shareholders	$0.80	$0.06	$1.30

Basic weighted average shares outstanding	90,388	90,005	89,746

Diluted weighted average shares outstanding	100,724	100,703	100,498

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$106,401	$33,718	$130,294
Other comprehensive income:
Net unrealized gain on derivative instruments for interest rate swaps	2,318	5,250	2,216
Comprehensive income	$108,719	$38,968	$132,510
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	1,216	1,018	651
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(13,979)	(8,840)	—
Comprehensive (income) loss attributable to noncontrolling interest in Operating Partnership	(9,764)	(3,257)	(13,952)
Comprehensive income attributable to common shareholders	$86,192	$27,889	$119,209

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity
Balance at January 1, 2016	89,584	$896	$2,570,392	$(1,115,612)	$—	$228,032	$1,683,708
Net income	—	—	—	117,224	—	13,070	130,294
Common stock dividends	—	—	—	(53,796)	—	—	(53,796)
Common unit distributions	—	—	—	—	—	(6,619)	(6,619)
Decrease in noncontrolling interest in consolidated joint ventures	—	—	414	—	—	(35,544)	(35,130)
Redemption of common units for common stock	29	—	474	—	—	(474)	—
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	3	—	71	—	—	—	71
Directors’ deferred compensation plan	—	—	372	—	—	—	372
Stock compensation	85	1	3,465	—	—	2,180	5,646
Cancellation of restricted shares	(4)	—	(75)	—	—	—	(75)
Other comprehensive income	—	—	—	—	1,985	231	2,216
Rebalancing of ownership percentage between parent and subsidiaries	—	—	1,360	—	—	(1,360)	—
Balance at December 31, 2016	89,697	$897	$2,576,473	$(1,052,184)	$1,985	$199,516	$1,726,687
Net income	—	—	—	23,185	—	10,533	33,718
Common stock dividends	—	—	—	(67,430)	—	—	(67,430)
Common unit distributions	—	—	—	—	—	(8,629)	(8,629)
Issuance of limited partner common units	—	—	—	—	—	2,793	2,793
Redeemable noncontrolling interest	—	—	(17,951)	—	—	(10,914)	(28,865)
Decrease in noncontrolling interest in consolidated joint ventures	—	—	(3,756)	—	—	1,105	(2,651)
Redemption of common units for common stock	149	1	2,530	—	—	(2,531)	—
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	2	—	67	—	—	—	67
Directors’ deferred compensation plan	—	—	482	—	—	—	482
Stock compensation	70	1	2,814	—	—	4,632	7,447
Cancellation of restricted shares	(4)	—	(146)	—	—	—	(146)
Other comprehensive income	—	—	—	—	4,704	546	5,250
Rebalancing of ownership percentage between parent and subsidiaries	—	—	4,623	—	—	(4,623)	—
Balance at December 31, 2017	89,914	$899	$2,565,136	$(1,096,429)	$6,689	$192,428	$1,668,723
Net income	—	—	—	84,111	—	22,290	106,401
Common stock dividends	—	—	—	(72,200)	—	—	(72,200)
Common unit distributions	—	—	—	—	—	(9,022)	(9,022)
Redeemable noncontrolling interest	—	—	(11,425)	—	—	(15,275)	(26,700)
Increase in noncontrolling interest in consolidated joint ventures	—	—	—	—	—	22,333	22,333
Redemption of common units for common stock	264	3	4,341	—	—	(4,344)	—
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	4	—	(37)	—	—	—	(37)
Directors’ deferred compensation plan	—	—	507	—	—	—	507
Stock compensation	147	1	1,413	—	—	5,480	6,894
Cancellation of restricted shares	(9)	—	(583)	—	—	(1,453)	(2,036)
Other comprehensive income	—	—	—	—	2,081	237	2,318
Rebalancing of ownership percentage between parent and subsidiaries	—	—	2,151	—	—	(2,151)	—
Balance at December 31, 2018	90,320	$903	$2,561,503	$(1,084,518)	$8,770	$210,523	$1,697,181

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,401	$33,718	$130,294
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets and liabilities	170,284	198,674	186,549
Amortization of directors deferred compensation stock units	507	482	372
Amortization of stock compensation	6,894	7,447	5,646
Amortization of deferred financing costs	5,028	4,612	4,582
Amortization of debt discount and mark-to-market	(948)	(287)	1,686
Equity in (earnings) loss of unconsolidated joint ventures	127	6,081	(18,788)
Distributions of cumulative earnings from unconsolidated joint ventures	9,182	8,186	6,120
Gain on change of control of interests	(14,217)	—	(15,347)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(99,436)	(2,364)	(109,666)
Gain on disposition of developable land	(30,939)	—	—
Gain on sale of investments in unconsolidated joint ventures	—	(23,131)	(5,670)
Loss (gain) from extinguishment of debt	10,750	421	(12,420)
Land impairments	24,566	—	—
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(7,519)	(11,286)	(12,775)
Increase in deferred charges, goodwill and other assets	(29,377)	(19,710)	(33,878)
Decrease in accounts receivable, net	1,382	2,831	596
Increase (decrease) in accounts payable, accrued expenses and other liabilities	13,915	(9,012)	(14,535)
Increase (decrease) in rents received in advance and security deposits	875	(1,817)	(3,297)
(Decrease) increase in accrued interest payable	(402)	1,296	(9,362)

Net cash provided by operating activities	$167,073	$196,141	$100,107

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(164,838)	$(619,350)	$(407,869)
Rental property additions and improvements	(168,398)	(90,068)	(121,582)
Development of rental property and other related costs	(184,799)	(267,845)	(206,955)
Proceeds from the sales of rental property	338,015	312,596	604,978
Proceeds from the sale of investments in unconsolidated joint ventures	—	98,599	6,420
Investments in notes receivable	—	(47,049)	—
Repayment of notes receivable	12,102	74,945	500
Investment in unconsolidated joint ventures	(11,789)	(36,060)	(35,930)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	11,553	5,877	22,231
Proceeds from investment receivable	—	3,625	—

Net cash used in investing activities	$(168,154)	$(564,730)	$(138,207)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$461,000	$730,000	$1,165,000
Repayment of revolving credit facility	(494,000)	(866,000)	(1,034,000)
Repayment of senior unsecured notes	—	(250,000)	(448,339)
Borrowings from unsecured term loan	—	325,000	350,000
Proceeds from mortgages and loans payable	434,293	518,852	474,344
Repayment of mortgages, loans payable and other obligations	(418,495)	(156,760)	(349,426)
Acquisition of noncontrolling interests	—	(2,021)	(37,946)
Issuance of redeemable noncontrolling interests, net	105,000	139,002	—
Payment of financing costs	(3,576)	(9,230)	(9,414)
Contributions from (to) noncontrolling interests, net	(7,542)	(19)	1,065
Payment of dividends and distributions	(94,017)	(77,826)	(60,041)

Net cash (used in) provided by financing activities	$(17,337)	$350,998	$51,243

Net (decrease) increase in cash and cash equivalents	$(18,418)	$(17,591)	$13,143
Cash, cash equivalents and restricted cash, beginning of period (1)	67,972	85,563	72,420

Cash, cash equivalents and restricted cash, end of period (2)	$49,554	$67,972	$85,563

(1)         Includes Restricted Cash of $39,792, $53,952 and $35,343 as of December 31, 2017, 2016 and 2015, respectively, pursuant to the adoption of ASU 2016-15.

(2)         Includes Restricted Cash of $19,921, $39,792 and $53,952 as of December 31, 2018, 2017 and 2016, respectively, pursuant to the adoption of ASU 2016-15.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	December 31,
	2018	2017
ASSETS
Rental property
Land and leasehold interests	$807,236	$786,789
Buildings and improvements	4,109,797	3,955,122
Tenant improvements	335,266	330,686
Furniture, fixtures and equipment	53,718	30,247
	5,306,017	5,102,844
Less — accumulated depreciation and amortization	(1,097,868)	(1,087,083)
	4,208,149	4,015,761
Rental property held for sale, net	108,848	171,578
Net investment in rental property	4,316,997	4,187,339
Cash and cash equivalents	29,633	28,180
Restricted cash	19,921	39,792
Investments in unconsolidated joint ventures	232,750	252,626
Unbilled rents receivable, net	100,737	100,842
Deferred charges, goodwill and other assets, net	355,234	342,320
Accounts receivable, net of allowance for doubtful accounts of $1,108 and $1,138	5,372	6,786

Total assets	$5,060,644	$4,957,885

LIABILITIES AND EQUITY
Senior unsecured notes, net	$570,314	$569,145
Unsecured revolving credit facility and term loans	790,939	822,288
Mortgages, loans payable and other obligations, net	1,431,398	1,418,135
Distributions payable	21,877	21,158
Accounts payable, accrued expenses and other liabilities	168,115	192,716
Rents received in advance and security deposits	41,244	43,993
Accrued interest payable	9,117	9,519
Total liabilities	3,033,004	3,076,954
Commitments and contingencies

Redeemable noncontrolling interests	330,459	212,208

Partners’ Capital:
General Partner, 90,320,306 and 89,914,113 common units outstanding	1,413,497	1,407,366
Limited partners, 10,174,285 and 10,438,855 common units outstanding	232,764	233,635
Accumulated other comprehensive income	8,770	6,689
Total Mack-Cali Realty, L.P. partners’ capital	1,655,031	1,647,690

Noncontrolling interests in consolidated joint ventures	42,150	21,033

Total equity	1,697,181	1,668,723

Total liabilities and equity	$5,060,644	$4,957,885

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Base rents	$436,222	$501,334	$506,877
Escalations and recoveries from tenants	44,121	58,767	60,505
Real estate services	17,094	23,129	26,589
Parking income	22,117	20,270	13,630
Other income	11,052	12,700	5,797
Total revenues	530,606	616,200	613,398

EXPENSES
Real estate taxes	64,555	81,364	87,379
Utilities	39,054	42,598	49,624
Operating services	102,626	107,379	103,954
Real estate services expenses	17,919	23,394	26,260
General and administrative	53,988	50,949	51,979
Acquisition-related costs	—	—	2,880
Depreciation and amortization	174,847	205,169	186,684
Land Impairments	24,566	—	—
Total expenses	477,555	510,853	508,760

OTHER (EXPENSE) INCOME
Interest expense	(83,754)	(93,388)	(94,889)
Interest and other investment income (loss)	3,389	2,766	1,614
Equity in earnings (loss) of unconsolidated joint ventures	(127)	(6,081)	18,788
Gain on change of control of interests	14,217	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	99,436	2,364	109,666
Gain on disposition of developable land	30,939	—	—
Gain on sale of investment in unconsolidated joint venture	—	23,131	5,670
Loss from extinguishment of debt, net	(10,750)	(421)	(30,540)
Total other income (expense)	53,350	(71,629)	25,656
Net income	106,401	33,718	130,294
Noncontrolling interest in consolidated joint ventures	1,216	1,018	651
Redeemable noncontrolling interest	(13,979)	(8,840)	—
Net income available to common unitholders	$93,638	$25,896	$130,945

Basic earnings per common unit:
Net income available to common unitholders	$0.80	$0.06	$1.31

Diluted earnings per common unit:
Net income available to common unitholders	$0.80	$0.06	$1.30

Basic weighted average units outstanding	100,634	100,410	100,245

Diluted weighted average units outstanding	100,724	100,703	100,498

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$106,401	$33,718	$130,294
Other comprehensive income:
Net unrealized gain on derivative instruments for interest rate swaps	2,318	5,250	2,216
Comprehensive income	$108,719	$38,968	$132,510
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	1,216	1,018	651
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(13,979)	(8,840)	—
Comprehensive income attributable to common unitholders	$95,956	$31,146	$133,161

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Accumulated	Noncontrolling
			General Partner	Limited Partner	Other	Interest
	General Partner	Limited Partner	Common	Common	Comprehensive	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2016	89,584	10,517	$1,399,419	$227,148	$—	$57,141	$1,683,708
Net income	—	—	117,224	13,721	—	(651)	130,294
Distributions	—	—	(53,796)	(6,619)	—	—	(60,415)
Decrease in noncontrolling interest	—	—	414	—	—	(35,544)	(35,130)
Redemption of limited partner common units for shares of general partner common units	29	(29)	474	(474)	—	—	—
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	3	—	71	—	—	—	71
Directors’ deferred compensation plan	—	—	372	—	—	—	372
Other comprehensive income	—	—	—	231	1,985	—	2,216
Stock compensation	85	—	3,466	2,180	—	—	5,646
Cancellation of restricted shares	(4)	—	(75)	—	—	—	(75)
Balance at December 31, 2016	89,697	10,488	$1,467,569	$236,187	$1,985	$20,946	$1,726,687
Net income	—	—	23,185	2,711	—	7,822	33,718
Distributions	—	—	(67,430)	(8,629)	—	—	(76,059)
Issuance of limited partner common units	—	99	—	2,793	—	—	2,793
Redeemable noncontrolling interest	—	—	(17,951)	(2,074)	—	(8,840)	(28,865)
Decrease in noncontrolling interest	—	—	(3,756)	—	—	1,105	(2,651)
Redemption of limited partner common units for shares of general partner common units	149	(149)	2,531	(2,531)	—	—	—
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	2	—	67	—	—	—	67
Directors’ deferred compensation plan	—	—	482	—	—	—	482
Other comprehensive income	—	—	—	546	4,704	—	5,250
Stock compensation	70	—	2,815	4,632	—	—	7,447
Cancellation of restricted shares	(4)	—	(146)	—	—	—	(146)
Balance at December 31, 2017	89,914	10,438	$1,407,366	$233,635	$6,689	$21,033	$1,668,723
Net income	—	—	84,111	9,527	—	12,763	106,401
Distributions	—	—	(72,200)	(9,022)	—	—	(81,222)
Redeemable noncontrolling interest	—	—	(11,425)	(1,296)	—	(13,979)	(26,700)
Decrease in noncontrolling interest	—	—	—	—	—	22,333	22,333
Redemption of limited partner common units for shares of general partner common units	264	(264)	4,344	(4,344)	—	—	—
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	4	—	(37)	—	—	—	(37)
Directors’ deferred compensation plan	—	—	507	—	—	—	507
Other comprehensive income	—	—	—	237	2,081	—	2,318
Stock compensation	147	—	1,414	5,480	—	—	6,894
Cancellation of restricted shares	(9)	—	(583)	(1,453)	—	—	(2,036)
Balance at December 31, 2018	90,320	10,174	$1,413,497	$232,764	$8,770	$42,150	$1,697,181

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,401	$33,718	$130,294
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets and liabilities	170,284	198,674	186,549
Amortization of directors deferred compensation stock units	507	482	372
Amortization of stock compensation	6,894	7,447	5,646
Amortization of deferred financing costs	5,028	4,612	4,582
Amortization of debt discount and mark-to-market	(948)	(287)	1,686
Equity in (earnings) loss of unconsolidated joint ventures	127	6,081	(18,788)
Distributions of cumulative earnings from unconsolidated joint ventures	9,182	8,186	6,120
Gain on change of control of interests	(14,217)	—	(15,347)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(99,436)	(2,364)	(109,666)
Gain on disposition of developable land	(30,939)	—	—
Gain on sale of investments in unconsolidated joint ventures	—	(23,131)	(5,670)
Loss (gain) from extinguishment of debt	10,750	421	(12,420)
Land impairments	24,566	—	—
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(7,519)	(11,286)	(12,775)
Increase in deferred charges, goodwill and other assets	(29,377)	(19,710)	(33,878)
Decrease in accounts receivable, net	1,382	2,831	596
Increase (decrease) in accounts payable, accrued expenses and other liabilities	13,915	(9,012)	(14,535)
Increase (decrease) in rents received in advance and security deposits	875	(1,817)	(3,297)
(Decrease) increase in accrued interest payable	(402)	1,296	(9,362)

Net cash provided by operating activities	$167,073	$196,141	$100,107

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(164,838)	$(619,350)	$(407,869)
Rental property additions and improvements	(168,398)	(90,068)	(121,582)
Development of rental property and other related costs	(184,799)	(267,845)	(206,955)
Proceeds from the sales of rental property	338,015	312,596	604,978
Proceeds from the sale of investments in unconsolidated joint ventures	—	98,599	6,420
Investments in notes receivable	—	(47,049)	—
Repayment of notes receivable	12,102	74,945	500
Investment in unconsolidated joint ventures	(11,789)	(36,060)	(35,930)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	11,553	5,877	22,231
Proceeds from investment receivable	—	3,625	—

Net cash used in investing activities	$(168,154)	$(564,730)	$(138,207)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$461,000	$730,000	$1,165,000
Repayment of revolving credit facility	(494,000)	(866,000)	(1,034,000)
Repayment of senior unsecured notes	—	(250,000)	(448,339)
Borrowings from unsecured term loan	—	325,000	350,000
Proceeds from mortgages and loans payable	434,293	518,852	474,344
Repayment of mortgages, loans payable and other obligations	(418,495)	(156,760)	(349,426)
Acquisition of noncontrolling interests	—	(2,021)	(37,946)
Issuance of redeemable noncontrolling interests, net	105,000	139,002	—
Payment of financing costs	(3,576)	(9,230)	(9,414)
Contributions from (to) noncontrolling interests, net	(7,542)	(19)	1,065
Payment of distributions	(94,017)	(77,826)	(60,041)

Net cash (used in) provided by financing activities	$(17,337)	$350,998	$51,243

Net (decrease) increase in cash and cash equivalents	$(18,418)	$(17,591)	$13,143
Cash, cash equivalents and restricted cash, beginning of period (1)	67,972	85,563	72,420

Cash, cash equivalents and restricted cash, end of period (2)	$49,554	$67,972	$85,563

(1)         Includes Restricted Cash of $39,792, $53,952 and $35,343 as of December 31, 2017, 2016 and 2015, respectively, pursuant to the adoption of ASU 2016-15.

(2)         Includes Restricted Cash of $19,921, $39,792 and $53,952 as of December 31, 2018, 2017 and 2016, respectively, pursuant to the adoption of ASU 2016-15.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage, apartment unit, room, and building counts unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”).  The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 89.8 percent and 89.6 percent common unit interest in the Operating Partnership as of December 31, 2018 and December 31, 2017, respectively.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of December 31, 2018, the Company owned or had interests in 135 properties, consisting of 56 office and 55 flex properties, totaling approximately 15.4 million square feet, leased to approximately 700 commercial tenants, and 24 multi-family rental properties containing 6,910 apartment units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 56 office buildings totaling approximately 12.6 million square feet (which include four buildings aggregating approximately 0.5 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 47 office/flex buildings totaling approximately 2.7 million square feet, 24 multi-family properties totaling 6,910 apartment units (which include eight properties aggregating 2,922 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), six parking/retail properties totaling approximately 137,100 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to others.  The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

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

As of December 31, 2018 and 2017, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 3: Rockpoint Transaction), have total real estate assets of $480.4 million and $215.5 million, respectively, mortgages of $241.5 million and $81.2 million, respectively, and other liabilities of $23 million and $19.3 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Acquisition—related costs were expensed as incurred for all real estate acquisitions classified as business combinations, which were substantially all of our operating property acquisitions, through December 31, 2016. The Company early adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $2.3 million, $2.2 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of December 31, 2018 and December 31, 2017 is real estate and building and tenant improvements not in service; as follows (dollars in thousands):

	December 31,	December 31,
	2018	2017
Land held for development (including pre-development costs) (a)	$465,930	$483,432
Development and construction in progress, including land (b)	327,039	535,971
Total	$792,969	$1,019,403

(a)         Includes predevelopment and infrastructure costs included in buildings and improvements of $204.9 million and $188.1 million as of December 31, 2018 and December 31, 2017, respectively.

(b)         Includes land of $49.6 million and $77.0 million as of December 31, 2018 and December 31, 2017, respectively.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant.  Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships or leases.

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $5,028,000, $4,612,000 and $4,582,000 for the years ended December 31, 2018, 2017 and 2016, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. Included in loss from extinguishment of debt, net of gains, of $10.8 million, $0.4 million and $30.5 million for the years ended December 31, 2018, 2017 and 2016 were unamortized deferred financing costs which were written off (as non-cash transactions) amounting to $0.6 million, $0.4 million and $0.7 million, respectively.

Deferred Leasing Costs

Costs incurred in connection with successfully executed commercial and residential leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation related to commercial leases, which is capitalized and amortized, and included in deferred charges, goodwill and other assets, net was approximately $3,463,000, $3,146,000 and $3,270,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Upon the adoption of ASC842 on January1, 2019, the Company will no longer capitalize such costs.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable. Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized. Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized. The Company determined that its goodwill, with a balance of $2.9 million, was not impaired at December 31, 2018 after management performed its impairment tests.

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

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-

market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.

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

As of December 31, 2018, the estimated net basis of the rental property for federal income tax purposes was lower than the net assets as reported in the Operating Partnership’s financial statements by approximately $410,573,000. The Operating Partnership’s taxable income for the year ended December 31, 2018 was estimated to be approximately $82,106,000 and for the years ended December 31, 2017 and 2016 was approximately $97,037,000 and $30,208,000, respectively. The differences between book income and taxable income primarily result from differences in depreciation expenses, the recording of rental income, differences in the deductibility of interest expense and certain other expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange.

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

The deferred tax asset balance at December 31, 2018 amounted to $10.1 million which has been fully reserved through a valuation allowance. New tax reform legislation enacted in late 2017 reduced the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date.  As a result, the Company recorded a decrease related to its deferred tax assets of $5.3 million and a decrease to the associated valuation allowance of $5.3 million at December 31, 2017. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2014 forward.

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

Dividends and Distributions Payable

The dividends and distributions payable at December 31, 2018 represents dividends payable to common shareholders (90,320,408 shares) and distributions payable to noncontrolling interest unitholders of the Operating Partnership (10,174,285 common units and 1,762,170 LTIP units) for all such holders of record as of January 3, 2019 with respect to the fourth quarter 2018. The fourth quarter 2018 common stock dividends and unit distributions of $0.20 per common share, common unit and LTIP unit were approved by the General Partner’s Board of Directors on December 11, 2018 and paid on January 11, 2019.

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

The Company has determined that the $0.80 dividend per common share paid during the year ended December 31, 2018 represented approximately 47 percent ordinary income and approximately 53 percent capital gain; the $0.70 dividend per common share paid during the year ended December 31, 2017 represented 100 percent ordinary income and the $0.60 dividend per common share paid during the year ended December 31, 2016 represented 100 percent return of capital.

Costs Incurred For Stock Issuances	Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Company recorded stock compensation expense of $6,894,000, $7,447,000 and $5,646,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Impact Of Recently-Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), modifying the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely equivalent to the current model, with the distinction between operating, sales-type, and direct financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard.

ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB that allows lessors to combine non-lease components with related lease components if certain conditions are met. The Company will adopt this guidance for its interim and annual periods beginning January 1, 2019 and expects to use the second transition method.

Under ASU 2016-02, lessors will only capitalize incremental direct leasing costs and will expense internal leasing costs that were previously capitalized prior to the adoption of ASU 2016-02. For leases where the Company is a lessee, primarily its ground leases, the Company expects to recognize a right-of-use asset and a corresponding lease liability. The Company is continuing to assess the potential impact of this standard but expects to recognize right-of-use assets and lease liabilities for such ground leases.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of ASU 2017-12 is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018. ASU 2017-12 requires a modified retrospective transition method which requires a cumulative effect of the change on the opening balance of each affected component of equity in the Company’s consolidated financial statements as of the date of adoption. The Company does not expect the adoption of ASU 2017-12 to have a material impact on the Company’s consolidated financial statements.

3.    RECENT TRANSACTIONS

Management Changes

In March 2018, the Company announced the appointment of Michael J. DeMarco, Chief Executive Officer of the General Partner, to its Board of Directors effective March 14, 2018.  Mr. DeMarco’s addition to the Board expanded the total number of members from nine to ten.  In February 2019, the Company announced that the Board of Directors increased its size from ten to eleven members, effective immediately, and nominated a slate of eleven candidates consisting of Lisa Myers, Laura Pomerantz and all of the current directors of the Company (other than Kenneth M. Duberstein, who decided not to stand for re-election and will retire from the Board of Directors at the Company’s 2019 annual meeting of shareholders) for election to the Board of Directors at the Company’s 2019 annual meeting of shareholders, which is expected to be held on June 12, 2019.

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

In June 2018, the Company announced that the employment of Mitchell E. Rudin as Vice Chairman of the General Partner was terminated effective as of June 5, 2018.  In November 2018, the Company announced that the employment of Robert Andrew Marshall as President and Executive Vice President of Development of RRT was terminated effective as of October 31, 2018.  In addition, the Company also restructured certain other corporate and property management personnel during the year ended December 31, 2018.

As a result of the executive management changes as well as other personnel changes during the period, the Company incurred total net severance and related expenses in the year ended December 31, 2018 of $7.9 million, $6.5 million of which was included in general and administrative expense (including $1.0 million of stock compensation expense due to accelerated vesting and a net reversal of $2.0 million of amortization of stock compensation expense due to the forfeiture of unvested securities) and $1.4 million of which was included in operating services expense for the period.

Acquisitions

On February 6, 2019, the Company completed the acquisition of a 271,988 square foot office property located in Iselin, New Jersey, for a purchase price of $61.5 million, which was funded using funds available with the Company’s qualified intermediary and borrowings under the Company’s unsecured revolving credit facility.

On January 25, 2019, the Company signed an agreement to acquire a 377-unit multi-family rental property located in Jersey City, New Jersey for approximately $264 million, subject to certain conditions.  The acquisition is expected to be completed in the second quarter 2019.

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

The Company acquired three separate developable land parcels located in Jersey City, Morris Township and Red Bank, New Jersey, for approximately $80 million during the year ended December 31, 2017.  The acquisitions were funded using available cash and borrowings under the Company’s unsecured revolving credit facility.

Properties Commencing Initial Operations

The following properties commenced initial operations during the year ended December 31, 2018 (dollars in thousands):

				# of	Total
In-Service				Apartment Units/	Development
Date	Property	Location	Type	Rooms	Costs Incurred
03/01/18	145 Front at City Square	Worcester, MA	Multi-Family	365	$97,483	(a)
04/01/18	Signature Place at Morris Plains	Morris Plains, NJ	Multi-Family	197	56,715	(b)
05/01/18	Portside 5/6	East Boston, MA	Multi-Family	296	114,694	(c)
08/01/18	RiverHouse 11 at Port Imperial	Weehawken, NJ	Multi-Family	295	130,369	(d)
12/13/18	Residence Inn By Marriott (Phase I)	Weehawken, NJ	Hotel	164	58,723	(e)
Totals				1,317	$457,984

(a)   Development costs as of December 31, 2018 included approximately $4.4 in land costs.  As of December 31, 2018, the Company anticipates additional costs of approximately $1.1 million, which will be primarily funded from a construction loan.

(b)   Development costs as of December 31, 2018 included approximately $0.9 in land costs.

(c)   As of December 31, 2018, the Company anticipates additional costs of approximately $0.7 million, which will be funded by the Company.

(d)   As of December 31, 2018, the Company anticipates additional costs of $1.2 million which will be funded by the Company.

(e)   As of December 31, 2018, the Company anticipates additional costs of $20.1 million which will be funded from a construction loan.

Consolidations

2018

On August 2, 2018, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture Marbella Tower Urban Renewal Associates LLC, a 412-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent interest for $65.6 million in cash.  The property was subject to a mortgage loan that had a principal balance of $95 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Concurrently with the closing, the joint venture repaid the $95 million mortgage loan in full and obtained a new loan from a different lender, collateralized by the property in the amount of $131 million, which bears interest at 4.07 percent and matures in August 2026.  The venture distributed $37.4 million of the loan proceeds, of which the Company’s share was $30.4 million.  As a result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest.  In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE.  As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $14.2 million (a non-cash item) in the year ended December 31, 2018, when the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4.  Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $14 million and the noncontrolling interest’s fair value of $29.8 million (non-cash allocation).  See Note 9: Mortgages, Loans Payable and Other Obligations.

Net assets recorded upon consolidation were as follows (in thousands):

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

Dispositions/Rental Property Held for Sale

2018

The Company disposed of the following office properties during the year ended December 31, 2018 (dollars in thousands):

								Realized
								Gains
				Rentable	Net		Net	(losses)/
Disposition			# of	Square	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Losses, net
02/15/18	35 Waterview Boulevard (a)	Parsippany, New Jersey	1	172,498	$25,994		$25,739	$255
03/05/18	Hamilton portfolio (b)	Hamilton, New Jersey	6	239,262	17,546		17,501	45
03/07/18	Wall portfolio first closing	Wall, New Jersey	5	179,601	14,053		10,526	3,527
03/22/18	700 Horizon Drive	Hamilton, New Jersey	1	120,000	33,020		16,053	16,967
03/23/18	Wall portfolio second closing	Wall, New Jersey	3	217,822	30,209		12,961	17,248
03/28/18	75 Livingston Avenue	Roseland, New Jersey	1	94,221	7,983		5,609	2,374
03/28/18	20 Waterview Boulevard (c)	Parsippany, New Jersey	1	225,550	12,475		11,795	680
03/30/18	Westchester Financial Center (d)	White Plains, New York	2	489,000	81,769		64,679	17,090
06/27/18	65 Jackson Drive	Cranford, New Jersey	0	—	1,510	(e)	—	1,510
08/02/18	600 Horizon Drive	Hamilton, New Jersey	1	95,000	15,127		6,191	8,936
09/05/18	1 & 3 Barker Avenue	White Plains, New York	2	133,300	15,140		13,543	1,597
11/15/18	120 Passaic Street (f)	Rochelle Park, New Jersey	1	52,000	2,667		2,568	99
12/31/18	Elmsford Distribution Center	Elmsford, New York	6	387,400	66,557		17,314	49,243
Sub-total			30	2,405,654	324,050		204,479	119,571

Unrealized losses on rental property held for sale								(20,135)
Totals			30	2,405,654	$324,050		$204,479	$99,436

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

(d)         Prior to closing, the Company provided financing through a note receivable to an affiliate of the buyers of $4.0 million.  The note was paid off in  October 2018.

(e)          Represents the receipt by the Company in the second quarter 2018 of variable contingent sales consideration, net of costs, of $1.5 million subsequent to disposition of the property sold in January 2017.

(f)           The net sale proceeds were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2018.   See Note 5: Deferred Charges, Goodwill and Other Assets, Net).

The Company disposed of the following developable land holding during the year ended December 31, 2018 (dollars in thousands):

			Net	Net	Gain on
Disposition			Sales	Carrying	Disposition of
Date	Property Address	Location	Proceeds	Value	Developable Land
12/31/18	One Lake Street	Upper Saddle River, New Jersey (a)	$46,036	$15,097	$30,939

Totals			$46,036	$15,097	$30,939

(a)         The net sale proceeds were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2018.   See Note 5: Deferred Charges, Goodwill and Other Assets, Net.  The net carrying value includes $3 million of development costs funded at the closing.

The Company identified as held for sale six office properties, totaling approximately 845,000 square feet, and a 159 unit multi-family rental property as of December 31, 2018.  The properties are located in Fort Lee, Newark, Paramus, Bridgewater, Morris Plains and Rahway, New Jersey.  The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $124 million.  The Company determined that the carrying value of four of the properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $20.1 million for the year ended December 31, 2018.  In January 2019, the Company completed the disposition of three of these properties for sales proceeds of approximately $54.5 million.

The following table summarizes the rental property held for sale, net, as of December 31, 2018 (dollars in thousands):

December 31,
2018
Land	$24,376
Buildings and improvements	159,857
Less: Accumulated depreciation	(55,250)
Less: Unrealized losses on properties held for sale	(20,135)
Rental property held for sale, net	$108,848

Other assets and liabilities related to the rental properties held for sale, as of December 31, 2018, include $2.9 million in Deferred charges and other assets, $1.7 million in Unbilled rents receivable and $2.3 million in Accounts payable, accrued expenses and other liabilities.  Approximately $3.9 million of these assets and $1.7 million of these liabilities are expected to be removed with the completion of the sales.

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

(e)   The Company recorded an impairment charge of $4.2 million on this property during the year ended December 31, 2015.  $5.9 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2017.  The Company received these proceeds in March 2018.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

(f)    $15.3 million of the sales proceeds from this sale were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2017.  The Company received these proceeds in March 2018.  See Note 5: Deferred Charges, Goodwill and Other Assets, Net.

The Company identified as held for sale 21 office properties totaling approximately 2 million square feet as of December 31, 2017.  The properties are located in Parsippany, Paramus, Rochelle Park, Hamilton and Wall, New Jersey and White Plains, New York.  The total estimated sales proceeds from the sales were expected to be approximately $223 million.  The Company determined that the carrying value of seven of the office properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $12.3 million during the year ended December 31, 2017.

The following table summarizes the rental property held for sale, net, as of December 31, 2017 (dollars in thousands):

December 31,
2017
Land	$37,024
Buildings and improvements	273,388
Less: Accumulated depreciation	(126,503)
Less: Unrealized losses on properties held for sale	(12,331)
Rental property held for sale,net	$171,578

Other assets and liabilities related to the rental properties held for sale, as of December 31, 2017, included $9.8 million in deferred charges, and other assets, $4.7 million in Unbilled rents receivable and $4.6 million in Accounts payable, accrued expenses and other liabilities.  Approximately $13.4 million of these assets and $0.3 million of these liabilities were expected to be written off with the completion of the sales.

Land Impairments

The Company owns two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties.  During the fourth quarter 2018, the Company made the decision to pursue selling the land parcels as opposed to development.  Due to the shortening of the expected periods of ownership, the Company determined that it was necessary to reduce the carrying values of the land parcels to their estimated fair values (ascertained by broker opinions of value obtained during the marketing process) and recorded total land impairments charges of $24.6 million at December 31, 2018.

Rockpoint Transaction

On February 27, 2017, the Company, RRT, the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.  See Note 14: Redeemable Noncontrolling Interests.

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary.  As of December 31, 2018 and December 31, 2017, the Company’s consolidated RRLP entity had total assets of $2.3 billion and $1.9 billion, respectively, total mortgages and loan payable of $1.1 billion and $769.7 million, respectively, and other liabilities of $57 million and $95.9 million, respectively.

Unconsolidated Joint Venture Activity

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent interest for $77.5 million in cash.  The acquisition was funded primarily using available cash.  Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan in the amount of $117 million.

On December 11, 2018, the Company acquired one of its partner’s interest in the Metropolitan and Shops at 40 Park and the Lofts at 40 Park for $1.3 million and as a result, increased its ownership from 12.5 percent interest to 25 percent interest in the Metropolitan and Shops at 40 Park and from 25 percent interest to 50 percent interest in the Lofts at 40 Park.

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

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2018, the Company had an aggregate investment of approximately $232.8 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of December 31, 2018, the unconsolidated joint ventures owned: four office properties aggregating approximately 0.5 million square feet, eight multi-family properties totaling 2,922 apartment units, two retail properties aggregating approximately 81,700 square feet, a 350-room hotel, a development project for up to approximately 360 apartment units; and interests and/or rights to developable land parcels able to accommodate up to 3,738 apartment units.  The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of December 31, 2018, such debt had a total facility amount of $316.9 million of which the Company agreed to guarantee up to $35.8 million.  As of December 31, 2018, the outstanding balance of such debt totaled $204.9 million of which $24.6 million was guaranteed by the Company.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $2.4 million and $2.8 million for such services in the years ended December 31, 2018 and 2017, respectively.  The Company had $0.2 million and $0.8 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2018 and 2017.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2018 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $129.5 million as of December 31, 2018.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $165.4 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $35.8 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of December 31, 2018 and 2017 (dollars in thousands):

						Property Debt
	Number of		Company’s	Carrying Value		As of December 31, 2018
	Apartment Units		Effective	December 31,	December 31,		Maturity	Interest
Entity / Property Name	or Rentable Square Feet (sf)		Ownership % (a)	2018	2017	Balance	Date	Rate
Multi-family
Marbella (b)	412	units	24.27%	$—	$14,544	$—	—	—%
Metropolitan at 40 Park (c) (d)	130	units	25.00%	7,679	6,834	55,227	(e)	(e)
RiverTrace at Port Imperial	316	units	22.50%	8,112	8,864	82,000	11/10/26	3.21%
Crystal House (f)	825	units	25.00%	29,570	30,570	162,838	04/01/20	3.17%
PI North - Riverwalk C	360	units	40.00%	27,175	16,844	—	12/06/21	L+2.75	%(g)
Marbella II (i)	311	units	24.27%	15,414	16,471	74,690	03/30/19	L+2.25	%(h)
Riverpark at Harrison	141	units	45.00%	1,272	1,604	29,819	08/01/25	3.70%
Station House	378	units	50.00%	37,675	40,124	98,504	07/01/33	4.82%
Urby at Harborside	762	units	85.00%	85,317	94,429	191,732	08/01/29	5.197	%(j)
PI North -Land (k)	836	potential units	20.00%	1,678	1,678	—	—	—
Liberty Landing	850	potential units	50.00%	337	337	—	—	—
Hillsborough 206	160,000	sf	50.00%	1,962	1,962	—	—	—

Office
Red Bank	92,878	sf	50.00%	3,127	4,602	14,000	08/01/23	L+2.25	%(l)
12 Vreeland Road	139,750	sf	50.00%	7,019	6,734	7,904	07/01/23	2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,442	3,369	4,076	11/01/23	4.76%

Other
Riverwalk Retail	30,745	sf	20.00%	1,539	1,625	—	—	—
Hyatt Regency Jersey City	351	rooms	50.00%	112	440	100,000	10/01/26	3.668%
Other (m)				1,320	1,595	—	—	—
Totals:				$232,750	$252,626	$820,790

(a)              Company’s effective ownership % represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.

(b)             On August 2, 2018, the Company acquired its equity partner’s 50 percent controlling interest in the venture and, as a result, increased its ownership from a 24.27 percent subordinated interest to 74.27 percent controlling interest.  See Note 3: Recent Transactions - Consolidation.

(c)              The Company’s ownership interests in this venture are subordinate to its partner’s preferred capital balance and the Company is not expected to meaningfully participate in the venture’s cash flows in the near term.

(d)             Through the joint venture, the Company also owns a 12.5 percent interest in a 50,973 square feet retail building (“Shops at 40 Park”) and a 25 percent interest in a 59-unit, five story multi-family rental development property (“Lofts at 40 Park”).  On December 11, 2018, the Company acquired one of its partner’s interest and as a result, increased its ownership from 12.5 percent interest to 25 percent interest in the Metropolitan and Shops at 40 Park and from 25 percent interest to 50 percent interest in the Lofts at 40 Park.

(e)              Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $36.0 million bears interest at 3.25 percent, matures in September 2020; (ii) an interest only loan, collateralized by the Shops at 40 Park, with a balance of $6.1 million, bears interest at LIBOR+2.25 percent, matures in September 2019; (iii) a loan with a maximum borrowing amount of $13,950 for the Lofts at 40 Park with a balance of $13.1 million, which bears interest at LIBOR plus 250 basis points and matures in February 2020.

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

(i)               On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired the majority equity partner’s 50 percent interest in the venture for $77.5 million in cash.  The acquisition was funded primarily using available cash.  Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan in the amount of $117 million.

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

(l)               On August 1, 2018, the venture refinanced its mortgage loan with a maximum borrowing amount of $16,500, bears interest at LIBOR +2.25%, matures on August 1, 2023 and subject to certain conditions, provided for two extension options.

(m)           The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company’s operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
Entity / Property Name	2018		2017	2016
Multi-family
Marbella (b)	$205		$334	$231
Metropolitan at 40 Park	(455)		(311)	(317)
RiverTrace at Port Imperial	154		196	(1,146)
Crystal House	(874)		(923)	(870)
PI North - Pier Land	(126)		(219)	(62)
PI North - Riverwalk C	—		(653)	(58)
Marbella II	35		93	(202)
Riverpark at Harrison	(232)		(252)	(190)
Station House	(2,096)		(1,793)	(2,440)
Urby at Harborside	(975	)(c)	(6,356)	(219)
Liberty Landing	(5)		(15)	(80)
Hillsborough 206	16		(25)	(53)
Office
Red Bank	(215)		238	448
12 Vreeland Road	285		496	347
Offices at Crystal Lake	73		89	(15)
Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(86)		(81)	(52)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	3,672		3,277	24,180
Other	497		(176)	(714)
Company’s equity in earnings (loss) of unconsolidated joint ventures (a)	$(127)		$(6,081)	$18,788

(a)         Amounts are net of amortization of basis differences of $903, $792 and $436 for the years ended December 31, 2018, 2017 and 2016, respectively.

(b)         On August 2, 2018, the Company acquired one of its equity partner’s 50 percent interest and as a result, increased its ownership from 24.27 percent subordinated interest to 74.27 percent controlling interest, and ceased applying the equity method of accounting at such time.

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

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2018 and 2017 (dollars in thousands and unaudited):

	December 31,	December 31,
	2018	2017
Assets:
Rental property, net	$903,253	$931,419
Other assets	212,205	207,903
Total assets	$1,115,458	$1,139,322
Liabilities and partners’/ members’ capital:
Mortgages and loans payable	$686,797	$689,412
Other liabilities	67,072	80,746
Partners’/members’ capital	361,589	369,164
Total liabilities and partners’/members’ capital	$1,115,458	$1,139,322

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands and unaudited):

	Year Ended December 31,
	2018	2017	2016
Total revenues	$310,919	$358,751	$377,711
Operating and other expenses	(230,863)	(297,492)	(262,703)
Depreciation and amortization	(40,193)	(31,020)	(75,512)
Interest expense	(34,874)	(25,822)	(58,390)
Net income (loss)	$4,989	$4,417	$(18,894)

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	December 31,
(dollars in thousands)	2018	2017
Deferred leasing costs	$173,822	$199,515
Deferred financing costs - unsecured revolving credit facility (a)	5,356	4,945
	179,178	204,460
Accumulated amortization	(71,326)	(98,956)
Deferred charges, net	107,852	105,504
Notes receivable (b)	47,409	50,167
In-place lease values, related intangibles and other assets, net (c) (d)	89,860	102,757
Goodwill (e)	2,945	2,945
Prepaid expenses and other assets, net (f)	107,168	80,947

Total deferred charges, goodwill and other assets, net	$355,234	$342,320

(a)         Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(b)         Includes as of December 31, 2018 and 2017, respectively, a mortgage receivable with a balance of $45.2 million and $45.7 million (acquired in August 2017) which bears interest at 5.85 percent and matures in July 2019, with a three-month extension option and an interest-free note receivable with a net present value of $2.2 million and $2.5 million, which matures in April 2023. The Company believes these balances are fully collectible.

(c)          In accordance with ASC 805, Business Combinations, the Company recognizes rental revenue of acquired above and below market lease intangibles over the terms of the respective leases.  The impact of amortizing the acquired above and below-market lease intangibles increased revenue by approximately $5.3 million, $7.9 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The following table summarizes, as of December 31, 2018, the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (dollars in thousands):

	Acquired Above-	Acquired Below-
	Market Lease	Market Lease	Total
Year	Intangibles	Intangibles	Amortization
2019	$(2,559)	$5,050	$2,491
2020	(2,377)	4,305	1,928
2021	(2,245)	4,186	1,941
2022	(2,132)	4,064	1,932
2023	(1,207)	3,279	2,072

(d)         The value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases.  The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $17.9 million, $32.2 million and $14.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The following table summarizes, as of December 31, 2018, the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (dollars in thousands):

Year
2019	$10,494
2020	8,050
2021	6,884
2022	6,059
2023	4,943

(e)          All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(f)           Includes as of December 31, 2018 and 2017, $49.2 million and $26.9 million, respectively, of proceeds from property sales held by a qualified intermediary.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of December 31, 2018, the Company had outstanding interest rate swaps with a combined notional value of $675 million that were designated as cash flow hedges of interest rate risk. During the year ending December 31, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2018, 2017 and 2016 the Company recorded ineffectiveness gain (loss) of $ (0.2) million,  $(37,000) and 0.6 million, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next 12 months, the Company estimates that an additional $6.7 million will be reclassified as a decrease to interest expense.

Undesignated Cash Flow Hedges of Interest Rate Risk

Interest rate caps not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company recognized expenses of $2,000 for the year ended December 31, 2016, which is included in interest and other investment income (loss) in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2018 and 2017 (dollars in thousands):

	Fair Value
Asset Derivatives designated	December 31,
as hedging instruments	2018	2017	Balance sheet location
Interest rate swaps	$10,175	$8,060	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the years ending December 31, 2018, 2017 and 2016 (dollars in thousands):

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

Amount of Gain or (Loss)
Recognized in Income on
Derivative (Ineffective Portion,
Reclassification for Forecasted
Transactions No Longer
Probable of Occurring and
Amount Excluded from
Effectiveness Testing)

Year ended December 31,	2018	2017	2016	(Effective Portion)	2018	2017	2016	Testing)	2018	2017	2016
Interest rate swaps	$5,262	$2,869	$(1,183)	Interest expense	$2,944	$(2,381)	$(3,398)	Interest and other investment income (loss)	$(204)	$(37)	$631

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of December 31, 2018, the Company did not have derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements.  As of December 31, 2018, the Company has not posted any collateral related to these agreements.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	December 31,
	2018	2017
Security deposits	$10,257	$9,446
Escrow and other reserve funds	9,664	30,346

Total restricted cash	$19,921	$39,792

7.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of December 31, 2018 and 2017 is as follows (dollars in thousands):

	December 31,	December 31,	Effective
	2018	2017	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(2,838)	(3,505)
Unamortized deferred financing costs	(1,848)	(2,350)

Total senior unsecured notes, net	$570,314	$569,145

(1)         Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of December 31, 2018.

8.    UNSECURED REVOLVING CREDIT FACILITY AND TERM LOANS

On January 25, 2017, the Company entered into an amended revolving credit facility and new term loan agreement (“2017 Credit Agreement”) with a group of 13 lenders.  Pursuant to the 2017 Credit Agreement, the Company refinanced its existing $600 million unsecured revolving credit facility (“2017 Credit Facility”) and entered into a new $325 million unsecured, delayed draw term loan facility (“2017 Term Loan”).  Effective March 6, 2018, the Company elected to determine its interest rate under the 2017 Credit Agreement and under the 2017 Term Loan using the defined leverage ratio option, resulting in an interest rate of LIBOR plus 130 basis points and LIBOR plus 155 basis points, respectively.

The terms of the 2017 Credit Facility include: (1) a four-year term ending in January 2021, with two six-month extension options; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio.

After electing to use the defined leverage ratio to determine the interest rate, the interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the current borrowing capacity, payable quarterly in arrears, on the 2017 Credit Facility are currently based on the following total leverage ratio grid:

		Interest Rate -
		Applicable Basis Points
	Interest Rate -	Above LIBOR for
	Applicable Basis	Alternate Base Rate	Facility Fee
Total Leverage Ratio	Points above LIBOR	Loans	Basis Points
<45%	125.0	25.0	20.0
>45% and <50% (current ratio)	130.0	30.0	25.0
>50% and <55%	135.0	35.0	30.0
>55%	160.0	60.0	35.0

Prior to the election to use the defined leverage ratio option, the interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the current borrowing capacity, payable quarterly in arrears, on the 2017 Credit Facility were based upon the Operating Partnership’s unsecured debt ratings, as follows:

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

The terms of the 2017 Term Loan include: (1) a three-year term ending in January 2020, with two one-year extension options; (2) multiple draws of the term loan commitments may be made within 12 months of the effective date of the 2017 Credit Agreement up to an aggregate principal amount of $325 million (subject to increase as discussed below), with no requirement to be drawn in full; provided, that, if the Company does not borrow at least 50 percent of the initial term commitment from the term lenders (i.e. 50 percent of $325 million) on or before July 25, 2017, the amount of unused term loan commitments shall be reduced on such date so that, after giving effect to such reduction, the amount of unused term loan commitments is not greater than the outstanding term loans on such date; (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a term commitment fee on any unused term loan commitment during the first 12 months after the effective date of the 2017 Credit Agreement at a rate of 0.25 percent per annum on the sum of the average daily unused portion of the aggregate term loan commitments.

On March 22, 2017, the Company drew the full $325 million available under the 2017 Term Loan. On March 29, 2017, the Company executed interest rate swap arrangements to fix LIBOR with an aggregate average rate of 1.6473% for the swaps and a current aggregate fixed rate of 3.1973% on borrowings under the 2017 Term Loan.

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Term Loan is currently based on the following total leverage ratio grid:

		Interest Rate -
		Applicable Basis Points
	Interest Rate -	Above LIBOR for
	Applicable Basis	Alternate Base Rate
Total Leverage Ratio	Points above LIBOR	Loans
<45%	145.0	45.0
>45% and <50% (current ratio)	155.0	55.0
>50% and <55%	165.0	65.0
>55%	195.0	95.0

Prior to the election to use the defined leverage ratio option, the interest rate on the 2017 Term Loan was based upon the Operating Partnership’s unsecured debt ratings, as follows:

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

Before it amended and restated its unsecured revolving credit facility in January 2017, the Company had a $600 million unsecured revolving credit facility with a group of 17 lenders that was scheduled to mature in July 2017.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity, payable quarterly in arrears, was based upon the Operating Partnership’s unsecured debt ratings at the time, as follows:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3 (since January 2017 amendment)	130.0	30.0
BBB or Baa2	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which matures in January 2019 with two one-year extension options.  On January 7, 2019, the Company exercised the first one-year extension option with the payment of an extension fee of $0.5 million, which extended the maturity of the 2016 Term Loan to January 2020.  The interest rate for the term loan is based on the Operating Partnership’s unsecured debt ratings, or, at the Company’s option, a defined leverage ratio. Effective March 6, 2018, the Company elected to determine its interest rate under the 2016 Term Loan using the defined leverage ratio option, resulting in an interest rate of LIBOR plus 155 basis points.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan.  Including costs, the current all-in fixed rate is 3.28 percent.  The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay $200 million senior unsecured notes that matured on January 15, 2016.

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2016 Term Loan is currently based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145.0
>45% and <50% (current ratio)	155.0
>50% and <55%	165.0
>55%	195.0

Prior to the election to use the defined interest leverage ratio option, the interest rate on the 2016 Term Loan was based upon the Operating Partnership’s unsecured debt ratings, as follows:

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility and term loans as of December 31, 2018.

As of December 31, 2018 and 2017, the Company’s unsecured credit facility and term loans totaled $790.9 million and $822.3 million, respectively, comprised of: $117 million of outstanding borrowings under its unsecured revolving credit facility, $350.0 million from the 2016 Term Loan and $323.9 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.1 million) as of December 31, 2018, and $150 million of outstanding borrowings under its unsecured revolving credit facility and $349.0 million from the 2016 Term Loan (net of unamortized deferred financing costs of $1.0 million) $323.3 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.7 million) as of December 31, 2017.

9.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of December 31, 2018, 16 of the Company’s properties, with a total carrying value of approximately $2.1 billion, and one of the Company’s land and development projects, with a total carrying value of approximately $142 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  The Company was in compliance with its debt covenants under its mortgages and loans payable as of December 31, 2018.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2018 and 2017 is as follows (dollars in thousands):

		Effective	December 31,	December 31,
Property/Project Name	Lender	Rate (a)	2018	2017	Maturity
Harborside Plaza 5 (b)	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.84%	$—	$209,257
23 Main Street (c)	Berkadia CMBS	5.59%	—	27,090
One River Center (d)	Guardian Life Insurance Co.	7.31%	—	40,485
Park Square (e)	Wells Fargo Bank N.A.	LIBOR+1.87%	25,167	26,567	04/10/19
250 Johnson (f)	M&T Bank	LIBOR+2.35%	41,769	32,491	05/20/19
Port Imperial 4/5 Hotel (g)	Fifth Third Bank & Santander	LIBOR+4.50%	73,350	43,674	10/06/19
Worcester (h)	Citizens Bank	LIBOR+2.50%	56,892	37,821	12/10/19
Monaco (i)	The Northwestern Mutual Life Insurance Co.	3.15%	168,370	169,987	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	4,000	4,000	12/01/21
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Alterra I & II	Capital One/FreddieMac	3.85%	100,000	100,000	02/01/24
The Chase at Overlook Ridge	New York Community Bank	3.74%	135,750	135,750	01/01/25
Portside 5/6 (j)	New York Life Insurance Company	4.56%	97,000	45,778	03/10/26
Marbella	New York Life Insurance Company	4.17%	131,000	—	08/10/26
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Short Hills Portfolio (k)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Port Imperial South 11 (l)	The Northwestern Mutual Life Insurance Co.	4.52%	100,000	46,113	01/10/29
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.85%	32,600	32,600	12/01/29

Principal balance outstanding			1,440,396	1,426,111
Unamortized deferred financing costs			(8,998)	(7,976)

Total mortgages, loans payable and other obligations, net			$1,431,398	$1,418,135

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

(e)	On January 16, 2019, the loan was repaid using proceeds from the disposition of Park Square.
(f)	This construction loan has a maximum borrowing capacity of $42 million and provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.
(g)

This construction loan has a maximum borrowing capacity of $94 million and provides, subject to certain conditions, two one-year extension options with a fee of 20 basis points for each year.  See Note 12: Commitments and Contingencies - Construction Projects.

(h)	This construction loan has a maximum borrowing capacity of $58 million and provides, subject to certain conditions, two one-year extension options with a fee of 15 basis points each year.
(i)

This mortgage loan, which includes unamortized fair value adjustment of $3.4 million as of December 31, 2018, was assumed by the Company in April 2017 with the acquisition and consolidation of all the interests in the Monaco Towers property.

(j)

On December 7, 2018, the Company refinanced this loan, due to which unamortized deferred financing costs of $0.2 million pertaining to the initial loan were written off.  Concurrent with the refinancing, the Company repaid in full the property’s $70 million construction loan and obtained a new loan in the amount of $97 million.

(k)	This mortgage loan was obtained by the Company in March 2017 to partially fund the acquisition of the Short Hills/Madison portfolio.
(l)

On December 17, 2018, the Company refinanced this loan, due to which unamortized deferred financing costs of $0.3 million pertaining to the initial loan were written off.  Concurrent with the refinancing, the Company repaid in full the property’s $70.1 million construction loan and obtained a new loan in the amount of $100 million.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments for the Company’s senior unsecured notes (see Note 7), unsecured revolving credit facility and term loan (see Note 8) and mortgages, loans payable and other obligations as of December 31, 2018 are as follows (dollars in thousands):

	Scheduled	Principal
Period	Amortization	Maturities	Total
2019 (a)	$532	$546,711	$547,243
2020	2,903	325,000	327,903
2021	3,227	285,800	289,027
2022	3,284	300,000	303,284
2023	3,412	333,998	337,410
Thereafter	7,230	991,929	999,159
Sub-total	20,588	2,783,438	2,804,026
Adjustment for unamortized debt discount/premium, net December 31, 2018	(2,838)	—	(2,838)
Unamortized mark to market	3,370	—	3,370
Unamortized deferred financing costs	(11,907)		(11,907)

Totals/Weighted Average	$9,213	$2,783,438	$2,792,651

(a)         On January 7, 2019, the Company exercised the first one-year extension option on the $350 million term loan scheduled to mature in January 2019, which extended the maturity of the 2016 Term Loan to January 2020.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2018, 2017 and 2016 was $97,744,000, $103,559,000 and $122,414,000, respectively.  Interest capitalized by the Company for the years ended December 31, 2018, 2017 and 2016 was $27,047,000, $20,240,000, and $19,316,000, respectively (which amounts included $816,000, $1,056,000 and $5,055,000 for the years ended December 31, 2018, 2017 and 2016, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of December 31, 2018, the Company’s total indebtedness of $2,807,396,000 (weighted average interest rate of 3.89 percent) was comprised of $314,177,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.90 percent) and fixed rate debt and other obligations of $2,493,219,000 (weighted average rate of 3.76 percent).

As of December 31, 2017, the Company’s total indebtedness of $2,826,110,000 (weighted average interest rate of 3.93 percent) was comprised of $382,443,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.63 percent) and fixed rate debt and other obligations of $2,443,667,000 (weighted average rate of 3.98 percent).

10.  EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2018, 2017 and 2016 was $886,000, $1,055,000 and $1,029,000, respectively.

11.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2018 and 2017.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2018 and 2017.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,711,712,000 and $2,764,033,000 as compared to the book value of approximately $2,792,651,000 and $2,809,568,000 as of December 31, 2018 and 2017, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments.  As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

The Company identified as held for sale six office properties and a 159 unit multi-family rental property as of December 31, 2018 with an aggregate carrying value for the rental property of $108.8 million.  The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $124 million.  The Company determined that the carrying value of four of the properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $20.1 million for the year ended December 31, 2018.

The Company identified as held for sale 21 office properties as of December 31, 2017 with an aggregate carrying value of $171.6 million.  The total estimated sales proceeds from the sales were expected to be approximately $223 million.  The Company determined that the carrying value of seven of these properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $12.3 million during the year ended December 31, 2017.

The Company owns two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties.  During the fourth quarter 2018, the Company made the decision to pursue selling the land parcels as opposed to development.  Due to the shortening of the expected periods of ownership, the Company determined that it was necessary to reduce the carrying values of the land parcels to their estimated fair values (ascertained by broker opinions of value obtained during the marketing process) and recorded a land impairments charge of $24.6 million at December 31, 2018.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2018 and 2017.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

12.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $1.1 million, $1.1 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $4.4 million, $3.9 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Port Imperial 4/5 Garage development project agreement with the City of Weehawken had a term of five years beginning when the project was substantially complete, which occurred in 2013.  The agreement, which expired in December 2018, provided that real estate taxes be paid initially on the land value of the project only and allowed for a phase in of real estate taxes on the value of the improvements at zero percent year one and 80 percent in years two through five.

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

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which commenced initial operation in December 2018.  The annual PILOT is equal to two percent of Total Project Costs, as defined therein.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018.  The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022.  The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration.  The PILOT totaled $1.4 million, $1.3 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years.  The annual PILOT is equal to 10 percent of gross revenues, as defined.  The PILOT totaled $2.4 million for the year ended December 31, 2018 and $1.6 million for the period from acquisition (April 2017) through December 31, 2017.

The Marbella Tower agreement with the City of Jersey City, which commenced in 2003, expired in December 2018.  The annual PILOT was equal to 15 percent of gross revenues, as defined therein.  The PILOT totaled $0.9 million for the period from acquisition (August 2018), through December 31, 2018.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years.  The annual PILOT is equal to 10 percent of gross revenues for Years 1-4, 12 percent of gross revenues for Years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein.

The Port Imperial South Parcel 8/9 development project agreement with the City of Weehawken is for a term of 25 years following substantial completion, which is anticipated to occur in the fourth quarter 2020.  The annual PILOT is equal to 11 percent of gross revenue for Years 1-10, 12.5 percent for Years 11-18 and 14 percent for Years 19-25, as defined therein.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2018, are as follows (dollars in thousands):

Year	Amount
2019	$2,470
2020	2,491
2021	2,491
2022	2,491
2023	2,491
2024 through 2084	210,117

Total	$222,551

Ground lease expense incurred by the Company during the years ended December 31, 2018, 2017 and 2016 amounted to $2.3 million, $2.6 million and $1.5 million, respectively.

CONSTRUCTION PROJECTS

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel (164 keys Residence Inn and 208 keys Marriott Envue) in Weehawken, New Jersey.  The Residence Inn opened in 4Q 2018 and the Marriott Envue is expected to open in 2Q 2019.   The construction of the project is estimated to cost $159.9 million, with construction costs of $147.1 million incurred by the venture through December 31, 2018.  The project costs are expected to be funded from a $94 million construction loan (with $73.4 million outstanding as of December 31, 2018).

The Company is developing a 313-unit multi-family project known as Building 8/9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018.  The construction project, which is estimated to cost $142.6 million, of which construction costs of $35.4 million have been incurred through December 31, 2018, is expected to be ready for occupancy in fourth quarter 2020.  The Company is expected to fund $50.6 million of construction costs, of which the Company has funded $35.4 million as of December 31, 2018, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge in Malden, Massachusetts, which began construction in third quarter 2018.  The construction project, which is estimated to cost $99.9 million, of which $20.2 million have been incurred through December 31, 2018, is expected to be ready for occupancy in fourth quarter 2020.  The Company is expected to fund $37.9 million of construction costs, of which the Company has funded $20.2 million as of December 31, 2018, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

CHANGES IN EXECUTIVE OFFICERS

On October 31, 2018, RRT entered into a separation and consulting agreement with Robert Andrew Marshall, the President and Executive Vice President of Development of RRT (the “Separation and Consulting Agreement”).  Pursuant to the Separation and Consulting Agreement, Mr. Marshall’s employment with RRT was terminated, effective as of October 31, 2018 (the “Termination Date”), and Mr. Marshall has agreed to provide consulting services to RRT and the Company during the period beginning on November 1, 2018 and ending on March 31, 2019 (the “Consulting Period”).

Under the terms of the Separation and Consulting Agreement, Mr. Marshall will receive the following separation payments:

•                  accrued but unpaid base salary through October 31, 2018;

•                  unreimbursed expenses incurred by Mr. Marshall prior to the Termination Date; and

•                  COBRA payments through January 31, 2019, in an aggregate amount equal to approximately $7,533.

•                  In addition, during the Consulting Period, Mr. Marshall will receive a monthly consulting fee of $22,500.

•                  The Separation and Consulting Agreement provides that Mr. Marshall will continue to vest during the Consulting Period in all of the 22,120 Time-Based Long-Term Incentive Plan Awards originally issued in March 2016 (the “Vested 2016 Time-Based LTIP Awards”) and 28,880 of the 35,697 Performance-Based Long-Term Incentive Plan Awards originally issued in March 2016 (the “Vested 2016 Performance-Based LTIP Awards” and, together with the Vested 2016 Time-Based LTIP Awards, the “Vested 2016 LTIP Awards”).  The Vested 2016 LTIP awards will vest on the earliest to occur of (i) Mr. Marshall’s death, (ii) the termination of Mr. Marshall’s consulting services by the Company for any reason other than for Cause (as defined in the Separation and Consulting Agreement) prior to March 31, 2019 or (iii) March 8, 2019 (such earliest date, the “Vesting Date”), subject to Mr. Marshall’s continuous performance of the consulting services through the applicable Vesting Date. All other equity awards previously issued to Mr. Marshall, including the remaining 6,817 Performance-Based LTIP Awards originally issued in March 2016, 4,449 Time-Based Long-Term Incentive Plan Awards originally issued in April 2017, 13,473 Performance-Based Long-Term Incentive Plan Awards originally issued in April 2017, 11,799 Time-Based Long-Term Incentive Plan Awards originally issued in April 2018, and 22,676 Performance-Based Long-Term Incentive Plan Awards originally issued in April 2018, expired and were forfeited and cancelled, effective as of the Termination Date.

•                  The Separation and Consulting Agreement further provides that on the earliest to occur of (i) March 11, 2019, (ii) five (5) business days after RRT receives written notice of Mr. Marshall’s death, or (iii) the date on which Mr. Marshall’s consulting services are terminated by the Company for any reason other than for Cause, the Company will purchase from Mr. Marshall all of the Vested 2016 LTIP Awards for an aggregate purchase price in cash equal to the product of (x) the total number of Vested 2016 LTIP Awards (which will amount to a total of 51,000) and (y) the average closing price per share of the Company’s common stock, as reported on the New York Stock Exchange for the period of five trading days ending on the applicable Vesting Date.

The Company’s total estimated costs in connection with the departure of Mr. Marshall of approximately $0.1 million (net of a reversal of $0.3 million of amortization of stock compensation expense due to the forfeiture of the unvested securities) during the year ended December 31, 2018 was included in general and administrative expense (approximately $1.0 million was included in accounts payable, accrued expenses and other liabilities as of December 31, 2018).

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

The Company’s total estimated costs in connection with the departure of Mr. Rudin of approximately $1.2 million (net of a reversal of $1.6 million of amortization of stock compensation expense due to the forfeiture of the unvested securities) during the year ended December 31, 2018 was included in general and administrative expense (approximately $23,000 was included in accounts payable, accrued expenses and other liabilities as of December 31, 2018).

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

The Company’s total estimated costs in connection with the departure of Messrs. Krug and DeLorenzo of approximately $2.7 million during the year ended December 31, 2018 was included in general and administrative expense (approximately $43,000 was included in accounts payable, accrued expenses and other liabilities as of December 31, 2018).

OTHER

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

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board). As of December 31, 2018, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 79 of the Company’s properties, primarily a portfolio of flex properties in Westchester County, New York with an aggregate carrying value of approximately $1.4 billion, are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at December 31, 2018 are as follows (dollars in thousands):

Year	Amount
2019	$314,708
2020	306,559
2021	284,120
2022	258,076
2023	220,533
2024 and thereafter	923,061

Total	$2,307,057

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

Rockpoint Transaction

On February 27, 2017, the Company, RRT, the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units and the parties agreed that the Company’s contributed equity value, (“RRT Contributed Equity Value”), was $1.23 billion at closing.  Additional closings of Rockpoint Units to be issued and sold to Rockpoint pursuant to the Investment Agreement may occur from time to time in increments of not less than $10 million per closing, with the balance of the full $300 million by March 1, 2019.  During the year ended December 31, 2018, a total additional amount of $105 million of Rockpoint Units were issued and sold to Rockpoint pursuant to the Investment Agreement.

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

Based on Rockpoint’s $255 million invested capital and RRT’s Initial Capital Contribution, at December 31, 2018 this pro rata distribution would be approximately 17.1% to Rockpoint and 82.9% to RRT.

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

Beginning March 1, 2022, except in certain limited circumstances as defined in the agreement, either RRT or Rockpoint may cause RRT to redeem (a “Put/Call Event”) all, but not less than all, of Rockpoint’s interest in the Rockpoint Units based on a liquidation value of RRLP to be determined by a third party valuation of the real estate assets and generally based on the capital event waterfall described above.  On a Put/Call Event, other than the sale of RRLP, Rockpoint can either demand payment in cash or may elect to convert all, but not less than all, of its investment to common equity in RRLP.  As such, the Rockpoint Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Rockpoint Units are classified in mezzanine equity measured based on the estimated future redemption value as of December 31, 2018.  The Company determines the redemption value of these interests by hypothetically liquidating the estimated Net Asset Value (“NAV”) of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the RRLP partnership agreement.  The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows.  For operating properties the direct capitalization method is used by applying a capitalization rate to the projected net operating income. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.  The estimated future redemption value of Rockpoint Units is approximately $330 million as of December 31, 2018.

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

The following table sets forth the changes in Redeemable noncontrolling interests for the year ended December 31, 2018 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2018	$52,324	$159,884	$212,208
Redeemable Noncontrolling Interests Issued	—	105,000	105,000
Net	52,324	264,884	317,208
Income Attributed to Noncontrolling Interests	1,820	12,159	13,979
Distributions	(1,820)	(12,159)	(13,979)
Redemption Value Adjustment	—	13,251	13,251
Redeemable noncontrolling interests as of December 31, 2018	$52,324	$278,135	$330,459

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

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”).  The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of December 31, 2018, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2016	805,000	$17.33	$4,843
Lapsed or Cancelled	(5,000)	21.25	—
Outstanding at December 31, 2016 ($17.31)	800,000	$17.31	9,368
Granted, Lapsed or Cancelled	—	—
Outstanding at December 31, 2017 ($17.31)	800,000	$17.31	3,400
Granted, Lapsed or Cancelled	—	—
Outstanding at December 31, 2018 ($17.31)	800,000	$17.31	$1,824
Options exercisable at December 31, 2018	800,000
Available for grant at December 31, 2018	1,580,869

There were no stock options exercised under any stock option plans for the years ended December 31, 2018, 2017 and 2016.  The Company has a policy of issuing new shares to satisfy stock option exercises.

As of December 31, 2018 and 2017, the stock options outstanding had a weighted average remaining contractual life of approximately 6.4 years and 7.4 years, respectively.

The Company recognized stock options expense of $193,000, $464,000 and $1,407,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven-year vesting period, of which 67,289 unvested shares were legally outstanding at December 31, 2018.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2016	136,220	$19.36
Granted	74,622	23.79
Vested	(61,654)	18.94
Forfeited	(3,910)	21.58
Outstanding at December 31, 2016	145,278	$21.76
Granted	59,985	27.00
Vested	(95,009)	20.73
Forfeited	(1,936)	25.83
Outstanding at December 31, 2017	108,318	$25.49
Granted	40,185	20.16
Vested	(72,502)	25.33
Forfeited	(8,712)	25.83
Outstanding at December 31, 2018	67,289	$22.43

As of December 31, 2018, the Company had $0.5 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.5 years.

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

As of December 31, 2018, the Company had no unrecognized compensation cost as there are no unvested PSUs outstanding under the Company’s stock compensation plans.

LONG-TERM INCENTIVE PLAN AWARDS

On March 8, 2016, the Company granted Long-Term Incentive Plan (“LTIP”) awards to senior management of the Company, including the General Partner’s executive officers (the “2016 LTIP Awards”).  All of the 2016 LTIP Awards were in the form of units in the Operating Partnership (“LTIP Units”) and constitute awards under the 2013 Plan. For Messrs. Rudin, DeMarco and Tycher, approximately 25 percent of the target 2016 LTIP Award was in the form of a time-based award that vests after three years on March 8, 2019 (the “2016 TBV LTIP Units”), and the remaining approximately 75 percent of the target 2016 LTIP Award was in the form of a performance-based award under a new Outperformance Plan (the “2016 OPP”) adopted by the General Partner’s Board of Directors consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2016 PBV LTIP Units”).  For all other executive officers, approximately 40 percent of the target 2016 LTIP Award was in the form of 2016 TBV LTIP Units and the remaining approximately 60 percent of the target 2016 LTIP Award was in the form of 2016 PBV LTIP Units.

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

On April 4, 2017, the Company granted LTIP awards to senior management of the Company, including the General Partner’s executive officers (the “2017 LTIP Awards”). All of the 2017 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan.  For Messrs. DeMarco, Tycher and Rudin, approximately twenty-five percent (25%) of the 2017 LTIP Award was in the form of a time-based award that vests after three years on April 4, 2020 (the “2017 TBV LTIP Units”), and the remaining approximately seventy-five percent (75%) of the 2017 LTIP Award was in the form of a performance-based award under the Company’s Outperformance Plan

(the “2017 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2017 PBV LTIP Units”).  For all other executive officers, approximately forty percent (40%) of the 2017 LTIP Award was in the form of 2017 TBV LTIP Units and the remaining approximately sixty percent (60%) of the 2017 LTIP Award was in the form of 2017 PBV LTIP Units.

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

On April 20, 2018, the Company granted LTIP awards to senior management of the Company, including the General Partner’s executive officers (the “2018 LTIP Awards”).  All of the 2018 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan.  For Messrs.  DeMarco and Tycher, approximately twenty-five percent (25%) of the grant date fair value of the 2018 LTIP Award was in the form of a time-based award that vests after three years on April 20, 2021 (the “2018 TBV LTIP Units”), and the remaining approximately seventy-five percent (75%) of the grant date fair value of the 2018 LTIP Award was in the form of a performance-based award under the Company’s Outperformance Plan (the “2018 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2018 PBV LTIP Units”).  For all other executive officers, approximately fifty percent (50%) of the grant date fair value of the 2018 LTIP Award was in the form of 2018 TBV LTIP Units and the remaining approximately fifty percent (50%) of the grant date fair value of the 2018 LTIP Award was in the form of 2018 PBV LTIP Units.

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

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a common unit of limited partnership interest in the Operating Partnership (a “common unit”), but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit.  After vesting of the 2016 TBV LTIP Units, 2017 TBV LTIP Units and 2018 LTIP TBV Units or the end of the measurement period for the 2016 PBV LTIP Units, 2017 PBV LTIP Units and 2018 LTIP PBV Units, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a common unit.

As a result of certain executive management and other personnel changes during the year ended December 31, 2018, the former employees forfeited and cancelled 189,273 2016 LTIP Awards, 105,443 2017 LTIP Awards and 38,015 2018 LTIP Awards, and the Company accelerated the vesting of 22,215 2016 LTIP Awards and 32,849 2017 LTIP Awards.  As of December 31, 2018, a total of 332,302 2016 PBV LTIP Units, 108,764 2016 TBV LTIP Units, 370,509 2017 PBV LTIP Units, 69,522 2017 TBV LTIP Units, 629,252 2018 PBV LTIP Units and 196,757 2018 TBV LTIP Units, net of LTIP Units forfeited and cancelled resulting from executive management and other personnel changes, were outstanding.  The LTIP Units were valued in accordance with ASC 718 — Stock Compensation, at their fair value.  The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of December 31, 2018, the Company had $11.2 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.4 years.

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

During the years ended December 31, 2018, 2017 and 2016, 26,620, 19,728 and 14,274 deferred stock units were earned, respectively.  As of December 31, 2018 and 2017, there were 236,383 and 210,738 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2018, 2017 and 2016 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Year Ended December 31,
Computation of Basic EPS	2018	2017	2016
Net income	$106,401	$33,718	$130,294
Add: Noncontrolling interest in consolidated joint ventures	1,216	1,018	651
Add (deduct): Noncontrolling interest in Operating Partnership	(9,527)	(2,711)	(13,721)
Deduct: Redeemable noncontrolling interest	(13,979)	(8,840)	—
Deduct: Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(11,425)	(17,951)	—
Net income available to common shareholders for basic earnings per share	$72,686	$5,234	$117,224

Weighted average common shares	90,388	90,005	89,746

Basic EPS:
Net income available to common shareholders	$0.80	$0.06	$1.31

	Year Ended December 31,
Computation of Diluted EPS	2018	2017	2016
Net income available to common shareholders for basic earnings per share	$72,686	$5,234	$117,224
Add (deduct): Noncontrolling interest in Operating Partnership	9,527	2,711	13,721
Deduct: Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(1,296)	(2,074)	—
Net income available for diluted earnings per share	$80,917	$5,871	$130,945

Weighted average common shares	100,724	100,703	100,498

Diluted EPS:
Net income available to common shareholders	$0.80	$0.06	$1.30

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Year Ended December 31,
	2018	2017	2016
Basic EPS shares	90,388	90,005	89,746
Add: Operating Partnership — common and vested LTIP units	10,246	10,405	10,499
Restricted Stock Awards	—	40	43
Stock Options	90	253	210
Diluted EPS Shares	100,724	100,703	100,498

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 and 2016 because the criteria had not been met for the periods.  Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in 2018 as such securities were anti-dilutive during the period.  Also not included in the computations of diluted EPS were the unvested LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested restricted stock outstanding as of December 31, 2018, 2017 and 2016 were 67,289, 95,801 and 120,245 shares, respectively.

Dividends declared per common share for the years ended December 31, 2018, 2017 and 2016 was $0.80, $0.75 and $0.60 per share, respectively.

Mack-Cali Realty, L.P.:

	Year Ended December 31,
Computation of Basic EPU	2018	2017	2016
Net income	$106,401	$33,718	$130,294
Add: Noncontrolling interest in consolidated joint ventures	1,216	1,018	651
Deduct: Redeemable noncontrolling interest	(13,979)	(8,840)	—
Deduct: Redemption value adjustment of redeemable noncontrolling interests	(12,721)	(20,025)	—
Net income available to common unitholders for basic earnings per unit	$80,917	$5,871	$130,945

Weighted average common units	100,634	100,410	100,245

Basic EPU:
Net income available to common unitholders for basic earnings per unit	$0.80	$0.06	$1.31

	Year Ended December 31,
Computation of Diluted EPU	2018	2017	2016
Net income available to common unitholders for diluted earnings per unit	$80,917	$5,871	$130,945

Weighted average common unit	100,724	100,703	100,498

Diluted EPU:
Net income available to common unitholders	$0.80	$0.06	$1.30

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Year Ended December 31,
	2018	2017	2016
Basic EPU units	100,634	100,410	100,245
Add: Restricted Stock Awards	—	40	43
Stock Options	90	253	210
Diluted EPU Units	100,724	100,703	100,498

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 and 2016 because the criteria had not been met for the periods. Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in 2018 as such securities were anti-dilutive during the period.  Also not included in the computations of diluted EPU were the unvested LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested restricted stock outstanding as of December 31, 2018, 2017 and 2016 were 67,289, 95,801 and 120,245 shares, respectively.

Distributions declared per common unit for the years ended December 31, 2018, 2017 and 2016 was $0.80, $0.75 and $0.60 per unit, respectively.

16.   NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) common units and LTIP units in the Operating Partnership, held by parties other than the General Partner (“Limited Partners”), and (ii) interests in consolidated joint ventures for the portion of such ventures not owned by the Company.

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2018, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $2.2 million as of December 31, 2018.

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP units in the Operating Partnership for the years ended December 31, 2018, 2017 and 2016:

	Common	LTIP
	Units	Units
Balance at January 1, 2016	10,516,844	—
Redemption of common units for shares of common stock	(28,739)	—
Issuance of units	—	657,373
Balance at December 31, 2016	10,488,105	657,373
Redemption of common units for shares of common stock	(148,662)	—
Issuance of units	99,412	578,323
Cancellation of units	—	(4,819)
Balance at December 31, 2017	10,438,855	1,230,877
Redemption of common units for shares of common stock	(264,570)	—
Issuance of units	—	864,024
Cancellation of units	—	(332,731)

Balance at December 31, 2018	10,174,285	1,762,170

Noncontrolling Interest Ownership in Operating Partnership

As of December 31, 2018 and 2017, the noncontrolling interest common unitholders owned 10.2 percent and 10.4 percent of the Operating Partnership, respectively.

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

17.   SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company had no revenues from foreign countries recorded for the years ended December 31, 2018, 2017 and 2016.  The Company had no long lived assets in foreign locations as of December 31, 2018 and 2017.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate, and multi-family real estate and services).

Selected results of operations for the years ended December 31, 2018, 2017 and 2016, and selected asset information as of December 31, 2018 and 2017 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
2018	$416,369	$113,805	$432	$530,606
2017	522,223	90,654	3,323	616,200
2016	541,271	69,873	2,254	613,398

Total operating and interest expenses (a):
2018	$183,439	$70,280	$104,788	$358,507
2017	238,055	63,589	94,662	396,306
2016	263,663	60,646	91,042	415,351

Equity in earnings (loss) of unconsolidated joint ventures:
2018	$2,319	$(2,446)	$—	$(127)
2017	1,644	(7,725)	—	(6,081)
2016	23,796	(5,008)	—	18,788
				—
Net operating income (loss) (b):
2018	$235,249	$41,079	$(104,356)	$171,972
2017	285,812	19,340	(91,339)	213,813
2016	301,404	4,219	(88,788)	216,835

Total assets:
2018	$2,687,178	$2,260,497	$112,969	$5,060,644
2017	2,915,646	1,937,708	104,531	4,957,885

Total long-lived assets (c):
2018	$2,413,696	$1,973,826	$33,157	$4,420,679
2017	2,613,815	1,645,410	31,901	4,291,126

Total investments in unconsolidated joint ventures:
2018	$13,699	$218,771	$280	$232,750
2017	15,143	237,321	162	252,626

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

(b)         Net operating income represents total revenues less total operating and interest expenses (as defined and classified in Note “a”), plus equity in earnings (loss) of unconsolidated joint ventures, for the period.

(c)          Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and goodwill.

(d)         Segment assets and operations were owned through a consolidated variable interest entity commencing in February 2018.

(e)          Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net operating income	$171,972	$213,813	$216,835
Add (deduct):
Depreciation and amortization	(174,847)	(205,169)	(186,684)
Land Impairments	(24,566)	—	—
Gain on change of control of interests	14,217	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	99,436	2,364	109,666
Gain on disposition of developable land	30,939	—	—
Gain on sale of investment in unconsolidated joint venture	—	23,131	5,670
Loss from extinguishment of debt, net	(10,750)	(421)	(30,540)
Net income	106,401	33,718	130,294
Noncontrolling interest in consolidated joint ventures	1,216	1,018	651
Noncontrolling interest in Operating Partnership	(9,527)	(2,711)	(13,721)
Redeemable noncontrolling interest	(13,979)	(8,840)	—
Net income available to common shareholders	$84,111	$23,185	$117,224

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net operating income	$171,972	$213,813	$216,835
Add (deduct):
Depreciation and amortization	(174,847)	(205,169)	(186,684)
Land Impairments	(24,566)	—	—
Gain on change of control of interests	14,217	—	15,347
Realized gains (losses) and unrealized losses on disposition of rental property, net	99,436	2,364	109,666
Gain on disposition of developable land	30,939	—	—
Gain on sale of investment in unconsolidated joint venture	—	23,131	5,670
Loss from extinguishment of debt, net	(10,750)	(421)	(30,540)
Net income	106,401	33,718	130,294
Noncontrolling interest in consolidated joint ventures	1,216	1,018	651
Redeemable noncontrolling interest	(13,979)	(8,840)
Net income available to common unitholders	$93,638	$25,896	$130,945

18.   RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the General Partner, David S. Mack, a director of the General Partner, and Earle I. Mack, a former director of the General Partner, are the executive officers, directors and stockholders of a corporation that leases approximately 7,034 square feet at one of the Company’s office properties (the Company disposed of this property in January 2019), which is scheduled to expire in September 2019.  The Company has recognized $193,000, $187,000 and $193,000 in revenue under this lease for the years ended December 31, 2018, 2017 and 2016, respectively, and had no accounts receivable from the corporation as of December 31, 2018 and 2017.

The adult children of Marshall Tycher, Chairman of RRT, own minority equity interests in a vendor to the Company.  Additionally, Mr. Tycher’s son-in-law is an employee of the vendor.  The Company recognized $148,000 in expense for this vendor during the year ended December 31, 2018 and had no accounts payable to this vendor as of December 31, 2018.

Certain executive officers of RRT and/or their family members (“RG”) directly or indirectly hold small noncontrolling interests in a certain consolidated joint venture.  Additionally, the Company earned $1,114,000, $1,873,000, and $2,464,000 from entities in which RG has ownership interests for the years ended December 31, 2018, 2017 and 2016, respectively.

19.   CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

Mack-Cali Realty Corporation

The following summarizes the condensed quarterly financial information for the Company (dollars in thousands):

Quarter Ended 2018	December 31	September 30	June 30	March 31
Total revenues	$132,936	$132,114	$126,589	$138,967
Net income	$52,523	$1,689	$1,501	$50,688
Net income (loss) available to common shareholders	$43,804	$(1,478)	$(1,251)	$43,036
		`
Basic earnings per common share:
Net income (loss) available to common shareholders	$0.45	$(0.05)	$(0.05)	$0.45

Diluted earnings per common share:
Net income (loss) available to common shareholders	$0.45	$(0.05)	$(0.05)	$0.45

Quarter Ended 2017	December 31	September 30	June 30	March 31
Total revenues	$143,529	$160,018	$162,766	$149,887
Net income (loss)	$5,411	$44,703	$(39,125)	$22,729
Net income (loss) available to common shareholders	$2,582	$38,054	$(37,330)	$19,879

Basic earnings per common share:
Net income (loss) available to common shareholders	$(0.01)	$0.39	$(0.44)	$0.11

Diluted earnings per common share:
Net income (loss) available to common shareholders	$(0.01)	$0.39	$(0.44)	$0.11

Mack-Cali Realty, L.P.

The following summarizes the condensed quarterly financial information for the Company (dollars in thousands):

Quarter Ended 2018	December 31	September 30	June 30	March 31
Total revenues	$132,936	$132,114	$126,589	$138,967
Net income	$52,523	$1,689	$1,501	$50,688
Net income (loss) available to common unitholders	$48,757	$(1,645)	$(1,393)	$47,919

Basic earnings per common unit:
Net income (loss) available to common unitholders	$0.45	$(0.05)	$(0.05)	$0.45

Diluted earnings per common units:
Net income (loss) available to common unitholders	$0.45	$(0.05)	$(0.05)	$0.45

Quarter Ended 2017	December 31	September 30	June 30	March 31
Total revenues	$143,529	$160,018	$162,766	$149,887
Net income (loss)	$5,411	$44,703	$(39,125)	$22,729
Net income (loss) available to common unitholders	$2,881	$42,467	$(41,626)	$22,174

Basic earnings per common unit:
Net income (loss) available to common unitholders	$(0.01)	$0.39	$(0.44)	$0.11

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$(0.01)	$0.39	$(0.44)	$0.11

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2018

(dollars in thousands)

SCHEDULE III

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent to		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	Acquisition(e)	Land	Improvements	Total (d)	Depreciation (b)

NEW JERSEY
Bergen County
Fort Lee
One Bridge Plaza	Office	1981	1996	—	2,439	24,462	7,436	2,439	31,898	34,337	17,658

Essex County
Millburn
150 J.F. Kennedy Parkway	Office	1980	1997	—	12,606	50,425	17,073	12,606	67,498	80,104	33,259
Roseland
51 J.F. Kennedy Parkway	Office	1988	2017	69,459	5,873	100,359	575	5,873	100,934	106,807	6,806
101 J.F. Kennedy Parkway	Office	1981	2017	29,197	4,380	59,730	1,151	4,380	60,881	65,261	4,063
103 J.F. Kennedy Parkway	Office	1981	2017	24,875	3,158	50,813	469	3,158	51,282	54,440	3,434

Hudson County
Hoboken
111 River Street	Office	2002	2016	—	204	198,609	14,932	—	213,745	213,745	14,364
Jersey City
Harborside Plaza 1	Office	1983	1996	—	3,923	51,013	26,426	3,923	77,439	81,362	41,749
Harborside Plaza 2	Office	1990	1996	—	17,655	101,546	53,393	8,364	164,230	172,594	69,838
Harborside Plaza 3	Office	1990	1996	—	17,655	101,878	53,060	8,363	164,230	172,593	69,838
Harborside Plaza 4A	Office	2000	2000	—	1,244	56,144	8,688	1,244	64,832	66,076	31,301
Harborside Plaza 5	Office	2002	2002	—	6,218	170,682	60,698	5,705	231,893	237,598	101,850
101 Hudson Street	Office	1992	2005	248,460	45,530	271,376	33,508	45,530	304,884	350,414	103,639
Rosegarden Monaco	Multi-Family	2011	2017	168,370	58,761	240,871	434	58,761	241,305	300,066	10,720
Marbella I	Multi-Family	2003	2018	130,040	48,820	160,740	1,306	48,820	162,046	210,866	1,711
Weehawken
100 Avenue at Port Imperial	Other	2016	2016	—	350	—	4,205	471	4,084	4,555	310
500 Avenue at Port Imperial	Other	2013	2013	36,568	13,099	56,669	(19,756)	13,099	36,913	50,012	4,925
Port Imperial South 11	Multi-Family	2018	2018	99,792	—	—	—	22,047	108,392	130,439	577

Mercer County
Princeton
100 Overlook Center	Office	1988	1997	—	2,378	21,754	4,577	2,378	26,331	28,709	13,218
5 Vaughn Drive	Office	1987	1995	—	657	9,800	1,564	657	11,364	12,021	6,529

Middlesex County
Edison
333 Thornall Street	Office	1984	2015	—	5,542	40,762	3,686	5,542	44,448	49,990	4,933
343 Thornall Street	Office	1991	2006	—	6,027	39,101	15,160	6,027	54,261	60,288	16,308
Iselin
101 Wood Avenue South	Office	1990	2016	—	8,509	72,738	1,183	7,384	75,046	82,430	6,936
New Brunswick
Richmond Court	Multi-Family	1997	2013	—	2,992	13,534	1,908	2,992	15,442	18,434	1,856
Riverwatch Commons	Multi-Family	1995	2013	—	4,169	18,974	2,187	4,169	21,161	25,330	2,534
Plainsboro
500 College Road East (c)	Office	1984	1998		614	20,626	5,776	614	26,402	27,016	14,225
Woodbridge
581 Main Street	Office	1991	1997	—	3,237	12,949	35,315	8,115	43,386	51,501	16,482

Monmouth County
Holmdel
23 Main Street	Office	1977	2005	—	4,336	19,544	6,377	4,336	25,921	30,257	8,116
Middletown
One River Center, Building 1	Office	1983	2004	—	3,070	17,414	16,094	2,451	34,127	36,578	8,385
One River Center, Building 2	Office	1983	2004	—	2,468	15,043	4,175	2,452	19,234	21,686	7,880
One River Center, Building 3	Office	1984	2004	—	4,051	24,790	5,688	4,627	29,902	34,529	11,525
Neptune
3600 Route 66	Office	1989	1995	—	1,098	18,146	11,461	1,098	29,607	30,705	15,555
Red Bank
100 Schultz Drive	Office	1989	2017	—	1,953	6,790	1,126	1,953	7,916	9,869	905
200 Schultz Drive	Office	1989	2017	—	2,184	8,259	1,165	2,184	9,424	11,608	1,003

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent to		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	Acquisition(e)	Land	Improvements	Total (d)	Depreciation (b)

Morris County
Florham Park
325 Columbia Parkway	Office	1987	1994	—	1,564	—	18,616	1,564	18,616	20,180	13,036
Madison
1 Giralda Farms	Office	1982	2017	—	3,370	27,145	734	3,370	27,879	31,249	2,260
7 Giralda Farms	Office	1997	2017	—	5,402	37,664	510	5,402	38,174	43,576	2,766
Morris Plains
Signature Place	Multi-Family			41,703	930	—	56,373	930	56,373	57,303	922
Parsippany
4 Campus Drive	Office	1983	2001	—	5,213	20,984	4,052	5,213	25,036	30,249	11,490
6 Campus Drive	Office	1983	2001	—	4,411	17,796	3,945	4,411	21,741	26,152	9,665
7 Campus Drive	Office	1982	1998	—	1,932	27,788	6,757	1,932	34,545	36,477	18,408
8 Campus Drive	Office	1987	1998	—	1,865	35,456	12,475	1,865	47,931	49,796	22,089
9 Campus Drive	Office	1983	2001	—	3,277	11,796	22,721	5,842	31,952	37,794	13,474
2 Dryden Way	Office	1990	1998	—	778	420	110	778	530	1,308	320
4 Gatehall Drive	Office	1988	2000	—	8,452	33,929	7,788	8,452	41,717	50,169	18,726
2 Hilton Court	Office	1991	1998	—	1,971	32,007	4,474	1,971	36,481	38,452	19,992
1 Sylvan Way	Office	1989	1998	—	1,689	24,699	4,984	1,021	30,351	31,372	14,094
3 Sylvan Way	Office	1988	2015	—	5,590	4,710	9,840	5,590	14,550	20,140	845
5 Sylvan Way	Office	1989	1998	—	1,160	25,214	7,056	1,161	32,269	33,430	14,774
7 Sylvan Way	Office	1987	1998	—	2,084	26,083	14,823	2,084	40,906	42,990	15,697
5 Wood Hollow Road	Office	1979	2004	—	5,302	26,488	21,087	5,302	47,575	52,877	21,689

NEW YORK
Westchester County
Eastchester
Quarry Place at Tuckahoe	Multi-Family	2016	2016	40,433	5,585	3,400	48,718	5,585	52,118	57,703	2,573
Elmsford
11 Clearbrook Road	Office/Flex	1974	1997	—	149	2,159	504	149	2,663	2,812	1,479
75 Clearbrook Road	Office/Flex	1990	1997	—	2,314	4,716	57	2,314	4,773	7,087	2,621
100 Clearbrook Road	Office	1975	1997	—	220	5,366	1,846	220	7,212	7,432	3,620
125 Clearbrook Road	Office/Flex	2002	2002	—	1,055	3,676	(292)	1,055	3,384	4,439	1,685
150 Clearbrook Road	Office/Flex	1975	1997	—	497	7,030	2,198	497	9,228	9,725	4,927
175 Clearbrook Road	Office/Flex	1973	1997	—	655	7,473	973	655	8,446	9,101	4,731
200 Clearbrook Road	Office/Flex	1974	1997	—	579	6,620	1,667	579	8,287	8,866	4,343
250 Clearbrook Road	Office/Flex	1973	1997	—	867	8,647	2,387	867	11,034	11,901	5,813
50 Executive Boulevard	Office/Flex	1969	1997	—	237	2,617	540	237	3,157	3,394	1,731
77 Executive Boulevard	Office/Flex	1977	1997	—	34	1,104	179	34	1,283	1,317	740
85 Executive Boulevard	Office/Flex	1968	1997	—	155	2,507	456	155	2,963	3,118	1,584
101 Executive Boulevard	Office	1971	1997	—	101	5,197	5,298	101	5,197	5,298	119
300 Executive Boulevard	Office/Flex	1970	1997	—	460	3,609	307	460	3,916	4,376	2,132
350 Executive Boulevard	Office/Flex	1970	1997	—	100	1,793	175	100	1,968	2,068	1,146
399 Executive Boulevard	Office/Flex	1962	1997	—	531	7,191	163	531	7,354	7,885	4,077
400 Executive Boulevard	Office/Flex	1970	1997	—	2,202	1,846	1,140	2,202	2,986	5,188	1,807
500 Executive Boulevard	Office/Flex	1970	1997	—	258	4,183	508	258	4,691	4,949	2,655
525 Executive Boulevard	Office/Flex	1972	1997	—	345	5,499	837	345	6,336	6,681	3,661
1 Westchester Plaza	Office/Flex	1967	1997	—	199	2,023	183	199	2,206	2,405	1,214
2 Westchester Plaza	Office/Flex	1968	1997	—	234	2,726	914	234	3,640	3,874	1,971
3 Westchester Plaza	Office/Flex	1969	1997	—	655	7,936	1,433	655	9,369	10,024	4,876
4 Westchester Plaza	Office/Flex	1969	1997	—	320	3,729	1,531	320	5,260	5,580	2,512
5 Westchester Plaza	Office/Flex	1969	1997	—	118	1,949	303	118	2,252	2,370	1,184
6 Westchester Plaza	Office/Flex	1968	1997	—	164	1,998	202	164	2,200	2,364	1,197
7 Westchester Plaza	Office/Flex	1972	1997	—	286	4,321	1,168	286	5,489	5,775	2,781
8 Westchester Plaza	Office/Flex	1971	1997	—	447	5,262	2,127	447	7,389	7,836	4,025
Hawthorne
200 Saw Mill River Road	Office/Flex	1965	1997	—	353	3,353	833	353	4,186	4,539	2,110
1 Skyline Drive	Office	1980	1997	—	66	1,711	210	66	1,921	1,987	1,102
2 Skyline Drive	Office	1987	1997	—	109	3,128	1,474	109	4,602	4,711	2,909
4 Skyline Drive	Office/Flex	1987	1997	—	363	7,513	2,140	363	9,653	10,016	5,635
5 Skyline Drive	Office/Flex	1980	2001	—	2,219	8,916	1,472	2,219	10,388	12,607	5,340
6 Skyline Drive	Office/Flex	1980	2001	—	740	2,971	535	740	3,506	4,246	1,942
7 Skyline Drive	Office	1987	1998	—	330	13,013	2,733	330	15,746	16,076	8,071
8 Skyline Drive	Office/Flex	1985	1997	—	212	4,410	836	212	5,246	5,458	3,036
10 Skyline Drive	Office/Flex	1985	1997	—	134	2,799	271	134	3,070	3,204	1,630
11 Skyline Drive (c)	Office/Flex	1989	1997	—	—	4,788	763	—	5,551	5,551	2,906
12 Skyline Drive (c)	Office/Flex	1999	1999	—	1,562	3,254	218	1,320	3,714	5,034	1,911
15 Skyline Drive (c)	Office/Flex	1989	1997	—	—	7,449	1,858	—	9,307	9,307	4,537
17 Skyline Drive (c)	Office	1989	1997	—	—	7,269	1,248	—	8,517	8,517	4,547

								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent to		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	Acquisition(e)	Land	Improvements	Total (d)	Depreciation (b)

Tarrytown
230 White Plains Road	Retail	1984	1997	—	124	1,845	288	124	2,133	2,257	1,108
Yonkers
100 Corporate Boulevard	Office/Flex	1987	1997	—	602	9,910	1,175	602	11,085	11,687	6,143
200 Corporate Boulevard South	Office/Flex	1990	1997	—	502	7,575	2,585	502	10,160	10,662	5,017
1 Executive Boulevard	Office	1982	1997	—	1,104	11,904	3,688	1,105	15,591	16,696	8,210
2 Executive Boulevard	Retail	1986	1997	—	89	2,439	107	89	2,546	2,635	1,397
3 Executive Boulevard	Office	1987	1997	—	385	6,256	1,803	385	8,059	8,444	4,496
4 Executive Plaza	Office/Flex	1986	1997	—	584	6,134	854	584	6,988	7,572	3,723
6 Executive Plaza	Office/Flex	1987	1997	—	546	7,246	2,212	546	9,458	10,004	5,127
1 Odell Plaza	Office/Flex	1980	1997	—	1,206	6,815	2,349	1,206	9,164	10,370	5,093
3 Odell Plaza	Office	1984	2003	—	1,322	4,777	2,360	1,322	7,137	8,459	3,976
5 Odell Plaza	Office/Flex	1983	1997	—	331	2,988	476	331	3,464	3,795	2,029
7 Odell Plaza	Office/Flex	1984	1997	—	419	4,418	1,303	419	5,721	6,140	2,938

CONNECTICUT
Fairfield County
Stamford
419 West Avenue	Office/Flex	1986	1997	—	4,538	9,246	482	4,538	9,728	14,266	5,316
500 West Avenue	Office/Flex	1988	1997	—	415	1,679	646	415	2,325	2,740	1,221
550 West Avenue	Office/Flex	1990	1997	—	1,975	3,856	133	1,975	3,989	5,964	2,172
600 West Avenue	Office/Flex	1999	1999	—	2,305	2,863	1,184	2,305	4,047	6,352	1,739
650 West Avenue	Office/Flex	1998	1998	—	1,328	—	3,247	1,328	3,247	4,575	1,805

MASSACHUSETTS
Middlesex County
Malden
The Chase at Overlook Ridge	Multi-Family	2016	2016	134,839	11,072	87,793	74,692	21,827	151,730	173,557	9,969

Suffolk County
East Boston
Portside at Pier One	Multi-Family	2016	2016	58,644	—	73,713	446	—	74,159	74,159	6,163
Portside 5/6	Multi-Family	2018	2018	96,369	—	—	—	—	113,913	113,913	1,268
Revere
Alterra at Overlook Ridge IA	Multi-Family	2004	2013	40,102	9,042	50,671	1,072	9,042	51,743	60,785	7,933
Alterra at Overlook Ridge II	Multi-Family	2008	2013	59,371	12,055	71,409	409	12,056	71,817	83,873	10,980

Projects Under Development and Developable Land				128,017	363,272	489,567	—	363,272	489,567	852,839	14,608

Furniture, Fixtures and Equipment				—	—	—	53,718	—	53,718	53,718	15,879

TOTALS				1,406,239	788,261	3,455,975	817,429	807,236	4,498,781	5,306,017	1,097,868

(a)              The aggregate cost for federal income tax purposes at December 31, 2018 was approximately $5.1 billion.

(b)              Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(c)              This property is located on land leased by the Company.

(d)              Properties identified as held for sale at December 31, 2018 are excluded.

(e)              These costs are net of impairments and valuation allowances recorded, if any.

MACK-CALI REALTY CORPORATION/MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2018, 2017 and 2016 are as follows: (dollars in thousands)

	2018	2017	2016
Rental Properties
Balance at beginning of year	$5,102,844	$4,804,867	$4,807,718
Additions	686,452	1,179,365	819,535
Rental property held for sale	(184,233)	(310,089)	(79,200)
Properties sold	(238,873)	(538,424)	(695,837)
Impairments	—	—	—
Retirements/disposals	(60,173)	(32,875)	(47,349)
Balance at end of year	$5,306,017	$5,102,844	$4,804,867

Accumulated Depreciation
Balance at beginning of year	$1,087,083	$1,332,073	$1,464,482
Depreciation expense	140,726	154,343	151,569
Rental property held for sale	(30,404)	(126,503)	(31,792)
Properties sold	(39,364)	(217,625)	(204,837)
Repurposed buildings	—	(22,330)	—
Impairments	—	—	—
Retirements/disposals	(60,173)	(32,875)	(47,349)
Balance at end of year	$1,097,868	$1,087,083	$1,332,073

MACK-CALI REALTY CORPORATION/MACK-CALI REALTY, L.P. AND SUBSIDIARIES

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2018

(in thousands)

								Face Amount
								of Mortgages or
			Interest	Interest	Final	Periodic		Maximum	Carrying
Type of			Accrual	Payment	Maturity	Payment	Prior	Available	Amount of
Loan/Borrower	Description	Location	Rate	Rate	Date	Term (a)	Liens	Credit	Mortgages

Mortgage Loan:
Borrower A	Land	Jersey City, NJ	5.85%	5.85%	07/21/19	P&I	—	$41,695	$45,242

Total								$41,695	$45,242

(a)  P&I = Principal & Interest at maturity

The following table reconciles mortgage loans from January 1, 2017 to December 31, 2018 (in thousands):

	2018	2017
Balance at January 1	$45,734	$—
Additions/(repayments)
New mortgage loan/(repayments)	(3,000)	44,695
Accrued interest	2,508	1,039
Balance at December 31,	$45,242	$45,734

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

3.12

Certificate of Designation of 3.5% Series A-1 Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 28, 2017 (filed as Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

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

4.7

Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to the Company’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

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

10.3#

Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.4#

Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.5#	2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference).

10.6#	First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.7#

Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.8#	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.9#

Amended and Restated Mack-Cali Realty Corporation Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company’s Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.10#	Mack-Cali Realty Corporation 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 Registration No. 333-188729, and incorporated herein by reference).

10.11#

Indemnification Agreement by and between Mack-Cali Realty Corporation and William L. Mack dated October 22, 2002 (filed as Exhibit 10.101 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.12#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan S. Bernikow dated May 20, 2004 (filed as Exhibit 10.104 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.13#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Kenneth M. Duberstein dated September 13, 2005 (filed as Exhibit 10.106 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.14#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Nathan Gantcher dated October 22, 2002 (filed as Exhibit 10.107 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.15#

Indemnification Agreement by and between Mack-Cali Realty Corporation and David S. Mack dated December 11, 1997 (filed as Exhibit 10.108 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.16#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan G. Philibosian dated October 22, 2002 (filed as Exhibit 10.109 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.17#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Irvin D. Reid dated October 22, 2002 (filed as Exhibit 10.110 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.18#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Vincent Tese dated October 22, 2002 (filed as Exhibit 10.111 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.19#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Roy J. Zuckerberg dated October 22, 2002 (filed as Exhibit 10.113 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.20#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Rebecca Robertson dated September 27, 2016 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.21#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Anthony Krug dated October 22, 2002 (filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.22#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Jonathan Litt dated March 3, 2014 (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.23#

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

10.28

Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Mutual Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008. (filed as Exhibit 10.133 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

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

10.31	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 5, 2011 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.32

Fourth Amended and Restated Revolving Credit Agreement dated as of July 16, 2013 among Mack Cali Realty, L.P., as borrower, Mack-Cali Realty Corporation, as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto, as lenders (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 16, 2013 and incorporated herein by reference).

10.33#

Form of Restricted Share Award Agreement effective December 10, 2013 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Anthony Krug (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 10, 2013 and incorporated herein by reference).

10.34#

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

10.35#

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

10.36

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

10.37

Agreement dated February 28, 2014 by and among Mack-Cali Realty Corporation, Land & Buildings Capital Growth Fund, L.P., Land & Buildings Investment Management, LLC and Jonathan Litt (filed as Exhibit 10.116 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.38#

Restricted Share Award Agreement effective March 19, 2014 by and between Mack-Cali Realty Corporation and Anthony Krug (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 21, 2014 and incorporated herein by reference).

10.39

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

10.40#

Severance Agreement dated March 4, 2015 by and between Anthony Krug and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2015 and incorporated herein by reference).

10.41#

Severance Agreement dated March 4, 2015 by and between Gary T. Wagner and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 4, 2015 and incorporated herein by reference).

10.42#

Employment Agreement dated June 3, 2015 by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2015 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.43#

Employment Agreement dated June 3, 2015 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 3, 2015 and incorporated herein by reference).

10.44#

Indemnification Agreement dated June 3, 2015 by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference).

10.45#

Indemnification Agreement dated June 3, 2015 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.130 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference).

10.46#

Indemnification Agreement dated September 22, 2015 by and between Marshall B. Tycher and Mack-Cali Realty Corporation (filed as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.47#

Employment Agreement dated October 23, 2012 by and between Marshall B. Tycher and Mack-Cali Realty Corporation (filed as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.48#

Indemnification Agreement dated June 10, 2013 by and between Ricardo Cardoso and Mack-Cali Realty Corporation (filed as Exhibit 10.133 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.49

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

10.50

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

10.54

International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2015 by and between U.S. Bank National Association and Mack-Cali Realty, L.P. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.55#	Form of 2016 Time-Based Long-Term Incentive Plan Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

10.56#	Form of 2016 Performance-Based Long-Term Incentive Plan Award Agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.57#

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

10.58#

Employment Agreement dated April 15, 2016 by and between Robert Andrew Marshall and Roseland Residential Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2016 and incorporated herein by reference).

10.59

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

10.60

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

10.61

Second Amended and Restated Limited Partnership Agreement of Roseland Residential, L.P. dated March 10, 2017 (filed as Exhibit 10.126 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.62

Shareholders Agreement of Roseland Residential Trust dated March 10, 2017 (filed as Exhibit 10.127 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.63

Discretionary Demand Promissory Note dated March 10, 2017 (filed as Exhibit 10.128 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.64

Shared Services Agreement by and between Mack-Cali Realty, L.P. and Roseland Residential, L.P. dated March 10, 2017 (filed as Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.65

Recourse Agreement by and between Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Roseland Residential Trust, RP-RLA, LLC and RP-RLB, LLC dated March 10, 2017 (filed as Exhibit 10.130 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.66	Registration Rights Agreement dated March 10, 2017 (filed as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.67	Indemnity Agreement dated March 10, 2017 (filed as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.68

International Swaps and Derivatives Association, Inc. 2002 Master Agreement, and its schedule thereto, dated as of February 7, 2017 by and between Bank of America, N.A. and Mack-Cali Realty, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 29, 2017 and incorporated herein by reference).

10.69

International Swaps and Derivatives Association, Inc. 2002 Master Agreement, and its schedule thereto, dated as of March 6, 2017 by and between Fifth Third Bank and Mack-Cali Realty, L.P. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 29, 2017 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.70

International Swaps and Derivatives Association, Inc. 2002 Master Agreement, and its schedule thereto, dated as of March 15, 2017 by and between The Bank of New York Mellon and Mack-Cali Realty, L.P. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 29, 2017 and incorporated herein by reference).

10.71#

Amendment, dated as of April 4, 2017, to Executive Employment Agreement, dated as of June 3, 2015, by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2017 and incorporated herein by reference).

10.72#

Employment Agreement dated April 26, 2017 by and between Marshall B. Tycher and Roseland Residential Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2017 and incorporated herein by reference).

10.73#

Employment Agreement dated January 26, 2018 between Mack-Cali Realty Corporation and David Smetana (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.74#

Employment Agreement dated January 26, 2018 between Mack-Cali Realty Corporation and Nicholas Hilton (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.75#

Employment Agreement dated January 26, 2018 between Mack-Cali Realty Corporation and Gary T. Wagner (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.76#

Employment Agreement dated January 26, 2018 between Mack-Cali Realty Corporation and Ricardo Cardoso (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.77#

Separation Agreement and Release dated January 26, 2018 between Mack-Cali Realty Corporation and Anthony Krug (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.78#

Separation Agreement and Release dated January 26, 2018 between Mack-Cali Realty Corporation and Christopher DeLorenzo (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.79#

Indemnification Agreement by and between Mack-Cali Realty Corporation and David Smetana dated January 29, 2018 (filed as Exhibit 10.145 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.80#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Nicholas Hilton dated February 12, 2018 (filed as Exhibit 10.146 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.81#

Separation and General Release Agreement, dated as of June 14, 2018, by and between Mack-Cali Realty Corporation and Mitchell E. Rudin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2018 and incorporated herein by reference).

10.82

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

10.83

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

10.84#

Separation and Consulting Agreement, dated as of October 31, 2018, by and among Robert Andrew Marshall, Roseland Residential Trust and, solely for purposes of Sections 3 and 9 thereof, Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2018 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

12.1*	Calculation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Security Dividends for the General Partner.

12.2*	Calculation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Security Dividends for the Operating Partnership.

21.1*	Subsidiaries of the General Partner.

21.2*	Subsidiaries of the Operating Partnership.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the General Partner.

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the Operating Partnership.

31.1*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

* filed herewith

# management contract or compensatory plan or arrangement

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: February 20, 2019	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: February 20, 2019	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer and principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)

	By:	Mack-Cali Realty Corporation
its General Partner

Date: February 20, 2019	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: February 20, 2019	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ WILLIAM L. MACK	Chairman of the Board	February 20, 2019
William L. Mack

/s/ MICHAEL J. DEMARCO	Chief Executive Officer and Director	February 20, 2019
Michael J. DeMarco	(principal executive officer)

/s/ DAVID J. SMETANA	Chief Financial Officer	February 20, 2019
David J. Smetana	(principal financial officer and principal accounting officer)

/s/ ALAN S. BERNIKOW	Director	February 20, 2019
Alan S. Bernikow

/s/ KENNETH M. DUBERSTEIN	Director	February 20, 2019
Kenneth M. Duberstein

/s/ NATHAN GANTCHER	Director	February 20, 2019
Nathan Gantcher

/s/ DAVID S. MACK	Director	February 20, 2019
David S. Mack

/s/ ALAN G. PHILIBOSIAN	Director	February 20, 2019
Alan G. Philibosian

/s/ IRVIN D. REID	Director	February 20, 2019
Irvin D. Reid

/s/ REBECCA ROBERTSON	Director	February 20, 2019
Rebecca Robertson

/s/ VINCENT TESE	Director	February 20, 2019
Vincent Tese