Form 10-Q
period 2019-03-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2019-05-01
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of April 29, 2019, there were 90,338,180 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.  Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership.  References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of March 31, 2019, the General Partner owned an approximate 90 percent common unit interest in the Operating Partnership.  The remaining approximate 10 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

To help investors better understand the key differences between the General Partner and the Operating Partnership, certain information for the General Partner and the Operating Partnership in this report has been separated, as set forth below:

•          Item 1.   Financial Statements (unaudited), which includes the following specific disclosures for Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.:

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation’s and Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Rental property
Land and leasehold interests	$814,694	$807,236
Buildings and improvements	4,067,589	4,109,797
Tenant improvements	296,654	335,266
Furniture, fixtures and equipment	58,192	53,718
	5,237,129	5,306,017
Less — accumulated depreciation and amortization	(935,339)	(1,097,868)
	4,301,790	4,208,149
Rental property held for sale, net	33,239	108,848
Net investment in rental property	4,335,029	4,316,997
Cash and cash equivalents	12,061	29,633
Restricted cash	20,561	19,921
Investments in unconsolidated joint ventures	212,961	232,750
Unbilled rents receivable, net	91,846	100,737
Deferred charges, goodwill and other assets, net	594,624	355,234
Accounts receivable, net of allowance for doubtful accounts of $602 and $1,108	7,202	5,372

Total assets	$5,274,284	$5,060,644

LIABILITIES AND EQUITY
Senior unsecured notes, net	$570,607	$570,314
Unsecured revolving credit facility and term loans	588,805	790,939
Mortgages, loans payable and other obligations, net	1,526,905	1,431,398
Dividends and distributions payable	21,341	21,877
Accounts payable, accrued expenses and other liabilities	196,707	168,115
Rents received in advance and security deposits	33,140	41,244
Accrued interest payable	14,417	9,117
Total liabilities	2,951,922	3,033,004
Commitments and contingencies

Redeemable noncontrolling interests	379,195	330,459

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 90,325,783 and 90,320,306 shares outstanding	903	903
Additional paid-in capital	2,553,652	2,561,503
Dividends in excess of net earnings	(855,659)	(1,084,518)
Accumulated other comprehensive income (loss)	5,122	8,770
Total Mack-Cali Realty Corporation stockholders’ equity	1,704,018	1,486,658

Noncontrolling interests in subsidiaries:
Operating Partnership	188,829	168,373
Consolidated joint ventures	50,320	42,150
Total noncontrolling interests in subsidiaries	239,149	210,523

Total equity	1,943,167	1,697,181

Total liabilities and equity	$5,274,284	$5,060,644

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUES
Revenue from leases	$123,015	$125,693
Real estate services	3,842	4,661
Parking income	4,941	5,327
Hotel income	283	—
Other income	2,168	3,286
Total revenues	134,249	138,967

EXPENSES
Real estate taxes	17,077	18,361
Utilities	10,451	12,504
Operating services	24,962	25,618
Real estate services expenses	4,266	4,936
Leasing personnel costs	742	—
General and administrative	12,593	16,085
Depreciation and amortization	48,046	41,297
Total expenses	118,137	118,801

OTHER (EXPENSE) INCOME
Interest expense	(24,774)	(20,075)
Interest and other investment income (loss)	824	1,128
Equity in earnings (loss) of unconsolidated joint ventures	(681)	1,572
Gain on change of control of interests	13,790	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	268,109	58,186
Gain on sale of investment in unconsolidated joint venture	903	—
Gain (loss) from extinguishment of debt, net	1,311	(10,289)
Total other income (expense)	259,482	30,522
Net income	275,594	50,688
Noncontrolling interests in consolidated joint ventures	1,248	30
Noncontrolling interests in Operating Partnership	(27,680)	(4,883)
Redeemable noncontrolling interests	(4,667)	(2,799)
Net income available to common shareholders	$244,495	$43,036

Basic earnings per common share:
Net income available to common shareholders	$2.67	$0.45

Diluted earnings per common share:
Net income available to common shareholders	$2.66	$0.45

Basic weighted average shares outstanding	90,498	90,263

Diluted weighted average shares outstanding	100,943	100,604

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$275,594	$50,688
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	(4,061)	5,145
Comprehensive income	$271,533	$55,833
Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	1,248	30
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(4,667)	(2,799)
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	(27,267)	(5,407)
Comprehensive income attributable to common shareholders	$240,847	$47,657

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2019	90,320	$903	$2,561,503	$(1,084,518)	$8,770	$210,523	$1,697,181
Net income	—	—	—	244,495	—	31,099	275,594
Common stock dividends	—	—	—	(18,065)	—	—	(18,065)
Common unit distributions	—	—	—	—	—	(1,696)	(1,696)
Redeemable noncontrolling interests	—	—	(3,152)	—	—	(5,024)	(8,176)
Change in noncontrolling interests in consolidated joint ventures	—	—	(1,958)	—	—	9,418	7,460
Redemption of common units for common stock	5	—	82	—	—	(82)	—
Redemption of common units	—	—	(1,665)	—	—	(4,965)	(6,630)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	10	—	—	—	10
Directors’ deferred compensation plan	—	—	130	—	—	—	130
Stock compensation	—	—	265	—	—	1,615	1,880
Cancellation of unvested LTIP units	—	—	—	2,819	—	(2,889)	(70)
Other comprehensive income (loss)	—	—	—	(390)	(3,648)	(413)	(4,451)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(1,563)	—	—	1,563	—
Balance at March 31, 2019	90,326	$903	$2,553,652	$(855,659)	$5,122	$239,149	$1,943,167

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$275,594	$50,688
Adjustments to reconcile net income (loss) to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets	47,294	39,489
Amortization of directors deferred compensation stock units	130	125
Amortization of stock compensation	1,880	2,532
Amortization of deferred financing costs	1,189	1,096
Amortization of debt discount and mark-to-market	(237)	(237)
Write-off of unamortized deferred finance costs related to early extinguishment	—	105
Equity in (earnings) loss of unconsolidated joint ventures	681	(1,572)
Distributions of cumulative earnings from unconsolidated joint ventures	1,553	2,119
Gain on change of control of interests	(13,790)	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(268,109)	(58,186)
Gain on sale of investments in unconsolidated joint ventures	(903)	—
(Gain)Loss from extinguishment of debt	(1,311)	10,289
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(2,789)	(3,788)
Increase in deferred charges, goodwill and other assets	(6,774)	(1,899)
Increase in accounts receivable, net	(1,830)	(545)
Increase in accounts payable, accrued expenses and other liabilities	15,942	14,134
Decrease in rents received in advance and security deposits	(7,784)	(2,118)
Increase in accrued interest payable	5,301	4,667

Net cash provided by operating activities	$46,037	$56,899

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(222,893)	$(365)
Rental property additions and improvements	(43,307)	(55,935)
Development of rental property and other related costs	(38,568)	(50,038)
Proceeds from the sales of rental property	330,369	243,244
Proceeds from the sale of investments in unconsolidated joint ventures	4,039	—
Repayment of notes receivable	125	3,337
Investment in unconsolidated joint ventures	(2,443)	(1,266)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,566	4,571

Net cash provided by investing activities	$28,888	$143,548

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$92,000	$322,000
Repayment of revolving credit facility	(204,000)	(281,000)
Repayment of unsecured term loan	(90,000)	—
Proceeds from mortgages and loans payable	121,537	41,090
Repayment of mortgages, loans payable and other obligations	(25,183)	(277,287)
Acquisition of noncontrolling interests	(5,017)	—
Issuance of redeemable noncontrolling interests, net	45,000	10,000
Payment of financing costs	(1,363)	(255)
Distributions to noncontrolling interests	(99)	—
Payment of dividends and distributions	(24,732)	(22,830)

Net cash used in financing activities	$(91,857)	$(208,282)

Net decrease in cash and cash equivalents	$(16,932)	$(7,835)
Cash, cash equivalents and restricted cash, beginning of period (1)	49,554	67,972

Cash, cash equivalents and restricted cash, end of period (2)	$32,622	$60,137

(1)   Includes Restricted Cash of $19,921 and $39,792 as of December 31, 2018 and 2017, respectively.

(2)   Includes Restricted Cash of $20,561 and $34,830 as of March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Rental property
Land and leasehold interests	$814,694	$807,236
Buildings and improvements	4,067,589	4,109,797
Tenant improvements	296,654	335,266
Furniture, fixtures and equipment	58,192	53,718
	5,237,129	5,306,017
Less — accumulated depreciation and amortization	(935,339)	(1,097,868)
	4,301,790	4,208,149
Rental property held for sale, net	33,239	108,848
Net investment in rental property	4,335,029	4,316,997
Cash and cash equivalents	12,061	29,633
Restricted cash	20,561	19,921
Investments in unconsolidated joint ventures	212,961	232,750
Unbilled rents receivable, net	91,846	100,737
Deferred charges, goodwill and other assets, net	594,624	355,234
Accounts receivable, net of allowance for doubtful accounts of $602 and $1,108	7,202	5,372

Total assets	$5,274,284	$5,060,644

LIABILITIES AND EQUITY
Senior unsecured notes, net	$570,607	$570,314
Unsecured revolving credit facility and term loans	588,805	790,939
Mortgages, loans payable and other obligations, net	1,526,905	1,431,398
Distributions payable	21,341	21,877
Accounts payable, accrued expenses and other liabilities	196,707	168,115
Rents received in advance and security deposits	33,140	41,244
Accrued interest payable	14,417	9,117
Total liabilities	2,951,922	3,033,004
Commitments and contingencies

Redeemable noncontrolling interests	379,195	330,459

Partners’ Capital:
General Partner, 90,325,783 and 90,320,306 common units outstanding	1,636,068	1,413,497
Limited partners, 10,009,355 and 10,229,349 common units/LTIPs outstanding	251,657	232,764
Accumulated other comprehensive income (loss)	5,122	8,770
Total Mack-Cali Realty, L.P. partners’ capital	1,892,847	1,655,031

Noncontrolling interests in consolidated joint ventures	50,320	42,150

Total equity	1,943,167	1,697,181

Total liabilities and equity	$5,274,284	$5,060,644

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUES
Revenue from leases	$123,015	$125,693
Real estate services	3,842	4,661
Parking income	4,941	5,327
Hotel income	283	—
Other income	2,168	3,286
Total revenues	134,249	138,967

EXPENSES
Real estate taxes	17,077	18,361
Utilities	10,451	12,504
Operating services	24,962	25,618
Real estate services expenses	4,266	4,936
Leasing personnel costs	742	—
General and administrative	12,593	16,085
Depreciation and amortization	48,046	41,297
Total expenses	118,137	118,801

OTHER (EXPENSE) INCOME
Interest expense	(24,774)	(20,075)
Interest and other investment income (loss)	824	1,128
Equity in earnings (loss) of unconsolidated joint ventures	(681)	1,572
Gain on change of control of interests	13,790	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	268,109	58,186
Gain on sale of investment in unconsolidated joint venture	903	—
Gain (loss) from extinguishment of debt, net	1,311	(10,289)
Total other income (expense)	259,482	30,522
Net income	275,594	50,688
Noncontrolling interests in consolidated joint ventures	1,248	30
Redeemable noncontrolling interests	(4,667)	(2,799)
Net income available to common unitholders	$272,175	$47,919

Basic earnings per common unit:
Net income available to common unitholders	$2.67	$0.45

Diluted earnings per common unit:
Net income available to common unitholders	$2.66	$0.45

Basic weighted average units outstanding	100,740	100,505

Diluted weighted average units outstanding	100,943	100,604

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net income	$275,594	$50,688
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments for interest rate swaps	(4,061)	5,145
Comprehensive income	$271,533	$55,833
Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	1,248	30
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(4,667)	(2,799)
Comprehensive income attributable to common unitholders	$268,114	$53,064

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2019	90,320	10,229	$1,413,497	$232,764	$8,770	$42,150	$1,697,181
Net income	—	—	244,495	27,680	—	3,419	275,594
Distributions	—	—	(18,065)	(1,696)	—	—	(19,761)
Redeemable noncontrolling interests	—	—	(3,152)	(357)	—	(4,667)	(8,176)
Change in noncontrolling interests in consolidated joint ventures	—	—	(1,958)	—	—	9,418	7,460
Redemption of limited partner common units for shares of general partner common units	5	4	82	(82)	—	—	—
Vested LTIP units	—	77	—	—	—	—	—
Redemption of limited partners common units	—	(301)	(1,665)	(4,965)	—	—	(6,630)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	10	—	—	—	10
Directors’ deferred compensation plan	—	—	130	—	—	—	130
Other comprehensive income	—	—	(390)	(413)	(3,648)	—	(4,451)
Stock compensation	—	—	265	1,615	—	—	1,880
Cancellation of unvested LTIP units	—	—	2,819	(2,889)	—	—	(70)
Balance at March 31, 2019	90,326	10,009	$1,636,068	$251,657	$5,122	$50,320	$1,943,167

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$275,594	$50,688
Adjustments to reconcile net income (loss) to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets	47,294	39,489
Amortization of directors deferred compensation stock units	130	125
Amortization of stock compensation	1,880	2,532
Amortization of deferred financing costs	1,189	1,096
Amortization of debt discount and mark-to-market	(237)	(237)
Write-off of unamortized deferred finance costs related to early extinguishment	—	105
Equity in (earnings) loss of unconsolidated joint ventures	681	(1,572)
Distributions of cumulative earnings from unconsolidated joint ventures	1,553	2,119
Gain on change of control of interests	(13,790)	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(268,109)	(58,186)
Gain on sale of investments in unconsolidated joint ventures	(903)	—
(Gain)Loss from extinguishment of debt	(1,311)	10,289
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(2,789)	(3,788)
Increase in deferred charges, goodwill and other assets	(6,774)	(1,899)
Increase in accounts receivable, net	(1,830)	(545)
Increase in accounts payable, accrued expenses and other liabilities	15,942	14,134
Decrease in rents received in advance and security deposits	(7,784)	(2,118)
Increase in accrued interest payable	5,301	4,667

Net cash provided by operating activities	$46,037	$56,899

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(222,893)	$(365)
Rental property additions and improvements	(43,307)	(55,935)
Development of rental property and other related costs	(38,568)	(50,038)
Proceeds from the sales of rental property	330,369	243,244
Proceeds from the sale of investments in unconsolidated joint ventures	4,039	—
Repayment of notes receivable	125	3,337
Investment in unconsolidated joint ventures	(2,443)	(1,266)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,566	4,571
Proceeds from investment receivable	—	—
Net cash provided by investing activities	$28,888	$143,548

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$92,000	$322,000
Repayment of revolving credit facility	(204,000)	(281,000)
Repayment of unsecured term loan	(90,000)	—
Proceeds from mortgages and loans payable	121,537	41,090
Repayment of mortgages, loans payable and other obligations	(25,183)	(277,287)
Acquisition of noncontrolling interests	(5,017)	—
Issuance of redeemable noncontrolling interests, net	45,000	10,000
Payment of financing costs	(1,363)	(255)
Distributions to noncontrolling interests	(99)	—
Payment of distributions	(24,732)	(22,830)

Net cash used in financing activities	$(91,857)	$(208,282)

Net decrease in cash and cash equivalents	$(16,932)	$(7,835)
Cash, cash equivalents and restricted cash, beginning of period (1)	49,554	67,972

Cash, cash equivalents and restricted cash, end of period (2)	$32,622	$60,137

(1)   Includes Restricted Cash of $19,921 and $39,792 as of December 31, 2018 and 2017, respectively.

(2)   Includes Restricted Cash of $20,561 and $34,830 as of March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”).  The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.0 and 89.8 percent common unit interest in the Operating Partnership as of March 31, 2019 and December 31, 2018, respectively.  The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of March 31, 2019, the Company owned or had interests in 74 real estate properties (the “Properties”). The Properties are comprised of 45 office buildings totaling approximately 11.9 million square feet and leased to approximately 400 tenants (which include two buildings, aggregating approximately 0.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 22 multi-family properties, totaling 6,879 apartment units (which include seven properties aggregating 2,611 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 113,800 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), two hotels (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to a third party.  The Properties are located in four states in the Northeast, plus the District of Columbia.

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

As of March 31, 2019 and December 31, 2018, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P.  (See Note 14:

Rockpoint Transaction), have total real estate assets of $679.5 million and $480.4 million, respectively, mortgages of $361.4 million and $241.5 million, respectively, and other liabilities of $22.4 million and $23 million, respectively.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

Rental

Property                                                                        Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition—related costs were expensed as incurred for all real estate acquisitions classified as business combinations, which were substantially all of our operating property acquisitions through December 31, 2016.  The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations.  Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.6 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of March 31, 2019 and December 31, 2018 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
Land held for development (including pre-development costs, if any) (a)	$487,853	$465,930
Development and construction in progress, including land (b)	305,114	327,039
Total	$792,967	$792,969

(a)         Includes predevelopment and infrastructure costs included in buildings and improvements of $207.2 million and $204.9 million as of March 31, 2019 and December 31, 2018, respectively.

(b)         Includes land of $49.6 million as of both March 31, 2019 and December 31, 2018.

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

Deferred

Financing Costs                             Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets.  In all cases, amortization of such costs is included in interest expense and was $1,189,000 and $1,096,000 for the three months ended March 31, 2019 and 2018, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt.  Included in gain (loss) from extinguishment of debt, net, of ($10.3) million for the three months ended March 31, 2018 were unamortized deferred financing costs which were written off (as non-cash transactions) amounting to $105,000.

Deferred Leasing

Costs/Leasing

Personnel Costs                                Costs incurred in connection with successfully executed commercial and residential leases were capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs were charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which was capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $693,000 for the three months ended March 31, 2018.  Upon the adoption of ASC 842 on January 1, 2019, the Company no longer capitalizes such costs, and includes such costs in Leasing personnel costs in the Company’s Consolidated Statements of Operations, which amounted to $742,000 for the three months ended March 31, 2019.

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

Revenue

Recognition                                                    Revenue from leases includes fixed base rents under leases, which are recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the cumulative amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to revenue from leases over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.

Revenue from leases also includes reimbursements and recoveries from tenants received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  See Note 13: Tenant Leases.

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

Hotel income includes all revenue earned from hotel properties.

Other income includes income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

Allowance for

Doubtful Accounts                 All bad debt expense is being recorded as a reduction of the corresponding revenue account starting on January 1, 2019.  Management performs a detailed review of amounts due from tenants to determine if an allowance for doubtful accounts is required based on factors affecting the collectability of the accounts receivable balances.  The factors considered by management in determining which individual tenant receivable balances, require a collectability allowance include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information.  Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

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

The deferred tax asset balance at March 31, 2019 amounted to $11.6 million which has been fully reserved through a valuation allowance.  New tax reform legislation enacted in late 2017 reduced the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date.  As a result, the Company recorded a decrease related to its deferred tax assets of $5.3 million and a decrease to the associated valuation allowance of $5.3 million at December 31, 2017.  If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2019, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2014 forward.

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

Dividends and

Distributions

Payable                                                                           The dividends and distributions payable at March 31, 2019 represents dividends payable to common shareholders (90,326,046 shares) and distributions payable to noncontrolling interests unitholders of the Operating Partnership (9,876,865 common units and 1,958,821 vested and unvested LTIP units), for all such holders of record as of April 2, 2019 with respect to the first quarter 2019.  The first quarter 2019 common stock dividends and unit distributions of $0.20 per common share, common unit and LTIP unit were approved by the General Partner’s Board of Directors on March 14, 2019 and paid on April 12, 2019.

The dividends and distributions payable at December 31, 2018 represents dividends payable to common shareholders (90,320,408 shares) and distributions payable to noncontrolling interests unitholders of the Operating Partnership (10,174,285 common units and 1,762,170 LTIP units) for all such holders of record as of January 3, 2019 with respect to the fourth quarter 2018.  The fourth quarter 2018 common stock dividends and unit distributions of $0.20 per common share, common unit and LTIP unit were approved by the General Partner’s Board of Directors on December 11, 2018 and paid on January 11, 2019.

Costs Incurred

For Stock

Issuances                                                                   Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock

Compensation                                        The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $1,880,000 and $2,532,000 for the three months ended March 31, 2019 and 2018, respectively.

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

ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption.  In addition, a practical expedient was recently issued by the FASB that allows lessors to combine non-lease components with related lease components if certain conditions are met. The Company has adopted this guidance for its interim and annual periods beginning January 1, 2019 using the second transition method.

Under ASU 2016-02, lessors will only capitalize incremental direct leasing costs and will expense internal leasing costs that were previously capitalized prior to the adoption of ASU 2016-02. For leases where the Company is a lessee, primarily its ground leases, the Company is recognizing a right-of-use asset and a corresponding lease liability.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  The purpose of ASU 2017-12 is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.  The Company has adopted ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method which requires a cumulative effect of the change on the opening balance of each affected component of equity in the Company’s consolidated financial statements as of the date of adoption. Upon adoption the Company recorded a cumulative adjustment specifically related to the elimination of the requirement to for separate measurement of hedge ineffectiveness.  As a result, the Company recorded an opening balance adjustment as of January 1, 2019 to retained earnings of $0.4 million with a corresponding change to other comprehensive income.

3.              RECENT TRANSACTIONS

Acquisitions

The Company acquired the following office property (which was determined to be an asset acquisition in accordance with ASU 2017-01) during the three months ended March 31, 2019 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property Address	Location	Bldgs.	Square Feet	Cost
2/6/19	99 Wood Avenue (a)	Iselin, New Jersey	1	271,988	$61,858

Total Acquisitions			1	271,988	$61,858

(a)         This acquisition was funded using funds available with the Company’s qualified intermediary and through borrowing under the Company’s unsecured revolving credit facility.

The acquisition cost of 99 Wood Avenue was allocated to the net assets acquired, as follows (in thousands):

Land and leasehold interest	$9,261
Buildings and improvements and other assets, net	45,576
Above market lease values (a)	431
In-place lease values (a)	8,264
63,532
Less: Below market lease values (a)	(1,674)
Net assets recorded upon acquisition	$61,858

(a)   Above market, in-place and below market lease values are being amortized over a weighted-average term of 4.3 years.

On April 1, 2019, the Company completed the acquisition of a 377-unit multi-family rental property located in Jersey City, New Jersey for approximately $264 million, which was funded primarily using funds available with the Company’s qualified intermediaries, and through borrowing under the Company’s unsecured revolving credit facility.

Consolidation

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent preferred controlling interest for $77.5 million in cash.  The property was subject to a mortgage loan that had a principal balance of $74.7 million.  The acquisition was funded primarily using available cash.  Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan collateralized by the property in the amount of $117 million, which bears interest at 4.2 percent and matures in August 2026.  The Company received $43.3 million in distribution from the loan proceeds which was used to acquire the equity partner’s 50 percent interest.  As the result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest.  In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE.  As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $13.8 million (a non-cash item) in the three months ended March 31, 2019, in which the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-

10-30-4.  Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $15.3 million and the noncontrolling interest’s fair value of $13.7 million.  See Note 9: Mortgages, Loans Payable and Other Obligations.

Net assets recorded upon consolidation were as follows (in thousands):

Marbella II
Land and leasehold interest	$36,595
Buildings and improvements and other assets, net	153,974
In-place lease values (a)	4,611
Less: Below market lease values (a)	(80)
195,100
Less: Debt	(117,000)
Net assets	78,100
Less: Noncontrolling interests	(13,722)
Net assets recorded upon consolidation	$64,378

(a)   In-place and below market lease values are being amortized over a weighted-average term of 6.2 months.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office and multi-family properties during the three months ended March 31, 2019 (dollars in thousands):

									Realized
									Gains
					Rentable		Net	Net	(losses)/
Disposition			# of		Square		Sales	Carrying	Unrealized
Date	Property/Address	Location	Bldgs.		Feet		Proceeds	Value	Losses, net
01/11/19	721 Route 202-206 South (a)	Bridgewater, New Jersey	1		192,741		$5,651	$5,410	$241
01/16/19	Park Square (b)	Rahway, New Jersey	1		159	units	34,045	34,032	13
01/22/19	2115 Linwood Avenue	Fort Lee, New Jersey	1		68,000		15,197	7,433	7,764
02/27/19	201 Littleton Road (c)	Morris Plains, New Jersey	1		88,369		4,842	4,937	(95)
03/13/19	320 & 321 University Avenue	Newark, New Jersey	2		147,406		25,552	18,456	7,096
03/29/19	Flex portfolio	New York and Connecticut	56	(d)	3,148,512		470,348	214,758	255,590
Sub-total							555,635	285,026	270,609

Unrealized losses on rental property held for sale (see below)									(2,500)
Totals			62		3,645,028		$555,635	$285,026	$268,109

(a)	The Company recorded a valuation allowance of $9.3 million on this property during the year ended December 31, 2018.
(b)

The Company recorded a valuation allowance of $6.3 million on this property during the year ended December 31, 2018. Approximately $9.0 million of the net sale proceeds were held by a qualified intermediary.

(c)

The Company recorded a valuation allowance of $3.6 million on this property during the year ended December 31, 2018. Approximately $4.9 million of the net sale proceeds were held by a qualified intermediary.

(d)

301,638 Common Units were redeemed by the Company at fair market value of $6.6 million as purchase consideration received for two of the properties disposed of in this transaction, which was a non-cash portion of this sales transaction. The Company used the net cash received at closing to repay approximately $119.9 million of borrowings under the unsecured revolving credit facility and to repay $90 million of its $350 million unsecured term loan. Approximately $251 million of the net sales proceeds were held by a qualified intermediary as of March 31, 2019. The Company utilized $217.4 million of these proceeds on April 1, 2019 to acquire a 377-unit multi-family property located in Jersey City, New Jersey.

The Company identified as held for sale a 348,000 square-foot office property located in Paramus, New Jersey as of March 31, 2019.  The total estimated sales proceeds, net of expected selling costs, from the sale is expected to be approximately $36.9 million.  The Company determined that the carrying value of the property was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $2.5 million for the three months ended March 31, 2019.

The following table summarizes the rental property held for sale, net, as of March 31, 2019 (dollars in thousands):

March 31,
2019
Land	$10,487
Buildings and improvements	50,997
Less: Accumulated depreciation	(24,845)
Less: Cumulative unrealized losses on property held for sale	(3,400)
Rental property held for sale, net	$33,239

Other assets and liabilities related to the rental property held for sale, as of March 31, 2019, include $2.1 million in Deferred charges and other assets, $1.9 million in Unbilled rents receivable and $1.2 million in Accounts payable, accrued expenses and other liabilities.  Approximately $3.7 million of these assets and $0.1 million of these liabilities are expected to be removed with the completion of the sales.

Consolidated Joint Venture Activity

On March 26, 2019, the Company, which held a 90 percent controlling interest in the joint venture, XS Hotel Urban Renewal LLC, which owns a 372-key hotel (164 keys in-service Residence Inn and 208 keys in-development Marriott Envue) located in Weehawken, New Jersey, acquired its partner’s 10 percent interest for $5 million in cash.  As a result of the acquisition, the Company increased its ownership of the property to 100 percent.

Unconsolidated Joint Venture Activity

On February 28, 2019, the Company sold its interest in the Red Bank Corporate Plaza joint venture that owns an operating property located in Red Bank, New Jersey for a sales price of $4.2 million, and realized a gain on the sale of the unconsolidated joint venture of $0.9 million.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2019, the Company had an aggregate investment of approximately $213 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of March 31, 2019, the unconsolidated joint ventures owned: two office properties aggregating approximately 0.2 million square feet, seven multi-family properties totaling 2,611 apartments units, two retail properties aggregating approximately 81,700 square feet, a 351-room hotel, a development project for up to approximately 360 apartments units; and interests and/or rights to developable land parcels able to accommodate up to 3,738 apartments units.  The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of March 31, 2019, such debt had a total borrowing capacity of up to $317.1 million of which the Company agreed to guarantee up to $35.8 million.  As of March 31, 2019, the outstanding balance of such debt totaled $205.1 million of which $24.6 million was guaranteed by the Company.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.3 million and $0.6 million for such services in the three months ended March 31, 2019 and 2018, respectively.  The Company had $0.4 million and $0.2 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2019 and December 31, 2018, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of March 31, 2019 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $115.5 million as of March 31, 2019.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $151.3 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $35.8 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of March 31, 2019 and December 31, 2018 (dollars in thousands):

						Property Debt
	Number of		Company’s	Carrying Value		As of March 31, 2019
Entity / Property Name	Apartment Units or Rentable Square		Effective Ownership % (a)	March 31, 2019	December 31, 2018	Balance	Maturity Date		Interest Rate
Multi-family
Metropolitan at 40 Park (b) (c)	189	units	25.00%	$7,601	$7,679	$55,012		(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	7,944	8,112	82,000	11/10/26		3.21%
Crystal House (e)	825	units	25.00%	29,344	29,570	161,994	04/01/20		3.17%
PI North - Riverwalk C	360	units	40.00%	29,568	27,175	—	12/06/21		L+2.75	%(f)
Marbella II (g)	311	units	24.27%	—	15,414	—	—		—
Riverpark at Harrison	141	units	45.00%	1,204	1,272	29,678	08/01/25		3.70%
Station House	378	units	50.00%	37,119	37,675	98,100	07/01/33		4.82%
Urby at Harborside	762	units	85.00%	83,584	85,317	192,000	08/01/29		5.197	%(h)
PI North -Land (i)	836	potential units	20.00%	1,678	1,678	—	—		—
Liberty Landing	850	potential units	50.00%	337	337	—	—		—
Hillsborough 206	160,000	sf	50.00%	1,962	1,962	—	—		—
Office
Red Bank (j)	92,878	sf	50.00%	—	3,127	—	—		—
12 Vreeland Road	139,750	sf	50.00%	7,064	7,019	7,499	07/01/23		2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,487	3,442	3,890	11/01/23		4.76%
Other
Riverwalk Retail (b)	30,745	sf	20.00%	1,518	1,539	—	—		—
Hyatt Regency Jersey City	351	rooms	50.00%	—	112	100,000	10/01/26		3.668%
Other (k)				551	1,320	—	—		—
Totals:				$212,961	$232,750	$730,173

(a)         Company’s effective ownership % represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.

(b)         The Company’s ownership interests in this venture are subordinate to its partner’s preferred capital balance and the Company is not expected to meaningfully participate in the venture’s cash flows in the near term.

(c)          Through the joint venture, the Company also owns a 25 percent interest in a 50,973 square feet retail building (“Shops at 40 Park”) and a 50 percent interest in a 59-unit, five story multi-family rental property (“Lofts at 40 Park”).

(d)         Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $35,800, bears interest at 3.25 percent, matures in September 2020; (ii) an interest only loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +2.25%, matures in September 2019; (iii) a construction loan with a maximum borrowing amount of $13,950 for the Lofts at 40 Park with a balance of $13,145, which bears interest at LIBOR plus 250 basis points and matures in February 2020.

(e)          Included in this is the Company’s unconsolidated 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.

(f)           The venture has a construction loan with a maximum borrowing amount of $112,000.

(g)          On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired the majority equity partner’s 50 percent preferred and controlling interest in the venture for $77.5 million in cash.  The acquisition was funded primarily using available cash and proceeds from the refinancing.  Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan in the amount of $117 million.

(h)         The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.

(i)             The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.

(j)            On February 28, 2019, the Company sold its 50 percent interest to its partner and recorded a gain of $0.9 million.

(k)         The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company’s operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31,
Entity / Property Name	2019	2018
Multi-family
Marbella	$—	$91
Metropolitan at 40 Park	(77)	(75)
RiverTrace at Port Imperial	38	44
Crystal House	(226)	(162)
PI North - Pier Land	(70)	—
Marbella II (b)	(15)	22
Riverpark at Harrison	(60)	(63)
Station House	(556)	(428)
Urby at Harborside	(458)	1,721 (c)
Liberty Landing	—	—
Hillsborough 206	—	16
Office
Red Bank (d)	8	(74)
12 Vreeland Road	45	59
Offices at Crystal Lake	45	26
Other
Riverwalk Retail	(21)	(25)
Hyatt Regency Jersey City	638	310
Other	28	110
Company’s equity in earnings (loss) of unconsolidated joint ventures (a)	$(681)	$1,572

(a)         Amounts are net of amortization of basis differences of $172 and $289 for the three months ended March 31, 2019 and 2018, respectively.

(b)         On January 31, 2019, the Company acquired one of its equity partner’s 50 percent interest and as a result, increased its ownership from 24.27 percent subordinated interest to 74.27 percent controlling interest.  See Note 3: Recent Transactions - Consolidation.

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

(d)         On February 28, 2019, the Company sold its 50 percent interest to its partner and realized a gain of $0.9 million.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	March 31,	December 31,
(dollars in thousands)	2019	2018
Deferred leasing costs	$144,273	$173,822
Deferred financing costs - unsecured revolving credit facility (a)	5,328	5,356
	149,601	179,178
Accumulated amortization	(52,910)	(71,326)
Deferred charges, net	96,691	107,852
Notes receivable (b)	47,893	47,409
In-place lease values, related intangibles and other assets, net	95,331	89,860
Goodwill (c)	2,945	2,945
Right of use assets (d)	22,477	—
Prepaid expenses and other assets, net (e)	329,287	107,168

Total deferred charges, goodwill and other assets, net	$594,624	$355,234

(a)         Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(b)         Includes as of March 31, 2019 and December 31, 2018, respectively: a mortgage receivable with a balance of $45.9 million and $45.2 million (acquired in August 2017) which bears interest at 5.85 percent and matures in July 2019 with a three-month extension option; and an interest-free note receivable with a net present value of $2.0 million and $2.2 million which matures in April 2023.  The Company believes these balances are fully collectible.

(c)          All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(d)         Balance recorded starting in 2019, pursuant to the Company’s adoption of ASU 2016-02 (Topic 842).  This amount has a corresponding liability of $23.7 million, which is included in Accounts payable, accrued expense and other liabilities.  See Note 12: Commitments and Contingencies — Ground Lease agreements for further details.

(e)          Includes as of March 31, 2019 and December 31, 2018, $267.9 million and $49.2 million, respectively, of proceeds from property sales held by a qualified intermediary.  The Company utilized $217.4 million of the March 31, 2019 proceeds on April 1, 2019 to acquire a 377-unit multi-family property located in Jersey City, New Jersey.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of March 31, 2019, the Company had outstanding interest rate swaps with a combined notional value of $585 million that were designated as cash flow hedges of interest rate risk.  During the three months ending March 31, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  During March 2019, in connection with a partial paydown of the Company’s outstanding term loan, the Company terminated interest rate swaps with an aggregate notional amount of $90 million.  This resulted in the Company accelerating the reclassification of a $1.3 million gain from other comprehensive income to earnings as a result of the hedged forecasted transactions no longer being probable to occur.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company recorded ineffectiveness gain of zero and $74,000 during the three months ended March 31, 2019 and 2018, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next 12 months, the Company estimates that an additional $4.5 million will be reclassified as a decrease to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value
Asset Derivatives designated	March 31,	December 31,
as hedging instruments	2019	2018	Balance sheet location
Interest rate swaps	$5,723	$10,175	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Statement of Operations for the three months ending March 31, 2019 and 2018 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative (Reclassification for Forecasted Transactions No Longer Probable of Occurring)		Total Amount of Interest Expense presented in the consolidated statements
Three months ended March 31,	2019	2018	OCI into Income	2019	2018	Derivative	2019	2018	2019	2018

Interest rate swaps	$(1,601)	$5,226	Interest expense	$1,571	$80	Interest and other investment income (loss)	$1,279	$(74)	$(24,774)	$(20,075)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of March 31, 2019, the Company did not have derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements.  As of March 31, 2019, the Company has not posted any collateral related to these agreements.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	March 31,	December 31,
	2019	2018
Security deposits	$10,572	$10,257
Escrow and other reserve funds	9,989	9,664

Total restricted cash	$20,561	$19,921

7.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2019 and December 31, 2018 is as follows (dollars in thousands):

	March 31,	December 31,	Effective
	2019	2018	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(2,671)	(2,838)
Unamortized deferred financing costs	(1,722)	(1,848)

Total senior unsecured notes, net	$570,607	$570,314

(1)         Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.  The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of March 31, 2019.

8.    UNSECURED REVOLVING CREDIT FACILITY AND TERM LOANS

On January 25, 2017, the Company entered into an amended revolving credit facility and new term loan agreement (“2017 Credit Agreement”) with a group of 13 lenders.  Pursuant to the 2017 Credit Agreement, the Company refinanced its existing $600 million unsecured revolving credit facility (“2017 Credit Facility”) and entered into a new $325 million unsecured, delayed-draw term loan facility (“2017 Term Loan”).  Effective March 6, 2018, the Company elected to determine its interest rate under the 2017 Credit Agreement and under the 2017 Term Loan using the defined leverage ratio option, resulting in an interest rate of London Inter-Bank Offered Rate (“LIBOR”) plus 130 basis points and LIBOR plus 155 basis points, respectively.

The terms of the 2017 Credit Facility include: (1) a four-year term ending in January 2021, with two six-month extension options; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P, or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio.

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

On March 29, 2019, the Company prepaid $90 million on the term loan (using a portion of the cash sales proceeds from the Flex portfolio sale completed on that date) and recorded a gain of $1.3 million due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment..

After electing to use the defined leverage ratio to determine interest rate, the interest rate under the 2016 Term Loan is currently based on the following total leverage ratio grid:

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

Each of the 2017 Credit Agreement Amendment and the 2016 Term Loan Amendment is effective as of June 30, 2018 and provides for the following material amendments to the terms of both the 2017 Credit Agreement and 2016 Term Loan:

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility and term loans as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, the Company’s unsecured credit facility and term loans totaled $588.8 million and $790.9 million, respectively, comprised of: $5.0 million of outstanding borrowings under its unsecured revolving credit facility, $259.6 million from the 2016 Term Loan (net of unamortized deferred financing costs of $0.4 million) and $324.3 million from the 2017 Term Loan (net of unamortized deferred financing costs of $0.7 million) as of March 31, 2019; and $117 million of outstanding borrowings under its unsecured revolving credit facility, $350.0 million from the 2016 Term Loan and $323.9 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.7 million) as of December 31, 2018.

9.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of March 31, 2019, 16 of the Company’s properties, with a total carrying value of approximately $2.1 billion, and one of the Company’s land and development projects, with a total carrying value of approximately $152 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  The Company was in compliance with its debt covenants under its mortgages and loans payable as of March 31, 2019.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2019 and December 31, 2018 is as follows (dollars in thousands):

		Effective	March 31,	December 31,
Property/Project Name	Lender	Rate (a)	2019	2018	Maturity
Park Square (b)	Wells Fargo Bank N.A.	LIBOR+1.87%	$—	$25,167	04/10/19
250 Johnson (c)	M&T Bank	LIBOR+2.35%	42,000	41,769	05/20/19
Port Imperial 4/5 Hotel (d)	Fifth Third Bank & Santander	LIBOR+4.50%	76,665	73,350	10/06/19
Worcester (e)	Citizens Bank	LIBOR+2.50%	57,883	56,892	12/10/19
Monaco (f)	The Northwestern Mutual Life Insurance Co.	3.15%	167,966	168,370	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	3,984	4,000	12/01/21
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Alterra I & II	Capital One/FreddieMac	3.85%	100,000	100,000	02/01/24
The Chase at Overlook Ridge	New York Community Bank	3.74%	135,750	135,750	01/01/25
Portside 5/6	New York Life Insurance Company	4.56%	97,000	97,000	03/10/26
Marbella	New York Life Insurance Company	4.17%	131,000	131,000	08/10/26
Marbella II (g)	New York Life Insurance Company	4.29%	117,000	—	08/10/26
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Short Hills Portfolio (h)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Port Imperial South 11	The Northwestern Mutual Life Insurance Co.	4.52%	100,000	100,000	01/10/29
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.85%	32,600	32,600	12/01/29

Principal balance outstanding			1,536,346	1,440,396
Unamortized deferred financing costs			(9,441)	(8,998)

Total mortgages, loans payable and other obligations, net			$1,526,905	$1,431,398

(a)    Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)   On January 16, 2019, the loan was repaid using proceeds from the disposition of Park Square.

(c)    This construction loan has a maximum borrowing capacity of $42 million and provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

(d)   This construction loan has a maximum borrowing capacity of $94 million and provides, subject to certain conditions, two one-year extension options with a fee of 20 basis points for each year.  See Note 12: Commitments and Contingencies - Construction Projects.

(e)    This construction loan has a maximum borrowing capacity of $58 million and provides, subject to certain conditions, two one-year extension options with a fee of 15 basis points each year.

(f)    This mortgage loan, which includes unamortized fair value adjustment of $3.0 million as of March 31, 2019, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers.

(g)    On January 31, 2019, the Company acquired the majority equity partner’s 50 percent interest.  Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan in the amount of $117 million.

(h)   This mortgage loan was obtained by the Company in March 2017 to partially fund the acquisition of the Short Hills/Madison portfolio.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the three months ended March 31, 2019 and 2018 was $21,967,000 and $19,103,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2019 and 2018 was $4,297,000 and $7,109,000, respectively (which amounts included $285,000 and $166,000 for the three months ended March 31, 2019 and 2018, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of March 31, 2019, the Company’s total indebtedness of $2,701,345,000 (weighted average interest rate of 3.93 percent) was comprised of $181,548,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 5.77 percent) and fixed rate debt and other obligations of $2,519,797,000 (weighted average rate of 3.80 percent).

As of December 31, 2018, the Company’s total indebtedness of $2,807,396,000 (weighted average interest rate of 3.89 percent) was comprised of $314,177,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.90 percent) and fixed rate debt and other obligations of $2,493,219,000 (weighted average rate of 3.76 percent).

10.  EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2019 and 2018 was $319,000 and $273,000, respectively.

11.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2019 and December 31, 2018.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2019 and December 31, 2018.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,595,592,000 and $2,711,712,000 as compared to the book value of approximately $2,686,317,000 and $2,792,651,000 as of March 31, 2019 and December 31, 2018, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

The Company identified as held for sale an office property as of March 31, 2019 with an aggregate carrying value for the rental property of $39.4 million.  The total estimated sales proceeds, net of expected selling costs, from the sales were expected to be approximately $36.9 million.  The Company determined that the carrying value of the property was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $2.5 million for the three months ended March 31, 2019.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2019 and December 31, 2018.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

12.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $270,000 and $270,000 for the three months ended March 31, 2019 and 2018, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $1.1 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.

The Port Imperial South 1/3 Garage development project agreement with the City of Weehawken has a term of five years beginning when the project is substantially complete, which occurred in the fourth quarter of 2015.  The agreement provides that real estate taxes be paid at 100 percent on the land value of the project only over the five-year period and allows for a phase in of real estate taxes on the building improvement value at zero percent in year one and 95 percent in years two through five.

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

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022.  The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration.  The PILOT totaled $352,000 and $352,000 for the three months ended March 31, 2019 and 2018, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years.  The annual PILOT is equal to 10 percent of gross revenues, as defined.  The PILOT totaled $0.4 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years.  The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein.  The PILOT totaled $0.2 million for the period from acquisition (January 31, 2019), through March 31, 2019.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2019, are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2019	$1,297
2020	1,750
2021	1,750
2022	1,750
2023	1,750
2024 through 2084	158,007

Total	$166,304

Ground lease expense incurred by the Company amounted to $629,651 and $550,000 during the three months ended March 31, 2019 and 2018, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $22.5 million at March 31, 2019 for five ground leases.  Such amount represents the net present value (“NPV”) of future payments detailed above.  The incremental borrowing rates used to arrive at the NPV ranged from 5.637 percent to 7.618 percent for the remaining ground lease terms ranging from 6.25 years to 82.58 years.  These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel (164 keys Residence Inn and 208 keys Marriott Envue) in Weehawken, New Jersey.  The Company acquired the remaining 10 percent interest in the joint venture on March 26, 2019.  The Residence Inn opened at the end of 2018 and the Marriott Envue is expected to open in the third quarter 2019.   The construction of the project is estimated to cost $159.9 million, with construction costs of $153.6 million incurred by the venture through March 31, 2019.  The project costs are expected to be funded from a $94 million construction loan (with $76.7 million outstanding as of March 31, 2019).

The Company is developing a 313-unit multi-family project known as Building 8/9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018.  The construction project, which is estimated to cost $142.9 million, of which construction costs of $44 million have been incurred through March 31, 2019, is expected to be ready for occupancy in fourth quarter 2020.  The Company is expected to fund $50.9 million of construction costs, of which the Company has incurred $44 million as of March 31, 2019, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge in Malden, Massachusetts, which began construction in third quarter 2018.  The construction project, which is estimated to cost $99.9 million, of which $21.2 million have been incurred through March 31, 2019, is expected to be ready for occupancy in third quarter 2020.  The Company is expected to fund $37.9 million of construction costs, of which the Company has incurred $21.2 million as of March 31, 2019, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

The Company is developing a 198-unit multi-family project at 233 Canoe Brook — Apartments located in Short Hills, New Jersey, which began construction in fourth quarter 2018.  The construction project, which is estimated to cost $99.6 million, of which $22.2 million have been incurred through March 31, 2019, is expected to be ready for occupancy in fourth quarter 2020.  The Company is expected to fund $35.6 million of the construction costs, of which the Company has incurred $22.2 million as of March 31, 2019, and the remaining construction costs are expected to be funded primarily from $64 million in future financing.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019.  The construction project, which is estimated to cost $470.6 million, of which $63.3 million have been incurred through March 31, 2019, is expected to be ready for occupancy in first quarter 2022.  The Company is expected to fund $170.6 million of the construction costs, of which the Company has funded $63.3 million as of March 31, 2019, and the remaining construction costs are expected to be funded primarily from $300 million in future financing.

EXECUTIVE EMPLOYMENT AGREEMENTS

On March 13, 2019, the General Partner entered into a new executive employment agreement, dated as of March 13, 2019 (the “DeMarco Employment Agreement”), with Michael J. DeMarco, the Company’s Chief Executive Officer, effective as of January 1, 2019.  The DeMarco Employment Agreement replaces Mr. DeMarco’s previous employment agreement with the Company, the term of which expired on December 31, 2018, and is effective as of January 1, 2019.  The Employment Agreement has been approved by the Board of Directors of the General Partner.  Pursuant to the DeMarco Employment Agreement, Mr. DeMarco will serve as the Chief Executive Officer of the Company, until December 31, 2022 (the “Term”), unless Mr. DeMarco’s employment is earlier terminated in accordance with the DeMarco Employment Agreement.  Pursuant to the DeMarco Employment Agreement, Mr. DeMarco will be entitled to the following compensation and benefits:

•                  an annual base salary of $800,000 (which is the same amount as Mr. DeMarco’s base salary for 2018), subject to potential annual merit increases (but not decreases);

•                  a threshold bonus opportunity of 75% of Mr. DeMarco’s then current annual base salary, a target annual bonus opportunity of 150% of his then current annual base salary, and a maximum bonus opportunity of 250% of his then current annual base salary, to be determined based on attainment of performance criteria for each fiscal year to be determined by the Board of Directors or the Compensation Committee; and

•                  the grant of 625,000 AO LTIP Units of limited partnership interests in the Operating Partnership (the “AO LTIP Units”),which have the terms and conditions set forth in the AO LTIP award agreement and shall vest based on satisfaction of certain conditions relating to the closing price of shares of the Common Stock.  See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty LP’s Partners’ Capital — AO LTIP Units.

In addition, Mr. DeMarco will be entitled to customary employee benefits under the Company’s health and welfare plans.  Pursuant to the DeMarco Employment Agreement, in the event of a termination of Mr. DeMarco’s employment on account of death or disability, Mr. DeMarco (or his beneficiaries, in the case of death) will be entitled to receive his accrued and unpaid base salary, expense reimbursement and benefits under the Company’s health and welfare plans through the termination date, plus a prorated portion of the annual bonus payable for the year of such termination.

In the event of a termination of Mr. DeMarco’s employment without “Cause” or by Mr. DeMarco for “Good Reason” during the Term or thereafter during a “Change in Control Period” (each as defined in the DeMarco Employment Agreement), subject to Mr. DeMarco signing a release in customary form, he will be entitled to the same benefits in the event of a termination due to death or disability, plus a lump sum cash payment equal to (i) if such termination occurs during the Term and not during a Change in Control Period, 2.0 times the sum of (x) his annual base salary immediately prior to the termination date and (y) his target bonus for the year during which termination occurs, or (ii) if such termination occurs during or after the expiration the Term and during a Change in Control Period, 3.0 times the sum of (x) his annual base salary immediately prior to the termination date and (y) his target bonus for the year during which termination occurs.  In addition, Mr. DeMarco will be entitled to COBRA coverage premiums for up to 18 months after such termination. Pursuant to the DeMarco Employment Agreement, Mr. DeMarco will be subject to certain restrictive covenants, including noncompetition and non-solicitation covenants during the period of his employment with the Company and for 12 months after termination of his employment in circumstances in which he is entitled to receive severance benefits under the DeMarco Employment Agreement.  The DeMarco Employment Agreement includes customary provisions relating to confidentiality, return of Company documents and property upon termination of employment, and certain other matters.

On March 13, 2019, the Board of Directors of the General Partner promoted Giovanni M. DeBari, the Company’s senior vice president and corporate controller, to Chief Accounting Officer, and on March 22, 2019, the Company entered into an employment agreement (the “DeBari Employment Agreement”) with Mr. DeBari.  Pursuant to the DeBari Employment Agreement, Mr. DeBari will serve as the Chief Accounting Officer of the Company through December 31, 2021 (the “Term”) unless Mr. DeBari’s employment is earlier terminated in accordance with the DeBari Employment Agreement.

Pursuant to the DeBari Employment Agreement, Mr. DeBari will be entitled to the following compensation and benefits:

•                  an annual base salary of $450,000, subject to potential annual merit increases (but not decreases); and

•                  an annual cash bonus opportunity to be based on performance goals to be established annually by the Compensation Committee.

Mr. DeBari will also be eligible to be granted long-term incentive or equity awards, as may be determined by the Compensation Committee in its sole discretion, under such plans and programs as may be in effect from time to time.  In addition, Mr. DeBari will be entitled to customary employee benefits under the Company’s health and welfare plans.

Pursuant to the DeBari Employment Agreement, in the event of a termination of Mr. DeBari’s employment on account of death or disability, Mr. DeBari (or his beneficiaries, in the case of death) will be entitled to receive his accrued and unpaid base salary, expense reimbursement and benefits under the Company’s health and welfare plans through the termination date, plus a prorated portion of the annual bonus payable for the year of such termination.

In the event of a termination of Mr. DeBari’s employment without “Cause” or by Mr. DeBari for “Good Reason” during the Term or thereafter during a “Change in Control Period” (each as defined in the DeBari Employment Agreement), subject to Mr. DeBari signing a release in customary form, he will be entitled to the same benefits as in the event of a termination due to death or disability, plus a lump sum cash payment equal to 1.5 times the sum of (a) his annual base salary immediately prior to the termination date and (b) his target bonus for the year during which termination occurs. In addition, Mr. DeBari will be entitled to COBRA coverage premiums for up to 18 months after such termination.

Pursuant to the DeBari Employment Agreement, Mr. DeBari will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during the period of his employment with the Company and for 12 months after termination of his employment in circumstances in which he is entitled to receive severance benefits under the DeBari Employment Agreement.  The DeBari Employment Agreement includes customary provisions relating to confidentiality, return of Company documents and property upon termination of employment, and certain other matters.

OTHER

On August 11, 2017, the Company acquired an existing mortgage note receivable encumbering a vacant developable land parcel located in Jersey City, New Jersey (the “Land Property”) with a balance of $44.7 million (the “Land Note Receivable”).  The Land Note Receivable matures in July 2019 and earns interest at an annual rate of 5.85 percent which accrues monthly and is payable at maturity.  In March 2018, the Company received a partial prepayment of $3 million.  The Land Property is currently an unimproved land parcel which operates as a surface parking facility.  Additionally, the Company has an agreement to acquire the Land Property for a purchase price of $67 million.

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of March 31, 2019, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 26 of the Company’s properties, with an aggregate carrying value of approximately $1.2 billion, are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at March 31, 2019 are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2019	$207,404
2020	273,205
2021	254,562
2022	236,556
2023	205,153
2024 and thereafter	920,425

Total	$2,097,305

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

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s wholly-owned subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into an equity investment agreement (the “Investment Agreement”) with Rockpoint Group, L.L.C. and certain of its affiliates (collectively, “Rockpoint”).  The Investment Agreement provides for multiple equity investments by Rockpoint in RRLP for up to an aggregate of $300 million of equity units of limited partnership interests of RRLP (the “Rockpoint Units”).  The initial closing under the Investment Agreement occurred on March 10, 2017 for $150 million of Rockpoint Units and the parties agreed that the Company’s contributed equity value, (“RRT Contributed Equity Value”), was $1.23 billion at closing.  During the year ended December 31, 2018, a total additional amount of $105 million of Rockpoint Units were issued and sold to Rockpoint pursuant to the Investment Agreement.  During the three months ended March 31, 2019, a total additional amount of $45 million of Rockpoint Units were issued and sold to Rockpoint pursuant to the Investment Agreement, which brought the Rockpoint Units to the full balance of $300 million.

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

Based on Rockpoint’s $300 million invested capital and RRT’s Initial Capital Contribution, at March 31, 2019 this pro rata distribution would be approximately 19.6% to Rockpoint and 80.4% to RRT.

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

Beginning March 1, 2022, except in certain limited circumstances as defined in the agreement, either RRT or Rockpoint may cause RRT to redeem (a “Put/Call Event”) all, but not less than all, of Rockpoint’s interest in the Rockpoint Units based on a liquidation value of RRLP to be determined by a third party valuation of the real estate assets and generally based on the capital event waterfall described above.  On a Put/Call Event, other than the sale of RRLP, Rockpoint can either demand payment in cash or may elect to convert all, but not less than all, of its investment to common equity in RRLP.  As such, the Rockpoint Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Rockpoint Units are classified in mezzanine equity measured based on the estimated future redemption value as of March 31, 2019.  The Company determines the redemption value of these interests by hypothetically liquidating the estimated Net Asset Value (“NAV”) of the RRT real estate  portfolio including debt principal through the applicable waterfall provisions of the RRLP partnership agreement.  The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows.  For operating properties the direct capitalization method is used by applying a capitalization rate to the projected net operating income. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.  The estimated future redemption value of Rockpoint Units is approximately $376 million as of March 31, 2019.

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

The following table sets forth the changes in Redeemable noncontrolling interests for the three months ended March 31, 2019 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2019	$52,324	$278,135	$330,459
Redeemable Noncontrolling Interests Issued	—	45,000	45,000
Net	52,324	323,135	375,459
Income Attributed to Noncontrolling Interests	455	4,212	4,667
Distributions	(455)	(4,212)	(4,667)
Redemption Value Adjustment	—	3,736	3,736
Redeemable noncontrolling interests as of March 31, 2019	$52,324	$326,871	$379,195

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2018	$52,324	$159,884	$212,208
Redeemable Noncontrolling Interests Issued	—	10,000	10,000
Net	52,324	169,884	222,208
Income Attributed to Noncontrolling Interests	455	2,344	2,799
Distributions	(455)	(2,344)	(2,799)
Redemption Value Adjustment	—	3,118	3,118
Redeemable noncontrolling interests as of March 31, 2018	$52,324	$173,002	$225,326

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

The following table reflects the activity of the General Partner capital for the three months ended March 31, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Balance at January 1	$1,486,658	$1,476,295
Net income	244,495	43,036
Common stock distributions	(18,065)	(18,027)
Redeemable noncontrolling interests	(3,152)	(2,754)
Change in noncontrolling interests in consolidated joint ventures	(1,958)	—
Redemption of common units for common stock	82	3,690
Redemption of common units	(1,665)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	10	28
Directors’ deferred compensation plan	130	125
Stock Compensation	265	517
Cancellation of unvested LTIP units	2,819	—
Other comprehensive income (loss)	(4,038)	4,621
Rebalancing of ownership percent between parent and subsidiaries	(1,563)	560
Balance at March 31	$1,704,018	$1,508,091

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”).  The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of March 31, 2019, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended

December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2019	800,000	$17.31	$1,824
Granted, Lapsed or Cancelled	—	—
Outstanding at March 31, 2019 ($17.31)	800,000	$17.31	$3,912
Options exercisable at March 31, 2019	800,000
Available for grant at March 31, 2019	750,000

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2018	800,000	$17.31	$3,400
Granted, Lapsed or Cancelled	—	—
Outstanding at March 31, 2018 ($17.31)	800,000	$17.31	$—
Options exercisable at March 31, 2018	666,666
Available for grant at March 31, 2018	2,102,977

There were no stock options exercised under any stock option plans for the three months ended March 31, 2019 and 2018, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

As of March 31, 2019 and December 31, 2018, the stock options outstanding had a weighted average remaining contractual life of approximately 6.2 and 6.4 years, respectively.

The Company recognized stock options expense of zero and $116,000 for the three months ended March 31, 2019 and 2018, respectively.

AO LTIP UNITS (Appreciation-Only LTIP Units)

Pursuant to the terms of the DeMarco Employment Agreement (see Note 12: Commitments and Contingencies-Executive Employment Agreements), the Company entered into an AO Long-Term Incentive Plan Award Agreement (the “AO LTIP Award Agreement”) with Mr. DeMarco on March 13, 2019 that provided for the grant to Mr. DeMarco of 625,000 AO LTIP Units.  AO LTIP Units are a class of partnership interests in the Operating Partnership that are intended to qualify as “profits interests” for federal income tax purposes and generally only allow the recipient to realize value to the extent the fair market value of a share of Common Stock exceeds the threshold level set at the time the AO LTIP Units are granted, subject to any vesting conditions applicable to the award. The threshold level was fixed at $21.46 in the AO LTIP Award Agreement, the closing price of the Common Stock as reported on the New York Stock Exchange (the “NYSE”) on the date of grant. The value of vested AO LTIP Units is realized through conversion of the AO LTIP Units into common units of limited partnership interests of the Operating Partnership (the “Common Units”). The number of Common Units into which vested AO LTIP Units may be converted is determined based on the quotient of (i) the excess of the fair market value of the Common Stock on the conversion date over the threshold level designated at the time the AO LTIP Unit was granted (i.e., $21.46), divided by (ii) the fair market value of the Common Stock on the conversion date. AO LTIP Units, once vested, have a finite term during which they may be converted into Common Units, within ten years from the grant date of the AO LTIP Units or they are forfeited.  In addition, the AO LTIP Units issued to Mr. DeMarco are subject to the following vesting conditions:

(i) 250,000 of the AO LTIP Units shall vest and become exercisable on the earliest date on which the closing price of the Common Stock, as reported on the NYSE, or if the Common Stock is not then traded on the NYSE, then the closing price of the Common Stock on any other securities exchange on which the Common Stock is traded or quoted (the “Securities Market”), has been equal to or greater than $25.00 per share for at least 30 consecutive trading days, provided that such date occurs prior to March 13, 2023 (the “Outside Date”);

(ii) an additional 250,000 of the AO LTIP Units shall vest and become exercisable on the earliest date on which the closing price of the Common Stock, as reported on the NYSE, or if the Common Stock is not then traded on the NYSE, then the closing price of the Common Stock on the Securities Market, has been equal to or greater than $28.00 per share for at least 30 consecutive trading days, provided that such date occurs prior to the Outside Date; and

(iii) an additional 125,000 of the AO LTIP Units shall vest and become exercisable on the earliest date on which the closing price of the Common Stock, as reported on the NYSE, or if the Common Stock is not then traded on the NYSE, then the closing price of the Common Stock on the Securities Market, has been equal to or greater than $31.00 per share for at least 30 consecutive trading days, provided that such date occurs prior to the Outside Date.

Mr. DeMarco will generally receive special income allocations in respect of an AO LTIP Unit equal to 10 percent (or such other percentage specified in the applicable award agreement) of the income allocated in respect of a Common Unit. Upon conversion of AO LTIP Units to Common Units, Mr. DeMarco will be entitled to receive in respect of each such AO LTIP Unit, on a per unit basis, a special cash distribution equal to 10% (or such other percentage specified in the applicable award agreement) of the distributions received by a holder of an equivalent number of Common Units during the period from the grant date of the AO LTIP Units through the date of conversion.  The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the AO LTIP Units in accordance with their terms and conditions.

The weighted average fair value of the AO LTIP Units granted during the three months ended March 31, 2019 was $3.98 per AO LTIP Unit.  The fair value of each AO LTIP Unit grant is estimated on the date of grant using the Monte Carlo method.  The following weighted average assumptions are included in the Company’s fair value calculations of AO LTIP Units granted during the three months ended March 31, 2019:

AO LTIP
Units
Expected life (in years)	5.5 - 6.0
Risk-free interest rate	2.6%
Volatility	29.0%
Dividend yield	3.5%

As of March 31, 2019, the Company had $2,456,000 of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a remaining weighted average period of 3.9 years.  The Company recognized AO LTIP unit expense of $32,000 for the three months ended March 31, 2019.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven-year vesting period, of which 66,321 unvested shares were legally outstanding at March 31, 2019.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

On June 5, 2015, in connection with the new executive employment agreements signed at that time, the Company granted a total of 37,550.54 Restricted Stock Awards, which were valued in accordance with ASC 718 — Stock Compensation, at their fair value.  These awards vested equally over a three-year period on each annual anniversary date of the grant date.

All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant — Date
	Shares	Fair Value
Outstanding at January 1, 2019	67,289	$22.43
Vested	(968)	25.83
Outstanding at March 31, 2019	66,321	$22.38

		Weighted-Average
		Grant — Date
	Shares	Fair Value
Outstanding at January 1, 2018	108,318	$25.49
Vested	(30,033)	26.97
Cancelled	(3,872)	25.83
Outstanding at March 31, 2018	74,413	$24.87

As of March 31, 2019, the Company had $0.3 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a remaining weighted average period of 0.3 years.

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

As of March 31, 2019, the Company had no unrecognized compensation cost as there are no unvested PSUs outstanding under the Company’s stock compensation plans.

LONG-TERM INCENTIVE PLAN AWARDS

On March 8, 2016, the Company granted Long-Term Incentive Plan (“LTIP”) awards to senior management of the Company, including the General Partner’s executive officers (the “2016 LTIP Awards”).  All of the 2016 LTIP Awards were in the form of units in the Operating Partnership (“LTIP Units”) and constitute awards under the 2013 Plan. For Messrs. Rudin, DeMarco and Tycher, approximately 25 percent of the target 2016 LTIP Award was in the form of a time-based award that vested after three years on March 8, 2019 (the “2016 TBV LTIP Units”), and the remaining approximately 75 percent of the target 2016 LTIP Award was in the form of a performance-based award under a new Outperformance Plan (the “2016 OPP”) adopted by the General Partner’s Board of Directors consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2016 PBV LTIP Units”).  For all other executive officers, approximately 40 percent of the target 2016 LTIP Award was in the form of 2016 TBV LTIP Units and the remaining approximately 60 percent of the target 2016 LTIP Award was in the form of 2016 PBV LTIP Units.  The 2016 TBV LTIP Units vested on March 8, 2019.

The 2016 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three-year performance period from March 8, 2016 through March 7, 2019.  Participants in the 2016 OPP would only earn the full awards if, over the three-year performance period, the Company achieves a 50 percent absolute total stockholder return (“TSR”) and if the Company is in the 75th percentile of performance versus the NAREIT Office Index.  As the targets for vesting were not achieved, the 2016 PBV LTIP Units did not vest and were forfeited.

On April 4, 2017, the Company granted LTIP awards to senior management of the Company, including the General Partner’s executive officers (the “2017 LTIP Awards”). All of the 2017 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan.  For Messrs. DeMarco, Tycher and Rudin, approximately twenty-five percent (25%) of the 2017 LTIP Award was in the form of a time-based award that vests after three years on April 4, 2020 (the “2017 TBV LTIP Units”), and the remaining approximately seventy-

five percent (75%) of the 2017 LTIP Award was in the form of a performance-based award under the Company’s Outperformance Plan (the “2017 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2017 PBV LTIP Units”).  For all other executive officers, approximately forty percent (40%) of the 2017 LTIP Award was in the form of 2017 TBV LTIP Units and the remaining approximately sixty percent (60%) of the 2017 LTIP Award was in the form of 2017 PBV LTIP Units.

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

On March 22, 2019, the Company granted LTIP awards to senior management of the Company, including the General Partner’s executive officers (the “2019 LTIP Awards”).  All of the 2019 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan.  For Mr. DeMarco, approximately 25 percent of the target 2019 LTIP Awards were in the form of time-based LTIP Units that vest after three years on March 22, 2022 (the “2019 TBV LTIP Units”), and the remaining approximately 75 percent of the grant date fair value of his 2019 LTIP Award will be in the form of performance-based LTIP Units under the Company’s Outperformance Plan (the “2019 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2019 PBV LTIP Units”).  For Messrs. Tycher, Smetana, Wagner, Cardoso and Hilton, fifty percent (50%) of the grant date fair value of their respective 2019 LTIP Awards is in the form of 2019 TBV LTIP Units and the remaining fifty percent (50%) of the grant date fair value of their respective 2019 LTIP Awards is in the form of 2019 PBV LTIP Units.  Mr. DeBari, who was promoted to Chief Accounting Officer on March 13, 2019, received 100 percent of his 2019 LTIP Award in the form of 2019 TBV LTIP Units.

The 2019 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three-year performance period from March 22, 2019 through March 21, 2022.  Participants of performance-based awards in the 2019 OPP will only earn the full awards if, over the three-year performance period, the Company achieves a thirty-six percent (36%) absolute total stockholder return (“TSR”) and if the Company’s TSR is in the 75th percentile of performance as compared to the office REITs in the NAREIT index.

LTIP Units will remain subject to forfeiture depending on the extent that the 2017 LTIP Awards, 2018 LTIP Awards and 2019 LTIP Awards vest. The number of LTIP Units to be issued initially to recipients of the 2017 PBV LTIP Awards, 2018 PBV LTIP Awards and 20198 PBV LTIP Awards is the maximum number of LTIP Units that may be earned under the awards. The number of LTIP Units that actually vest for each award recipient will be determined at the end of the performance measurement period. TSR for the Company and for the Index over the three-year measurement period and other circumstances will determine how many LTIP Units vest for each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a Common Unit but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2016 TBV LTIP Units, 2017 TBV LTIP Units, 2018 LTIP and 2019 LTIP Awards or the end of the measurement period for the 2017 PBV LTIP Units, 2018 PBV LTIP Units and 2019 PBV LTIP Awards, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to  distributions, both regular and special, payable on a Common Unit.

As a result of targets for vesting not being achieved or management and other personnel changes during the three months ended March 31, 2019, the employees forfeited and cancelled 354,422 2016 LTIP Awards, 1,792 2017 LTIP Awards and 3,540 2018 LTIP Awards.  As of March 31, 2019, a total of 11,155 2016 PBV LTIP Units, 88,486 2016 TBV LTIP Units, 390,654 2017 PBV LTIP Units, 80,434 2017 TBV LTIP Units, 629,252 2018 PBV LTIP Units, 193,217 2018 TBV LTIP Units, 392,476 2019 PBV LTIP Units and 173,147 2019 TBV LTIP Units, net of LTIP Units forfeited and cancelled, were outstanding.  The LTIP Units were valued in accordance with ASC 718 — Stock Compensation, at their fair value.  The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of March 31, 2019, the Company had $17.7 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.8 years.

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

During the three months ended March 31, 2019 and 2018, 5,870 and 7,420 deferred stock units were earned, respectively.  As of March 31, 2019 and December 31, 2018, there were 243,085 and 236,383 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period.  Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended March 31, 2019 and 2018 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Three Months Ended
	March 31,
Computation of Basic EPS	2019	2018
Net income	$275,594	$50,688
Add (deduct): Noncontrolling interests in consolidated joint ventures	1,248	30
Add (deduct): Noncontrolling interests in Operating Partnership	(27,680)	(4,883)
Add (deduct): Redeemable noncontrolling interests	(4,667)	(2,799)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(3,152)	(2,754)
Net income available to common shareholders for basic earnings per share	$241,343	$40,282

Weighted average common shares	90,498	90,263

Basic EPS:
Net income available to common shareholders	$2.67	$0.45

	Three Months Ended
	March 31,
Computation of Diluted EPS	2019	2018
Net income available to common shareholders for basic earnings per share	$241,343	$40,282
Add (deduct): Noncontrolling interests in Operating Partnership	27,680	4,883
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(357)	(313)
Net income available for diluted earnings per share	$268,666	$44,852

Weighted average common shares	100,943	100,604

Diluted EPS:
Net income available to common shareholders	$2.66	$0.45

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Basic EPS shares	90,498	90,263
Add: Operating Partnership — common and vested LTIP units	10,242	10,242
Restricted Stock Awards	66	35
Stock Options	137	64
Diluted EPS Shares	100,943	100,604

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2018 because the criteria had not been met for the period.  Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested LTIP Units outstanding as of March 31, 2019 and March 31, 2018 were 1,826,331 and 1,145,772 LTIP Units, respectively.  Unvested restricted stock outstanding as of March 31, 2019 and 2018 were 66,321 and 61,896 shares, respectively.  Unvested AO LTIP Units outstanding as of March 31, 2019 and 2018 were 625,000 and zero, respectively.

Dividends declared per common share for each of the three month periods ended March 31, 2019 and 2018 was $0.20 per share.

Mack-Cali Realty, L.P.:

	Three Months Ended
	March 31,
Computation of Basic EPU	2019	2018
Net income	$275,594	$50,688
Add (deduct): Noncontrolling interests in consolidated joint ventures	1,248	30
Add (deduct): Redeemable noncontrolling interests	(4,667)	(2,799)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(3,509)	(3,067)
Net income available to common unitholders for basic earnings per unit	$268,666	$44,852

Weighted average common units	100,740	100,505

Basic EPU:
Net income available to common unitholders for basic earnings per unit	$2.67	$0.45

	Three Months Ended
	March 31,
Computation of Diluted EPU	2019	2018
Net income available to common unitholders for diluted earnings per unit	$268,666	$44,852

Weighted average common unit	100,943	100,604

Diluted EPU:
Net income available to common unitholders	$2.66	$0.45

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Basic EPU units	100,740	100,505
Add: Restricted Stock Awards	66	35
Add: Stock Options	137	64
Diluted EPU Units	100,943	100,604

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2018 because the criteria had not been met for the period.  Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented.   Unvested LTIP Units outstanding as of March 31, 2019 and March 31, 2018 were 1,826,331 and 1,145,772 LTIP Units, respectively.  Unvested restricted stock outstanding as of March 31, 2019 and 2018 were 66,321 and 61,896 shares, respectively.  Unvested AO LTIP Units outstanding as of March 31, 2019 and 2018 were 625,000 and zero, respectively.

Distributions declared per common unit for each of the three month periods ended March 31, 2019 and 2018 was $0.20 per unit.

16.   NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) common units (“Common Units”) and LTIP units in the Operating Partnership, held by parties other than the General Partner (“Limited Partners”), and (ii) interests in consolidated joint ventures for the portion of such ventures not owned by the Company.

The following table reflects the activity of noncontrolling interests for the three months ended March 31, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Balance at January 1	$210,523	$192,428
Net income	31,099	7,652
Unit distributions	(1,696)	(2,260)
Redeemable noncontrolling interests	(5,024)	(3,112)
Change in noncontrolling interests in consolidated joint ventures	9,418	—
Redemption of common units for common stock	(82)	(3,690)
Redemption of common units	(4,965)	—
Stock compensation	1,615	2,015
Cancellation of unvested LTIP units	(2,889)	(177)
Other comprehensive income (loss)	(413)	524
Rebalancing of ownership percentage between parent and subsidiaries	1,563	(560)
Balance at March 31	$239,149	$192,820

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2019, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $1.6 million as of March 31, 2019.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to the General Partner)

Common Units

On March 29, 2019, 301,638 Common Units were redeemed by the Company at fair market value of $6.6 million as payment received for two of the properties disposed of in the Flex portfolio.

Certain individuals and entities own common units in the Operating Partnership.  A common unit and a share of Common Stock of the General Partner have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership.  Common unitholders have the right to redeem their common units, subject to certain restrictions.  The redemption is required to be satisfied in shares of Common Stock, cash, or a combination thereof, calculated as follows:  one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each common unit.  The General Partner, in its sole discretion, determines the form of redemption of common units (i.e., whether a common unitholder receives Common Stock, cash, or any combination thereof).  If the General Partner elects to satisfy the redemption with shares of Common Stock as opposed to cash, it is obligated to issue shares of its Common Stock to the redeeming unitholder.  Regardless of the rights described above, the common unitholders may not put their units for cash to the General Partner or the Operating Partnership under any circumstances.  When a unitholder redeems a common unit, noncontrolling interests in the Operating Partnership is reduced and Mack-Cali Realty Corporation Stockholders’ equity is increased.

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 4, 2017, the Company granted 2017 LTIP Awards to senior management of the Company, including the General Partner’s executive officers.  On April 20, 2018, the Company granted 2018 LTIP Awards to senior management of the Company, including the General Partner’s executive officers.  On March 22, 2019, the Company granted 2019 LTIP Awards to senior management of the Company, including the General Partner’s executive officers.  All of the 2016 LTIP Awards, 2017 LTIP Awards, 2018 LTIP Awards and 2019 LTIP Awards are in the form of units in the Operating Partnership. See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital — Long-Term Incentive Plan Awards.

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

AO LTIP Units (Appreciation-Only LTIP Units)

On March 13, 2019, the Company granted 625,000 AO LTIP Units to Mr. DeMarco pursuant to an AO long-term incentive plan award agreement.  See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital — AO LTIP Units (Appreciation-Only LTIP Units).

AO LTIP Units are a class of partnership interests in the Operating Partnership that are intended to qualify as “profit interests” for federal income tax purposes and generally only allow the recipient to realize value to the extent the fair market value of a share of Common Stock exceeds the threshold level set at the time the AO LTIP Units are granted, subject to any vesting conditions applicable to the award.  The value of vested AO LTIP Units is realized through conversion of the AO LTIP Units into Common Units.  The number of Common Units into which vested AO LTIP Units may be converted is determined based on the quotient of (i) the excess of the fair market value of the Common Stock on the conversion date over the threshold level designated at the time the AO LTIP Unit was granted, divided by (ii) the fair market value of the Common Stock on the conversion date.  AO LTIP Units, once vested, have a finite term during which they may be converted into Common Units, not in excess of ten years from the grant date of the AO LTIP Units.

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the Common Units and LTIP Units in the Operating Partnership for the three months ended March 31, 2019:

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2019	10,229,349	1,707,106
Issuance of LTIP units	—	565,623
Redemption of common units for shares of common stock	(5,000)	—
Redemption of common units	(301,638)	—
Conversion of vested LTIP units to common units	9,218	—
Vested LTIP units	77,426	(86,644)
Cancellation of unvested LTIP units	—	(359,754)

Balance at March 31, 2019	10,009,355	1,826,331

Noncontrolling Interests Ownership in Operating Partnership

As of March 31, 2019 and December 31, 2018, the noncontrolling interests common unitholders owned 10.0 percent and 10.2 percent of the Operating Partnership, respectively.

NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES (applicable to General Partner and Operating Partnership)

The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

Consolidated Joint Venture Activity

On March 26, 2019, the Company, which held a 90 percent controlling interest in the joint venture, XS Hotel Urban Renewal LLC, which owns a 372-key hotel (164 keys in-service Residence Inn and 208 keys in-construction Marriott Envue) located in Weehawken, New Jersey, acquired its partner’s 10 percent interest for $5 million in cash.  As a result of the acquisition, the Company increased its ownership of the property to 100 percent.

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

17.   SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2019 and 2018.  The Company had no long lived assets in foreign locations as of March 31, 2019 and December 31, 2018.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services).

Selected results of operations for the three months ended March 31, 2019 and 2018 and selected asset information as of March 31, 2019 and December 31, 2018 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
March 31, 2019	$98,060	$36,359	$(170)	$134,249
March 31, 2018	115,184	23,860	(77)	138,967

Total operating and interest expenses (a):
Three months ended:
March 31, 2019	$41,943	$21,188	$30,910	$94,041
March 31, 2018	57,583	16,097	22,771	96,451

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
March 31, 2019	$721	$(1,402)	$—	$(681)
March 31, 2018	(140)	1,712	—	1,572

Net operating income (loss) (b):
Three months ended:
March 31, 2019	$56,838	$13,769	$(31,080)	$39,527
March 31, 2018	57,461	9,475	(22,848)	44,088

Total assets:
March 31, 2019	$2,509,690	$2,440,389	$324,205	$5,274,284
December 31, 2018	2,687,178	2,260,497	112,969	5,060,644

Total long-lived assets (c):
March 31, 2019	$2,226,796	$2,169,197	$33,827	$4,429,820
December 31, 2018	2,413,696	1,973,826	33,157	4,420,679

Total investments in unconsolidated joint ventures:
March 31, 2019	$10,551	$202,096	$314	$212,961
December 31, 2018	13,699	218,771	280	232,750

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

(d)         Segment assets and operations were owned through a consolidated variable interest entity commencing in February 2018, and which also includes the Company’s consolidated hotel operations.

(e)          Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense), as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net operating income	$39,527	$44,088
Add (deduct):
Depreciation and amortization	(48,046)	(41,297)
Gain on change of control of interests	13,790	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	268,109	58,186
Gain on sale of investment in unconsolidated joint venture	903	—
Gain (loss) from extinguishment of debt, net	1,311	(10,289)
Net income	275,594	50,688
Noncontrolling interests in consolidated joint ventures	1,248	30
Noncontrolling interests in Operating Partnership	(27,680)	(4,883)
Redeemable noncontrolling interests	(4,667)	(2,799)
Net income available to common shareholders	$244,495	$43,036

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net operating income	$39,527	$44,088
Add (deduct):
Depreciation and amortization	(48,046)	(41,297)
Gain on change of control of interests	13,790	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	268,109	58,186
Gain on sale of investment in unconsolidated joint venture	903	—
Gain (loss) from extinguishment of debt, net	1,311	(10,289)
Net income	275,594	50,688
Noncontrolling interests in consolidated joint ventures	1,248	30
Redeemable noncontrolling interests	(4,667)	(2,799)
Net income available to common unitholders	$272,175	$47,919

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

As of March 31, 2019, the Company owns or has interests in 74 properties (collectively, the “Properties”), consisting of 45 office, four parking/retail properties, totaling approximately 12.0 million square feet leased to approximately 400 commercial tenants, 22 multi-family rental properties containing 6,879 apartment units, two hotels and a parcel of land leased to a third party.  The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 2.9 million square feet of additional commercial space and approximately 10,000 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  As part of this plan, the Company has sold or has contracted to sell multiple real estate assets, primarily commercial office, which it believes do not meet its long-term goals, and has invested in other real estate assets that the Company believes meet the Company’s long-term goals.

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

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the lease percentage has declined or stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 11.1 million, 14.1 million and 14.6 million square feet at March 31, 2019, December 31, 2018 and March 31, 2018, respectively, was 80.9 percent leased at March 31, 2019 as compared to 83.2 percent leased at December 31, 2018 and 85.2 percent leased at March 31, 2018 (after adjusting for properties identified as non-core at the time).  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired at March 31, 2019, December 31, 2018 and March 31, 2018 aggregate 153,455, 10,108 and 123,882 square feet, respectively, or 1.4, 0.1 and 0.9 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended March 31, 2019 (on 102,240 square feet of renewals) increased an average of 11.9 percent compared to rates that were in effect under the prior leases, as compared to a 9.7 percent increase during the three months ended March 31, 2018 (on 200,138 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended March 31, 2019 averaged $3.56 per square foot per year for a weighted average lease term of 5.1 years, and estimated lease costs for the renewed leases during the three months ended March 31, 2018 averaged $2.27 per square foot per year for a weighted average lease term of 3.4 years.  The Company believes that vacancy rates at its commercial properties have reached a bottom as the majority of the known move-outs at its waterfront portfolio have already occurred, and commercial rental rates may increase in some of its markets in 2019.  As of March 31, 2019, commercial leases which comprise approximately 7.2 and 5.8 percent of the Company’s annualized base rent are scheduled to expire during the years ending December 31, 2019 and 2020, respectively.  With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If these recent leasing results do not prove to be sustaining through the remainder of 2019, the Company may receive less revenue from the same space.

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

•                  results from operations for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, and

•                  liquidity and capital resources.

Recent Transactions

Acquisitions:

The Company acquired the following office property (which was determined to be an asset acquisition in accordance with ASU 2017-01) during the three months ended March 31, 2019 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property Address	Location	Bldgs.	Square Feet	Cost
2/6/19	99 Wood Avenue (a)	Iselin, New Jersey	1	271,988	$61,858

Total Acquisitions			1	271,988	$61,858

(a)  This acquisition was funded using funds available with the Company’s qualified intermediary and through borrowing under the Company’s unsecured revolving credit facility.

On April 1, 2019, the Company completed the acquisition of a 377-unit multi-family rental property located in Jersey City, New Jersey for approximately $264 million, which was funded primarily using funds available with the Company’s qualified intermediary and through borrowing under the Company’s unsecured revolving credit facility.

Consolidation:

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent preferred controlling interest for $77.5 million in cash.  The property was subject to a mortgage loan that had a principal balance of $74.7 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan collateralized by the property in the amount of $117 million, which bears interest at 4.2 percent and matures in August 2026.  The Company received $43.3 million in distribution from the loan proceeds which was used to acquire the equity partner’s 50 percent interest.  As the result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest.  In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE.  As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $13.8 million (a non-cash item) in the three months ended March 31, 2019, in which the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4.  Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $15.3 million and the noncontrolling interest’s fair value of $13.7 million.  See Note 9: Mortgages, Loans Payable and Other Obligations.

Marbella II
Land and leasehold interest	$36,595
Buildings and improvements and other assets, net	153,974
In-place lease values (a)	4,611
Less: Below market lease values (a)	(80)
195,100
Less: Debt	(117,000)
Net assets	78,100
Less: Noncontrolling interests	(13,722)
Net assets recorded upon consolidation	$64,378

(a)         In-place and below market lease values are being amortized over a weighted-average term of 6.2 months.

Dispositions/Rental Property Held for Sale:

The Company disposed of the following office properties during the three months ended March 31, 2019 (dollars in thousands):

									Realized
									Gains
					Rentable		Net	Net	(losses)/
Disposition			# of		Square		Sales	Carrying	Unrealized
Date	Property/Address	Location	Bldgs.		Feet		Proceeds	Value	Losses, net
01/11/19	721 Route 202-206 South (a)	Bridgewater, New Jersey	1		192,741		$5,651	$5,410	$241
01/16/19	Park Square (b)	Rahway, New Jersey	1		159	units	34,045	34,032	13
01/22/19	2115 Linwood Avenue	Fort Lee, New Jersey	1		68,000		15,197	7,433	7,764
02/27/19	201 Littleton Road (c)	Morris Plains, New Jersey	1		88,369		4,842	4,937	(95)
03/13/19	320 & 321 University Avenue	Newark, New Jersey	2		147,406		25,552	18,456	7,096
03/29/19	Flex portfolio	New York and Connecticut	56	(d)	3,148,512		470,348	214,758	255,590
Sub-total							555,635	285,026	270,609

Unrealized losses on rental property held for sale (see below)									(2,500)
Totals			62		3,645,028		$555,635	$285,026	$268,109

(a)         The Company recorded a valuation allowance of $9.3 million on this property during the year ended December 31, 2018.

(b)         The Company recorded a valuation allowance of $6.3 million on this property during the year ended December 31, 2018. Approximately $9.0 million of the net sale proceeds were held by a qualified intermediary.

(c)          The Company recorded a valuation allowance of $3.6 million on this property during the year ended December 31, 2018. Approximately $4.9 million of the net sale proceeds were held by a qualified intermediary.

(d)         301,638 Common Units were redeemed by the Company at fair market value of $6.6 million as purchase consideration received for two of the properties disposed of in this transaction, which was a non-cash portion of this sales transaction.  The Company used the net cash received at closing to repay approximately $119.9 million of borrowings under the unsecured revolving credit facility and to repay $90 million of its $350 million unsecured term loan. Approximately $251 million of the net sales proceeds were held by a qualified intermediary as of March 31, 2019.  The Company utilized $217.4 million of these proceeds on April 1, 2019 to acquire a 377-unit multi-family property located in Jersey City, New Jersey.

The Company identified as held for sale a 348,000 square feet office property located in Paramus, New Jersey as of March 31, 2019.  The total estimated sales proceeds, net of expected selling costs, from the sale is expected to be approximately $36.9 million.  The Company determined that the carrying value of the property was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $2.5 million for the three months ended March 31, 2019.

Consolidated Joint Venture Activity

On March 26, 2019, the Company, which held a 90 percent controlling interest in the joint venture, XS Hotel Urban Renewal LLC, which is developing a 372-key hotel (164 keys Residence Inn and 208 keys Marriott Envue) located in Weehawken, New Jersey, acquired its partner’s 10 percent interest for $5 million in cash.  As a result of the acquisition, the Company increased its ownership of the property from a 90 percent controlling interest to 100 percent.

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

On February 28, 2019, the Company sold its interest in the Red Bank Corporate Plaza joint venture that owns an operating property located in Red Bank, New Jersey for a sales price of $4.2 million, and realized a gain on the sale of the unconsolidated joint venture of $0.9 million.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs were expensed as incurred through December 31, 2016.  The Company early adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017 which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2019 and 2018 was $4.3 million and $7.1 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Revenue Recognition:

Revenue from leases includes fixed base rents under leases, which are recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the cumulative amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to revenue from leases over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.

Revenue from leases also includes reimbursements and recoveries from tenants received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.

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

Hotel income includes all revenue earned from hotel properties.

Other income includes income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

Allowance for Doubtful Accounts:

All bad debt expense is being recorded as a reduction of the corresponding revenue account starting on January 1, 2019.  Management performs a detailed review of amounts due from tenants to determine if an allowance for doubtful accounts is required based on factors affecting the collectability of the accounts receivable balances.  The factors considered by management in determining which individual tenant receivable balances, require a collectability allowance include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information.  Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

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

Results From Operations

The following comparisons for the three months ended March 31, 2019 (“2019”), as compared to the three months ended March 31, 2018 (“2018”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2017, excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2018 through March 31, 2019; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2018 through March 31, 2019 and (iii) the effect of “Properties Sold”, which represent all properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2018 through March 31, 2019.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Revenue from rental operations and other:
Revenue from leases	$123,015	$125,693	$(2,678)	(2.1)%
Parking income	4,941	5,327	(386)	(7.2)
Hotel income	283	—	283	—
Other income	2,168	3,286	(1,118)	(34.0)
Total revenues from rental operations	130,407	134,306	(3,899)	(2.9)

Property expenses:
Real estate taxes	17,077	18,361	(1,284)	(7.0)
Utilities	10,451	12,504	(2,053)	(16.4)
Operating services	24,962	25,618	(656)	(2.6)
Total property expenses	52,490	56,483	(3,993)	(7.1)

Non-property revenues:
Real estate services	3,842	4,661	(819)	(17.6)
Total non-property revenues	3,842	4,661	(819)	(17.6)

Non-property expenses:
Real estate services expenses	4,266	4,936	(670)	(13.6)
Leasing personnel costs	742	—	742	—
General and administrative	12,593	16,085	(3,492)	(21.7)
Depreciation and amortization	48,046	41,297	6,749	16.3
Total non-property expenses	65,647	62,318	3,329	5.3
Operating income	16,112	20,166	(4,054)	(20.1)
Other (expense) income:
Interest expense	(24,774)	(20,075)	(4,699)	(23.4)
Interest and other investment income (loss)	824	1,128	(304)	(27.0)
Equity in earnings (loss) of unconsolidated joint ventures	(681)	1,572	(2,253)	(143.3)
Gain on change of control of interests	13,790	—	13,790	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	268,109	58,186	209,923	360.8
Gain on sale of investment in unconsolidated joint venture	903	—	903	—
Gain (loss) from extinguishment of debt, net	1,311	(10,289)	11,600	112.7
Total other (expense) income	259,482	30,522	228,960	750.1
Net income	$275,594	$50,688	$224,906	443.7%

The following is a summary of the changes in revenue from rental operations and property expenses in 2019 as compared to 2018 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2018 and 2019 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2018 and 2019
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Revenue from leases	$(2,678)	(2.1)%	$(4,892)	(3.8)%	$14,127	11.2%	$(11,913)	(9.5)%
Parking income	(386)	(7.2)	(780)	(14.6)	752	14.1	(358)	(6.7)
Other income	(1,118)	(34.0)	(1,215)	(37.0)	302	9.2	(205)	(6.2)
Total	$(4,182)	(2.9)%	$(6,887)	(5.1)%	$15,181	11.5%	$(12,476)	(9.3)%

Property expenses:
Real estate taxes	$(1,284)	(7.0)%	$(441)	(2.4)%	$2,099	11.4%	$(2,942)	(16.0)%
Utilities	(2,053)	(16.4)	(1,426)	(11.4)	831	6.7	(1,458)	(11.7)
Operating services	(656)	(2.6)	(198)	(0.8)	3,318	12.9	(3,776)	(14.7)
Total	$(3,993)	(7.1)%	$(2,065)	(3.7)%	$6,248	11.1%	$(8,176)	(14.5)%

OTHER DATA:
Number of Consolidated Properties	62		53		9		90
Commercial Square feet (in thousands)	11,650		11,231		419		5,977
Multi-family portfolio (number of units)	4,268		2,392		1,876		159

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $4.9 million, or 3.8 percent, for 2019 as compared to 2018, due primarily to a 410 basis point decrease in the average same store percent leased of the commercial portfolio from 84.6 percent in 2018 to 80.5 percent in 2019.

Parking income. Parking income for the Same-Store Properties decreased $0.8 million, or 14.6 percent million, for 2019 as compared to 2018, due primarily to higher parking fees from tenants received in 2018.

Hotel income. The Company recognized hotel income of $0.3 million in 2019 from a hotel property which commenced operations at the end of 2018.

Other income. Other income for the Same-Store Properties decreased $1.2 million, or 37.0 percent, for 2019 as compared to 2018, due primarily to a decrease in lease breakage fees recognized in 2019 as compared to 2018.

Real estate taxes. Real estate taxes for the Same-Store Properties decreased $0.4 million, or 2.4 percent, for 2019 as compared to 2018, due primarily to lower tax assessment values for the Company’s office properties in Jersey City, New Jersey.

Utilities. Utilities for the Same-Store Properties decreased $1.4 million, or 11.4 percent, for 2019 as compared to 2018, due primarily to decreased electricity rates in 2019.

Operating services. Operating services for the Same-Store Properties was relatively unchanged, with a decrease of $0.2 million, or 0.8 percent, for 2019 as compared to 2018.  Included in the increase in operating services for the Acquired Properties was the cost of terminating a hotel management contract of $1 million in 2019.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.8 million, or 17.6 percent, for 2019 as compared to 2018, due primarily to decreased third party development and management activity in multi-family services in 2019 as compared to 2018.

Real estate services expense. Real estate services expense decreased $0.7 million, or 13.6 percent, for 2019 as compared to 2018, due primarily to decreased salaries and related expenses from lower third party services activities.

Leasing personnel costs. Leasing personnel costs of $742,000 were expensed in 2019 while none of these costs were expensed in 2018.

General and administrative. General and administrative expenses decreased $3.5 million, or 21.7 percent in 2019 as compared to 2018, due primarily to a decrease in severance, separation and related costs from management restructurings, which amounted to $1.2 million in 2019, as compared to $5 million in 2018 (resulting from the departure of certain of the Company’s executive officers and other management restructuring).

Depreciation and amortization. Depreciation and amortization increased $6.7 million, or 16.3 percent, for 2019 over 2018.  This increase was due primarily to an increase of approximately $10.1 million for 2019 as compared to 2018 on the Acquired Properties.  This was partially offset by lower depreciation of $3.1 million in 2019 as compared to 2018 for properties sold or removed from service, a decrease of $0.3 million for 2019 as compared to 2018 on the Same-Store Properties due to assets becoming fully amortized.

Interest expense. Interest expense increased $4.7 million, or 23.4 percent, for 2019 as compared to 2018.  This increase was primarily the result of lower average debt balances in 2019 as compared to 2018, as well as a decrease in the average interest rate for the Company’s outstanding debt in 2019 as compared to 2018.

Interest and other investment income. Interest and other investment income decreased $0.3 million, or 27.0 percent for 2019 as compared to 2018, due primarily to lower average notes receivable balances outstanding in 2019 as compared to 2018.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $2.3 million, or 143.3 percent, for 2019 as compared to 2018.  The decrease was due primarily to a decrease of $2.2 million for 2019 as compared to 2018 from the Urby at Harborside venture, which resulted from the Company’s share of the sale of economic tax credit earned in 2018 and not in 2019.

Gain on change of control of interests. The Company recorded a gain on change of control of interests of $13.8 million in 2019 as a result of its acquisition in 2019 of the controlling interest of its equity partners in a joint venture that owns a multi-family property located in Jersey City, New Jersey.  See Note 3: Recent Transactions — Consolidation — to the Financial Statements.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $268.1 million in 2019, as compared to a net gain of $58.2 million in 2018.  See Note 3: Recent Transactions — Dispositions — to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture. The Company recorded a $0.9 million gain on the sale in 2019 of its interests in a joint venture, which owned a property in Red Bank, New Jersey.  See Note 4: Investments in Unconsolidated Joint Ventures — to the Financial Statements.

Gain(loss) from extinguishment of debt, net. In 2019, the Company recognized a gain from extinguishment of debt of $1.3 million in connection with the early termination of part of interest rate swap agreements, which resulted from the early repayment of $90 million of an unsecured term loan in 2019.  In 2018, the Company recognized a loss from extinguishment of debt of $10.3 million in connection with the early prepayment of certain mortgage payables.  See Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans.

Net income. Net income increased to $275.6 million in 2019 from $50.7 million in 2018.  The increase of approximately $224.9 million was due to the factors discussed above, which was primarily as a result of an increase in realized gains on disposition of rental property, net.

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

Construction Projects:

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel (164 keys Residence Inn and 208 keys Marriott Envue) in Weehawken, New Jersey.  The Company acquired the remaining 10 percent interest in the joint venture on March 26, 2019.  The Residence Inn opened at the end of 2018 and the Marriott Envue is expected to open in the third quarter 2019.   The construction of the project is estimated to cost $159.9 million, with construction costs of $153.6 million incurred by the venture through March 31, 2019.  The project costs are expected to be funded from a $94 million construction loan (with $76.7 million outstanding as of March 31, 2019).

The Company is developing a 313-unit multi-family project known as Building 8/9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018.  The construction project, which is estimated to cost $142.9 million, of which construction costs of $44 million have been incurred through March 31, 2019, is expected to be ready for occupancy in fourth quarter 2020.  The Company is expected to fund $50.9 million of construction costs, of which the Company has incurred $44 million as of March 31, 2019, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge in Malden, Massachusetts, which began construction in third quarter 2018.  The construction project, which is estimated to cost $99.9 million, of which $21.2 million have been incurred through March 31, 2019, is expected to be ready for occupancy in third quarter 2020.  The Company is expected to fund $37.9 million of construction costs, of which the Company has incurred $21.2 million as of March 31, 2019, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

The Company is developing a 198-unit multi-family project at 233 Canoe Brook — Apartments located in Short Hills, New Jersey, which began construction in fourth quarter 2018.  The construction project, which is estimated to cost $99.6 million, of which $22.2 million have been incurred through March 31, 2019, is expected to be ready for occupancy in fourth quarter 2020.  The Company is expected to fund $35.6 million of the construction costs, of which the Company has incurred $22.2 million as of March 31, 2019, and the remaining construction costs are expected to be funded primarily from $64 million in future financing.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019.  The construction project, which is estimated to cost $470.6 million, of which $63.3 million have been incurred through March 31, 2019, is expected to be ready for occupancy in first quarter 2022.  The Company is expected to fund $170.6 million of the construction costs, of which the Company has funded $63.3 million as of March 31, 2019, and the remaining construction costs are expected to be funded primarily from $300 million in future financing.

In August 2017, the Company acquired an existing mortgage note receivable encumbering a vacant developable land parcel located in Jersey City, New Jersey (the “Land Property”) with a balance of $44.7 million (the “Land Note Receivable”).  The Land Note Receivable matures in July 2019 and earns interest at an annual rate of 5.85 percent which accrues monthly and is payable at maturity.  In March 2018, the Company received a partial prepayment of $3 million.  The Land Property is currently an unimproved land parcel which operates as a surface parking facility.  Additionally, the Company has an agreement to acquire the Land Property for a purchase price of $67 million.

REIT Restrictions:

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $72.2 million ($81.7 million, including units in the Operating Partnership held by parties other than the General Partner) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of the General Partner’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of the General Partner’s Advisory Board).  As of March 31, 2019, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 26 of the Company’s properties, with an aggregate carrying value of approximately $1.2 billion, are subject to these conditions.

Unencumbered Properties:

As of March 31, 2019, the Company had 47 unencumbered properties with a carrying value of $2.3 billion representing 78.3 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $16.9 million to $32.6 million at March 31, 2019, compared to $49.6 million at December 31, 2018.  This decrease is comprised of the following net cash flow items:

(1)              $46 million provided by operating activities.

(2)              $28.9 million provided by investing activities, consisting primarily of the following:

(a)              $330.4 million from proceeds from the sales of rental property; plus

(b)              $0.1 million received from repayments of notes receivables; plus

(c)               $1.6 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; plus

(d)              $4 million received from proceeds from the sale of investments in unconsolidated joint ventures; minus

(e)               $2.4 million used for investments in unconsolidated joint ventures; minus

(f)                $222.9 million used for rental property acquisitions and related intangibles; minus

(g)               $43.3 million used for additions to rental property and improvements; minus

(h)              $38.6 million used for the development of rental property, other related costs and deposits.

(3)              $91.8 million used in financing activities, consisting primarily of the following:

(a)              $204 million used for repayments of revolving credit facility; plus

(b)              $25.2 million used for repayments of mortgages, loans payable and other obligations; plus

(c)               $24.7 million used for payments of dividends and distributions; plus

(d)              $0.1 million used for distribution to noncontrolling interests; plus

(e)               $1.4 million used for payment of finance cost; plus

(f)                $90 million used for payment of unsecured term loan; plus

(g)               $5 million used for acquisition of noncontrolling interests; minus

(h)              $92 million from borrowings under the revolving credit facility; minus

(i)                  $121.5 million from proceeds received from mortgages and loans payable; minus

(j)                 $45 million from issuance of redeemable noncontrolling interests.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2019:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,160,000	42.94%	3.73%		2.17
Fixed Rate Secured Debt	1,359,798	50.34%	3.86%		6.53
Variable Rate Secured Debt	176,548	6.54%	5.83%		0.49
Variable Rate Unsecured Debt (b)	5,000	0.18%	3.79%		1.82

Totals/Weighted Average:	$2,701,346	100.00%	3.93	% (b)	4.26
Adjustment for unamortized debt discount	(2,671)
Unamortized deferred financing costs	(12,358)
Total Debt, Net	$2,686,317

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 2.50 percent as of March 31, 2019, plus the applicable spread.

(b)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.9 million for the three months ended March 31, 2019.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2019 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2019	$49	$176,548	$176,597	5.83%
2020 (b)	2,903	585,000	587,903	3.38%
2021 (c)	3,227	173,801	177,028	3.21%
2022	3,284	300,000	303,284	4.60%
2023	3,412	333,998	337,410	3.53%
Thereafter	7,230	1,108,929	1,116,159	3.98%
Sub-total	20,105	2,678,276	2,698,381	3.93
Adjustment for unamortized debt discount/premium, net as of March 31, 2019	(2,671)	—	(2,671)
Unamortized mark-to-market	2,965	—	2,965
Unamortized deferred financing costs	(12,358)	—	(12,358)
Totals/Weighted Average	$8,041	$2,678,276	$2,686,317	3.93	%(d)

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 2.50 percent as of March 31, 2019, plus the applicable spread.

(b)         On January 7, 2019, the Company exercised a one-year extension option on the $350 million term loan scheduled to mature in January 2019, which extended the maturity of the Term Loan to January 2020.  On March 29, 2019, the Company prepaid $90 million of this term loan.

(c)          Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $5 million.

(d)         Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.9 million for the three months ended March 31, 2019.

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $575.0 million as of March 31, 2019) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

The terms of the 2017 Term Loan include: (1) a three-year term ending in January 2020, with two one-year extension options; (2) multiple draws of the term loan commitments may be made within 12 months of the effective date of the 2017 Credit Agreement up to an aggregate principal amount of $325 million (subject to increase as discussed below), with no requirement to be drawn in full; provided, that, if the Company does not borrow at least 50 percent of the initial term commitment from the term lenders (i.e. 50 percent of $325 million) on or before July 25, 2017, the amount of unused term loan commitments shall be reduced on such date so that, after giving effect to such reduction, the amount of unused term loan commitments is not greater than the outstanding term loans on such date; (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P or, at the Operating Partnership’s option if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a term commitment fee on any unused term loan commitment during the first 12 months after the effective date of the 2017 Credit Agreement at a rate of 0.25 percent per annum on the sum of the average daily unused portion of the aggregate term loan commitments.

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

On March 29, 2019, the Company prepaid $90 million on the term loan (using a portion of the cash sales proceeds from the Flex portfolio sale completed on that date), and recorded a gain of $1.3 million due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment.

After electing to use the defined leverage ratio to determine interest rate, the interest rate under the 2016 Term Loan is currently based on the following total leverage ratio grid:

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

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loans, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 29, 2019, the Company had outstanding borrowings of $100 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2019.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the three months ended March 31, 2019:

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2019	90,320,306	10,229,349	100,549,655
Common units redeemed for common stock	5,000	(5,000)	—
Conversion of LTIP units for common units	—	9,218	9,218
Vested LTIP units	—	77,426	77,426
Shares issued under Dividend Reinvestment and Stock Purchase Plan	477	—	477
Redemption of common units	—	(301,638)	(301,638)

Outstanding at March 31, 2019	90,325,783	10,009,355	100,335,138

Share/Unit Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of March 31, 2019, the General Partner has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2018 and through April 29, 2019.

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

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of April 29, 2019.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of April 29, 2019.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $317.1 million of which the Company has agreed to guarantee up to $35.8 million.  As of March 31, 2019, the outstanding balance of such debt totaled $205.1 million of which $24.6 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of March 31, 2019:

		Payments Due by Period
		Less than 1		2 – 3		4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year		Years		Years	Years	Years
Senior unsecured notes	$661,232	$22,163		$44,325		$594,744	$—	$—
Unsecured revolving credit facility and term loans (a)	606,114	600,956	(c)	5,158	(d)	—	—	—
Mortgages, loans payable and other obligations (b)	1,774,883	250,249	(e)	273,662		257,118	966,026	27,828
Payments in lieu of taxes (PILOT)	24,415	8,656		13,842		1,917	—	—
Ground lease payments	166,304	1,735		3,500		3,501	8,697	148,871
Other	1,250	—		1,250		—	—	—
Total	$3,234,198	$883,759		$341,737		$857,280	$974,723	$176,699

(a)         Interest payments assume LIBOR rate of 2.50 percent, which is the weighted average rate on this outstanding variable rate debt at March 31, 2019, plus the applicable spread.

(b)         Interest payments assume LIBOR rate of 2.50 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at March 31, 2019, plus the applicable spread.

(c)          Includes $260 million pertaining to the 2016 Term Loan maturing in January 2020, with a one-year extension option.  Also includes $325 million pertaining to the 2017 Term Loan currently maturing in January 2020, with two one-year extension options.

(d)         Includes $5 million pertaining to current borrowings on the unsecured revolving credit facility with a four-year term ending in January 2021, with two six-month extension options.

(e)          Includes $177 million pertaining to various mortgages with one-year extension options.

Funds from Operations

Funds from operations (“FFO”) (available to common stock and unit holders) is defined as net income (loss) before noncontrolling interests in Operating Partnership, computed in accordance with GAAP, excluding gains or losses from depreciable rental property transactions (including both acquisitions and dispositions), and impairments related to depreciable rental property, plus real estate-related depreciation and amortization.  The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT.  The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from property transactions and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income available to common shareholders	$244,495	$43,036
Add (deduct): Noncontrolling interests in Operating Partnership	27,680	4,883
Real estate-related depreciation and amortization on continuing operations (a)	50,168	45,602
Gain on change of control of interests	(13,790)	—
Gain on sale of investment in unconsolidated joint venture	(903)	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(268,109)	(58,186)
Funds from operations available to common stock and Operating Partnership unitholders	$39,541	$35,335

(a)         Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $2,661 and $4,815 for the three months ended March 31, 2019 and 2018, respectively.  Excludes non-real estate-related depreciation and amortization of $539 and $511 for the three months ended March 31, 2019 and 2018, respectively.

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.  We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $2.5 billion of the Company’s long-term debt as of March 31, 2019 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of March 31, 2019 ranged from LIBOR plus 235 basis points to LIBOR plus 450 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $1.8 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of March 31, 2019 would be approximately $110.0 million.

March 31, 2019 Debt,
including current portion	4/1/2019 -											Fair
($s in thousands)	12/31/2019	2020		2021		2022	2023	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$49	$587,903	(b)	$172,028		$303,284	$337,410	$1,116,159	$2,516,833	$(10,201)	$2,506,632	$2,415,907
Average Interest Rate	4.56%	3.38%		3.20%		4.60%	3.53%	3.98%			3.80%

Variable Rate	$176,548	$—		$5,000	(c)	$—	$—	$—	$181,548	$(1,863)	$179,685	$179,685

(a)           Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of March 31, 2019.

(b)          Includes $260 million pertaining to the 2016 Term Loan scheduled to mature in January 2020, with a one-year extension option.  Also includes $325 million pertaining to the 2017 Term Loan currently maturing in January 2020, with two one-year extension options.

(c)           Includes $5 million of outstanding borrowings under the Company’s unsecured revolving credit facility.

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

Item 1A.            Risk Factors

There have been no material changes in our assessment of risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2018 of the General Partner and the Operating Partnership.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                             COMMON STOCK

During the three months ended March 31, 2019, the Company issued 5,000 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

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

3.11

Seventh Amendment dated as of March 13, 2019 to Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 19, 2019 and incorporated herein by reference).

3.12

Eighth Amendment dated as of March 28, 2019 to Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 28, 2019 and incorporated herein by reference).

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

3.15

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

Exhibit
Number	Exhibit Title

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

10.2#

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

10.40#

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

10.43#

Employment Agreement dated June 3, 2015 by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2015 and incorporated herein by reference).

10.44#

Employment Agreement dated March 13, 2019 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K datedMarch 19, 2019 and incorporated herein by reference).

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

10.47#

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

10.49#

Indemnification Agreement dated June 10, 2013 by and between Ricardo Cardoso and Mack-Cali Realty Corporation (filed as Exhibit 10.133 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.50

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

10.52

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

10.55

International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 21, 2015 by and between U.S. Bank National Association and Mack-Cali Realty, L.P. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.56#	Form of 2016 Time-Based Long-Term Incentive Plan Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

10.57#	Form of 2016 Performance-Based Long-Term Incentive Plan Award Agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

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

10.59#

Employment Agreement dated April 15, 2016 by and between Robert Andrew Marshall and Roseland Residential Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2016 and incorporated herein by reference).

10.60

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

10.61

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

10.62

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

Exhibit
Number	Exhibit Title

10.66

Recourse Agreement by and between Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Roseland Residential Trust, RP-RLA, LLC and RP-RLB, LLC dated March 10, 2017 (filed as Exhibit 10.130 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.67	Registration Rights Agreement dated March 10, 2017 (filed as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.68	Indemnity Agreement dated March 10, 2017 (filed as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

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

10.71

International Swaps and Derivatives Association, Inc. 2002 Master Agreement, and its schedule thereto, dated as of March 15, 2017 by and between The Bank of New York Mellon and Mack-Cali Realty, L.P. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 29, 2017 and incorporated herein by reference).

10.72#

Amendment, dated as of April 4, 2017, to Executive Employment Agreement, dated as of June 3, 2015, by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2017 and incorporated herein by reference).

10.73#

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

10.78#

Employment Agreement dated March 22, 2019 between Mack-Cali Realty Corporation and Giovanni M. DeBari (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2019 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.79#

Separation Agreement and Release dated January 26, 2018 between Mack-Cali Realty Corporation and Anthony Krug (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.80#

Separation Agreement and Release dated January 26, 2018 between Mack-Cali Realty Corporation and Christopher DeLorenzo (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.81#

Indemnification Agreement by and between Mack-Cali Realty Corporation and David Smetana dated January 29, 2018 (filed as Exhibit 10.145 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.82#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Nicholas Hilton dated February 12, 2018 (filed as Exhibit 10.146 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.83#

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

10.85#

Class AO Long-Term Incentive Plan Award Agreement dated March 13, 2019 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 19, 2019 and incorporated herein by reference).

10.86

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

10.87

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

10.88

Amended and Restated Agreement of Sale and Purchase, dated March 4, 2019, by and between Mack-Cali CW Realty Associates L.L.C., Cross Westchester Realty Associates L.L.C., Clearbrook Road Associates L.L.C., So. Westchester Realty Associates L.L.C., Mack-Cali So. West Realty Associates L.L.C., 225 Corporate Realty L.L.C., 3 Odell Realty L.L.C. Mid-Westchester Realty Associates L.L.C., Mack-Cali Mid-West Realty Associates L.L.C., Skyline Realty L.L.C., 12 Skyline Associates L.L.C., 5/6 Skyline Realty L.L.C. and Talleyrand Realty Associates L.L.C., collectively, as seller, and RMC Acquisition Entity, LLC, as purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 7, 2019 and incorporated herein by reference).

10.89

Amended and Restated Agreement of Sale and Purchase, dated March 4, 2019, by and between West Avenue Realty Associates L.L.C., as Seller, and RMC Acquisition Entity, LLC, as purchaser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 7, 2019 and incorporated herein by reference).

10.90

OP Unit Redemption Agreement, dated March 4, 2019, by and among Mack-Cali Realty, L.P., Mack-Cali CW Realty Associates L.L.C., Mack-Cali So. West Realty Associates L.L.C., Brad W. Berger Revocable Trust, Greg Berger, Robert F. Weinberg 2013 Trust and RFW Management Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 7, 2019 and incorporated herein by reference).

10.91*#	Indemnification Agreement by and between Mack-Cali Realty Corporation and Giovanni M. DeBari dated December 6, 2008.

Exhibit
Number	Exhibit Title

31.1*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

* filed herewith

# management contract or compensatory plan or arrangement

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: May 1, 2019	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: May 1, 2019	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Mack-Cali Realty, L.P.
(Registrant)
By:	Mack-Cali Realty Corporation
its General Partner

Date: May 1, 2019	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: May 1, 2019	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)