Form 10-Q
period 2019-06-30
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2019-08-07
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-13274 Mack-Cali Realty Corporation

Commission File Number: 333-57103 Mack-Cali Realty, L.P.

Mack-Cali Realty Corporation

Mack-Cali Realty, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Mack-Cali Realty Corporation)	22-3305147 (Mack-Cali Realty Corporation)
Delaware (Mack-Cali Realty, L.P.)	22-3315804 (Mack-Cali Realty, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harborside 3, 210 Hudson St., Ste. 400, Jersey City, New Jersey	07311
(Address of principal executive offices)	(Zip Code)

(732) 590-1010

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CLI	New York Stock Exchange

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

As of August 5, 2019, there were 90,553,752 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of June 30, 2019, the General Partner owned an approximate 90.1 percent common unit interest in the Operating Partnership. The remaining approximate 9.9 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The Company believes that combining the quarterly reports on Form 10-Q of the General Partner and the Operating Partnership into this single report provides the following benefits:

•enhance investors’ understanding of the General Partner and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business of the Company;

•eliminate duplicative disclosure and provide a more streamlined and readable presentation because a substantial portion of the disclosure applies to both the General Partner and the Operating Partnership; and

•create time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

To help investors better understand the key differences between the General Partner and the Operating Partnership, certain information for the General Partner and the Operating Partnership in this report has been separated, as set forth below:

•Item 1.   Financial Statements (unaudited), which includes the following specific disclosures for Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.:

•Note 2.     Significant Accounting Policies, where applicable;

•Note 14.   Redeemable Noncontrolling Interests;

•Note 15.   Mack-Cali Realty Corporation’s Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital;

•Note 16.   Noncontrolling Interests in Subsidiaries; and

•Note 17.   Segment Reporting, where applicable.

•Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.

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

The results of operations for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
ASSETS	2019	2018
Rental property
Land and leasehold interests	$916,807	$807,236
Buildings and improvements	4,358,948	4,109,797
Tenant improvements	297,240	335,266
Furniture, fixtures and equipment	67,004	53,718
	5,639,999	5,306,017
Less – accumulated depreciation and amortization	(968,237)	(1,097,868)
	4,671,762	4,208,149
Rental property held for sale, net	-	108,848
Net investment in rental property	4,671,762	4,316,997
Cash and cash equivalents	60,638	29,633
Restricted cash	17,892	19,921
Investments in unconsolidated joint ventures	215,957	232,750
Unbilled rents receivable, net	93,324	100,737
Deferred charges, goodwill and other assets, net	258,663	355,234
Accounts receivable, net of allowance for doubtful accounts
of $1,319 and $1,108	9,476	5,372

Total assets	$5,327,712	$5,060,644

LIABILITIES AND EQUITY
Senior unsecured notes, net	$570,899	$570,314
Unsecured revolving credit facility and term loans	424,180	790,939
Mortgages, loans payable and other obligations, net	1,692,563	1,431,398
Dividends and distributions payable	21,722	21,877
Accounts payable, accrued expenses and other liabilities	202,830	168,115
Rents received in advance and security deposits	34,467	41,244
Accrued interest payable	8,631	9,117
Total liabilities	2,955,292	3,033,004
Commitments and contingencies

Redeemable noncontrolling interests	496,372	330,459

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,553,357 and 90,320,306 shares outstanding	906	903
Additional paid-in capital	2,539,547	2,561,503
Dividends in excess of net earnings	(895,824)	(1,084,518)
Accumulated other comprehensive income (loss)	958	8,770
Total Mack-Cali Realty Corporation stockholders’ equity	1,645,587	1,486,658

Noncontrolling interests in subsidiaries:
Operating Partnership	181,296	168,373
Consolidated joint ventures	49,165	42,150
Total noncontrolling interests in subsidiaries	230,461	210,523

Total equity	1,876,048	1,697,181

Total liabilities and equity	$5,327,712	$5,060,644

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2019	2018	2019	2018
Revenue from leases	$116,784	$113,885	$239,799	$239,578
Real estate services	3,530	4,074	7,372	8,735
Parking income	5,563	5,757	10,504	11,084
Hotel income	2,094	-	2,377	-
Other income	2,490	2,873	4,658	6,159
Total revenues	130,461	126,589	264,710	265,556

EXPENSES
Real estate taxes	16,597	17,966	33,674	36,327
Utilities	7,456	7,555	17,907	20,059
Operating services	26,161	22,939	51,123	48,557
Real estate services expenses	3,979	4,360	8,245	9,296
Leasing personnel costs	542	-	1,284	-
General and administrative	16,427	13,455	29,020	29,540
Depreciation and amortization	49,352	41,413	97,398	82,710
Property impairments	5,802	-	5,802	-
Land impairments	2,499	-	2,499	-
Total expenses	128,815	107,688	246,952	226,489

OTHER (EXPENSE) INCOME
Interest expense	(23,515)	(18,999)	(48,289)	(39,074)
Interest and other investment income (loss)	515	641	1,339	1,769
Equity in earnings (loss) of unconsolidated joint ventures	(88)	(52)	(769)	1,520
Gain on change of control of interests	-	-	13,790	-
Realized gains (losses) and unrealized losses on disposition of
rental property, net	255	1,010	268,364	59,196
Gain on disposition of developable land	270	-	270	-
Gain on sale of investment in unconsolidated joint venture	-	-	903	-
Gain (loss) from extinguishment of debt, net	588	-	1,899	(10,289)
Total other income (expense)	(21,975)	(17,400)	237,507	13,122
Net income (loss)	(20,329)	1,501	255,265	52,189
Noncontrolling interests in consolidated joint ventures	847	95	2,095	125
Noncontrolling interests in Operating Partnership	2,434	142	(25,246)	(4,741)
Redeemable noncontrolling interests	(5,006)	(2,989)	(9,673)	(5,788)
Net income (loss) available to common shareholders	$(22,054)	$(1,251)	$222,441	$41,785

Basic earnings per common share:
Net income (loss) available to common shareholders	$(0.43)	$(0.05)	$2.24	$0.39

Diluted earnings per common share:
Net income (loss) available to common shareholders	$(0.43)	$(0.05)	$2.24	$0.39

Basic weighted average shares outstanding	90,533	90,330	90,516	90,297

Diluted weighted average shares outstanding	100,523	100,598	100,825	100,607

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income (loss)	$(20,329)	$1,501	$255,265	$52,189
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	(4,624)	1,788	(9,075)	6,933
Comprehensive income (loss)	$(24,953)	$3,289	$246,190	$59,122
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	847	95	2,095	125
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(5,006)	(2,989)	(9,673)	(5,788)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	2,894	(40)	(24,373)	(5,447)
Comprehensive income (loss) attributable to common shareholders	$(26,218)	$355	$214,239	$48,012

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended June 30, 2019	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at April 1, 2019	90,326	$903	$2,553,652	$(855,659)	$5,122	$239,149	$1,943,167
Net income (loss)	-	-	-	(22,054)	-	1,725	(20,329)
Common stock dividends	-	-	-	(18,111)	-	-	(18,111)
Common unit distributions	-	-	-	-	-	(2,361)	(2,361)
Redeemable noncontrolling interests	-	-	(16,759)	-	-	(6,856)	(23,615)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	(308)	(308)
Redemption of common units for common stock	33	1	622	-	-	(623)	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	-	-	11	-	-	-	11
Directors' deferred compensation plan	194	2	25	-	-	-	27
Stock compensation	-	-	218	-	-	1,973	2,191
Other comprehensive income (loss)	-	-	-	-	(4,164)	(460)	(4,624)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,778	-	-	(1,778)	-
Balance at June 30, 2019	90,553	$906	$2,539,547	$(895,824)	$958	$230,461	$1,876,048

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended June 30, 2018	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at April 1, 2018	90,136	$901	$2,567,300	$(1,071,420)	$11,310	$192,820	$1,700,911
Net income (loss)	-	-	-	(1,251)	-	2,752	1,501
Common stock dividends	-	-	-	(18,053)	-	-	(18,053)
Common unit distributions	-	-	-	-	-	(2,136)	(2,136)
Redeemable noncontrolling interest	-	-	(3,379)	-	-	(3,373)	(6,752)
Increase in noncontrolling interest	-	-	-	-	-	51	51
Redemption of common units for common stock	3	-	51	-	-	(51)	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	(82)	-	-	-	(82)
Directors' deferred compensation plan	-	-	126	-	-	-	126
Stock compensation	147	1	433	-	-	223	657
Cancellation of restricted shares	(1)	-	(583)	-	-	(112)	(695)
Other comprehensive income (loss)	-	-	-	-	1,606	182	1,788
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	287	-	-	(287)	-
Balance at June 30, 2018	90,286	$902	$2,564,153	$(1,090,724)	$12,916	$190,069	$1,677,316

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Six Months Ended June 30, 2019	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2019	90,320	$903	$2,561,503	$(1,084,518)	$8,770	$210,523	$1,697,181
Net income (loss)	-	-	-	222,441	-	32,824	255,265
Common stock dividends	-	-	-	(36,176)	-	-	(36,176)
Common unit distributions	-	-	-	-	-	(4,057)	(4,057)
Redeemable noncontrolling interests	-	-	(19,911)	-	-	(11,880)	(31,791)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,110	7,152
Redemption of common units for common stock	38	1	704	-	-	(705)	-
Redemption of common units	-	-	(1,665)	-	-	(4,965)	(6,630)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	21	-	-	-	21
Directors' deferred compensation plan	194	2	155	-	-	-	157
Stock compensation	-	-	483	-	-	3,588	4,071
Cancellation of unvested LTIP units	-	-	-	2,819	-	(2,889)	(70)
Other comprehensive income (loss)	-	-	-	(390)	(7,812)	(873)	(9,075)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	215	-	-	(215)	-
Balance at June 30, 2019	90,553	$906	$2,539,547	$(895,824)	$958	$230,461	$1,876,048

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Six Months Ended June 30, 2018	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2018	89,914	$899	$2,565,136	$(1,096,429)	$6,689	$192,428	$1,668,723
Net income (loss)	-	-	-	41,785	-	10,404	52,189
Common stock dividends	-	-	-	(36,080)	-	-	(36,080)
Common unit distributions	-	-	-	-	-	(4,396)	(4,396)
Redeemable noncontrolling interest	-	-	(6,133)	-	-	(6,485)	(12,618)
Increase in noncontrolling interest	-	-	-	-	-	51	51
Redemption of common units for common stock	227	2	3,739	-	-	(3,741)	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	(54)	-	-	-	(54)
Directors' deferred compensation plan	-	-	251	-	-	-	251
Stock compensation	147	1	950	-	-	2,238	3,189
Cancellation of restricted shares	(4)	-	(583)	-	-	(289)	(872)
Other comprehensive income (loss)	-	-	-	-	6,227	706	6,933
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	847	-	-	(847)	-
Balance at June 30, 2018	90,286	$902	$2,564,153	$(1,090,724)	$12,916	$190,069	$1,677,316

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net income	$255,265	$52,189
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	95,824	79,827
Amortization of directors deferred compensation stock units	157	251
Amortization of stock compensation	4,071	3,189
Amortization of deferred financing costs	2,357	2,241
Amortization of debt discount and mark-to-market	(474)	(474)
Write-off of unamortized deferred finance costs related to early extinguishment	-	105
Equity in (earnings) loss of unconsolidated joint ventures	769	(1,520)
Distributions of cumulative earnings from unconsolidated joint ventures	3,367	3,469
Gain on change of control of interests	(13,790)	-
Realized (gains) losses and unrealized losses on disposition of rental property, net	(268,364)	(59,196)
Gain on disposition of developable land	(270)	-
Property impairments	5,802	-
Land Impairments	2,499	-
Gain on sale of investments in unconsolidated joint ventures	(903)	-
(Gain)Loss from extinguishment of debt	(1,899)	10,289
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(6,744)	(3,497)
Increase in deferred charges, goodwill and other assets	(14,646)	(8,510)
(Increase) decrease in accounts receivable, net	(4,103)	396
Increase in accounts payable, accrued expenses and other liabilities	16,845	7,033
Decrease in rents received in advance and security deposits	(6,457)	(2,855)
Decrease in accrued interest payable	(486)	(1,001)

Net cash provided by operating activities	$68,820	$81,936

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(545,462)	$(4,854)
Rental property additions and improvements	(70,577)	(97,085)
Development of rental property and other related costs	(89,152)	(105,749)
Proceeds from the sales of rental property	636,161	244,754
Proceeds from the sale of investments in unconsolidated joint ventures	4,039	-
Repayment of notes receivable	46,305	6,366
Investment in unconsolidated joint ventures	(8,238)	(3,352)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,602	7,806

Net cash (used in) provided by investing activities	$(23,322)	$47,886

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$281,000	$371,000
Repayment of revolving credit facility	(398,000)	(338,000)
Repayment of unsecured term loan	(250,000)	-
Proceeds from mortgages and loans payable	321,508	79,748
Repayment of mortgages, loans payable and other obligations	(55,199)	(277,637)
Acquisition of noncontrolling interests	(5,017)	-
Issuance of redeemable noncontrolling interests, net	145,000	65,000
Payment of financing costs	(5,637)	(255)
(Contributions) Distributions to noncontrolling interests	(407)	51
Payment of dividends and distributions	(49,770)	(45,916)

Net cash used in financing activities	$(16,522)	$(146,009)

Net increase (decrease) in cash and cash equivalents	$28,976	$(16,187)
Cash, cash equivalents and restricted cash, beginning of period (1)	49,554	67,972

Cash, cash equivalents and restricted cash, end of period (2)	$78,530	$51,785

(1)Includes Restricted Cash of $19,921 and $39,792 as of December 31, 2018 and 2017, respectively.

(2)Includes Restricted Cash of $17,892 and $22,121 as of June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	June 30,	December 31,
ASSETS	2019	2018
Rental property
Land and leasehold interests	$916,807	$807,236
Buildings and improvements	4,358,948	4,109,797
Tenant improvements	297,240	335,266
Furniture, fixtures and equipment	67,004	53,718
	5,639,999	5,306,017
Less – accumulated depreciation and amortization	(968,237)	(1,097,868)
	4,671,762	4,208,149
Rental property held for sale, net	-	108,848
Net investment in rental property	4,671,762	4,316,997
Cash and cash equivalents	60,638	29,633
Restricted cash	17,892	19,921
Investments in unconsolidated joint ventures	215,957	232,750
Unbilled rents receivable, net	93,324	100,737
Deferred charges, goodwill and other assets, net	258,663	355,234
Accounts receivable, net of allowance for doubtful accounts
of $1,319 and $1,108	9,476	5,372

Total assets	$5,327,712	$5,060,644

LIABILITIES AND EQUITY
Senior unsecured notes, net	$570,899	$570,314
Unsecured revolving credit facility and term loans	424,180	790,939
Mortgages, loans payable and other obligations, net	1,692,563	1,431,398
Distributions payable	21,722	21,877
Accounts payable, accrued expenses and other liabilities	202,830	168,115
Rents received in advance and security deposits	34,467	41,244
Accrued interest payable	8,631	9,117
Total liabilities	2,955,292	3,033,004
Commitments and contingencies

Redeemable noncontrolling interests	496,372	330,459

Partners’ Capital:
General Partner, 90,553,357 and 90,320,306 common units outstanding	1,580,023	1,413,497
Limited partners, 9,976,344 and 10,229,349 common units/LTIPs outstanding	245,902	232,764
Accumulated other comprehensive income (loss)	958	8,770
Total Mack-Cali Realty, L.P. partners’ capital	1,826,883	1,655,031

Noncontrolling interests in consolidated joint ventures	49,165	42,150

Total equity	1,876,048	1,697,181

Total liabilities and equity	$5,327,712	$5,060,644

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2019	2018	2019	2018
Revenue from leases	$116,784	$113,885	$239,799	$239,578
Real estate services	3,530	4,074	7,372	8,735
Parking income	5,563	5,757	10,504	11,084
Hotel income	2,094	-	2,377	-
Other income	2,490	2,873	4,658	6,159
Total revenues	130,461	126,589	264,710	265,556

EXPENSES
Real estate taxes	16,597	17,966	33,674	36,327
Utilities	7,456	7,555	17,907	20,059
Operating services	26,161	22,939	51,123	48,557
Real estate services expenses	3,979	4,360	8,245	9,296
Leasing personnel costs	542	-	1,284	-
General and administrative	16,427	13,455	29,020	29,540
Depreciation and amortization	49,352	41,413	97,398	82,710
Property impairments	5,802	-	5,802	-
Land impairments	2,499	-	2,499	-
Total expenses	128,815	107,688	246,952	226,489

OTHER (EXPENSE) INCOME
Interest expense	(23,515)	(18,999)	(48,289)	(39,074)
Interest and other investment income (loss)	515	641	1,339	1,769
Equity in earnings (loss) of unconsolidated joint ventures	(88)	(52)	(769)	1,520
Gain on change of control of interests	-	-	13,790	-
Realized gains (losses) and unrealized losses on disposition of
rental property, net	255	1,010	268,364	59,196
Gain on disposition of developable land	270	-	270	-
Gain on sale of investment in unconsolidated joint venture	-	-	903	-
Gain (loss) from extinguishment of debt, net	588	-	1,899	(10,289)
Total other income (expense)	(21,975)	(17,400)	237,507	13,122
Net income (loss)	(20,329)	1,501	255,265	52,189
Noncontrolling interests in consolidated joint ventures	847	95	2,095	125
Redeemable noncontrolling interests	(5,006)	(2,989)	(9,673)	(5,788)
Net income (loss) available to common unitholders	$(24,488)	$(1,393)	$247,687	$46,526

Basic earnings per common unit:
Net income (loss) available to common unitholders	$(0.43)	$(0.05)	$2.24	$0.39

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$(0.43)	$(0.05)	$2.24	$0.39

Basic weighted average units outstanding	100,523	100,598	100,631	100,552

Diluted weighted average units outstanding	100,523	100,598	100,825	100,607

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income (loss)	$(20,329)	$1,501	$255,265	$52,189
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	(4,624)	1,788	(9,075)	6,933
Comprehensive income (loss)	$(24,953)	$3,289	$246,190	$59,122
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	847	95	2,095	125
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(5,006)	(2,989)	(9,673)	(5,788)
Comprehensive income (loss) attributable to common unitholders	$(29,112)	$395	$238,612	$53,459

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended June 30, 2019	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at April 1, 2019	90,326	10,009	$1,636,068	$251,657	$5,122	$50,320	$1,943,167
Net income (loss)	-	-	(22,054)	(2,434)	-	4,159	(20,329)
Distributions	-	-	(18,111)	(2,361)	-	-	(20,472)
Redeemable noncontrolling interests	-	-	(16,759)	(1,850)	-	(5,006)	(23,615)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	(308)	(308)
Redemption of limited partner common units for
shares of general partner common units	33	(24)	623	(623)	-	-	-
Vested LTIP units	-	(9)	-	-	-	-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	-	-	11	-	-	-	11
Directors' deferred compensation plan	194	-	27	-	-	-	27
Other comprehensive income (loss)	-	-	-	(460)	(4,164)	-	(4,624)
Stock compensation	-	-	218	1,973	-	-	2,191
Balance at June 30, 2019	90,553	9,976	$1,580,023	$245,902	$958	$49,165	$1,876,048

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended June 30, 2018	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at April 1, 2018	90,136	10,269	$1,433,981	$234,617	$11,310	$21,003	$1,700,911
Net income (loss)	-	-	(1,251)	(142)	-	2,894	1,501
Distributions	-	-	(18,053)	(2,136)	-	-	(20,189)
Redeemable noncontrolling interest	-	-	(3,379)	(384)	-	(2,989)	(6,752)
Increase in noncontrolling interest	-		-	-	-	51	51
Redemption of limited partner common units for
shares of general partner common units	3	(3)	51	(51)	-	-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	(82)	-	-	-	(82)
Directors' deferred compensation plan	-	-	126	-	-	-	126
Other comprehensive income (loss)	-	-	-	182	1,606	-	1,788
Stock compensation	147	-	434	223	-	-	657
Cancellation of restricted shares	(1)	-	(583)	(112)	-	-	(695)
Balance at June 30, 2018	90,286	10,266	$1,411,244	$232,197	$12,916	$20,959	$1,677,316

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Six Months Ended June 30, 2019	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2019	90,320	10,229	$1,413,497	$232,764	$8,770	$42,150	$1,697,181
Net income (loss)	-	-	222,441	25,246	-	7,578	255,265
Distributions	-	-	(36,176)	(4,057)	-	-	(40,233)
Redeemable noncontrolling interests	-	-	(19,911)	(2,207)	-	(9,673)	(31,791)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,110	7,152
Redemption of limited partner common units for
shares of general partner common units	38	(20)	705	(705)	-	-	-
Vested LTIP units	-	68	-	-	-	-	-
Redemption of limited partners common units	-	(301)	(1,665)	(4,965)	-	-	(6,630)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	21	-	-	-	21
Directors' deferred compensation plan	194	-	157	-	-	-	157
Other comprehensive income (loss)	-	-	(390)	(873)	(7,812)	-	(9,075)
Stock compensation	-	-	483	3,588	-	-	4,071
Cancellation of unvested LTIP units	-	-	2,819	(2,889)	-	-	(70)
Balance at June 30, 2019	90,553	9,976	$1,580,023	$245,902	$958	$49,165	$1,876,048

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Six Months Ended June 30, 2018	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2018	89,914	10,438	$1,407,366	$233,635	$6,689	$21,033	$1,668,723
Net income (loss)	-	-	41,785	4,741	-	5,663	52,189
Distributions	-	-	(36,080)	(4,396)	-	-	(40,476)
Redeemable noncontrolling interest	-	-	(6,133)	(697)	-	(5,788)	(12,618)
Increase in noncontrolling interest	-		-	-	-	51	51
Redemption of limited partner common units for
shares of general partner common units	227	(227)	3,741	(3,741)	-	-	-
Vested LTIP units	-	55	-	-	-	-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	(54)	-	-	-	(54)
Directors' deferred compensation plan	-	-	251	-	-	-	251
Other comprehensive income (loss)	-	-	-	706	6,227	-	6,933
Stock compensation	147	-	951	2,238	-	-	3,189
Cancellation of restricted shares	(4)	-	(583)	(289)	-	-	(872)
Balance at June 30, 2018	90,286	10,266	$1,411,244	$232,197	$12,916	$20,959	$1,677,316

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net income	$255,265	$52,189
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	95,824	79,827
Amortization of directors deferred compensation stock units	157	251
Amortization of stock compensation	4,071	3,189
Amortization of deferred financing costs	2,357	2,241
Amortization of debt discount and mark-to-market	(474)	(474)
Write-off of unamortized deferred finance costs related to early extinguishment	-	105
Equity in (earnings) loss of unconsolidated joint ventures	769	(1,520)
Distributions of cumulative earnings from unconsolidated joint ventures	3,367	3,469
Gain on change of control of interests	(13,790)	-
Realized (gains) losses and unrealized losses on disposition of rental property, net	(268,364)	(59,196)
Gain on disposition of developable land	(270)	-
Property impairments	5,802	-
Land Impairments	2,499	-
Gain on sale of investments in unconsolidated joint ventures	(903)	-
(Gain)Loss from extinguishment of debt	(1,899)	10,289
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(6,744)	(3,497)
Increase in deferred charges, goodwill and other assets	(14,646)	(8,510)
(Increase) decrease in accounts receivable, net	(4,103)	396
Increase in accounts payable, accrued expenses and other liabilities	16,845	7,033
Decrease in rents received in advance and security deposits	(6,457)	(2,855)
Decrease in accrued interest payable	(486)	(1,001)

Net cash provided by operating activities	$68,820	$81,936

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(545,462)	$(4,854)
Rental property additions and improvements	(70,577)	(97,085)
Development of rental property and other related costs	(89,152)	(105,749)
Proceeds from the sales of rental property	636,161	244,754
Proceeds from the sale of investments in unconsolidated joint ventures	4,039	-
Repayment of notes receivable	46,305	6,366
Investment in unconsolidated joint ventures	(8,238)	(3,352)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,602	7,806
Net cash (used in) provided by investing activities	$(23,322)	$47,886

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$281,000	$371,000
Repayment of revolving credit facility	(398,000)	(338,000)
Repayment of unsecured term loan	(250,000)	-
Proceeds from mortgages and loans payable	321,508	79,748
Repayment of mortgages, loans payable and other obligations	(55,199)	(277,637)
Acquisition of noncontrolling interests	(5,017)	-
Issuance of redeemable noncontrolling interests, net	145,000	65,000
Payment of financing costs	(5,637)	(255)
(Contributions) Distributions to noncontrolling interests	(407)	51
Payment of distributions	(49,770)	(45,916)

Net cash used in financing activities	$(16,522)	$(146,009)

Net increase (decrease) in cash and cash equivalents	$28,976	$(16,187)
Cash, cash equivalents and restricted cash, beginning of period (1)	49,554	67,972

Cash, cash equivalents and restricted cash, end of period (2)	$78,530	$51,785

(1)Includes Restricted Cash of $19,921 and $39,792 as of December 31, 2018 and 2017, respectively.

(2)Includes Restricted Cash of $17,892 and $22,121 as of June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.1 and 89.8 percent common unit interest in the Operating Partnership as of June 30, 2019 and December 31, 2018, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of June 30, 2019, the Company owned or had interests in 75 real estate properties (the “Properties”). The Properties are comprised of 45 office buildings totaling approximately 11.6 million square feet and leased to approximately 400 tenants (which include two buildings, aggregating approximately 0.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 23 multi-family properties, totaling 7,256 apartment units (which include seven properties aggregating 2,611 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 115,000 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), two hotels (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to a third party. The Properties are located in four states in the Northeast, plus the District of Columbia.

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

As of June 30, 2019 and December 31, 2018, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 14: Rockpoint Transaction), have total real estate assets of $518.7 million and $480.4 million, respectively, mortgages of $283.3 million and $241.5 million, respectively, and other liabilities of $15.3 million and $23 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Acquisition–related costs were expensed as incurred for all real estate acquisitions classified as business combinations, which were substantially all of our operating property acquisitions through December 31, 2016. The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.6 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of June 30, 2019 and December 31, 2018 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
Land held for development (including pre-development costs, if any) (a)	$452,057	$465,930
Development and construction in progress, including land (b)	465,779	327,039
Total	$917,836	$792,969

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $163.6 million and $204.9 million as of June 30, 2019 and December 31, 2018, respectively.

(b)Includes land of $108.8 million and $49.6 million as of June 30, 2019 and December 31, 2018, respectively.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The values of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The values of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships or leases.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the impairment loss shall be measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $1,168,000 and $1,145,000 for the three months ended June 30, 2019 and 2018, respectively, and $2,357,000 and $2,241,000 for the six months ended June 30, 2019 and 2018, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. The gains (losses) from extinguishment of debt, net, of $0.6 million and zero for the three months ended June 30, 2019 and 2018, respectively, contained no write off of unamortized deferred financing costs. Included in gain (loss) from extinguishment of debt, net, of $1.9 million and ($10.3) million for the six months ended June 30, 2019 and 2018, respectively, were unamortized deferred financing costs which were written off (as non-cash transactions) amounting to zero and $105,000, respectively.

Deferred Leasing Costs/Leasing Personnel Costs

Costs incurred in connection with successfully executed commercial and residential leases were capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs were charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation related to commercial leases, which was capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $935,000 and $1,628,000 for the three and six months ended June 30, 2018, respectively. Upon the adoption of ASC 842 on January 1, 2019, the Company no longer capitalizes such costs, and includes such costs in Leasing personnel costs in the Company’s Consolidated Statements of Operations, which amounted to $542,000 and $1,284,000 for the three and six months ended June 30, 2019, respectively.

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

The deferred tax asset balance at June 30, 2019 amounted to $11.1 million which has been fully reserved through a valuation allowance. New tax reform legislation enacted in late 2017 reduced the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date. As a result, the Company recorded a decrease related to its deferred tax assets of $5.3 million and a decrease to the associated valuation allowance of $5.3 million at December 31, 2017. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2019, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2014 forward.

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

Dividends and Distributions Payable

The dividends and distributions payable at June 30, 2019 represents dividends payable to common shareholders (90,553,484 shares) and distributions payable to noncontrolling interests unitholders of the Operating Partnership (9,853,074 common units and 1,949,601 vested and unvested LTIP units), for all such holders of record as of July 2, 2019 with respect to the second quarter 2019. The second quarter 2019 common stock dividends and unit distributions of $0.20 per common share (total of $18.1 million), common unit (total of $2.0 million) and LTIP unit (total of $0.4 million) were approved by the General Partner’s Board of Directors on June 12, 2019 and paid on July 12, 2019.

The dividends and distributions payable at December 31, 2018 represents dividends payable to common shareholders (90,320,408 shares) and distributions payable to noncontrolling interests unitholders of the Operating Partnership (10,174,285 common units and 1,762,170 LTIP units) for all such holders of record as of January 3, 2019 with respect to the fourth quarter 2018. The fourth quarter 2018 common stock dividends and unit distributions of $0.20 per common share (total of $18.1 million), common unit (total of $2.0 million) and LTIP unit (total of $0.4 million) were approved by the General Partner’s Board of Directors on December 11, 2018 and paid on January 11, 2019.

Costs Incurred For Stock Issuances

Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Company recorded stock compensation expense of $2,191,000 and $657,000 for the three months ended June 30, 2019 and 2018, respectively, and $4,071,000 and $3,189,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Fair Value Hierarchy

The standard Fair Value Measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy:

•Level 1: Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•Level 2: Quoted prices for identical assets and liabilities in markets that are inactive, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals and

•Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). The guidance introduces a new model for estimating credit losses for certain types of financial instruments, including trade and lease receivables, loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

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

3.    RECENT TRANSACTIONS

Acquisitions

The Company acquired the following rental properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the six months ended June 30, 2019 (dollars in thousands):

				Rentable
Acquisition			# of	Square Feet/	Acquisition
Date	Property Address	Location	Bldgs.	Apartment Units	Cost
02/06/19	99 Wood Avenue (a)	Iselin, New Jersey	1	271,988	$61,858
04/01/19	Soho Lofts Apartments (a)	Jersey City, New Jersey	1	377	264,578

Total Acquisitions			2		$326,436

(a)	This acquisition was funded using funds available with the Company's qualified intermediary and through borrowing under the Company's unsecured revolving credit facility.

The purchase prices were allocated to the net assets acquired, as follows (in thousands):

	99 Wood Avenue		Soho Lofts Apartments		Total
Land and leasehold interest	$9,261		$27,601		$36,862
Buildings and improvements and other assets	45,576		231,663		277,239
Above market lease values	431	(a)	-		431
In-place lease values	8,264	(a)	5,480	(b)	13,744
	63,532		264,744		328,276
Less: Below market lease values	(1,674)	(a)	(166)	(b)	(1,840)
Net assets recorded upon acquisition	$61,858		$264,578		$326,436

(a) Above market, in-place and below market lease values are being amortized over a weighted-average term of 4.3 years.
(b) In-place and below market lease values are being amortized over a weighted term of 0.8 years.

On May 10, 2019, the Company completed the acquisition of three unimproved land parcels (“107 Morgan”) located in Jersey City, New Jersey for approximately $67.2 million. The 107 Morgan acquisition was funded using funds available with the Company’s qualified intermediary from prior property sales proceeds, and through borrowing under the Company’s unsecured revolving credit facility. The Company’s mortgage receivable of $46.1 million with the seller was repaid in full to the Company at closing.

On June 28, 2019, the Company signed an agreement to acquire Liberty Towers, a 648-unit multi-family rental property located in Jersey City, New Jersey, for approximately $409 million, subject to certain conditions. The acquisition is expected to be completed in late 2019, using sales proceeds from the completion of future planned dispositions.

Consolidation

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent preferred controlling interest for $77.5 million in cash. The property was subject to a mortgage loan that had a principal balance of $74.7 million. The acquisition was funded primarily using available cash. Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan collateralized by the property in the amount of $117 million, which bears interest at 4.2 percent and matures in August 2026. The Company received $43.3 million in distribution from the loan proceeds which was used to acquire the equity partner’s 50 percent interest. As the result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest. In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE. As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates). As a result, the Company recorded a gain on change of control of interests of $13.8 million (a non-cash item) in the six months ended June 30, 2019, in which the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4. Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $15.3 million and the noncontrolling interest’s fair value of $13.7 million. See Note 9: Mortgages, Loans Payable and Other Obligations.

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

Dispositions

The Company disposed of the following office and multi-family properties during the six months ended June 30, 2019 (dollars in thousands):

								Realized
								Gains
				Rentable		Net	Net	(losses)/
Disposition			# of	Square		Sales	Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet		Proceeds	Value	Losses, net
01/11/19	721 Route 202-206 South (a)	Bridgewater, New Jersey	1	192,741		$5,651	$5,410	$241
01/16/19	Park Square Apartments (b)	Rahway, New Jersey	1	159	units	34,045	34,032	13
01/22/19	2115 Linwood Avenue	Fort Lee, New Jersey	1	68,000		15,197	7,433	7,764
02/27/19	201 Littleton Road (c)	Morris Plains, New Jersey	1	88,369		4,842	4,937	(95)
03/13/19	320 & 321 University Avenue	Newark, New Jersey	2	147,406		25,552	18,456	7,096
03/29/19	Flex portfolio (d)	New York and Connecticut	56	3,148,512		470,348	214,758	255,590
06/18/19	650 From Road (e)	Paramus, New Jersey	1	348,510		37,801	40,046	(2,245)

Totals			63	3,993,538		$593,436	$325,072	$268,364

(a)	The Company recorded a valuation allowance of $9.3 million on this property during the year ended December 31, 2018.
(b)	The Company recorded a valuation allowance of $6.3 million on this property during the year ended December 31, 2018.
(c)	The Company recorded a valuation allowance of $3.6 million on this property during the year ended December 31, 2018.
(d)

301,638 Common Units were redeemed by the Company at fair market value of $6.6 million as purchase consideration received for two of the properties disposed of in this transaction, which was a non-cash portion of this sales transaction. The Company used the net cash received at closing to repay approximately $119.9 million of borrowings under the unsecured revolving credit facility and to repay $90 million of its $350 million unsecured term loan. The Company also utilized $217.4 million of these proceeds on April 1, 2019 to acquire a 377-unit multi-family property located in Jersey City, New Jersey.

(e)	The Company recorded a valuation allowance of $0.9 million on this property during the year ended December 31, 2018.

On April 30, 2019, the Company disposed of developable land holding located in Malden, Massachusetts for net sales proceeds of approximately $685,000. The Company recorded a gain of approximately $270,000 on the disposition. The net sales proceeds were held by a qualified intermediary at June 30, 2019 for future reinvestment in real estate.

Impairments

As part of its ongoing portfolio assessment process, the Company made the decision in the second quarter 2019 to pursue selling a 317,040 square foot office property located in Parsippany, New Jersey. The Company evaluated the recoverability of the carrying value of this property and determined that due to the shortening of the expected period of ownership, it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded a valuation impairment charge of $5.8 million at June 30, 2019.

The Company owns two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties. During the fourth quarter 2018, the Company made the decision to pursue selling the land parcels as opposed to development. Due to the shortening of the expected periods of ownership, the Company determined that it was necessary to reduce the carrying value of the land parcels to their estimated fair value and recorded land impairments charges of $24.6 million at December 31, 2018. As a result of its periodic evaluation of the recoverability of the carrying value, the Company recorded an additional land impairment charge of $2.5 million at June 30, 2019.

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Original Investment Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). The Original Investment Agreement provided for RRT to contribute property to RRLP in exchange for common units of limited partnership interests in RRLP (the “Common Units”) and for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests in RRLP (the “Preferred Units”). The initial closing under the Original Investment Agreement occurred on March 10, 2017 for $150 million of Preferred Units and the parties agreed that the Company’s contributed equity value (“RRT Contributed Equity Value”), was $1.23 billion at closing. During the year ended December 31, 2018, a total additional amount of $105 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement. During the three months ended March 31, 2019, a total additional amount of $45 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement, which brought the Preferred Units to the full balance of $300 million. In addition, certain contributions of property to RRLP by RRT subsequent to the execution of the Original Investment Agreement resulted in RRT being issued approximately $46 million of Preferred Units and Common Units in RRLP prior to June 26, 2019.

On June 26, 2019, the Company, RRT, RRLP, certain other affiliates of the Company and Rockpoint entered into an additional preferred equity investment agreement (the “Add On Investment Agreement”). The closing under the Add On Investment Agreement occurred on June 28, 2019. Pursuant to the Add On Investment Agreement, Rockpoint invested an additional $100 million in Preferred Units and RRT agreed to contribute to RRLP two additional properties located in Jersey City, New Jersey. The Company used the $100 million in proceeds received to repay outstanding borrowings under its unsecured revolving credit facility and other debt by June 30, 2019. In addition, Rockpoint has a right of first refusal to invest another $100 million in Preferred Units in the event RRT determines that RRLP requires additional capital prior to March 1, 2023 and, subject thereto, RRLP may issue up to approximately $154 million in Preferred Units to RRT or an affiliate so long as at the time of such funding RRT determines in good faith that RRLP has a valid business purpose to use such proceeds. See Note 14: Redeemable Noncontrolling Interests for additional information about the Add On Investment Agreement and the related transactions with Rockpoint.

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

Unconsolidated Joint Venture Activity

On February 28, 2019, the Company sold its interest in the Red Bank Corporate Plaza joint venture which owns an operating property located in Red Bank, New Jersey for a sales price of $4.2 million, and realized a gain on the sale of the unconsolidated joint venture of $0.9 million.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2019, the Company had an aggregate investment of approximately $216 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties. As of June 30, 2019, the unconsolidated joint ventures owned: two office properties aggregating approximately 0.2 million square feet, seven multi-family properties totaling 2,611 apartments units, two retail properties aggregating approximately 81,700 square feet, a 351-room hotel, a development project for up to approximately 360 apartments units; and interests and/or rights to developable land parcels able to accommodate up to 3,738 apartments units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of June 30, 2019, such debt had a total borrowing capacity of up to $317.1 million of which the Company agreed to guarantee up to $35.8 million. As of June 30, 2019, the outstanding balance of such debt totaled $211.2 million of which $25.2 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.5 million and $0.6 million for such services in the three months ended June 30, 2019 and 2018, respectively. The Company had $0.2 million in accounts receivable due from its unconsolidated joint ventures as of both June 30, 2019 and December 31, 2018.

Included in the Company’s investments in unconsolidated joint ventures as of June 30, 2019 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs. The Company’s aggregate investment in these VIEs was approximately $119.7 million as of June 30, 2019. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $155.5 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $35.8 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of June 30, 2019 and December 31, 2018 (dollars in thousands):

						Property Debt
	Number of		Company's	Carrying Value		As of June 30, 2019
	Apartment Units		Effective	June 30,	December 31,		Maturity	Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2019	2018	Balance	Date	Rate
Multi-family
Metropolitan at 40 Park (b) (c)	189	units	25.00%	$7,481	$7,679	$54,802	(d)	(d)
RiverTrace at Port Imperial	316	units	22.50%	7,732	8,112	82,000	11/10/26	3.21%
Crystal House (e)	825	units	25.00%	28,738	29,570	161,171	04/01/20	3.17%
PI North - Riverwalk C	360	units	40.00%	35,314	27,175	6,051	12/06/21	L+2.75%	(f)
Marbella II (g)	311	units	24.27%	-	15,414	-	-	-
Riverpark at Harrison	141	units	45.00%	1,075	1,272	29,541	08/01/25	3.70%
Station House	378	units	50.00%	36,581	37,675	97,692	07/01/33	4.82%
Urby at Harborside (h)	762	units	85.00%	82,018	85,317	192,000	08/01/29	5.197%
PI North -Land (i)	836	potential units	20.00%	1,678	1,678	-	-	-
Liberty Landing	850	potential units	50.00%	337	337	-	-	-
Hillsborough 206	160,000	sf	50.00%	1,962	1,962	-	-	-
Office
Red Bank (j)	92,878	sf	50.00%	-	3,127	-	-	-
12 Vreeland Road	139,750	sf	50.00%	7,176	7,019	7,091	07/01/23	2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,471	3,442	3,703	11/01/23	4.76%
Other
Riverwalk Retail (b)	30,745	sf	20.00%	1,497	1,539	-	-	-
Hyatt Regency Jersey City	351	rooms	50.00%	-	112	100,000	10/01/26	3.668%
Other (k)				897	1,320	-	-	-
Totals:				$215,957	$232,750	$734,051

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
(b)

The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.

(c)

Through the joint venture, the Company also owns a 25 percent interest in a 50,973 square feet retail building ("Shops at 40 Park") and a 50 percent interest in a 59-unit, five story multi-family rental property ("Lofts at 40 Park").

(d)

Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $35,590, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +2.25%, matures in September 2019; (iii) a construction loan with a maximum borrowing amount of $13,950 for the Lofts at 40 Park with a balance of $13,145, which bears interest at LIBOR plus 250 basis points and matures in February 2020.

(e)	Included in this is the Company's unconsolidated 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.
(f)	The venture has a construction loan with a maximum borrowing amount of $112,000.
(g)

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired the majority equity partner’s 50 percent preferred and controlling interest in the venture for $77.5 million in cash and the Company consolidated the asset. See Note 3: Recent Transactions - Consolidation. The acquisition was funded primarily using available cash and proceeds from the refinancing. Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan in the amount of $117 million.

(h)	The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.
(i)	The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.
(j)	On February 28, 2019, the Company sold its 50 percent interest to its partner and recorded a gain of $0.9 million.
(k)

The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Entity / Property Name	2019	2018	2019	2018
Multi-family
Marbella	$-	$93	$-	$184
Metropolitan at 40 Park	(121)	(156)	(198)	(231)
RiverTrace at Port Imperial	52	45	90	89
Crystal House	(184)	(263)	(409)	(425)
PI North - Riverwalk C / Land	(62)	(37)	(132)	(37)
Marbella II (b)	-	8	(15)	30
Riverpark at Harrison	(65)	(85)	(125)	(148)
Station House	(538)	(484)	(1,094)	(912)
Urby at Harborside	(290)	(574)	(749)	1,147	(c)
Liberty Landing	-	-	-	-
Hillsborough 206	-	-	-	15
Office
Red Bank (d)	-	(55)	8	(128)
12 Vreeland Road	112	(21)	157	38
Offices at Crystal Lake	(16)	(6)	29	20
Other
Riverwalk Retail	(21)	(20)	(42)	(45)
Hyatt Regency Jersey City	1,000	1,226	1,638	1,536
Other	45	277	73	387
Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$(88)	$(52)	$(769)	$1,520

(a)

Amounts are net of amortization of basis differences of $156 and $289 for the three months ended June 30, 2019 and 2018, respectively, and $328 and $579 for the six months ended June 30, 2019 and 2018, respectively.

(b)

On January 31, 2019, the Company acquired one of its equity partner's 50 percent interest and as a result, increased its ownership from 24.27 percent subordinated interest to 74.27 percent controlling interest. See Note 3: Recent Transactions - Consolidation.

(c)

Includes $2.6 million of the Company's share of the venture's income from its first annual sale of an economic tax credit certificate from the State of New Jersey to a third party. The venture has an agreement with a third party to sell it the tax credits over the next nine years for $3 million per year for a total of $27 million. The sales are subject to the venture obtaining the tax credits from the State of New Jersey and transferring the credit certificates each year.

(d)	On February 28, 2019, the Company sold its 50 percent interest to its partner and realized a gain of $0.9 million.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	June 30,	December 31,
(dollars in thousands)	2019	2018
Deferred leasing costs	$146,066	$173,822
Deferred financing costs - unsecured revolving credit facility (a)	5,328	5,356
	151,394	179,178
Accumulated amortization	(55,803)	(71,326)
Deferred charges, net	95,591	107,852
Notes receivable (b)	1,917	47,409
In-place lease values, related intangibles and other assets, net	91,653	89,860
Goodwill (c)	2,945	2,945
Right of use assets (d)	22,452	-
Prepaid expenses and other assets, net (e)	44,105	107,168

Total deferred charges, goodwill and other assets, net	$258,663	$355,234

(a)Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of June 30, 2019 and December 31, 2018, respectively: a mortgage receivable with a balance of zero and $45.2 million (acquired in August 2017) which bore interest at 5.85 percent and was repaid in May 2019 in connection with the acquisition of 107 Morgan; and an interest-free note receivable with a net present value of $2.0 million and $2.2 million which matures in April 2023. The Company believes this balance is fully collectible.

(c)All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(d)Balance recorded starting in 2019, pursuant to the Company’s adoption of ASU 2016-02 (Topic 842). This amount has a corresponding liability of $23.7 million, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Ground Lease agreements for further details.

(e)Includes as of June 30, 2019 and December 31, 2018, $0.7 million and $49.2 million, respectively, of proceeds from property sales held by a qualified intermediary. The Company utilized the proceeds as of December 31, 2018 on acquisitions completed during the six months ended June 30, 2019.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of June 30, 2019, the Company had outstanding interest rate swaps with a combined notional value of $425 million that were designated as cash flow hedges of interest rate risk. During the six months ending June 30, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During March 2019, in connection with a partial paydown of the Company’s outstanding term loan, the Company terminated interest rate swaps with an aggregate notional amount of $90 million.  During June 2019, in connection with a partial paydown of the Company’s outstanding term loan, the Company terminated interest rate swaps with an aggregate notional amount of $160 million. This resulted in the Company accelerating the reclassification of gains from other comprehensive income to earnings as a result of the hedged forecasted transactions no longer being probable to occur, amounting to $0.5 million and $1.8 million for the three and six months ended June 30, 2019, respectively.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company recorded no ineffectiveness gain or loss during the three and six months ended June 30, 2019 and recorded ineffectiveness loss of $100,000 and $174,000 during the three and six months ended June 30, 2018, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1.1 million will be reclassified as a decrease to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value
Asset Derivatives designated	June 30,	December 31,
as hedging instruments	2019	2018	Balance sheet location
Interest rate swaps	$1,099	$10,175	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the six months ending June 30, 2019 and 2018 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Reclassification for Forecasted Transactions No Longer Probable of Occurring)		Total Amount of Interest Expense presented in the consolidated statements
Three months ended June 30,	2019	2018		2019	2018		2019	2018	2019	2018

Interest rate swaps	$(2,812)	$2,428	Interest expense	$1,297	$640	Interest and other	$515	$(100)	$(23,515)	$(18,999)
						investment income (loss)

Six months ended June 30,

Interest rate swaps	$(4,413)	$7,654	Interest expense	$2,868	$720	Interest and other	$1,794	$(174)	$(48,289)	$(39,074)
						investment income (loss)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of June 30, 2019, the Company did not have derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements. As of June 30, 2019, the Company has not posted any collateral related to these agreements.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	June 30,	December 31,
	2019	2018
Security deposits	$6,844	$10,257
Escrow and other reserve funds	11,048	9,664

Total restricted cash	$17,892	$19,921

7.     SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

	June 30,	December 31,	Effective
	2019	2018	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(2,504)	(2,838)
Unamortized deferred financing costs	(1,597)	(1,848)

Total senior unsecured notes, net	$570,899	$570,314

(1)Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets. The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of June 30, 2019.

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

The terms of the 2017 Credit Facility include: (1) a four year term ending in January 2021, with two six month extension options; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P, or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio.

After electing to use the defined leverage ratio to determine the interest rate, the interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the current borrowing capacity, payable quarterly in arrears, on the 2017 Credit Facility are currently based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base	Facility Fee
Total Leverage Ratio	Above LIBOR	Rate Loans	Basis Points
<45%	125.0	25.0	20.0
≥45% and <50% (current ratio)	130.0	30.0	25.0
≥50% and <55%	135.0	35.0	30.0
≥55%	160.0	60.0	35.0

Prior to the election to use the defined leverage ratio option, the interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the current borrowing capacity, payable quarterly in arrears, on the 2017 Credit Facility were based upon the Operating Partnership’s unsecured debt ratings, as follows:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
Operating Partnership's	Applicable	Above LIBOR for
Unsecured Debt Ratings:	Basis Points	Alternate Base	Facility Fee
Higher of S&P or Moody's	Above LIBOR	Rate Loans	Basis Points
No ratings or less than BBB-/Baa3	155.0	55.0	30.0
BBB- or Baa3 (interest rate based on Company's election through March 5, 2018)	120.0	20.0	25.0
BBB or Baa2	100.0	0.0	20.0
BBB+ or Baa1	90.0	0.0	15.0
A- or A3 or higher	87.5	0.0	12.5

The terms of the 2017 Term Loan include: (1) a three year term ending in January 2020, with two one year extension options; (2) multiple draws of the term loan commitments may be made within 12 months of the effective date of the 2017 Credit Agreement up to an aggregate principal amount of $325 million (subject to increase as discussed below), with no requirement to be drawn in full; provided, that, if the Company does not borrow at least 50 percent of the initial term commitment from the term lenders (i.e. 50 percent of $325 million) on or before July 25, 2017, the amount of unused term loan commitments shall be reduced on such date so that, after giving effect to such reduction, the amount of unused term loan commitments is not greater than the outstanding term loans on such date; (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a term commitment fee on any unused term loan commitment during the first 12 months after the effective date of the 2017 Credit Agreement at a rate of 0.25 percent per annum on the sum of the average daily unused portion of the aggregate term loan commitments.

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

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Term Loan is currently based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base Rate
Total Leverage Ratio	above LIBOR	Loans
<45%	145.0	45.0
≥45% and <50% (current ratio)	155.0	55.0
≥50% and <55%	165.0	65.0
≥55%	195.0	95.0

Prior to the election to use the defined leverage ratio option, the interest rate on the 2017 Term Loan was based upon the Operating Partnership's unsecured debt ratings, as follows:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
Operating Partnership's	Applicable	Above LIBOR for
Unsecured Debt Ratings:	Basis Points	Alternate Base Rate
Higher of S&P or Moody's	Above LIBOR	Loans
No ratings or less than BBB-/Baa3	185.0	85.0
BBB- or Baa3 (interest rate based on Company's election through March 5, 2018)	140.0	40.0
BBB or Baa2	115.0	15.0
BBB+ or Baa1	100.0	0.0
A- or A3 or higher	90.0	0.0

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

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which matures in January 2019 with two one year extension options. On January 7, 2019, the Company exercised the first one-year extension option with the payment of an extension fee of $0.5 million, which extended the maturity of the 2016 Term Loan to January 2020. The interest rate for the term loan is based on the Operating Partnership’s unsecured debt ratings, or, at the Company's option, a defined leverage ratio. Effective March 6, 2018, the Company elected to determine its interest rate under the 2016 Term Loan using the defined leverage ratio option, resulting in an interest rate of LIBOR plus 155 basis points. The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.28 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay $200 million senior unsecured notes that matured on January 15, 2016.

On March 29, 2019, the Company prepaid $90 million on the 2016 Term Loan (using a portion of the cash sales proceeds from the Flex portfolio sale completed on that date) and recorded a gain of $1.3 million due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment. On June 24, 2019, the Company prepaid $160 million on the 2016 Term Loan (primarily using the proceeds from a mortgage loan financing obtained on the recently acquired Soho Lofts Apartments) and recorded an additional gain of $0.6 million due to the early termination of part of the interest rate swap arrangements as a result of the debt prepayment.

After electing to use the defined leverage ratio to determine interest rate, the interest rate under the 2016 Term Loan is currently based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145.0
≥45% and <50% (current ratio)	155.0
≥50% and <55%	165.0
≥55%	195.0

Prior to the election to use the defined interest leverage ratio option, the interest rate on the 2016 Term Loan was based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership's	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points
Higher of S&P or Moody's	Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (interest rate based on Company's election through March 5, 2018)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

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

Each of the 2017 Credit Agreement Amendment and the 2016 Term Loan Amendment was effective as of June 30, 2018 and provided for the following material amendments to the terms of both the 2017 Credit Agreement and 2016 Term Loan:

1.The unsecured debt ratio covenant has been modified with respect to the measurement of the unencumbered collateral pool of assets in the calculation of such ratio for the period commencing July 1, 2018 and continuing until December 31, 2019 to allow the Operating Partnership to utilize the “as-is” appraised value of the properties known as ‘Harborside Plaza I’ and ‘Harborside Plaza V’ properties located in Jersey City, NJ in such calculation; and

2.A new covenant has been added that prohibits the Company from making any optional or voluntary payment, repayment, repurchase or redemption of any unsecured indebtedness of the Company (or any subsidiaries) that matures after January 25, 2022, at any time when any of the Total Leverage Ratio or the unsecured debt ratio covenants exceeds 60 percent (all as defined in the 2017 Credit Agreement and the 2016 Term Loan) or an appraisal is being used to determine the value of Harborside Plaza I and Harborside Plaza V for the unsecured debt ratio covenant.

All other terms and conditions of the 2017 Credit Agreement and the 2016 Term Loan remain unchanged.

The Company was in compliance with its debt covenants under its unsecured revolving credit facility and term loans as of June 30, 2019.

As of June 30, 2019 and December 31, 2018, the Company’s unsecured credit facility and term loans totaled $424.2 million and $790.9 million, respectively, comprised of: no outstanding borrowings under its unsecured revolving credit facility, $99.7 million from the 2016 Term Loan (net of unamortized deferred financing costs of $0.3 million) and $324.5 million from the 2017 Term Loan (net of unamortized deferred financing costs of $0.5 million) as of June 30, 2019; and $117 million of outstanding borrowings under its unsecured revolving credit facility, $350.0 million from the 2016 Term Loan and $323.9 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.7 million) as of December 31, 2018.

9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of June 30, 2019, 19 of the Company’s properties, with a total carrying value of approximately $2.2 billion are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of June 30, 2019.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

		Effective	June 30,	December 31,
Property/Project Name	Lender	Rate (a)	2019	2018	Maturity
Park Square (b)	Wells Fargo Bank N.A.	LIBOR+1.87%	$-	$25,167	-
250 Johnson (c)	M&T Bank	LIBOR+2.35%	42,000	41,769	08/01/19
Port Imperial 4/5 Hotel (d)	Fifth Third Bank & Santander	LIBOR+4.50%	56,636	73,350	10/06/19
Worcester (e)	Citizens Bank	LIBOR+2.50%	57,883	56,892	12/10/19
Monaco (f)	The Northwestern Mutual Life Insurance Co.	3.15%	167,561	168,370	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	3,968	4,000	12/01/21
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Alterra I & II	Capital One/FreddieMac	3.85%	100,000	100,000	02/01/24
The Chase at Overlook Ridge	New York Community Bank	3.74%	135,750	135,750	01/01/25
Portside 5/6	New York Life Insurance Company	4.56%	97,000	97,000	03/10/26
Marbella	New York Life Insurance Company	4.17%	131,000	131,000	08/10/26
Marbella II (g)	New York Life Insurance Company	4.29%	117,000	-	08/10/26
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Short Hills Portfolio (h)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Port Imperial South 11	The Northwestern Mutual Life Insurance Co.	4.52%	100,000	100,000	01/10/29
Soho Lofts (i)	New York Community Bank	3.77%	160,000	-	07/01/29
Riverwatch Commons (i)	New York Community Bank	3.79%	30,000	-	07/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.85%	32,600	32,600	12/01/29

Principal balance outstanding			1,705,896	1,440,396
Unamortized deferred financing costs			(13,333)	(8,998)

Total mortgages, loans payable and other obligations, net			$1,692,563	$1,431,398

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On January 16, 2019, the loan was repaid using proceeds from the disposition of Park Square.
(c)

This construction loan has a maximum borrowing capacity of $42 million. On July 29, 2019, the Company repaid the construction loan from the proceeds of a $43 million permanent mortgage that matures on August 1, 2024.

(d)

This construction loan has a maximum borrowing capacity of $94 million and provides, subject to certain conditions, two one year extension options with a fee of 20 basis points for each year. On June 28, 2019, the Company paid down the loan by $30 million using proceeds from the June 28, 2019 Rockpoint transaction. See Note 12: Commitments and Contingencies - Construction Projects.

(e)	This construction loan has a maximum borrowing capacity of $58 million and provides, subject to certain conditions, two one year extension options with a fee of 15 basis points each year.
(f)

This mortgage loan, which includes unamortized fair value adjustment of $2.6 million as of June 30, 2019, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers.

(g)

On January 31, 2019, the Company acquired the majority equity partner's 50 percent interest. Concurrently with the closing, the joint venture repaid in full the property's $74.7 million mortgage loan and obtained a new loan in the amount of $117 million.

(h)	This mortgage loan was obtained by the Company in March 2017 to partially fund the acquisition of the Short Hills/Madison portfolio.
(i)	Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2019 and 2018 was $54,630,000 and $41,354,000, respectively. Interest capitalized by the Company for the six months ended June 30, 2019 and 2018 was $9,458,000 and $14,296,000, respectively (which amounts included $627,000 and $348,000 for the six months ended June 30, 2019 and 2018, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of June 30, 2019, the Company’s total indebtedness of $2,705,896,000 (weighted average interest rate of 3.93 percent) was comprised of $156,519,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 5.60 percent) and fixed rate debt and other obligations of $2,549,377,000 (weighted average rate of 3.83 percent).

As of December 31, 2018, the Company’s total indebtedness of $2,807,396,000 (weighted average interest rate of 3.89 percent) was comprised of $314,177,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.90 percent) and fixed rate debt and other obligations of $2,493,219,000 (weighted average rate of 3.76 percent).

10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2019 and 2018 was $189,000 and $225,000, respectively, and $508,000 and $498,000 for the six months ended June 30, 2019 and 2018, respectively.

11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2019 and December 31, 2018. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2019 and December 31, 2018.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,638,850,000 and $2,711,712,000 as compared to the book value of approximately $2,687,642,000 and $2,792,651,000 as of June 30, 2019 and December 31, 2018, respectively. The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

As part of its ongoing portfolio assessment process, the Company made the decision to pursue selling a 317,040 square foot office property located in Parsippany, New Jersey. The Company evaluated the recoverability of the carrying value of this property and determined that due to the shortening of the expected periods of ownership, it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded a valuation impairment charge of $5.8 million at June 30, 2019.

The Company owns two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties. During the fourth quarter 2018, the Company made the decision to pursue selling the land parcels as opposed to development. Due to the shortening of the expected period of ownership, the Company determined that it was necessary to reduce the carrying value of the land parcels to their estimated fair value and recorded land impairments charges of $24.6 million at December 31, 2018. As a result of its periodic evaluation of the recoverability of the carrying value, the Company recorded an additional land impairment charge of $2.5 million at June 30, 2019.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

12.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $49.5 million. The PILOT totaled $270,000 and $270,000 for the three months ended June 30, 2019 and 2018, respectively, and $540,000 and $540,000 for the six months ended June 30, 2019 and 2018, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $170.9 million. The PILOT totaled $1.1 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $2.2 and $2.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein. The PILOT totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022. The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration. The PILOT totaled $352,000 and $352,000 for the three months ended June 30, 2019 and 2018, respectively, and $703,000 and $703,000 for the six months ended June 30, 2019 and 2018, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues, as defined. The PILOT totaled $0.7 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein. The PILOT totaled $0.7 million for the period from acquisition (January 31, 2019) through June 30, 2019.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2019 and December 31, 2018, are as follows (dollars in thousands):

As of June 30, 2019
Year	Amount
July 1 through December 31, 2019	$875
2020	1,750
2021	1,750
2022	1,750
2023	1,756
2024 through 2098	157,870
Total lease payments	165,751
Less: imputed interest	(142,016)

Total	$23,735

As of December 31, 2018
Year	Amount
2019	$2,470
2020	2,491
2021	2,491
2022	2,491
2023	2,491
2024 through 2098	210,117

Total	$222,551

Ground lease expense incurred by the Company amounted to $640,000 and $550,000 during the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $22.5 million at June 30, 2019 for five ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 5.637 percent to 7.618 percent for the remaining ground lease terms ranging from 6.25 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel (164 keys Residence Inn and 208 keys Marriott Envue) in Weehawken, New Jersey. The Company acquired the remaining 10 percent interest in the joint venture on March 26, 2019. The Residence Inn opened at the end of 2018 and the Marriott Envue opened in July 2019. The construction of the project is estimated to cost $159.4 million, with construction costs of $155.9 million incurred by the venture through June 30, 2019 and the remaining project costs are expected to be funded from a $94 million construction loan.

The Company is developing a 313-unit multi-family project known as Building 8/9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $52.5 million have been incurred through June 30, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $50.9 million of construction costs, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge in Malden, Massachusetts, which began construction in third quarter 2018. The construction project, which is estimated to cost $99.9 million, of which $36.2 million have been incurred through June 30, 2019, is expected to be ready for occupancy in third quarter 2020. The Company is expected to fund $37.9 million of construction costs, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

The Company is developing a 198-unit multi-family project at 233 Canoe Brook – Apartments located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.6 million, of which $32.8 million have been incurred through June 30, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company is expected to fund $35.6 million of the construction costs, and the remaining construction costs are expected to be funded primarily from $64 million in future construction financing.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $470.5 million, of which $85.4 million have been incurred through June 30, 2019, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $170.5 million of the construction costs, and the remaining construction costs are expected to be funded primarily from $300 million in future construction financing.

EXECUTIVE EMPLOYMENT AGREEMENTS

On March 13, 2019, the General Partner entered into a new executive employment agreement, dated as of March 13, 2019 (the “DeMarco Employment Agreement”), with Michael J. DeMarco, the Company’s Chief Executive Officer, effective as of January 1, 2019. The DeMarco Employment Agreement replaces Mr. DeMarco’s previous employment agreement with the Company, the term of which expired on December 31, 2018, and is effective as of January 1, 2019. The Employment Agreement has been approved by the Board of Directors of the General Partner. Pursuant to the DeMarco Employment Agreement, Mr. DeMarco will serve as the Chief Executive Officer of the Company, until December 31, 2022 (the “Term”), unless Mr. DeMarco’s employment is earlier terminated in accordance with the DeMarco Employment Agreement. Pursuant to the DeMarco Employment Agreement, Mr. DeMarco will be entitled to the following compensation and benefits:

•an annual base salary of $800,000 (which is the same amount as Mr. DeMarco’s base salary for 2018), subject to potential annual merit increases (but not decreases);

•a threshold bonus opportunity of 75% of Mr. DeMarco’s then current annual base salary, a target annual bonus opportunity of 150% of his then current annual base salary, and a maximum bonus opportunity of 250% of his then current annual base salary, to be determined based on attainment of performance criteria for each fiscal year to be determined by the Board of Directors or the Compensation Committee; and

•the grant of 625,000 AO LTIP Units of limited partnership interests in the Operating Partnership (the “AO LTIP Units”),which have the terms and conditions set forth in the AO LTIP award agreement and shall vest based on satisfaction of certain conditions relating to the closing price of shares of the Common Stock. See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty LP’s Partners’ Capital – AO LTIP Units.

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

Pursuant to the DeBari Employment Agreement, Mr. DeBari will be entitled to the following compensation and benefits:

•an annual base salary of $450,000, subject to potential annual merit increases (but not decreases); and

•an annual cash bonus opportunity to be based on performance goals to be established annually by the Compensation Committee.

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

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director), and the Cali Group (which includes John R. Cali, a former director). As of June 30, 2019, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 28 of the Company’s properties, as well as certain land and development projects, with an aggregate carrying value of approximately $1.7 billion, are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

As of June 30, 2019
Year	Amount
July 1 through December 31, 2019	$143,385
2020	274,893
2021	257,258
2022	239,094
2023	207,024
2024 and thereafter	935,973

Total	$2,057,627

As of December 31, 2018
Year	Amount
2019	$314,708
2020	306,559
2021	284,120
2022	258,076
2023	220,533
2024 and thereafter	923,061

Total	$2,307,057

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

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Original Investment Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). The Original Investment Agreement provided for RRT to contribute property to RRLP in exchange for common units of limited partnership interests in RRLP (the “Common Units”) and for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests in RRLP (the “Preferred Units”). The initial closing under the Original Investment Agreement occurred on March 10, 2017 for $150 million of Preferred Units and the parties agreed that the Company’s contributed equity value (“RRT Contributed Equity Value”), was $1.23 billion at closing. During the year ended December 31, 2018, a total additional amount of $105 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement. During the three months ended March 31, 2019, a total additional amount of $45 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement, which brought the Preferred Units to the full balance of $300 million. In addition, certain contributions of property to RRLP by RRT subsequent to the execution of the Original Investment Agreement resulted in RRT being issued approximately $46 million of Preferred Units and Common Units in RRLP prior to June 26, 2019.

On June 26, 2019, the Company, RRT, RRLP, certain other affiliates of the Company and Rockpoint entered into an additional preferred equity investment agreement (the “Add On Investment Agreement”). The closing under the Add On Investment Agreement occurred on June 28, 2019. Pursuant to the Add On Investment Agreement, Rockpoint invested an additional $100 million in Preferred Units and RRT agreed to contribute to RRLP two additional properties located in Jersey City, New Jersey. In addition, Rockpoint has a right of first refusal to invest another $100 million in Preferred Units in the event RRT determines that RRLP requires additional capital prior to March 1, 2023 and, subject thereto, RRLP may issue up to approximately $154 million in Preferred Units to RRT or an affiliate so long as at the time of such funding RRT determines in good faith that RRLP has a valid business purpose to use such proceeds. Included in general and administrative expenses for the three and six months ended June 30, 2019 were $371,000 in fees associated with the modifications of the Original Investment Agreement, which were made upon signing of the Add On Investment Agreement.

Under the terms of the new transaction with Rockpoint, the cash flow from operations of RRLP will be distributable to Rockpoint and RRT as follows:

•first, to provide a 6% annual return to Rockpoint and RRT on their capital invested in Preferred Units (the “Preferred Base Return”);

•second, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a 6% annual return (the “RRT Base Return”) on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future; and

•third, pro rata to Rockpoint and RRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at June 30, 2019, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units).

RRLP’s cash flow from capital events will generally be distributable by RRLP to Rockpoint and RRT as follows:

•first, to Rockpoint and RRT to the extent there is any unpaid, accrued Preferred Base Return;

•second, as a return of capital to Rockpoint and to RRT in respect of Preferred Units;

•third, 95.36% to RRT and 4.64% to Rockpoint until RRT has received the RRT Base Return in respect of Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future;

•fourth, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a return of capital based on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to the capital of RRLP in the future;

•fifth, pro rata to Rockpoint and RRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at June 30, 2019, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units); and

•sixth, to Rockpoint and RRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to RRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at June 30, 2019, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to RRT in respect of Preferred Units and 87.728% to RRT in respect of Common Units).

In general, RRLP may not sell its properties in taxable transactions, although it may engage in tax-deferred like-kind exchanges of properties or it may proceed in another manner designed to avoid the recognition of gain for tax purposes.

In connection with the Add On Investment Agreement, on June 26, 2019, RRT increased the size of its board of trustees from six to seven persons, with five trustees being designated by the Company and two trustees being designated by Rockpoint.

In addition, as was the case under the Original Investment Agreement, RRT and RRLP are required to obtain Rockpoint’s consent with respect to:

•debt financings in excess of a 65% loan-to-value ratio;

•corporate level financings that are pari-passu or senior to the Preferred Units;

•new investment opportunities to the extent the opportunity requires an equity capitalization in excess of 10% of RRLP’s NAV;

•new investment opportunities located in a Metropolitan Statistical Area where RRLP owns no property as of the previous quarter;

•declaration of bankruptcy of RRT;

•transactions between RRT and the Company, subject to certain limited exceptions;

•any equity granted or equity incentive plan adopted by RRLP or any of its subsidiaries; and

•certain matters relating to the Credit Enhancement Note (as defined below) between the Company and RRLP (other than ordinary course borrowings or repayments thereunder).

Under a Discretionary Demand Promissory Note (the “Credit Enhancement Note”), the Company may provide periodic cash advances to RRLP. The Credit Enhancement Note provides for an interest rate equal to the London Inter-Bank Offered Rate plus fifty (50) basis points above the applicable interest rate under the Company’s unsecured revolving credit facility. The maximum aggregate principal amount of advances at any one time outstanding under the Credit Enhancement Note is limited to $50 million, an increase of $25 million from the prior transaction.

RRT and RRLP also have agreed, as was the case under the Original Investment Agreement, to register the Preferred Units under certain circumstances in the future in the event RRT or RRLP becomes a publicly traded company.

During the period commencing on June 28, 2019 and ending on March 1, 2023 (the “Lockout Period”), Rockpoint’s interest in the Preferred Units cannot be redeemed or repurchased, except in connection with (a) a sale of all or substantially all of RRLP or a sale of a majority of the then-outstanding interests in RRLP, in each case, which sale is not approved by Rockpoint, or (b) a spin-out or initial public offering of common stock of RRT, or distributions of RRT equity interests by the Company or its affiliates to shareholders or their respective parent interestholders (an acquisition pursuant clauses (a) or (b) above, an “Early Purchase”). RRT has the right to acquire Rockpoint’s interest in the Preferred Units in connection with an Early Purchase for a purchase price generally equal to (i) the amount that Rockpoint would receive upon the sale of the assets of RRLP for fair market value and a distribution of the net sale proceeds in accordance with (A) the capital event distribution priorities discussed above (in the case of certain Rockpoint Preferred Holders) and (B) the distribution priorities applicable in the case of a liquidation of RRLP (in the case of the other Rockpoint Preferred Holder), plus (ii) a make whole premium (such purchase price, the “Purchase Payment”). The make whole premium is an amount equal to (i) $173.5 million until December 28, 2020, or $198.5 million thereafter, less distributions theretofore made to Rockpoint with respect to its Preferred Base Return or any deficiency therein, plus (ii) $1.5 million less certain other distributions theretofore made to Rockpoint.

The fair market value of RRLP’s assets is determined by a third party appraisal of the net asset value (“NAV”) of RRLP and the fair market value of RRLP’s assets, to be completed within ninety (90) calendar days of March 1, 2023 and annually thereafter.

After the Lockout Period, either RRT may acquire from Rockpoint, or Rockpoint may sell to RRT, all, but not less than all, of Rockpoint’s interest in the Preferred Units (each, a “Put/Call Event”) for a purchase price equal to the Purchase Payment (determined without regard to the make whole premium and any related tax allocations). An acquisition of Rockpoint’s interest in the Preferred Units pursuant to a Put/Call Event is generally required to be structured as a purchase of the common equity in the applicable Rockpoint entities holding direct or indirect interests in the Preferred Units. Subject to certain exceptions, Rockpoint also has a right of first offer and a participation right with respect to other common equity interests of RRLP or any subsidiary of RRLP that may be offered for sale by RRLP or its subsidiaries from time to time. Upon a Put/Call Event, other than in the event of a sale of RRLP, Rockpoint may elect to convert all, but not less than all, of its Preferred Units to Common Units in RRLP.

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of June 30, 2019. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $488 million as of June 30, 2019.

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

The following table sets forth the changes in Redeemable noncontrolling interests for the three months ended June 30, 2019 and 2018, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at April 1, 2019	$52,324	$326,871	$379,195
Redeemable Noncontrolling Interests Issued (net of new
issuance costs of $1.5 million)	-	98,517	98,517
Net	52,324	425,388	477,712
Income Attributed to Noncontrolling Interests	455	4,551	5,006
Distributions	(455)	(4,551)	(5,006)
Redemption Value Adjustment (including value adjustment
attributable to Add On Investment Agreement)	-	18,660	18,660
Balance at June 30, 2019	$52,324	$444,048	$496,372

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at April 1, 2018	$52,324	$173,002	$225,326
Redeemable Noncontrolling Interests Issued	-	55,000	55,000
Net	52,324	228,002	280,326
Income Attributed to Noncontrolling Interests	455	2,534	2,989
Distributions	(455)	(2,534)	(2,989)
Redemption Value Adjustment	-	3,889	3,889
Balance at June 30, 2018	$52,324	$231,891	$284,215

The following table sets forth the changes in Redeemable noncontrolling interests for the six months ended June 30, 2019 and 2018, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2019	$52,324	$278,135	$330,459
Redeemable Noncontrolling Interests Issued (net of new
issuance costs of $1.5 million)	-	143,517	143,517
Net	52,324	421,652	473,976
Income Attributed to Noncontrolling Interests	910	8,763	9,673
Distributions	(910)	(8,763)	(9,673)
Redemption Value Adjustment (including value adjustment
attributable to Add On Investment Agreement)	-	22,396	22,396
Redeemable noncontrolling interests as of June 30, 2019	$52,324	$444,048	$496,372

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2018	$52,324	$159,884	$212,208
Redeemable Noncontrolling Interests Issued	-	65,000	65,000
Net	52,324	224,884	277,208
Income Attributed to Noncontrolling Interests	910	4,878	5,788
Distributions	(910)	(4,878)	(5,788)
Redemption Value Adjustment	-	7,007	7,007
Redeemable noncontrolling interests as of June 30, 2018	$52,324	$231,891	$284,215

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

The following table reflects the activity of the General Partner capital for the three and six months ended June 30, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Opening Balance	$1,704,018	$1,508,091	$1,486,658	$1,476,295
Net income (loss)	(22,054)	(1,251)	222,441	41,785
Common stock distributions	(18,111)	(18,053)	(36,176)	(36,080)
Redeemable noncontrolling interests	(16,759)	(3,379)	(19,911)	(6,133)
Change in noncontrolling interests in consolidated
joint ventures	-	-	(1,958)	-
Redemption of common units for common stock	623	51	705	3,741
Redemption of common units	-	-	(1,665)	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	11	(82)	21	(54)
Directors' deferred compensation plan	27	126	157	251
Stock Compensation	218	434	483	951
Cancellation of restricted shares	-	(583)	-	(583)
Cancellation of unvested LTIP units	-	-	2,819	-
Other comprehensive income (loss)	(4,164)	1,606	(8,202)	6,227
Rebalancing of ownership percent between parent and
subsidiaries	1,778	287	215	847
Balance at June 30	$1,645,587	$1,487,247	$1,645,587	$1,487,247

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”). The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of June 30, 2019, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million. Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

On June 5, 2015, in connection with employment agreements entered into with each of Messrs. Rudin and DeMarco (together, the “Executive Employment Agreements”), the Company granted options to purchase a total of 800,000 shares of the General Partner’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the General Partner’s common stock on the grant date of $17.31 per share, with 400,000 of such options vesting in three equal annual installments commencing on the first anniversary of the grant date (“Time Vesting Options”) and fully vesting on June 5, 2018, and 400,000 of such options vesting if the General Partner’s common stock traded at or above $25.00 per share for 30 consecutive trading days while the executive is employed

(“Price Vesting Options”), or on or before June 30, 2019, subject to certain conditions. The Price Vesting Options vested on July 5, 2016 on account of the price vesting condition being achieved.

Information regarding the Company’s stock option plans is summarized below for the three months ended June 30, 2019 and 2018, respectively:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at April 1, 2019	800,000	$17.31	$3,912
Granted, Lapsed or Cancelled	-	-
Outstanding at June 30, 2019 ($17.31)	800,000	$17.31	$4,784
Options exercisable at June 30, 2019	800,000
Available for grant at June 30, 2019	750,000

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at April 1, 2018	800,000	$17.31	$-
Granted, Lapsed or Cancelled	-	-
Outstanding at June 30, 2018 ($17.31)	800,000	$17.31	$2,376
Options exercisable at June 30, 2018	800,000
Available for grant at June 30, 2018	1,488,356

Information regarding the Company’s stock option plans is summarized below for the six months ended June 30, 2019 and 2018, respectively.

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2019	800,000	$17.31	$1,824
Granted, Lapsed or Cancelled	-	-
Outstanding at June 30, 2019 ($17.31)	800,000	$17.31	$4,784
Options exercisable at June 30, 2019	800,000
Available for grant at June 30, 2019	750,000

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2018	800,000	$17.31	$3,400
Granted, Lapsed or Cancelled	-	-
Outstanding at June 30, 2018 ($17.31)	800,000	$17.31	$2,376
Options exercisable at June 30, 2018	800,000
Available for grant at June 30, 2018	1,488,356

There were no stock options exercised under any stock option plans for the six months ended June 30, 2019 and 2018, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of June 30, 2019 and December 31, 2018, the stock options outstanding had a weighted average remaining contractual life of approximately 5.9 and 6.4 years, respectively.

The Company recognized stock options expense of zero and $77,000 for the three months ended June 30, 2019 and 2018, respectively, and zero and $193,000 for the six months ended June 30, 2019 and 2018, respectively.

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

The weighted average fair value of the AO LTIP Units granted during the six months ended June 30, 2019 was $3.98 per AO LTIP Unit. The fair value of each AO LTIP Unit grant is estimated on the date of grant using the Monte Carlo method. The following weighted average assumptions are included in the Company’s fair value calculations of AO LTIP Units granted during the six months ended June 30, 2019:

AO LTIP
Units
Expected life (in years)	5.5 - 6.0
Risk-free interest rate	2.6%
Volatility	29.0%
Dividend yield	3.5%

As of June 30, 2019, the Company had $2.3 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 3.7 years. The Company recognized AO LTIP unit expense of $155,000 and $187,000 for the three and six months ended June 30, 2019, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven year vesting period, of which 26,136 unvested shares were legally outstanding at June 30, 2019. Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

On June 5, 2015, in connection with the new executive employment agreements signed at that time, the Company granted a total of 37,550.54 Restricted Stock Awards, which were valued in accordance with ASC 718 – Stock Compensation, at their fair value. These awards vested equally over a three year period on each annual anniversary date of the grant date.

All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan.

Information regarding the Restricted Stock Awards grant activity is summarized below for the three months ended June 30, 2019 and 2018, respectively:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at April 1, 2019	66,321	$22.38
Vested	(40,185)	20.16
Outstanding at June 30, 2019	26,136	$25.80

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at April 1, 2018	74,413	$24.87
Granted	40,185	20.16
Vested	(42,469)	24.17
Cancelled	(968)	25.83
Outstanding at June 30, 2018	71,161	$22.63

Information regarding the Restricted Stock Awards grant activity is summarized below for the six months ended June 30, 2019 and 2018, respectively:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2019	67,289	$22.43
Vested	(41,153)	20.29
Outstanding at June 30, 2019	26,136	$25.80

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2018	108,318	$25.49
Granted	40,185	20.16
Vested	(72,502)	25.33
Cancelled	(4,840)	25.83
Outstanding at June 30, 2018	71,161	$22.63

As of June 30, 2019, the Company had $56,000 of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 0.3 years.

PERFORMANCE SHARE UNITS

On June 5, 2015, in connection with the Executive Employment Agreements, the Company granted a total of 112,651.64 performance share units (“PSUs”) which was to vest from 0 to 150 percent of the number of PSUs granted based on the Company’s total shareholder return relative to a peer group of equity office REITs over a three year performance period starting from the grant date, each PSU evidencing the right to receive a share of the General Partner’s common stock upon vesting. The PSUs were also entitled to the payment of dividend equivalents in respect of vested PSUs in the form of additional PSUs. The PSUs were valued in accordance with ASC 718,

Compensation - Stock Compensation, at their fair value on the grant date, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied. The PSUs vested at 100 percent on June 5, 2018 based on the calculation of the achievement of the Company’s total shareholder return, for which shares of the General Partner’s common stock were issued under the 2013 Plan.

As of June 30, 2019, the Company had no unrecognized compensation cost as there are no unvested PSUs outstanding under the Company’s stock compensation plans.

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

The 2016 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period from March 8, 2016 through March 7, 2019. Participants in the 2016 OPP would only earn the full awards if, over the three year performance period, the Company achieves a 50 percent absolute total stockholder return (“TSR”) and if the Company is in the 75th percentile of performance versus the NAREIT Office Index. As the targets for vesting were not achieved, the 2016 PBV LTIP Units did not vest and were forfeited.

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

The 2017 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three-year performance period from April 4, 2017 through April 3, 2020. Participants in the 2017 OPP will only earn the full awards if, over the three year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company is in the 75th percentile of performance as compared to the NAREIT office index.

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

The 2018 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period from April 20, 2018 through April 19, 2021. Participants in the 2018 OPP will only earn the full awards if, over the three year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company’s TSR is in the 75th percentile of performance as compared to the office REITs in the NAREIT index.

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

The 2019 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period from March 22, 2019 through March 21, 2022. Participants of performance-based awards in the 2019 OPP will only earn the full awards if, over the three-year performance period, the Company achieves a thirty-six percent (36%) absolute total stockholder return (“TSR”) and if the Company’s TSR is in the 75th percentile of performance as compared to the office REITs in the NAREIT index.

LTIP Units will remain subject to forfeiture depending on the extent that the 2017 LTIP Awards, 2018 LTIP Awards and 2019 LTIP Awards vest. The number of LTIP Units to be issued initially to recipients of the 2017 PBV LTIP Awards, 2018 PBV LTIP Awards and 2019 PBV LTIP Awards is the maximum number of LTIP Units that may be earned under the awards. The number of LTIP Units that actually vest for each award recipient will be determined at the end of the performance measurement period. TSR for the Company and for the Index over the three-year measurement period and other circumstances will determine how many LTIP Units vest for each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

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

As a result of targets for vesting not being achieved or management and other personnel changes during the six months ended June 30, 2019, the employees forfeited and cancelled 354,422 2016 LTIP Awards, 1,792 2017 LTIP Awards and 3,540 2018 LTIP Awards. As of June 30, 2019, a total of 11,155 2016 PBV LTIP Units, 79,266 2016 TBV LTIP Units, 390,654 2017 PBV LTIP Units, 80,434 2017 TBV LTIP Units, 629,252 2018 PBV LTIP Units, 193,217 2018 TBV LTIP Units, 392,476 2019 PBV LTIP Units and 173,147 2019 TBV LTIP Units, net of LTIP Units forfeited and cancelled, were outstanding. The LTIP Units were valued in accordance with ASC 718 – Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of June 30, 2019, the Company had $15.9 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS

The Amended and Restated Deferred Compensation Plan for Directors, which commenced January 1, 1999, allows non-employee directors of the Company to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors’ termination of service from the Board of Directors or a change in control of the Company, as defined in the plan. Pursuant to the termination of service of five directors from the Board of Directors on June 12, 2019, the Company converted 193,949 stock units into shares of common stock. Deferred stock units are credited to each director quarterly using the closing price of the Company’s common stock on the applicable dividend record date for the respective quarter. Each participating director’s account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During the three months ended June 30, 2019 and 2018, respectively, 1,173 and 6,168 deferred stock units were earned. During the six months ended June 30, 2019 and 2018, 7,043 and 13,587 deferred stock units were earned, respectively. As of June 30, 2019, March 31, 2019 and December 31, 2018, there were 55,003, 243,085 and 236,383 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period. Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three and six months ended June 30, 2019 and 2018 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPS	2019	2018	2019	2018
Net income (loss)	$(20,329)	$1,501	$255,265	$52,189
Add (deduct): Noncontrolling interests in consolidated joint ventures	847	95	2,095	125
Add (deduct): Noncontrolling interests in Operating Partnership	2,434	142	(25,246)	(4,741)
Add (deduct): Redeemable noncontrolling interests	(5,006)	(2,989)	(9,673)	(5,788)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(16,759)	(3,379)	(19,911)	(6,133)
Net income (loss) available to common shareholders for basic earnings per share	$(38,813)	$(4,630)	$202,530	$35,652

Weighted average common shares	90,533	90,330	90,516	90,297

Basic EPS:
Net income (loss) available to common shareholders	$(0.43)	$(0.05)	$2.24	$0.39

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPS	2019	2018	2019	2018
Net income (loss) available to common shareholders for basic earnings per share	$(38,813)	$(4,630)	$202,530	$35,652
Add (deduct): Noncontrolling interests in Operating Partnership	(2,434)	(142)	25,246	4,741
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(1,850)	(384)	(2,207)	(697)
Net income (loss) available for diluted earnings per share	$(43,097)	$(5,156)	$225,569	$39,696

Weighted average common shares	100,523	100,598	100,825	100,607

Diluted EPS:
Net income (loss) available to common shareholders	$(0.43)	$(0.05)	$2.24	$0.39

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic EPS shares	90,533	90,330	90,516	90,297
Add: Operating Partnership – common and vested LTIP units	9,990	10,268	10,115	10,255
Restricted Stock Awards	-	-	26	-
Stock Options	-	-	168	55
Diluted EPS Shares	100,523	100,598	100,825	100,607

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in the three months ended June 30, 2019 and in the three months and six months ended June 30, 2018 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the three months ended June 30, 2019 and 2018 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of June 30, 2019 and June 30, 2018 were 1,826,331 and 1,795,747 LTIP Units, respectively. Unvested restricted stock outstanding as of June 30, 2019 and 2018 were 26,136 and 71,161 shares, respectively. Unvested AO LTIP Units outstanding as of June 30, 2019 and 2018 were 625,000 and zero, respectively.

Dividends declared per common share for each of the three month periods ended June 30, 2019 and 2018 was $0.20 per share. Dividends declared per common share for each of the six month periods ended June 30, 2019 and 2018 was $0.40 per share.

Mack-Cali Realty, L.P.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPU	2019	2018	2019	2018
Net income (loss)	$(20,329)	$1,501	$255,265	$52,189
Add (deduct): Noncontrolling interests in consolidated joint ventures	847	95	2,095	125
Add (deduct): Redeemable noncontrolling interests	(5,006)	(2,989)	(9,673)	(5,788)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(18,609)	(3,763)	(22,118)	(6,830)
Net income (loss) available to common unitholders for basic earnings per unit	$(43,097)	$(5,156)	$225,569	$39,696

Weighted average common units	100,523	100,598	100,631	100,552

Basic EPU:
Net income (loss) available to common unitholders for basic earnings per unit	$(0.43)	$(0.05)	$2.24	$0.39

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPU	2019	2018	2019	2018
Net income (loss) available to common unitholders for diluted earnings per unit	$(43,097)	$(5,156)	$225,569	$39,696

Weighted average common unit	100,523	100,598	100,825	100,607

Diluted EPU:
Net income (loss) available to common unitholders	$(0.43)	$(0.05)	$2.24	$0.39

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic EPU units	100,523	100,598	100,631	100,552
Add: Restricted Stock Awards	-	-	26	-
Add: Stock Options	-	-	168	55
Diluted EPU Units	100,523	100,598	100,825	100,607

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in the three months ended June 30, 2019 and in the three months and six months ended June 30, 2018 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the three months ended June 30, 2019 and 2018 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested LTIP Units outstanding as of June 30, 2019 and June 30, 2018 were 1,826,331 and 1,795,747 LTIP Units, respectively. Unvested restricted stock outstanding as of June 30, 2019 and 2018 were 26,136 and 71,161 shares, respectively. Unvested AO LTIP Units outstanding as of June 30, 2019 and 2018 were 625,000 and zero, respectively.

Distributions declared per common unit for each of the three month periods ended June 30, 2019 and 2018 was $0.20 per unit. Distributions declared per common unit for each of the six month periods ended June 30, 2019 and 2018 was $0.40 per share.

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

The following table reflects the activity of noncontrolling interests for the three and six months ended June 30, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Opening Balance	$239,149	$192,820	$210,523	$192,428
Net income	1,725	2,752	32,824	10,404
Unit distributions	(2,361)	(2,136)	(4,057)	(4,396)
Redeemable noncontrolling interests	(6,856)	(3,373)	(11,880)	(6,485)
Change in noncontrolling interests in consolidated joint ventures	(308)	51	9,110	51
Redemption of common units for common stock	(623)	(51)	(705)	(3,741)
Redemption of common units	-	-	(4,965)	-
Stock compensation	1,973	223	3,588	2,238
Cancellation of restricted shares	-	(112)	-	(289)
Cancellation of unvested LTIP units	-	-	(2,889)	-
Other comprehensive income (loss)	(460)	182	(873)	706
Rebalancing of ownership percentage between parent and subsidiaries	(1,778)	(287)	(215)	(847)
Balance at June 30	$230,461	$190,069	$230,461	$190,069

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2019, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.2 million as of June 30, 2019.

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

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 4, 2017, the Company granted 2017 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 20, 2018, the Company granted 2018 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On March 22, 2019, the Company granted 2019 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. All of the 2016 LTIP Awards, 2017 LTIP Awards, 2018 LTIP Awards and 2019 LTIP Awards are in the form of units in the Operating Partnership. See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital – Long-Term Incentive Plan Awards.

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

AO LTIP Units (Appreciation-Only LTIP Units)

On March 13, 2019, the Company granted 625,000 AO LTIP Units to Mr. DeMarco pursuant to an AO long-term incentive plan award agreement. See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital – AO LTIP Units (Appreciation-Only LTIP Units).

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the Common Units and LTIP Units in the Operating Partnership for the three months ended June 30, 2019 and 2018, respectively.

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Outstanding at April 1, 2019	10,009,355	1,826,331
Redemption of common units for shares of common stock	(33,011)	-
Conversion of LTIP units for common units	9,220	-
Vested LTIP units	(9,220)	-
Outstanding at June 30, 2019	9,976,344	1,826,331

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Outstanding at April 1, 2018	10,269,204	1,145,772
Redemption of common units for shares of common stock	(3,061)	-
Issuance of LTIP units	-	864,024
Cancellation of units	-	(214,049)
Outstanding at June 30, 2018	10,266,143	1,795,747

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the Common Units and LTIP Units in the Operating Partnership for the six months ended June 30, 2019 and 2018, respectively.

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2019	10,229,349	1,707,106
Issuance of LTIP units	-	565,623
Redemption of common units for shares of common stock	(38,011)	-
Redemption of common units	(301,638)	-
Conversion of vested LTIP units to common units	18,438	-
Vested LTIP units	68,206	(86,644)
Cancellation of unvested LTIP units	-	(359,754)

Balance at June 30, 2019	9,976,344	1,826,331

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2018	10,438,855	1,230,877
Issuance of LTIP units	-	864,024
Redemption of common units for shares of common stock	(227,776)	-
Vested LTIP units	55,064	(55,064)
Cancellation of units	-	(244,090)

Balance at June 30, 2018	10,266,143	1,795,747

Noncontrolling Interests Ownership in Operating Partnership

As of June 30, 2019 and December 31, 2018, the noncontrolling interests common unitholders owned 9.9 percent and 10.2 percent of the Operating Partnership, respectively.

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

17.    SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio. The Company’s multi-family services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the six months ended June 30, 2019 and 2018. The Company had no long lived assets in foreign locations as of June 30, 2019 and December 31, 2018. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services).

Selected results of operations for the three and six months ended June 30, 2019 and 2018 and selected asset information as of June 30, 2019 and December 31, 2018 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
June 30, 2019	$85,372	$44,708	$381	$130,461
June 30, 2018	101,792	24,781	16	126,589
Six months ended:
June 30, 2019	183,432	81,067	211	264,710
June 30, 2018	216,978	48,640	(62)	265,556

Total operating and
interest expenses (a):
Three months ended:
June 30, 2019	$35,435	$22,429	$36,298	$94,162
June 30, 2018	43,116	16,194	25,323	84,633
Six months ended:
June 30, 2019	77,377	43,618	67,208	188,203
June 30, 2018	97,097	32,291	51,696	181,084

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
June 30, 2019	$512	$(600)	$-	$(88)
June 30, 2018	909	(961)	-	(52)
Six months ended:
June 30, 2019	1,233	(2,002)	-	(769)
June 30, 2018	769	751	-	1,520

Net operating income (loss) (b):
Three months ended:
June 30, 2019	$50,449	$21,679	$(35,917)	$36,211
June 30, 2018	59,585	7,626	(25,307)	41,904
Six months ended:
June 30, 2019	107,288	35,447	(66,997)	75,738
June 30, 2018	120,650	17,100	(51,758)	85,992

Total assets:
June 30, 2019	$2,369,831	$2,898,154	$59,727	$5,327,712
December 31, 2018	2,687,178	2,260,497	112,969	5,060,644

Total long-lived assets (c):
June 30, 2019	$2,133,587	$2,600,683	$33,762	$4,768,032
December 31, 2018	2,413,696	1,973,826	33,157	4,420,679

Total investments in
unconsolidated joint ventures:
June 30, 2019	$10,646	$204,921	$390	$215,957
December 31, 2018	13,699	218,771	280	232,750

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

(b)Net operating income represents total revenues less total operating and interest expenses (as defined and classified in Note “a”), plus equity in earnings (loss) of unconsolidated joint ventures, for the period.

(c)Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and goodwill.

(d)Segment assets and operations were owned through a consolidated variable interest entity commencing in February 2018, and which also includes the Company’s consolidated hotel operations.

(e)Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense), as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net operating income	$36,211	$41,904	$75,738	$85,992
Add (deduct):
Depreciation and amortization	(49,352)	(41,413)	(97,398)	(82,710)
Property impairments	(5,802)	-	(5,802)	-
Land impairments	(2,499)	-	(2,499)	-
Gain on change of control of interests	-	-	13,790	-
Realized gains (losses) and unrealized losses on disposition of
rental property, net	255	1,010	268,364	59,196
Gain on disposition of developable land	270	-	270	-
Gain on sale of investment in unconsolidated joint venture	-	-	903	-
Gain (loss) from extinguishment of debt, net	588	-	1,899	(10,289)
Net income (loss)	(20,329)	1,501	255,265	52,189
Noncontrolling interests in consolidated joint ventures	847	95	2,095	125
Noncontrolling interests in Operating Partnership	2,434	142	(25,246)	(4,741)
Redeemable noncontrolling interests	(5,006)	(2,989)	(9,673)	(5,788)
Net income (loss) available to common shareholders	$(22,054)	$(1,251)	$222,441	$41,785

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net operating income	$36,211	$41,904	$75,738	$85,992
Add (deduct):
Depreciation and amortization	(49,352)	(41,413)	(97,398)	(82,710)
Property impairments	(5,802)	-	(5,802)	-
Land impairments	(2,499)	-	(2,499)	-
Gain on change of control of interests	-	-	13,790	-
Realized gains (losses) and unrealized losses on disposition of
rental property, net	255	1,010	268,364	59,196
Gain on disposition of developable land	270	-	270	-
Gain on sale of investment in unconsolidated joint venture	-	-	903	-
Gain (loss) from extinguishment of debt, net	588	-	1,899	(10,289)
Net income (loss)	(20,329)	1,501	255,265	52,189
Noncontrolling interests in consolidated joint ventures	847	95	2,095	125
Redeemable noncontrolling interests	(5,006)	(2,989)	(9,673)	(5,788)
Net income (loss) available to common unitholders	$(24,488)	$(1,393)	$247,687	$46,526

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

Executive Overview

Mack-Cali Realty Corporation, together with its subsidiaries, (collectively, the “General Partner”), including Mack-Cali Realty, L.P. (the “Operating Partnership”), has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the General Partner has been a publicly traded real estate investment trust (“REIT”) since 1994.

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

As of June 30, 2019, the Company owned or had interests in 75 properties (collectively, the “Properties”), consisting of 45 office properties, totaling approximately 11.7 million square feet leased to approximately 400 commercial tenants, 23 multi-family rental properties containing 7,256 apartment units, four parking/retail properties, two hotels and a parcel of land leased to a third party. The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 2.0 million square feet of additional commercial space and approximately 10,000 apartment units.

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

As an owner of real estate, almost all of the Company’s earnings and cash flow are derived from rental revenue received pursuant to leased space at the Properties. Key factors that affect the Company’s business and financial results include the following:

•the general economic climate;

•the occupancy rates of the Properties;

•rental rates on new or renewed leases;

•tenant improvement and leasing costs incurred to obtain and retain tenants;

•the extent of early lease terminations;

•the value of our office properties and the cash flow from the sale of such properties;

•operating expenses;

•anticipated acquisition and development costs for office and multi-family rental properties and the revenues and earnings from these properties;

•cost of capital; and

•the extent of acquisitions, development and sales of real estate, including the execution of the Company’s current strategic initiative.

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

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the lease percentage has declined or stabilized. The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 11.2 million, 11.1 million and 14.6 million square feet at June 30, 2019, March 31, 2019 and June 30, 2018, respectively, was 79.8 percent leased at June 30, 2019 as compared to 80.9 percent leased at March 31, 2019 and 83.2 percent leased at June 30, 2018 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired at June 30, 2019, March 31, 2019 and June 30, 2018 aggregate 18,432, 153,455 and 26,638 square feet, respectively, or 0.2, 1.4 and 0.2 percentage of the net rentable square footage, respectively. Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended June 30, 2019 (on 24,686 square feet of renewals) increased an average of 18.5 percent compared to rates that were in effect under the prior leases, as compared to a 15.3 percent increase during the three months ended June 30, 2018 (on 198,630 square feet of renewals). Estimated lease costs for the renewed leases during the three months ended June 30, 2019 averaged $4.34 per square foot per year for a weighted average lease term of 5.5 years, and estimated lease costs for the renewed leases during the three months ended June 30, 2018 averaged $1.97 per square foot per year for a weighted average lease term of 4.4 years. The Company believes that vacancy rates at its commercial properties have reached a bottom as the majority of the known move-outs at its waterfront portfolio have already occurred, and commercial rental rates may increase in some of its markets in 2019. As of June 30, 2019, commercial leases which comprise approximately 5.0 and 6.1 percent of the Company’s annualized base rent are scheduled to expire during the years ending December 31, 2019 and 2020, respectively. With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If these recent leasing results do not prove to be sustaining through the remainder of 2019, the Company may receive less revenue from the same space.

During 2017, Moody’s downgraded its investment grade rating on the Company’s senior unsecured debt to sub-investment grade and during 2018, Standard & Poor’s lowered its investment grade rating on the Company’s senior unsecured debt to sub-investment grade. Amongst other things, such downgrade would have increased the interest rate on outstanding borrowings under the Company’s current $600 million unsecured revolving credit facility (which was amended in January 2017) from LIBOR plus 120 basis points to LIBOR plus 155 basis points and the annual credit facility fee it pays would have increased from 25 to 30 basis points. Additionally, any such downgrade would have increased the current interest rate on each of the Company’s 2016 Term Loan and 2017 Term Loan from LIBOR plus 140 basis points to LIBOR plus 185 points.  Effective March 6, 2018, the Company elected to utilize the leverage grid pricing available under the unsecured revolving credit facility and both unsecured term loans. This resulted in an interest rate of LIBOR plus 130 basis points for the Company’s unsecured revolving credit facility and 25 basis points for the facility fee and LIBOR plus 155 basis points for both unsecured term loans at the Company’s current total leverage ratio. In addition, a downgrade in its ratings to sub-investment grade would result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•recent transactions;

•critical accounting policies and estimates;

•results from operations for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, and

•liquidity and capital resources.

Recent Transactions

Acquisitions

The Company acquired the following rental properties (which was determined to be an asset acquisition in accordance with ASU 2017-01) during the six months ended June 30, 2019 (dollars in thousands):

				Rentable
Acquisition			# of	Square Feet/	Acquisition
Date	Property Address	Location	Bldgs.	Apartment Units	Cost
02/06/19	99 Wood Avenue (a)	Iselin, New Jersey	1	271,988	$61,858
04/01/19	Soho Lofts Apartments (a)	Jersey City, New Jersey	1	377	264,578

Total Acquisitions			2		$326,436

(a)	This acquisition was funded using funds available with the Company's qualified intermediary and through borrowing under the Company's unsecured revolving credit facility.

On May 10, 2019, the Company completed the acquisition of three unimproved land parcels (“107 Morgan”) located in Jersey City, New Jersey for approximately $67.2 million. The 107 Morgan acquisition was funded using funds available with the Company’s qualified intermediary from prior property sales proceeds, and through borrowing under the Company’s unsecured revolving credit facility. The Company’s mortgage receivable of $46.1 million with the seller was repaid in full to the Company at closing.

On June 28, 2019, the Company signed an agreement to acquire Liberty Towers, a 648-unit multi-family rental property located in Jersey City, New Jersey, for approximately $409 million, subject to certain conditions. The acquisition is expected to be completed in late 2019, using sales proceeds from the completion of future planned dispositions. A copy of the sale, purchase and escrow agreement for the acquisition of Liberty Towers is filed as Exhibit 10.106 to this Quarterly Report on Form 10-Q.

Consolidation

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent preferred controlling interest for $77.5 million in cash. The property was subject to a mortgage loan that had a principal balance of $74.7 million. The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility. Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan collateralized by the property in the amount of $117 million, which bears interest at 4.2 percent and matures in August 2026. The Company received $43.3 million in distribution from the loan proceeds which was used to acquire the equity partner’s 50 percent interest. As the result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest. In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE. As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates). As a result, the Company recorded a gain on change of control of interests of $13.8 million (a non-cash item) in the six months ended June 30, 2019, in which the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4. Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $15.3 million and the noncontrolling interest’s fair value of $13.7 million. See Note 9: Mortgages, Loans Payable and Other Obligations.

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

Dispositions

The Company disposed of the following office and multi-family properties during the six months ended June 30, 2019 (dollars in thousands):

								Realized
								Gains
				Rentable		Net	Net	(losses)/
Disposition			# of	Square		Sales	Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet		Proceeds	Value	Losses, net
01/11/19	721 Route 202-206 South (a)	Bridgewater, New Jersey	1	192,741		$5,651	$5,410	$241
01/16/19	Park Square Apartments (b)	Rahway, New Jersey	1	159	units	34,045	34,032	13
01/22/19	2115 Linwood Avenue	Fort Lee, New Jersey	1	68,000		15,197	7,433	7,764
02/27/19	201 Littleton Road (c)	Morris Plains, New Jersey	1	88,369		4,842	4,937	(95)
03/13/19	320 & 321 University Avenue	Newark, New Jersey	2	147,406		25,552	18,456	7,096
03/29/19	Flex portfolio (d)	New York and Connecticut	56	3,148,512		470,348	214,758	255,590
06/18/19	650 From Road (e)	Paramus, New Jersey	1	348,510		37,801	40,046	(2,245)

Totals			63	3,993,538		$593,436	$325,072	$268,364

(a)	The Company recorded a valuation allowance of $9.3 million on this property during the year ended December 31, 2018.
(b)	The Company recorded a valuation allowance of $6.3 million on this property during the year ended December 31, 2018.
(c)	The Company recorded a valuation allowance of $3.6 million on this property during the year ended December 31, 2018.
(d)

301,638 Common Units were redeemed by the Company at fair market value of $6.6 million as purchase consideration received for two of the properties disposed of in this transaction, which was a non-cash portion of this sales transaction. The Company used the net cash received at closing to repay approximately $119.9 million of borrowings under the unsecured revolving credit facility and to repay $90 million of its $350 million unsecured term loan. The Company also utilized $217.4 million of these proceeds on April 1, 2019 to acquire a 377-unit multi-family property located in Jersey City, New Jersey.

(e)	The Company recorded a valuation allowance of $0.9 million on this property during the year ended December 31, 2018.

On April 30, 2019, the Company disposed of developable land holding located in Malden, Massachusetts for net sales proceeds of approximately $685,000. The Company recorded a gain of approximately $270,000 on the disposition. The net sales proceeds were held by a qualified intermediary at June 30, 2019 for future reinvestment in real estate.

Impairments

As part of its ongoing portfolio assessment process, the Company made the decision in the second quarter 2019 to pursue selling a 317,040 square foot office property located in Parsippany, New Jersey. The Company evaluated the recoverability of the carrying value of this property and determined that due to the shortening of the expected period of ownership, it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded a valuation impairment charge of $5.8 million at June 30, 2019.

The Company owns two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties. During the fourth quarter 2018, the Company made the decision to pursue selling the land parcels as opposed to development. Due to the shortening of the expected periods of ownership, the Company determined that it was necessary to reduce the carrying value of the land parcels to their estimated fair value and recorded land impairments charges of $24.6 million at December 31, 2018. As a result of its periodic evaluation of the recoverability of the carrying value, the Company recorded an additional land impairment charge of $2.5 million at June 30, 2019.

Rockpoint Transaction

On February 27, 2017, the Company, Roseland Residential Trust (“RRT”), the Company’s subsidiary through which the Company conducts its multi-family residential real estate operations, Roseland Residential, L.P. (“RRLP”), the operating partnership through which RRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Original Investment Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). The Original Investment Agreement provided for RRT to contribute property to RRLP in exchange for common units of limited partnership interests in RRLP (the “Common Units”) and for multiple equity investments by Rockpoint in RRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests in RRLP (the “Preferred Units”). The initial closing under the Original Investment Agreement occurred on March 10, 2017 for $150 million of Preferred Units and the parties agreed that the Company’s contributed equity value (“RRT Contributed Equity Value”), was $1.23 billion at closing. During the year ended December 31, 2018, a total additional amount of $105 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement. During the three months ended March 31, 2019, a total additional amount of $45 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement, which brought the Preferred Units to the full balance of $300 million. In addition, certain contributions of property to RRLP by RRT subsequent to the execution of the Original Investment Agreement resulted in RRT being issued approximately $46 million of Preferred Units as well as Common Units in RRLP prior to June 26, 2019.

On June 26, 2019, the Company, RRT, RRLP, certain other affiliates of the Company and Rockpoint entered into an additional preferred equity investment agreement (the “Add On Investment Agreement”). The closing under the Add On Investment Agreement occurred on June 28, 2019. Pursuant to the Add On Investment Agreement, Rockpoint invested an additional $100 million in Preferred Units and RRT agreed to contribute to RRLP two additional properties located in Jersey City, New Jersey. The Company used the $100 million in proceeds received to repay outstanding borrowings under its unsecured revolving credit facility and other debt by June 30, 2019. In addition, Rockpoint has a right of first refusal to invest another $100 million in Preferred Units in the event RRT determines that RRLP requires additional capital prior to March 1, 2023 and, subject thereto, RRLP may issue up to approximately $154 million in Preferred Units to RRT or an affiliate so long as at the time of such funding RRT determines in good faith that RRLP has a valid business purpose to use such proceeds. See Note 14: Redeemable Noncontrolling Interests for additional information about the Add On Investment Agreement and the related transactions with Rockpoint.

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

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Acquisition-related costs were expensed as incurred for all real estate acquisitions classified as business combinations, which were substantially all of our operating property acquisitions through December 31, 2016. The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the six months ended June 30, 2019 and 2018 was $9.5 million and $14.3 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The values of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The values of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships or leases.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the impairment loss shall be measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2019 (“2019”), as compared to the three and six months ended June 30, 2018 (“2018”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2018 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2017, (for the six-month period comparison) excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2018 through June 30, 2019; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2018 through June 30, 2019 (for the three-month period comparison), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2018 through June 30, 2019 (for the six-month period comparison) and (iii) the effect of “Properties Sold”, which represent all properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2018 through June 30, 2019.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Revenue from rental operations and other:
Revenue from leases	$116,784	$113,885	$2,899	2.5%
Parking income	5,563	5,757	(194)	(3.4)
Hotel income	2,094	-	2,094	-
Other income	2,490	2,873	(383)	(13.3)
Total revenues from rental operations	126,931	122,515	4,416	3.6

Property expenses:
Real estate taxes	16,597	17,966	(1,369)	(7.6)
Utilities	7,456	7,555	(99)	(1.3)
Operating services	26,161	22,939	3,222	14.0
Total property expenses	50,214	48,460	1,754	3.6

Non-property revenues:
Real estate services	3,530	4,074	(544)	(13.4)
Total non-property revenues	3,530	4,074	(544)	(13.4)

Non-property expenses:
Real estate services expenses	3,979	4,360	(381)	(8.7)
Leasing personnel costs	542	-	542	-
General and administrative	16,427	13,455	2,972	22.1
Depreciation and amortization	49,352	41,413	7,939	19.2
Property impairments	5,802	-	5,802	-
Land impairments	2,499	-	2,499	-
Total non-property expenses	78,601	59,228	19,373	32.7
Operating income	1,646	18,901	(17,255)	(91.3)
Other (expense) income:
Interest expense	(23,515)	(18,999)	(4,516)	(23.8)
Interest and other investment income (loss)	515	641	(126)	(19.7)
Equity in earnings (loss) of unconsolidated joint ventures	(88)	(52)	(36)	(69.2)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	255	1,010	(755)	(74.8)
Gain on disposition of developable land	270	-	270	-
Gain (loss) from extinguishment of debt, net	588	-	588	-
Total other (expense) income	(21,975)	(17,400)	(4,575)	(26.3)
Net income (loss)	$(20,329)	$1,501	$(21,830)	(1,454.4)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2019 as compared to 2018 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2018 and 2019 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2018 and 2019
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$2,899	2.5%	$1,030	0.9%	$20,319	17.8%	$(18,450)	(16.2)%
Parking income	(194)	(3.4)	(758)	(13.2)	681	11.8	(117)	(2.0)
Hotel income	2,094	-	-	-	2,094	-	-	-
Other income	(383)	(13.3)	(519)	(18.1)	45	1.6	91	3.2
Total	$4,416	3.6%	$(247)	(0.2)%	$23,139	18.9%	$(18,476)	(15.1)%

Property expenses:
Real estate taxes	$(1,369)	(7.6)%	$(1,034)	(5.7)%	$3,149	17.5%	$(3,484)	(19.4)%
Utilities	(99)	(1.3)	505	6.7	607	8.0	(1,211)	(16.0)
Operating services	3,222	14.0	2,248	9.8	3,609	15.7	(2,635)	(11.5)
Total	$1,754	3.6%	$1,719	3.5%	$7,365	15.2%	$(7,330)	(15.1)%

OTHER DATA:
Number of Consolidated Properties	63		53		10		91
Commercial Square feet (in thousands)	11,402		10,883		519		6,326
Multi-family portfolio (number of units)	4,645		2,757		1,888		159

Revenue from leases. Revenue from leases for the Same-Store Properties increased $1.0 million, or 0.9 percent, for 2019 as compared to 2018, due primarily to a $0.60 increase in average office annual rents per square foot to $31.56 for 2019 as compared to $30.96 for 2018, as well as an increase in escalations and recoveries from tenants due to higher property expenses to recover in 2019.

Parking income. Parking income for the Same-Store Properties decreased $0.8 million, or 13.2 percent million, for 2019 as compared to 2018, due primarily to lower parking fees from tenants received in 2019, as a result of higher office property vacancies.

Hotel income. The Company recognized hotel income of $2.1 million in 2019 from a hotel property which commenced operations at the end of 2018.

Other income. Other income for the Same-Store Properties decreased $0.5 million, or 18.1 percent, for 2019 as compared to 2018, due primarily to a decrease in lease breakage fees recognized in 2019 as compared to 2018.

Real estate taxes. Real estate taxes for the Same-Store Properties decreased $1.0 million, or 5.7 percent, for 2019 as compared to 2018, due primarily to lower tax assessment values for the Company’s office properties in Jersey City, New Jersey in 2019.

Utilities. Utilities for the Same-Store Properties increased $0.5 million, or 6.7 percent, for 2019 as compared to 2018, due primarily to increased usage in 2019.

Operating services. Operating services for the Same-Store Properties increased $2.2 million, or 9.8 percent, for 2019 as compared to 2018, due primarily to $1.3 million in costs incurred in 2019 to challenge a new local payroll tax, as well as an increase in repairs and maintenance costs of $0.8 million in 2019 as compared to 2018.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.5 million, or 13.4 percent, for 2019 as compared to 2018, due primarily to decreased third party development and management activity in multi-family services in 2019 as compared to 2018.

Real estate services expense. Real estate services expense decreased $0.4 million, or 8.7 percent, for 2019 as compared to 2018, due primarily to decreased salaries and related expenses from lower third party services activities in 2019.

Leasing personnel costs. Leasing personnel costs of $542,000 were expensed in 2019 while none of these costs were expensed in 2018.

General and administrative. General and administrative expenses increased $3.0 million, or 22.1 percent, in 2019 as compared to 2018, due primarily to costs incurred in 2019 in connection with the contested election of the Board of Directors at the General Partner’s 2019

annual meeting of stockholders, of $4.1 million, as well as capital raise transaction costs in 2019 of $0.4 million, partially offset by lower overhead salaries and related expenses in late 2018 and 2019.

Depreciation and amortization. Depreciation and amortization increased $7.9 million, or 19.2 percent, for 2019 over 2018. This increase was due primarily to an increase of approximately $13.0 million for 2019 as compared to 2018 on the Acquired Properties and an increase of $1.4 million on the Same-Store Properties. This was partially offset by lower depreciation of approximately $6.5 million in 2019 as compared to 2018 for properties sold or removed from service.

Property impairments. In 2019, the Company incurred a $5.8 million valuation impairment charge on a building located in Parsippany, New Jersey. See Note 11: Disclosure of Fair Value of Assets and Liabilities – to the Financial Statements.

Land impairments. In 2019, the Company incurred a valuation impairment charge of $2.5 million on a developable land parcel. See Note 11: Disclosure of Fair Value of Assets and Liabilities – to the Financial Statements

Interest expense. Interest expense increased $4.5 million, or 23.8 percent, for 2019 as compared to 2018. This increase was primarily the result of higher average debt balances in 2019 as compared to 2018, partially offset by a decrease in the average interest rate for the Company’s outstanding debt in 2019 as compared to 2018.

Interest and other investment income. Interest and other investment income decreased $0.1 million, or 19.7 percent for 2019 as compared to 2018, due primarily to lower average notes receivable balances outstanding in 2019 as compared to 2018.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures was relatively unchanged, for 2019 as compared to 2018.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $0.3 million in 2019, as compared to a net gain of $1.0 million in 2018. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on disposition of developable land. In 2019, the Company recorded a gain of $0.3 million on the sale of land holdings located in Malden, Massachusetts. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain(loss) from extinguishment of debt, net. In 2019, the Company recognized a gain from extinguishment of debt of $0.6 million in connection with the early termination of certain interest rate swap agreements, which resulted from the early repayment of $160 million of an unsecured term loan in 2019. See Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans.

Net income (loss). Net income (loss) decreased to a loss of $20.3 million in 2019 from net income of $1.5 million in 2018. The decrease of approximately $21.8 million was due to the factors discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Revenue from rental operations and other:
Revenues from leases	$239,799	$239,578	$221	0.1%
Parking income	10,504	11,084	(580)	(5.2)
Hotel income	2,377	-	2,377	-
Other income	4,658	6,159	(1,501)	(24.4)
Total revenues from rental operations	257,338	256,821	517	0.2

Property expenses:
Real estate taxes	33,674	36,327	(2,653)	(7.3)
Utilities	17,907	20,059	(2,152)	(10.7)
Operating services	51,123	48,557	2,566	5.3
Total property expenses	102,704	104,943	(2,239)	(2.1)

Non-property revenues:
Real estate services	7,372	8,735	(1,363)	(15.6)
Total non-property revenues	7,372	8,735	(1,363)	(15.6)

Non-property expenses:
Real estate services expenses	8,245	9,296	(1,051)	(11.3)
Leasing personnel costs	1,284	-	1,284	-
General and administrative	29,020	29,540	(520)	(1.8)
Depreciation and amortization	97,398	82,710	14,688	17.8
Property impairments	5,802	-	5,802	-
Land impairments	2,499	-	2,499	-
Total non-property expenses	144,248	121,546	22,702	18.7
Operating income	17,758	39,067	(21,309)	(54.5)
Other (expense) income:
Interest expense	(48,289)	(39,074)	(9,215)	(23.6)
Interest and other investment income	1,339	1,769	(430)	(24.3)
Equity in earnings (loss) of unconsolidated joint ventures	(769)	1,520	(2,289)	(150.6)
Gain on change of control of interests	13,790	-	13,790	-
Realized gains (losses) and unrealized losses on disposition
of rental property, net	268,364	59,196	209,168	353.3
Gain on disposition of developable land	270	-	270	-
Gain on sale disposition of developable land	903	-	903	-
Loss from extinguishment of debt, net	1,899	(10,289)	12,188	118.5
Total other (expense) income	237,507	13,122	224,385	1,710.0
Net income (loss)	$255,265	$52,189	$203,076	389.1%

The following is a summary of the changes in revenue from rental operations and property expenses in 2019 as compared to 2018 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2018 and 2109 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2017 and 2018
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$221	0.1%	$(3,642)	(1.5)%	$34,129	14.2%	$(30,266)	(12.6)%
Parking income	(580)	(5.2)	(1,562)	(14.0)	1,432	12.9	(450)	(4.1)
Hotel income	2,377	-	-	-	2,377	-	-	-
Other income	(1,501)	(24.4)	(1,733)	(28.1)	346	5.6	(114)	(1.9)
Total	$517	0.2%	$(6,937)	(2.7)%	$38,284	14.9%	$(30,830)	(12.0)%

Property expenses:
Real estate taxes	$(2,653)	(7.3)%	$(1,411)	(3.8)%	$5,246	14.4%	$(6,488)	(17.9)%
Utilities	(2,152)	(10.7)	(868)	(4.3)	1,445	7.2	(2,729)	(13.6)
Operating services	2,566	5.3	2,026	4.3	6,932	14.2	(6,392)	(13.2)
Total	$(2,239)	(2.1)%	$(253)	(0.2)%	$13,623	13.0%	$(15,609)	(14.9)%

OTHER DATA:
Number of Consolidated Properties	63		53		10		91
Commercial Square feet (in thousands)	11,402		10,883		519		6,326
Multi-family portfolio (number of units)	4,645		2,757		1,888		159

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $3.6 million, or 1.5 percent, for 2019 as compared to 2018, due primarily to a 270 basis point decrease in the average same store percent leased of the commercial portfolio from 83.5 percent in 2018 to 80.8 percent in 2019.

Parking income. Parking income for the Same-Store Properties decreased $1.6 million, or 14.0 percent, for 2019 as compared to 2018, due primarily to lower parking fees from tenants received in 2019, as a result of higher office property vacancies.

Hotel income. The Company recognized hotel income of $2.4 million in 2019 from a hotel property which commenced operations at the end of 2018.

Other income. Other income for the Same-Store Properties decreased $1.7 million, or 28.1 percent, for 2019 as compared to 2018, due primarily to a decrease in lease breakage fees recognized in 2019 as compared to 2018.

Real estate taxes. Real estate taxes for the Same-Store Properties decreased $1.4 million, or 3.8 percent, for 2019 as compared to 2018, due primarily to lower tax assessment values for the Company’s office properties in Jersey City, New Jersey in 2019.

Utilities. Utilities for the Same-Store Properties decreased $0.9 million, or 4.3 percent, for 2019 as compared to 2018, due primarily to lower rates in 2019.

Operating services. Operating services for the Same-Store Properties increased $2.0 million, or 4.3 percent, for 2019 as compared to 2018, due primarily to $1.3 million in costs incurred in connection with challenging a new local payroll tax in 2019, as well as an increase in repairs and maintenance costs of $0.8 million in 2019 as compared to 2018.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.4 million, or 15.6 percent, for 2019 as compared to 2018, due primarily to decreased third party development and management activity in multi-family services in 2019 as compared to 2018.

Real estate services expense. Real estate services expense decreased $1.1 million, or 11.3 percent, for 2019 as compared to 2018, due primarily to decreased salaries and related expenses from lower third party services activities.

Leasing personnel costs. Leasing personnel costs of $1.3 million were expensed in 2019 while none of these costs were expensed in 2018.

General and administrative. General and administrative expenses decreased $0.5 million, or 1.8 percent, in 2019 as compared to 2018, due primarily to a decrease in severance, separation and related costs from management restructurings, which amounted to $1.2 million in 2019, as compared to $6.3 million in 2018 (resulting from the departure of certain of the Company’s executive officers and other management restructuring), as well as lower overhead salaries and related expenses in 2019. This was partially offset by $4.1 million in costs incurred in 2019 in connection with the contested election of the Board of Directors at the General Partner’s 2019 annual meeting of stockholders, as well as capital raise transaction costs in 2019 of $0.4 million.

Depreciation and amortization. Depreciation and amortization increased $14.7 million, or 17.8 percent, for 2019 over 2018. This increase was due primarily to an increase of approximately $22.9 million for 2019 as compared to 2018 on the Acquired Properties and an increase of approximately $1.0 million on the Same-Store Properties. This was partially offset by lower depreciation of $9.2 million in 2019 as compared to 2018 for properties sold or removed from service.

Property impairments. In 2019, the Company incurred a $5.8 million valuation impairment charge on a building located in Parsippany, New Jersey. See Note 11: Disclosure of Fair Value of Assets and Liabilities – to the Financial Statements.

Land impairments. In 2019, the Company incurred a valuation impairment charge of $2.5 million on a developable land parcel. See Note 11: Disclosure of Fair Value of Assets and Liabilities – to the Financial Statements.

Interest expense. Interest expense increased $9.2 million, or 23.6 percent, for 2019 as compared to 2018. This increase was primarily the result of higher average debt balances in 2019 as compared to 2018, as well as a decrease in the average interest rate for the Company’s outstanding debt in 2019 as compared to 2018.

Interest and other investment income. Interest and other investment income decreased $0.4 million, or 24.3 percent for 2019 as compared to 2018, due primarily to lower average notes receivable balances outstanding in 2019 as compared to 2018.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $2.3 million, or 150.6 percent, for 2019 as compared to 2018. The decrease was due primarily to a decrease of $1.9 million for 2019 as compared to 2018 from the Urby at Harborside venture, which resulted from the Company’s share of the sale of economic tax credit earned in 2018 and not in 2019.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $268.4 million in 2019, as compared to a net gain of $59.2 million in 2018. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on disposition of developable land. In 2019, the Company recorded a gain of $0.3 million on the sale of a land holding located in Malden, Massachusetts. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture. The Company recorded a $0.9 million gain on the sale in 2019 of its interests in a joint venture, which owned a property in Red Bank, New Jersey. See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.

Gain(loss) from extinguishment of debt, net. In 2019, the Company recognized a gain from extinguishment of debt of $1.9 million in connection with the early termination of part of interest rate swap agreements, which resulted from the early repayment of $250 million of an unsecured term loan in 2019. See Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans.

Net income (loss). Net income (loss) increased to $255.3 million in 2019 from $52.2 million in 2018. The increase of approximately $203.1 million was due to the factors discussed above, which was primarily as a result of an increase in realized gains on disposition of rental property, net.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Overview

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

Repositioning of the Company’s Portfolio

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

Construction Projects

In 2015, the Company entered into a 90-percent owned joint venture with XS Port Imperial Hotel, LLC to form XS Hotel Urban Renewal Associates LLC, which is developing a 372-key hotel (164 keys Residence Inn and 208 keys Marriott Envue) in Weehawken, New Jersey. The Company acquired the remaining 10 percent interest in the joint venture on March 26, 2019. The Residence Inn opened at the end of 2018 and the Marriott Envue opened in July 2019. The construction of the project is estimated to cost $159.4 million, with construction costs of $155.9 million incurred by the venture through June 30, 2019 and the remaining project costs are expected to be funded from a $94 million construction loan.

The Company is developing a 313-unit multi-family project known as Building 8/9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $52.5 million have been incurred through June 30, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $50.9 million of construction costs, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge in Malden, Massachusetts, which began construction in third quarter 2018. The construction project, which is estimated to cost $99.9 million, of which $36.2 million have been incurred through June 30, 2019, is expected to be ready for occupancy in third quarter 2020. The Company is expected to fund $37.9 million of construction costs, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

The Company is developing a 198-unit multi-family project at 233 Canoe Brook – Apartments located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.6 million, of which $32.8 million have been incurred through June 30, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company is expected to fund $35.6 million of the construction costs, and the remaining construction costs are expected to be funded primarily from $64 million in future construction financing.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $470.5 million, of which $85.4 million have been incurred through June 30, 2019, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $170.5 million of the construction costs, and the remaining construction costs are expected to be funded primarily from $300 million in future construction financing.

REIT Restrictions

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders. Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $72.4 million ($81.9 million, including units in the Operating Partnership held by parties other than the General Partner) on an annualized basis. However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt. If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director), and the Cali Group (which includes John R. Cali, a former director). As of June 30, 2019, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 28 of the Company’s properties, as well as certain land and development projects, with an aggregate carrying value of approximately $1.7 billion, are subject to these conditions.

Unencumbered Properties

As of June 30, 2019, the Company had 43 unencumbered properties with a carrying value of $2.2 billion representing 72.9 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash increased by $29.0 million to $78.5 million at June 30, 2019, compared to $49.6 million at December 31, 2018. This increase is comprised of the following net cash flow items:

(1)	$68.8 million provided by operating activities.

(2)	$23.3 million used in investing activities, consisting primarily of the following:

	(a)	$8.2 million used for investments in unconsolidated joint ventures; plus
	(b)	$545.5 million used for rental property acquisitions and related intangibles; plus
	(c)	$70.6 million used for additions to rental property and improvements; plus
	(d)	$89.1 million used for the development of rental property, other related costs and deposits; minus
	(e)	$636.2 million from proceeds from the sales of rental property; minus
	(f)	$46.3 million received from repayments of notes receivables; minus
	(g)	$3.6 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
	(h)	$4 million received from proceeds from the sale of investments in unconsolidated joint ventures.

(3)	$16.5 million used in financing activities, consisting primarily of the following:

	(a)	$398 million used for repayments of unsecured revolving credit facility; plus
	(b)	$55.2 million used for repayments of mortgages, loans payable and other obligations; plus
	(c)	$49.8 million used for payments of dividends and distributions; plus
	(d)	$0.4 million used for distribution to noncontrolling interests; plus
	(e)	$5.6 million used for payment of finance cost; plus
	(f)	$250 million used for payment of unsecured term loan; plus
	(g)	$5 million used for acquisition of noncontrolling interests; minus
	(h)	$281 million from borrowings under the unsecured revolving credit facility; minus
	(i)	$321.5 million from proceeds received from mortgages and loans payable; minus
	(j)	$145 million from issuance of redeemable noncontrolling interests.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2019:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,000,000	36.96%	3.80%		2.14
Fixed Rate Secured Debt (b)	1,549,377	57.26%	3.85%		6.74
Variable Rate Secured Debt	156,519	5.78%	5.60%		0.28
Variable Rate Unsecured Debt (c)	-	-%	-%		-

Totals/Weighted Average:	$2,705,896	100.00%	3.93%	(b)	4.67
Adjustment for unamortized debt discount	(2,504)
Unamortized deferred financing costs	(15,750)
Total Debt, Net	$2,687,642

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 2.41 percent as of June 30, 2019, plus the applicable spread.

(b)Balance includes two ten-year mortgage loans obtained by the Company which have fixed rates for the first five years only.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $1.9 million for the six months ended June 30, 2019.

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2019 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2019 (b)	$33	$156,519	$156,552	5.60%
2020 (c)	2,903	425,000	427,903	3.42%
2021	3,227	168,800	172,027	3.20%
2022	3,284	300,000	303,284	4.60%
2023	5,157	333,998	339,155	3.53%
Thereafter	25,616	1,278,798	1,304,414	3.95%
Sub-total	40,220	2,663,115	2,703,335	3.93
Adjustment for unamortized debt discount/premium, net
as of June 30, 2019	(2,504)	-	(2,504)
Unamortized mark-to-market	2,561	-	2,561
Unamortized deferred financing costs	(15,750)	-	(15,750)
Totals/Weighted Average	$24,527	$2,663,115	$2,687,642	3.93%	(d)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 2.41 percent as of June 30, 2019, plus the applicable spread.

(b)Includes a $42 million construction loan which was repaid on July 29, 2019 from the proceeds of a permanent mortgage that matures on August 1, 2024.

(c)On January 7, 2019, the Company exercised a one-year extension option on the $350 million term loan scheduled to mature in January 2019, which extended the maturity of the Term Loan to January 2020. On March 29, 2019, the Company prepaid $90 million of this term loan. On June 24, 2019, the Company prepaid $160 million of this term loan.

(d)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $1.9 million for the six months ended June 30, 2019.

Senior Unsecured Notes

The terms of the Company’s senior unsecured notes (which totaled approximately $575.0 million as of June 30, 2019) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Credit Facility is currently based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base	Facility Fee
Total Leverage Ratio	Above LIBOR	Rate Loans	Basis Points
<45%	125.0	25.0	20.0
≥45% and <50% (current ratio)	130.0	30.0	25.0
≥50% and <55%	135.0	35.0	30.0
≥55%	160.0	60.0	35.0

Prior to the election to use the defined leverage ratio option, the interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the current borrowing capacity, payable quarterly in arrears, on the 2017 Credit Facility were based upon the Operating Partnership’s unsecured debt ratings, as follows:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
Operating Partnership's	Applicable	Above LIBOR for
Unsecured Debt Ratings:	Basis Points	Alternate Base	Facility Fee
Higher of S&P or Moody's	Above LIBOR	Rate Loans	Basis Points
No ratings or less than BBB-/Baa3	155.0	55.0	30.0
BBB- or Baa3 (interest rate based on Company's election through March 5, 2018)	120.0	20.0	25.0
BBB or Baa2	100.0	0.0	20.0
BBB+ or Baa1	90.0	0.0	15.0
A- or A3 or higher	87.5	0.0	12.5

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

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Term Loan is currently based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base Rate
Total Leverage Ratio	above LIBOR	Loans
<45%	145.0	45.0
≥45% and <50% (current ratio)	155.0	55.0
≥50% and <55%	165.0	65.0
≥55%	195.0	95.0

Prior to the election to use the defined leverage ratio option, the interest rate on the 2017 Term Loan was based upon the Operating Partnership's unsecured debt ratings, as follows:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
Operating Partnership's	Applicable	Above LIBOR for
Unsecured Debt Ratings:	Basis Points	Alternate Base Rate
Higher of S&P or Moody's	Above LIBOR	Loans
No ratings or less than BBB-/Baa3	185.0	85.0
BBB- or Baa3 (interest rate based on Company's election through March 5, 2018)	140.0	40.0
BBB or Baa2	115.0	15.0
BBB+ or Baa1	100.0	0.0
A- or A3 or higher	90.0	0.0

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

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which matures in January 2019 with two one-year extension options. On January 7, 2019, the Company exercised the first one-year extension option with the payment of an extension fee of $0.5 million, which extended the maturity of the 2016 Term Loan to January 2020. The interest rate for the term loan is based on the Operating Partnership’s unsecured debt ratings, or, at the Company's option, a defined leverage ratio. Effective March 6, 2018, the Company elected to determine its interest rate under the 2016 Term Loan using the defined leverage ratio option, resulting in an interest rate of LIBOR plus 155 basis points. The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay $200 million senior unsecured notes that matured on January 15, 2016.

On March 29, 2019, the Company prepaid $90 million on the 2016 Term Loan (using a portion of the cash sales proceeds from the Flex portfolio sale completed on that date) and recorded a gain of $1.3 million due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment. On June 24, 2019, the Company prepaid $160 million on the 2016 Term Loan (primarily using the proceeds from a mortgage loan financing obtained on the recently acquired Soho Lofts Apartments) and recorded an additional gain of $0.6 million due to the early termination of part of the interest rate swap arrangements as a result of the debt prepayment.

After electing to use the defined leverage ratio to determine interest rate, the interest rate under the 2016 Term Loan is currently based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145.0
≥45% and <50% (current ratio)	155.0
≥50% and <55%	165.0
≥55%	195.0

Prior to the election to use the defined leverage ratio option, the interest rate on the 2016 Term Loan was based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership's	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points
Higher of S&P or Moody's	Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (interest rate based on Company's election through March 5, 2018)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

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

Each of the 2017 Credit Agreement Amendment and the 2016 Term Loan Amendment was effective as of June 30, 2018 and provided for the following material amendments to the terms of both the 2017 Credit Agreement and 2016 Term Loan):

1.The unsecured debt ratio covenant has been modified with respect to the measurement of the unencumbered collateral pool of assets in the calculation of such ratio for the period commencing July 1, 2018 and continuing until December 31, 2019 to allow the Operating Partnership to utilize the “as-is” appraised value of the properties known as ‘Harborside Plaza I’ and ‘Harborside Plaza V’ properties located in Jersey City, NJ in such calculation; and

2.A new covenant has been added that prohibits the Company from making any optional or voluntary payment, repayment, repurchase or redemption of any unsecured indebtedness of the Company (or any subsidiaries) that matures after January 25, 2022, at any time when any of the Total Leverage Ratio or the unsecured debt ratio covenants exceeds 60 percent (all as defined in the 2017 Credit Agreement and the 2016 Term Loan) or an appraisal is being used to determine the value of Harborside Plaza I and Harborside Plaza V for the unsecured debt ratio covenant.

All other terms and conditions of the 2017 Credit Agreement and the 2016 Term Loan remain unchanged.

Mortgages, Loans Payable and Other Obligations

The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loans, or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of August 5, 2019, the Company had outstanding borrowings of $18 million under its unsecured revolving credit facility. The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2019. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the three months ended June 30, 2019 and 2018, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at April 1, 2019	90,325,783	10,009,355	100,335,138
Common units redeemed for common stock	33,011	(33,011)	-
Redemption of common units	-	-	-
Conversion of LTIP units for common units	-	9,220	9,220
Conversion of deferred stock units for common stock	193,949	-	193,949
Vested LTIP units	-	(9,220)	(9,220)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	614	-	614

Outstanding at June 30, 2019	90,553,357	9,976,344	100,529,701

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at April 1, 2018	90,136,278	10,269,204	100,405,482
Restricted stock issued	147,108	-	147,108
Common units redeemed for common stock	3,061	(3,061)	-
Shares issued under Dividend Reinvestment and Stock Purchase Plan	789	-	789
Cancellation of restricted stock	(968)	-	(968)

Outstanding at June 30, 2018	90,286,268	10,266,143	100,552,411

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the six months ended June 30, 2019 and 2018, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2019	90,320,306	10,229,349	100,549,655
Common units redeemed for common stock	38,011	(38,011)	-
Conversion of LTIP units for common units	-	18,438	18,438
Conversion of deferred stock units for common stock	193,949	-	193,949
Vested LTIP units	-	68,206	68,206
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1,091	-	1,091
Redemption of common units	-	(301,638)	(301,638)

Outstanding at June 30, 2019	90,553,357	9,976,344	100,529,701

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2018	89,914,113	10,438,855	100,352,968
Restricted stock issued	147,108	-	147,108
Common units redeemed for common stock	227,776	(227,776)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	2,111	-	2,111
Vested LTIP Units	-	55,064	55,064
Cancellation of restricted shares	(4,840)	-	(4,840)

Outstanding at June 30, 2018	90,286,268	10,266,143	100,552,411

Share/Unit Repurchase Program

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of June 30, 2019, the General Partner has a remaining authorization under the Repurchase Program of $139 million. There were no common stock repurchases in 2018 and through August 5, 2019.

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $0.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of August 5, 2019.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of August 5, 2019.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. Such debt has a total facility amount of $317.1 million of which the Company has agreed to guarantee up to $35.8 million. As of June 30, 2019, the outstanding balance of such debt totaled $211.2 million of which $25.2 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of June 30, 2019:

		Payments Due by Period
		Less than 1		2 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year		Years	Years	Years	Years
Senior unsecured notes	$650,151	$22,163		$344,325	$283,663	$-	$-
Unsecured revolving credit
facility and term loans	433,100	433,100	(a)	-	-	-	-
Mortgages, loans payable
and other obligations (b)	2,003,169	231,072	(c)	286,311	273,638	1,184,835	27,313
Payments in lieu of taxes
(PILOT)	22,250	8,656		12,316	1,278	-	-
Ground lease payments	165,751	1,750		3,500	3,519	8,723	148,259
Other	1,250	-		1,250	-	-	-
Total	$3,275,671	$696,741		$647,702	$562,098	$1,193,558	$175,572

(a)Includes $100 million pertaining to the 2016 Term Loan maturing in January 2020, with a one-year extension option. Also includes $325 million pertaining to the 2017 Term Loan currently maturing in January 2020, with two one-year extension options.

(b)Interest payments assume LIBOR rate of 2.41 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at June 30, 2019, plus the applicable spread.

(c)Includes $157 million pertaining to various mortgages with one-year extension options. Also includes a $42 million construction loan which was repaid on July 29, 2019 from the proceeds of a permanent mortgage that matures on August 1, 2024.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss) available to common shareholders	$(22,054)	$(1,251)	$222,441	$41,785
Add (deduct): Noncontrolling interests in Operating Partnership	(2,434)	(142)	25,246	4,741
Real estate-related depreciation and amortization on
continuing operations (a)	51,865	45,781	102,033	91,383
Property impairments	5,802	-	5,802	-
Gain on change of control of interests	-	-	(13,790)	-
Gain on sale of investment in unconsolidated joint venture	-	-	(903)	-
Realized (gains) losses and unrealized losses
on disposition of rental property, net	(255)	(1,010)	(268,364)	(59,196)
Funds from operations available to common stock
and Operating Partnership unitholders	$32,924	$43,378	$72,465	$78,713

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $3,025 and $4,903 for the three months ended June 30, 2019 and 2018, respectively, and $5,686 and $9,718 for the six months ended June 30, 2019 and 2018, respectively. Excludes non-real estate-related depreciation and amortization of $511 and $535 for the three months ended June 30, 2019 and 2018, respectively, and $1,050 and $1,046 for the six months ended June 30, 2019 and 2018, respectively.

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

Among the factors about which we have made assumptions are:

•risks and uncertainties affecting the general economic climate and conditions, which in turn may have a negative effect on the fundamentals of our business and the financial condition of our tenants and residents;

•the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;

•the extent of any tenant bankruptcies or of any early lease terminations;

•our ability to lease or re-lease space at current or anticipated rents;

•changes in the supply of and demand for our properties;

•changes in interest rate levels and volatility in the securities markets;

•our ability to complete construction and development activities on time and within budget, including without limitation obtaining regulatory permits and the availability and cost of materials, labor and equipment;

•forward-looking financial and operational information, including information relating to future development projects, potential acquisitions or dispositions, leasing activities, capitalization rates, and projected revenue and income;

•changes in operating costs;

•our ability to obtain adequate insurance, including coverage for terrorist acts;

•our credit worthiness and the availability of financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense;

•changes in governmental regulation, tax rates and similar matters; and

•other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants or residents will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated.

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

Approximately $2.5 billion of the Company’s long-term debt as of June 30, 2019 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of June 30, 2019 ranged from LIBOR plus 235 basis points to LIBOR plus 450 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $1.5 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2019 would be approximately $116.1 million.

June 30, 2019
Debt,
including current portion	7/1/2019 -											Fair
($s in thousands)	12/31/2019	2020			2021	2022	2023	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$33	$427,903	(b)		$172,027	$303,284	$339,155	$1,304,414	$2,546,816	$(13,491)	$2,533,325	$2,484,533
Average Interest Rate	4.56%	3.42%			3.20%	4.60%	3.53%	3.95%			3.83%

Variable Rate	$156,519	$-		$		$-	$-	$-	$156,519	$(2,202)	$154,317	$154,317

(a) Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of June 30, 2019.
(b) Includes $100 million pertaining to the 2016 Term Loan scheduled to mature in January 2020, with a one-year extension option. Also includes $325 million pertaining to the
2017 Term Loan currently maturing in January 2020, with two one-year extension options.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)             COMMON STOCK

During the three months ended June 30, 2019, the Company issued 33,011 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.

(b)             Not Applicable.

(c)             Not Applicable.

Item 3.     Defaults Upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

(a)             On August 1, 2019, the General Partner and the Operating Partnership entered into a Second Amendment to the Contribution and Exchange Agreement (the “Second Amendment”) with William L. Mack, David S. Mack, Earle I. Mack and Fredric Mack (collectively the “Mack Group”) which amended certain provisions of that certain Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., the General Partner and the Operating Partnership dated September 18, 1997 (the “Original Contribution and Exchange Agreement”). Under the terms of Second Amendment, the members of the Mack Group have agreed to terminate their rights to designate up to three members of the General Partner’s Board of Directors effective immediately. A copy of the Second Amendment is filed as Exhibit 10.106 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The entry into the Second Amendment is being disclosed under this Part II, Item 5(a) of Form 10-Q in lieu of Items 1.01 and 9.01 of Form 8-K.

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

3.14

Certificate of Designation of 3.5% Series A-1 Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 28, 2017 (filed as Exhibit 3.13 to the Company's Annual Report on Form10-K for the year ended December 31, 2016 and incorporated herein by reference).

3.15

Amendment No. 1 to the Second Amended and Restated Bylaws of Mack-Cali Realty Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 30, 2018 and incorporated herein by reference).

3.16	Articles Supplementary of Mack-Cali Realty Corporation dated June 12, 2019 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 17, 2019 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

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

10.20#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Rebecca Robertson dated September 27, 2016 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

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

10.61

Preferred Equity Investment Agreement among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Mack-Cali Property Trust, Mack-Cali Texas Property, L.P., Roseland Residential Trust, Roseland Residential Holding L.L.C., Roseland Residential L.P., RPIIA-RLA, L.L.C. and RPIIA-RLB, L.L.C. dated as of February 27, 2017 (filed as Exhibit 10.125 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

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

10.66

Recourse Agreement by and between Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Roseland Residential Trust, RP-RLA, L.L.C. and RP-RLB, L.L.C. dated March 10, 2017 (filed as Exhibit 10.130 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

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

10.7

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

10.81#

Indemnification Agreement by and between Mack-Cali Realty Corporation and David Smetana dated January 29, 2018 (filed as Exhibit 10.145 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.82#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Nicholas Hilton dated February 12, 2018 (filed as Exhibit 10.146 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

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

10.91#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Giovanni M. DeBari dated December 6, 2008 (filed as Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.92

Preferred Equity Investment Agreement, dated as of June 26, 2019, by and among Roseland Residential, L.P., Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Mack-Cali Property Trust, Mack-Cali Texas Property, L.P., Roseland Residential Trust, RPIIA-RLA Aggregator, L.L.C., and RPIIA-RLB, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.93

Third Amended and Restated Limited Partnership Agreement of Roseland Residential, L.P., dated as of June 28, 2019, by and among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Roseland Residential Trust, RPIIA-RLA Aggregator, L.L.C., and RPIIA-RLB, L.L.C. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.94

Amended and Restated Shareholders Agreement, dated as of June 28, 2019, by and between Roseland Residential Trust, RPIIA-RLA Aggregator, L.L.C., and RPIIA-RLB, L.L.C. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.95

Amended and Restated Discretionary Demand Promissory Note, dated as of June 28, 2019, by and between Roseland Residential, L.P. and Mack-Cali Realty, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.96

Amended and Restated Shared Services Agreement, dated as of June 28, 2019, by and between Mack-Cali Realty, L.P. and Roseland Residential, L.P. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.97

Amended and Restated Recourse Agreement, dated as of June 28, 2019, by and among Roseland Residential Trust, Mack-Cali Realty Corporation, and Mack-Cali Realty, L.P., in favor of RPIIA-Aggregator, L.L.C. and RPIIA-RLB, L.L.C. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.98

Amended and Restated Registration Rights Agreement, dated as of June 28, 2019, by and among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Mack-Cali Property Trust, Roseland Residential, L.P., Roseland Residential Trust, RPIIA-Aggregator, L.L.C. and RPIIA-RLB, L.L.C. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.99

Form of Indemnity Agreement, by and among Rockpoint Growth and Income Real estate Fund II, L.P., Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Mack-Cali Property Trust, Roseland Residential Trust, and the Purchaser named therein. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.100*#	Indemnification Agreement by and between Mack-Cali Realty Corporation and Lisa Myers dated February 11, 2019.

10.101*#	Indemnification Agreement by and between Mack-Cali Realty Corporation and Laura Pomerantz dated February 11, 2019.

10.102*#	Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan R. Batkin dated June 12, 2019.

10.103*#	Indemnification Agreement by and between Mack-Cali Realty Corporation and Frederic Cumenal dated June 12, 2019.

10.104*#	Indemnification Agreement by and between Mack-Cali Realty Corporation and MaryAnne Gilmartin dated June 12, 2019.

10.105*#	Indemnification Agreement by and between Mack-Cali Realty Corporation and Nori Gerardo Lietz dated June 12, 2019.

10.106*

Sale, Purchase and Escrow Agreement dated as of June 28, 2019 between LT Realty Company LLC and Liberty Towers Urban Renewal LL, as Seller, and Roseland Acquisition Corp., as Buyer, and Stewart Title Guaranty Company, as Escrow Agent, and Lincoln Land Services, LLC, as Closing Agent.

10.107*

Second Amendment to the Contribution and Exchange Agreement dated as of August 1, 2019 by and among William L. Mack, David S. Mack, Earle I. Mack and Fredric Mack, Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

* filed herewith
# management contract or compensatory plan or arrangement

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date:	August 7, 2019	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date:	August 7, 2019	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date:	August 7, 2019	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date:	August 7, 2019	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)