Form 10-Q
period 2019-09-30
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2019-10-30
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 28, 2019, there were 90,552,459 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of September 30, 2019, the General Partner owned an approximate 90.1 percent common unit interest in the Operating Partnership. The remaining approximate 9.9 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The results of operations for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
ASSETS	2019	2018
Rental property
Land and leasehold interests	$881,665	$807,236
Buildings and improvements	4,361,766	4,109,797
Tenant improvements	283,933	335,266
Furniture, fixtures and equipment	72,645	53,718
	5,600,009	5,306,017
Less – accumulated depreciation and amortization	(896,777)	(1,097,868)
	4,703,232	4,208,149
Rental property held for sale, net	384,138	108,848
Net investment in rental property	5,087,370	4,316,997
Cash and cash equivalents	34,768	29,633
Restricted cash	19,635	19,921
Investments in unconsolidated joint ventures	213,499	232,750
Unbilled rents receivable, net	96,238	100,737
Deferred charges, goodwill and other assets, net	261,175	355,234
Accounts receivable, net of allowance for doubtful accounts
of $1,401 and $1,108	8,250	5,372

Total assets	$5,720,935	$5,060,644

LIABILITIES AND EQUITY
Senior unsecured notes, net	$571,191	$570,314
Unsecured revolving credit facility and term loans	487,736	790,939
Mortgages, loans payable and other obligations, net	2,092,632	1,431,398
Dividends and distributions payable	22,051	21,877
Accounts payable, accrued expenses and other liabilities	199,203	168,115
Rents received in advance and security deposits	41,596	41,244
Accrued interest payable	15,548	9,117
Total liabilities	3,429,957	3,033,004
Commitments and contingencies

Redeemable noncontrolling interests	500,119	330,459

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,551,967 and 90,320,306 shares outstanding	906	903
Additional paid-in capital	2,538,046	2,561,503
Dividends in excess of net earnings	(969,858)	(1,084,518)
Accumulated other comprehensive income (loss)	167	8,770
Total Mack-Cali Realty Corporation stockholders’ equity	1,569,261	1,486,658

Noncontrolling interests in subsidiaries:
Operating Partnership	172,838	168,373
Consolidated joint ventures	48,760	42,150
Total noncontrolling interests in subsidiaries	221,598	210,523

Total equity	1,790,859	1,697,181

Total liabilities and equity	$5,720,935	$5,060,644

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2019	2018	2019	2018
Revenue from leases	$116,716	$119,895	$356,515	$359,473
Real estate services	3,411	4,432	10,783	13,167
Parking income	5,766	5,499	16,270	16,583
Hotel income	3,325	-	5,702	-
Other income	2,666	2,288	7,324	8,447
Total revenues	131,884	132,114	396,594	397,670

EXPENSES
Real estate taxes	16,255	15,680	49,929	52,007
Utilities	7,889	9,990	25,796	30,049
Operating services	27,236	27,107	78,359	75,664
Real estate services expenses	3,905	4,400	12,150	13,696
Leasing personnel costs	534	-	1,818	-
General and administrative	12,054	11,620	41,074	41,160
Depreciation and amortization	49,538	45,813	146,936	128,523
Property impairments	5,894	-	11,696	-
Land and other impairments	6,345	-	8,844	-
Total expenses	129,650	114,610	376,602	341,099

OTHER (EXPENSE) INCOME
Interest expense	(23,450)	(21,094)	(71,739)	(60,168)
Interest and other investment income (loss)	189	851	1,528	2,620
Equity in earnings (loss) of unconsolidated joint ventures	(113)	(687)	(882)	833
Gain on change of control of interests	-	14,217	13,790	14,217
Realized gains (losses) and unrealized losses on disposition of
rental property, net	(35,079)	(9,102)	233,285	50,094
Gain (loss) on disposition of developable land	296	-	566	-
Gain on sale of investment in unconsolidated joint venture	-	-	903	-
Gain (loss) from extinguishment of debt, net	(98)	-	1,801	(10,289)
Total other income (expense)	(58,255)	(15,815)	179,252	(2,693)
Net income (loss)	(56,021)	1,689	199,244	53,878
Noncontrolling interests in consolidated joint ventures	405	451	2,500	576
Noncontrolling interests in Operating Partnership	6,159	167	(19,087)	(4,574)
Redeemable noncontrolling interests	(6,471)	(3,785)	(16,144)	(9,573)
Net income (loss) available to common shareholders	$(55,928)	$(1,478)	$166,513	$40,307

Basic earnings per common share:
Net income (loss) available to common shareholders	$(0.65)	$(0.05)	$1.59	$0.35

Diluted earnings per common share:
Net income (loss) available to common shareholders	$(0.65)	$(0.05)	$1.59	$0.35

Basic weighted average shares outstanding	90,584	90,468	90,539	90,355

Diluted weighted average shares outstanding	100,560	100,712	100,802	100,684

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income (loss)	$(56,021)	$1,689	$199,244	$53,878
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	(878)	354	(9,953)	7,287
Comprehensive income (loss)	$(56,899)	$2,043	$189,291	$61,165
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	405	451	2,500	576
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(3,785)	(16,144)	(9,573)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	6,246	131	(18,127)	(5,316)
Comprehensive income (loss) attributable to common shareholders	$(56,719)	$(1,160)	$157,520	$46,852

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended September 30, 2019	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at July 1, 2019	90,553	$906	$2,539,547	$(895,824)	$958	$230,461	$1,876,048
Net income (loss)	-	-	-	(55,928)	-	(93)	(56,021)
Common stock dividends	-	-	-	(18,106)	-	-	(18,106)
Common unit distributions	-	-	-	-	-	(2,360)	(2,360)
Redeemable noncontrolling interests	-	-	(3,025)	-	-	(6,805)	(9,830)
Redemption of common units	-	-	-	-	-	(65)	(65)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	10	-	-	-	10
Directors' deferred compensation plan	-	-	81	-	-	-	81
Stock compensation	(2)	-	7	-	-	1,973	1,980
Other comprehensive income (loss)	-	-	-	-	(791)	(87)	(878)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,426	-	-	(1,426)	-
Balance at September 30, 2019	90,552	$906	$2,538,046	$(969,858)	$167	$221,598	$1,790,859

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended September 30, 2018	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at July 1, 2018	90,286	$902	$2,564,153	$(1,090,724)	$12,916	$190,069	$1,677,316
Net income (loss)	-	-	-	(1,478)	-	3,167	1,689
Common stock dividends	-	-	-	(18,056)	-	-	(18,056)
Common unit distributions	-	-	-	-	-	(2,364)	(2,364)
Redeemable noncontrolling interest	-	-	(2,666)	-	-	(4,087)	(6,753)
Increase in noncontrolling interest	-	-	-	-	-	22,735	22,735
Redemption of common units for common stock	25	1	399	-	-	(400)	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	13	-	-	-	13
Directors' deferred compensation plan	-	-	127	-	-	-	127
Stock compensation	-	-	202	-	-	1,568	1,770
Cancellation of restricted shares	(5)	-	-	-	-	(165)	(165)
Other comprehensive income (loss)	-	-	-	-	318	36	354
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	937	-	-	(937)	-
Balance at September 30, 2018	90,307	$903	$2,563,165	$(1,110,258)	$13,234	$209,622	$1,676,666

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Nine Months Ended September 30, 2019	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2019	90,320	$903	$2,561,503	$(1,084,518)	$8,770	$210,523	$1,697,181
Net income (loss)	-	-	-	166,513	-	32,731	199,244
Common stock dividends	-	-	-	(54,282)	-	-	(54,282)
Common unit distributions	-	-	-	-	-	(6,417)	(6,417)
Redeemable noncontrolling interests	-	-	(22,936)	-	-	(18,685)	(41,621)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,110	7,152
Redemption of common units for common stock	38	1	704	-	-	(705)	-
Redemption of common units	-	-	(1,665)	-	-	(5,030)	(6,695)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	31	-	-	-	31
Directors' deferred compensation plan	194	2	236	-	-	-	238
Stock compensation	-	-	490	-	-	5,561	6,051
Cancellation of unvested LTIP units	(2)	-	-	2,819	-	(2,889)	(70)
Other comprehensive income (loss)	-	-	-	(390)	(8,603)	(960)	(9,953)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,641	-	-	(1,641)	-
Balance at September 30, 2019	90,552	$906	$2,538,046	$(969,858)	$167	$221,598	$1,790,859

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Nine Months Ended September 30, 2018	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2018	89,914	$899	$2,565,136	$(1,096,429)	$6,689	$192,428	$1,668,723
Net income (loss)	-	-	-	40,307	-	13,571	53,878
Common stock dividends	-	-	-	(54,136)	-	-	(54,136)
Common unit distributions	-	-	-	-	-	(6,760)	(6,760)
Redeemable noncontrolling interest	-	-	(8,799)	-	-	(10,572)	(19,371)
Increase in noncontrolling interest	-	-	-	-	-	22,786	22,786
Redemption of common units for common stock	252	3	4,138	-	-	(4,141)	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	(41)	-	-	-	(41)
Directors' deferred compensation plan	-	-	378	-	-	-	378
Stock compensation	147	1	1,152	-	-	3,806	4,959
Cancellation of restricted shares	(9)	-	(583)	-	-	(454)	(1,037)
Other comprehensive income (loss)	-	-	-	-	6,545	742	7,287
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,784	-	-	(1,784)	-
Balance at September 30, 2018	90,307	$903	$2,563,165	$(1,110,258)	$13,234	$209,622	$1,676,666

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net income	$199,244	$53,878
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	144,160	124,894
Amortization of directors deferred compensation stock units	238	378
Amortization of stock compensation	6,051	4,959
Amortization of deferred financing costs	3,478	3,543
Amortization of debt discount and mark-to-market	(711)	(711)
Equity in (earnings) loss of unconsolidated joint ventures	882	(833)
Distributions of cumulative earnings from unconsolidated joint ventures	5,520	7,736
Gain on change of control of interests	(13,790)	(14,217)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(233,285)	(50,094)
Gain on disposition of developable land	(566)	-
Property impairments	11,696	-
Land and other Impairments	8,844	-
Gain on sale of investments in unconsolidated joint ventures	(903)	-
(Gain)Loss from extinguishment of debt	(1,801)	10,289
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(9,659)	(5,224)
Increase in deferred charges, goodwill and other assets	(18,940)	(19,828)
Increase in accounts receivable, net	(2,878)	(442)
Increase in accounts payable, accrued expenses and other liabilities	16,087	10,043
Increase (decrease) in rents received in advance and security deposits	809	(2,972)
Increase in accrued interest payable	6,431	4,858

Net cash provided by operating activities	$120,907	$126,257

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(955,945)	$(163,885)
Rental property additions and improvements	(109,338)	(132,252)
Development of rental property and other related costs	(155,367)	(141,795)
Proceeds from the sales of rental property	637,982	259,388
Proceeds from the sale of investments in unconsolidated joint ventures	4,039	-
Repayment of notes receivable	46,430	7,977
Investment in unconsolidated joint ventures	(8,859)	(6,658)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,977	9,707

Net cash used in investing activities	$(536,081)	$(167,518)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$489,000	$428,000
Repayment of revolving credit facility	(398,000)	(381,000)
Repayment of unsecured term loan	(395,000)	-
Proceeds from mortgages and loans payable	764,583	227,778
Repayment of mortgages, loans payable and other obligations	(97,215)	(277,987)
Acquisition of noncontrolling interests	(5,017)	-
Issuance of redeemable noncontrolling interests, net	145,000	85,000
Payment of financing costs	(7,003)	(1,022)
(Contributions) Distributions to noncontrolling interests	(407)	(6,939)
Payment of dividends and distributions	(75,918)	(69,599)

Net cash provided by financing activities	$420,023	$4,231

Net increase (decrease) in cash and cash equivalents	$4,849	$(37,030)
Cash, cash equivalents and restricted cash, beginning of period (1)	49,554	67,972

Cash, cash equivalents and restricted cash, end of period (2)	$54,403	$30,942

(1)Includes Restricted Cash of $19,921 and $39,792 as of December 31, 2018 and 2017, respectively.

(2)Includes Restricted Cash of $19,635 and $20,119 as of September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	September 30,	December 31,
ASSETS	2019	2018
Rental property
Land and leasehold interests	$881,665	$807,236
Buildings and improvements	4,361,766	4,109,797
Tenant improvements	283,933	335,266
Furniture, fixtures and equipment	72,645	53,718
	5,600,009	5,306,017
Less – accumulated depreciation and amortization	(896,777)	(1,097,868)
	4,703,232	4,208,149
Rental property held for sale, net	384,138	108,848
Net investment in rental property	5,087,370	4,316,997
Cash and cash equivalents	34,768	29,633
Restricted cash	19,635	19,921
Investments in unconsolidated joint ventures	213,499	232,750
Unbilled rents receivable, net	96,238	100,737
Deferred charges, goodwill and other assets, net	261,175	355,234
Accounts receivable, net of allowance for doubtful accounts
of $1,401 and $1,108	8,250	5,372

Total assets	$5,720,935	$5,060,644

LIABILITIES AND EQUITY
Senior unsecured notes, net	$571,191	$570,314
Unsecured revolving credit facility and term loans	487,736	790,939
Mortgages, loans payable and other obligations, net	2,092,632	1,431,398
Distributions payable	22,051	21,877
Accounts payable, accrued expenses and other liabilities	199,203	168,115
Rents received in advance and security deposits	41,596	41,244
Accrued interest payable	15,548	9,117
Total liabilities	3,429,957	3,033,004
Commitments and contingencies

Redeemable noncontrolling interests	500,119	330,459

Partners’ Capital:
General Partner, 90,551,967 and 90,320,306 common units outstanding	1,503,062	1,413,497
Limited partners, 9,973,344 and 10,229,349 common units/LTIPs outstanding	238,870	232,764
Accumulated other comprehensive income (loss)	167	8,770
Total Mack-Cali Realty, L.P. partners’ capital	1,742,099	1,655,031

Noncontrolling interests in consolidated joint ventures	48,760	42,150

Total equity	1,790,859	1,697,181

Total liabilities and equity	$5,720,935	$5,060,644

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2019	2018	2019	2018
Revenue from leases	$116,716	$119,895	$356,515	$359,473
Real estate services	3,411	4,432	10,783	13,167
Parking income	5,766	5,499	16,270	16,583
Hotel income	3,325	-	5,702	-
Other income	2,666	2,288	7,324	8,447
Total revenues	131,884	132,114	396,594	397,670

EXPENSES
Real estate taxes	16,255	15,680	49,929	52,007
Utilities	7,889	9,990	25,796	30,049
Operating services	27,236	27,107	78,359	75,664
Real estate services expenses	3,905	4,400	12,150	13,696
Leasing personnel costs	534	-	1,818	-
General and administrative	12,054	11,620	41,074	41,160
Depreciation and amortization	49,538	45,813	146,936	128,523
Property impairments	5,894	-	11,696	-
Land and other impairments	6,345	-	8,844	-
Total expenses	129,650	114,610	376,602	341,099

OTHER (EXPENSE) INCOME
Interest expense	(23,450)	(21,094)	(71,739)	(60,168)
Interest and other investment income (loss)	189	851	1,528	2,620
Equity in earnings (loss) of unconsolidated joint ventures	(113)	(687)	(882)	833
Gain on change of control of interests	-	14,217	13,790	14,217
Realized gains (losses) and unrealized losses on disposition of
rental property, net	(35,079)	(9,102)	233,285	50,094
Gain (loss) on disposition of developable land	296	-	566	-
Gain on sale of investment in unconsolidated joint venture	-	-	903	-
Gain (loss) from extinguishment of debt, net	(98)	-	1,801	(10,289)
Total other income (expense)	(58,255)	(15,815)	179,252	(2,693)
Net income (loss)	(56,021)	1,689	199,244	53,878
Noncontrolling interests in consolidated joint ventures	405	451	2,500	576
Redeemable noncontrolling interests	(6,471)	(3,785)	(16,144)	(9,573)
Net income (loss) available to common unitholders	$(62,087)	$(1,645)	$185,600	$44,881

Basic earnings per common unit:
Net income (loss) available to common unitholders	$(0.65)	$(0.05)	$1.59	$0.35

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$(0.65)	$(0.05)	$1.59	$0.35

Basic weighted average units outstanding	100,560	100,712	100,607	100,606

Diluted weighted average units outstanding	100,560	100,712	100,802	100,684

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income (loss)	$(56,021)	$1,689	$199,244	$53,878
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	(878)	354	(9,953)	7,287
Comprehensive income (loss)	$(56,899)	$2,043	$189,291	$61,165
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	405	451	2,500	576
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(3,785)	(16,144)	(9,573)
Comprehensive income (loss) attributable to common unitholders	$(62,965)	$(1,291)	$175,647	$52,168

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended September 30, 2019	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at July 1, 2019	90,553	9,976	$1,580,023	$245,902	$958	$49,165	$1,876,048
Net income (loss)	-	-	(55,928)	(6,159)	-	6,066	(56,021)
Distributions	-	-	(18,106)	(2,360)	-	-	(20,466)
Redeemable noncontrolling interests	-	-	(3,025)	(334)	-	(6,471)	(9,830)
Redemption of limited partner common units	-	(3)	-	(65)	-	-	(65)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	10	-	-	-	10
Directors' deferred compensation plan	-	-	81	-	-	-	81
Other comprehensive income (loss)	-	-	-	(87)	(791)	-	(878)
Stock compensation	(2)	-	7	1,973	-	-	1,980
Balance at September 30, 2019	90,552	9,973	$1,503,062	$238,870	$167	$48,760	$1,790,859

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended September 30, 2018	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at July 1, 2018	90,286	10,266	$1,411,244	$232,197	$12,916	$20,959	$1,677,316
Net income (loss)	-	-	(1,478)	(167)	-	3,334	1,689
Distributions	-	-	(18,056)	(2,364)	-	-	(20,420)
Redeemable noncontrolling interest	-	-	(2,666)	(302)	-	(3,785)	(6,753)
Increase in noncontrolling interest	-		-	-	-	22,735	22,735
Redemption of limited partner common units for
shares of general partner common units	25	(25)	400	(400)	-	-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	13	-	-	-	13
Directors' deferred compensation plan	-	-	127	-	-	-	127
Other comprehensive income (loss)	-	-	-	36	318	-	354
Stock compensation	-	-	202	1,568	-	-	1,770
Cancellation of restricted shares	(5)	-	-	(165)	-	-	(165)
Balance at September 30, 2018	90,307	10,241	$1,389,786	$230,403	$13,234	$43,243	$1,676,666

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Nine Months Ended September 30, 2019	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2019	90,320	10,229	$1,413,497	$232,764	$8,770	$42,150	$1,697,181
Net income (loss)	-	-	166,513	19,087	-	13,644	199,244
Distributions	-	-	(54,282)	(6,417)	-	-	(60,699)
Redeemable noncontrolling interests	-	-	(22,936)	(2,541)	-	(16,144)	(41,621)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,110	7,152
Redemption of limited partner common units for
shares of general partner common units	38	(20)	705	(705)	-	-	-
Vested LTIP units	-	68	-	-	-	-	-
Redemption of limited partners common units	-	(304)	(1,665)	(5,030)	-	-	(6,695)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	31	-	-	-	31
Directors' deferred compensation plan	194	-	238	-	-	-	238
Other comprehensive income (loss)	-	-	(390)	(960)	(8,603)	-	(9,953)
Stock compensation	(2)	-	490	5,561	-	-	6,051
Cancellation of unvested LTIP units	-	-	2,819	(2,889)	-	-	(70)
Balance at September 30, 2019	90,552	9,973	$1,503,062	$238,870	$167	$48,760	$1,790,859

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Nine Months Ended September 30, 2018	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2018	89,914	10,438	$1,407,366	$233,635	$6,689	$21,033	$1,668,723
Net income (loss)	-	-	40,307	4,574	-	8,997	53,878
Distributions	-	-	(54,136)	(6,760)	-	-	(60,896)
Redeemable noncontrolling interest	-	-	(8,799)	(999)	-	(9,573)	(19,371)
Increase in noncontrolling interest	-		-	-	-	22,786	22,786
Redemption of limited partner common units for
shares of general partner common units	252	(252)	4,141	(4,141)	-	-	-
Vested LTIP units	-	55	-	-	-	-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	(41)	-	-	-	(41)
Directors' deferred compensation plan	-	-	378	-	-	-	378
Other comprehensive income (loss)	-	-	-	742	6,545	-	7,287
Stock compensation	147	-	1,153	3,806	-	-	4,959
Cancellation of restricted shares	(9)	-	(583)	(454)	-	-	(1,037)
Balance at September 30, 2018	90,307	10,241	$1,389,786	$230,403	$13,234	$43,243	$1,676,666

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net income	$199,244	$53,878
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	144,160	124,894
Amortization of directors deferred compensation stock units	238	378
Amortization of stock compensation	6,051	4,959
Amortization of deferred financing costs	3,478	3,543
Amortization of debt discount and mark-to-market	(711)	(711)
Equity in (earnings) loss of unconsolidated joint ventures	882	(833)
Distributions of cumulative earnings from unconsolidated joint ventures	5,520	7,736
Gain on change of control of interests	(13,790)	(14,217)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(233,285)	(50,094)
Gain on disposition of developable land	(566)	-
Property impairments	11,696	-
Land and other Impairments	8,844	-
Gain on sale of investments in unconsolidated joint ventures	(903)	-
(Gain)Loss from extinguishment of debt	(1,801)	10,289
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(9,659)	(5,224)
Increase in deferred charges, goodwill and other assets	(18,940)	(19,828)
Increase in accounts receivable, net	(2,878)	(442)
Increase in accounts payable, accrued expenses and other liabilities	16,087	10,043
Increase (decrease) in rents received in advance and security deposits	809	(2,972)
Increase in accrued interest payable	6,431	4,858

Net cash provided by operating activities	$120,907	$126,257

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(955,945)	$(163,885)
Rental property additions and improvements	(109,338)	(132,252)
Development of rental property and other related costs	(155,367)	(141,795)
Proceeds from the sales of rental property	637,982	259,388
Proceeds from the sale of investments in unconsolidated joint ventures	4,039	-
Repayment of notes receivable	46,430	7,977
Investment in unconsolidated joint ventures	(8,859)	(6,658)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,977	9,707
Net cash used in investing activities	$(536,081)	$(167,518)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$489,000	$428,000
Repayment of revolving credit facility	(398,000)	(381,000)
Repayment of unsecured term loan	(395,000)	-
Proceeds from mortgages and loans payable	764,583	227,778
Repayment of mortgages, loans payable and other obligations	(97,215)	(277,987)
Acquisition of noncontrolling interests	(5,017)	-
Issuance of redeemable noncontrolling interests, net	145,000	85,000
Payment of financing costs	(7,003)	(1,022)
(Contributions) Distributions to noncontrolling interests	(407)	(6,939)
Payment of distributions	(75,918)	(69,599)

Net cash provided by financing activities	$420,023	$4,231

Net increase (decrease) in cash and cash equivalents	$4,849	$(37,030)
Cash, cash equivalents and restricted cash, beginning of period (1)	49,554	67,972

Cash, cash equivalents and restricted cash, end of period (2)	$54,403	$30,942

(1)Includes Restricted Cash of $19,921 and $39,792 as of December 31, 2018 and 2017, respectively.

(2)Includes Restricted Cash of $19,635 and $20,119 as of September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.1 and 89.8 percent common unit interest in the Operating Partnership as of September 30, 2019 and December 31, 2018, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of September 30, 2019, the Company owned or had interests in 76 real estate properties (the “Properties”). The Properties are comprised of 45 office buildings totaling approximately 11.6 million square feet and leased to approximately 400 tenants (which include two buildings, aggregating approximately 0.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 24 multi-family properties, totaling 7,904 apartment units (which include seven properties aggregating 2,611 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 115,000 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), two hotels (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest) and one parcel of land leased to a third party. The Properties are located in four states in the Northeast, plus the District of Columbia.

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

As of September 30, 2019 and December 31, 2018, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 14: Rockpoint Transaction), have total real estate assets of $518 million and $480.4 million, respectively, mortgages of $283.3 million and $241.5 million, respectively, and other liabilities of $16 million and $23 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Acquisition–related costs were expensed as incurred for all real estate acquisitions classified as business combinations, which were substantially all of our operating property acquisitions through December 31, 2016. The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of September 30, 2019 and December 31, 2018 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
Land held for development (including pre-development costs, if any) (a)	$424,251	$465,930
Development and construction in progress, including land (b)	362,442	327,039
Total	$786,693	$792,969

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $163.7 million and $204.9 million as of September 30, 2019 and December 31, 2018, respectively.

(b)Includes land of $71.2 million and $49.6 million as of September 30, 2019 and December 31, 2018, respectively.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management, depending on the type of property, may include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability-weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions, including but not limited to estimated holding periods, market capitalization rates and discount rates, if applicable. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Rental Property Held for Sale

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Company generally considers assets to be held for sale when the transaction has received appropriate corporate authority, it is probable to be sold within the following 12 months, and there are no significant contingencies relating to the sale. If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established.

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $1,121,000 and $1,302,000 for the three months ended September 30, 2019 and 2018, respectively, and $3,478,000 and $3,543,000 for the nine months ended September 30, 2019 and 2018, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. The gains (losses) from extinguishment of debt, net, of $(0.1) million and zero for the three months ended September 30, 2019 and 2018, respectively, contained unamortized deferred financing costs which were written off (as non-cash transactions) amounting to $285,000 and zero, respectively. Included in gain (loss) from extinguishment of debt, net, of $1.8 million and ($10.3) million for the nine months ended September 30, 2019 and 2018, respectively, were unamortized deferred financing costs which were written off (as non-cash transactions) amounting to $285,000 and $105,000, respectively.

Deferred Leasing Costs/Leasing Personnel Costs

Costs incurred in connection with successfully executed commercial and residential leases were capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs were charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation related to commercial leases, which was capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $598,000 and $2,226,000 for the three and nine months ended September 30, 2018, respectively. Upon the adoption of ASC 842 on January 1, 2019, the Company no longer capitalizes such costs, and includes such costs in Leasing personnel costs in the Company’s Consolidated Statements of Operations, which amounted to $534,000 and $1,818,000 for the three and nine months ended September 30, 2019, respectively.

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

Allowance for Doubtful Accounts

All bad debt expense is being recorded as a reduction of the corresponding revenue account starting on January 1, 2019. Management performs a detailed review of amounts due from tenants to determine if an allowance for doubtful accounts is required based on factors affecting the collectability of the accounts receivable balances. The factors considered by management in determining which individual tenant receivable balances, require a collectability allowance include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. Management’s estimate of the allowance for doubtful accounts requires management to exercise judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

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

The deferred tax asset balance at September 30, 2019 amounted to $9.5 million which has been fully reserved through a valuation allowance. New tax reform legislation enacted in late 2017 reduced the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date. As a result, the Company recorded a decrease related to its deferred tax assets of $5.3 million and a decrease to the associated valuation allowance of $5.3 million at December 31, 2017. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2019, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2014 forward.

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

Dividends and Distributions Payable

The dividends and distributions payable at September 30, 2019 represents dividends payable to common shareholders (90,552,178 shares) and distributions payable to noncontrolling interests unitholders of the Operating Partnership (9,850,074 common units and 1,949,601 vested and unvested LTIP units), for all such holders of record as of October 4, 2019 with respect to the third quarter 2019. The third quarter 2019 common stock dividends and unit distributions of $0.20 per common share (total of $18.1 million), common unit (total of $2.0 million) and LTIP unit (total of $0.4 million) were approved by the General Partner’s Board of Directors on September 24, 2019 and paid on October 11, 2019.

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

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Company recorded stock compensation expense of $1,980,000 and $1,770,000 for the three months ended September 30, 2019 and 2018, respectively, and $6,051,000 and $4,959,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). The guidance introduces a new model for estimating credit losses for certain types of financial instruments, including trade and lease receivables, loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of ASU 2017-12 is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The Company has adopted ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method which requires a cumulative effect of the change on the opening balance of each affected component of equity in the Company’s consolidated financial statements as of the date of adoption. Upon adoption the Company recorded a cumulative adjustment specifically related to the elimination of the requirement for separate measurement of hedge ineffectiveness. As a result, the Company recorded an opening balance adjustment as of January 1, 2019 to retained earnings of $0.4 million with a corresponding change to other comprehensive income.

3.    RECENT TRANSACTIONS

Acquisitions

The Company acquired the following rental properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the nine months ended September 30, 2019 (dollars in thousands):

				Rentable
Acquisition			# of	Square Feet/	Acquisition
Date	Property Address	Location	Bldgs.	Apartment Units	Costs
02/06/19	99 Wood Avenue (a)	Iselin, New Jersey	1	271,988	$61,858
04/01/19	Soho Lofts Apartments (a)	Jersey City, New Jersey	1	377	264,578
09/26/19	Liberty Towers Apartments (b)	Jersey City, New Jersey	1	648	410,483

Total Acquisitions			3		$736,919

(a)	This acquisition was funded using funds available with the Company's qualified intermediary and through borrowing under the Company's unsecured revolving credit facility.
(b)	This acquisition was funded through borrowings under the Company's unsecured revolving credit facility and a new $232 million mortgage loan collateralized by the property.

The acquisition costs were allocated to the net assets acquired, as follows (in thousands):

	99 Wood Avenue		Soho Lofts Apartments		Liberty Towers		Total
Land and leasehold interest	$9,261		$27,601		$66,670		$103,532
Buildings and improvements and other assets	45,576		231,663		330,935		608,174
Above market lease values	431	(a)	-		56	(c)	487
In-place lease values	8,264	(a)	5,480	(b)	13,462	(c)	27,206
	63,532		264,744		411,123		739,399
Less: Below market lease values	(1,674)	(a)	(166)	(b)	(640)	(c)	(2,480)
Net assets recorded upon acquisition	$61,858		$264,578		$410,483		$736,919

(a) Above market, in-place and below market lease values are being amortized over a weighted-average term of 4.3 years.
(b) In-place and below market lease values are being amortized over a weighted-average term of 0.8 years.
(c) Above market, in-place and below market lease values are being amortized over a weighted-average term of 0.5 years.

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

Properties Commencing Initial Operations

The following property commenced initial operations during the nine months ended September 30, 2019 (dollars in thousands):

				# of	Total
In Service				Apartment Units/	Development
Date	Property	Location	Type	Rooms	Costs Incurred
07/09/19	Autograph Collection By Marriott (Phase II)	Weehawken, NJ	Hotel	208	$105,477
Totals				208	$105,477

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

In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE. As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates). As a result, the Company recorded a gain on change of control of interests of $13.8 million (a non-cash item) in the nine months ended September 30, 2019, in which the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4. Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $15.3 million and the noncontrolling interest’s fair value of $13.7 million. See Note 9: Mortgages, Loans Payable and Other Obligations.

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

Dispositions/Rental Property Held for Sale

The Company disposed of the following office and multi-family properties during the nine months ended September 30, 2019 (dollars in thousands):

								Realized
								Gains
				Rentable		Net	Net	(losses)/
Disposition			# of	Square		Sales	Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet		Proceeds	Value	Losses, net
01/11/19	721 Route 202-206 South (a)	Bridgewater, New Jersey	1	192,741		$5,651	$5,410	$241
01/16/19	Park Square Apartments (b)	Rahway, New Jersey	1	159	units	34,045	34,032	13
01/22/19	2115 Linwood Avenue	Fort Lee, New Jersey	1	68,000		15,197	7,433	7,764
02/27/19	201 Littleton Road (c)	Morris Plains, New Jersey	1	88,369		4,842	4,937	(95)
03/13/19	320 & 321 University Avenue	Newark, New Jersey	2	147,406		25,552	18,456	7,096
03/29/19	Flex portfolio (d)	New York and Connecticut	56	3,148,512		470,348	214,758	255,590
06/18/19	650 From Road (e)	Paramus, New Jersey	1	348,510		37,801	40,046	(2,245)
Sub-total						593,436	325,072	268,364

Unrealized losses on rental property held for sale (see below)								(35,079)
Totals			63	3,993,538		$593,436	$325,072	$233,285

(a)	The Company recorded a valuation allowance of $9.3 million on this property during the year ended December 31, 2018.
(b)	The Company recorded a valuation allowance of $6.3 million on this property during the year ended December 31, 2018.
(c)	The Company recorded a valuation allowance of $3.6 million on this property during the year ended December 31, 2018.
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

On April 30, 2019, the Company disposed of developable land holding located in Malden, Massachusetts for net sales proceeds of approximately $685,000. The Company recorded a gain of approximately $270,000 on the disposition. On September 20, 2019, the Company disposed of developable land holding located in Revere, Massachusetts for net sales proceeds of approximately $1,185,000. The Company recorded a gain of approximately $296,000 on the disposition.

The Company identified as held for sale three office properties totaling 697,000 square feet, three multi-family properties totaling 1,386 units and one retail pad leased to others as of September 30, 2019. The properties are located in Fort Lee, Parsippany, Hanover and Neptune, New Jersey, and Malden and Revere, Massachusetts. The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $536.6 million. The Company determined that the carrying value of two of the properties was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized loss allowance of $35.1 million during the three months ended September 30, 2019. In October 2019, the Company completed the sale of one of the office properties and three multi-family properties held for sale for approximately $433 million.

The following table summarizes the rental property held for sale, net, as of September 30, 2019 (dollars in thousands):

September 30,
2019
Land	$96,586
Building and improvements	426,349
Less: Accumulated depreciation	(103,718)
Less: Cumulative unrealized losses on property held for sale	(35,079)
Rental property held for sale, net	$384,138

Other assets and liabilities related to the rental property held for sale, as of September 30, 2019, include $7.2 million in Deferred charges and other assets, $5.5 million in Unbilled rents receivable and $3.6 million in Accounts payable, accrued expenses and other liabilities. Approximately $11.5 million of these assets and $0.7 million of these liabilities are expected to be removed with the completion of the sales.

On October 3, 2019, the Company entered into a Purchase and Sale Agreement (the “Overlook Ridge Agreement”) with affiliates of the Rockpoint Group, L.L.C. (collectively, the “Overlook Purchasers”) to sell to the Overlook Purchasers the Company’s Chase at Overlook Ridge and Alterra at Overlook Ridge properties located in Malden and Revere, Massachusetts, respectively, (the “Overlook Ridge Properties”) for an aggregate sale price of $411.5 million. The Overlook Ridge Properties are multi-family residential properties totaling 1,386 residential units and were identified as held for sale as of September 30, 2019, as referenced earlier. The Overlook Ridge Agreement is filed as Exhibit 10.108 to this Quarterly Report on Form 10-Q.

The sale of the Overlook Ridge Properties was completed on October 23, 2019. Proceeds from the sale were used primarily to retire mortgage loans of $235.8 million and to repay outstanding borrowings under the Company’s revolving credit facility that were drawn to fund a portion of the Company's purchase of Liberty Towers.

Impairments

As part of its ongoing portfolio assessment process, the Company made the decision in the second quarter 2019 to pursue selling a 317,040 square foot office property. The Company evaluated the recoverability of the carrying value of this property and determined that due to the shortening of the expected period of ownership, it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded a valuation impairment charge of $5.8 million at June 30, 2019.

Additionally, at September 30, 2019, the Company evaluated the recoverability of the carrying value of certain properties and undeveloped land, being considered for sale in the short or medium term and determined that due to the potential shortening of the expected period of ownership, it was necessary to reduce the carrying value of the properties and land to their estimated fair values. The Company also recorded an impairment charge of $451,000 on miscellaneous investments. Accordingly, the Company recorded a property impairment charge of $5.9 million and land and other impairment charges of $6.1 million at September 30, 2019.

The Company owns two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties. During the fourth quarter 2018, the Company made the decision to pursue selling the land parcels as opposed to development. Due to the shortening of the expected periods of ownership, the Company determined that it was necessary to reduce the carrying value of the land parcels to their estimated fair value and recorded land impairments charges of $24.6 million at December 31, 2018. As a result of its periodic evaluation of the recoverability of the carrying value, the Company recorded additional land impairment charges of $0.2 and $2.7 million in the three and nine months ended September 30, 2019, respectively.

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

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2019, the Company had an aggregate investment of approximately $213.5 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties. As of September 30, 2019, the unconsolidated joint ventures owned: two office properties aggregating approximately 0.2 million square feet, seven multi-family properties totaling 2,611 apartments units, two retail properties aggregating approximately 81,700 square feet, a 351-room hotel, a development project for up to approximately 360 apartments units; and interests and/or rights to developable land parcels able to accommodate up to 3,738 apartments units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of September 30, 2019, such debt had a total borrowing capacity of up to $318 million of which the Company agreed to guarantee up to $34.6 million. As of September 30, 2019, the outstanding balance of such debt totaled $220.4 million of which $24.8 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.6 million and $0.6 million for such services in the three months ended September 30, 2019 and 2018, respectively. The Company had $0.3 million in accounts receivable due from its unconsolidated joint ventures as of both September 30, 2019 and December 31, 2018.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2019 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs. The Company’s aggregate investment in these VIEs was approximately $118.5 million as of September 30, 2019. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $153.1 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $34.6 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of September 30, 2019 and December 31, 2018 (dollars in thousands):

						Property Debt
	Number of		Company's	Carrying Value		As of September 30, 2019
	Apartment Units		Effective	September 30,	December 31,		Maturity	Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2019	2018	Balance	Date	Rate
Multi-family
Metropolitan at 40 Park (b) (c)	189	units	25.00%	$7,346	$7,679	$54,590	(d)	(d)
RiverTrace at Port Imperial	316	units	22.50%	7,541	8,112	82,000	11/10/26	3.21%
Crystal House (e)	825	units	25.00%	28,903	29,570	160,342	04/01/20	3.17%
PI North - Riverwalk C	360	units	40.00%	35,474	27,175	15,252	12/06/21	L+2.75%	(f)
Marbella II (g)	311	units	24.27%	-	15,414	-	-	-
Riverpark at Harrison	141	units	45.00%	1,032	1,272	29,403	08/01/25	3.70%
Station House	378	units	50.00%	36,190	37,675	97,279	07/01/33	4.82%
Urby at Harborside (h)	762	units	85.00%	80,673	85,317	192,000	08/01/29	5.197%
PI North -Land (i)	836	potential units	20.00%	1,678	1,678	-	-	-
Liberty Landing	850	potential units	50.00%	337	337	-	-	-
Hillsborough 206	160,000	sf	50.00%	1,962	1,962	-	-	-
Office
Red Bank (j)	92,878	sf	50.00%	-	3,127	-	-	-
12 Vreeland Road	139,750	sf	50.00%	7,300	7,019	6,681	07/01/23	2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,507	3,442	3,514	11/01/23	4.76%
Other
Riverwalk Retail (b)	30,745	sf	20.00%	1,476	1,539	-	-	-
Hyatt Regency Jersey City	351	rooms	50.00%	-	112	100,000	10/01/26	3.668%
Other (k)				80	1,320	-	-	-
Totals:				$213,499	$232,750	$741,061

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $35,378, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +2.25%, matures in October 2019. In October 2019, the loan was refinanced with a maturity date of October 2021, which bears interest at LIBOR +1.5%; (iii) a construction loan with a maximum borrowing amount of $13,950 for the Lofts at 40 Park with a balance of $13,145, which bears interest at LIBOR plus 250 basis points and matures in February 2020.

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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Entity / Property Name	2019	2018	2019	2018
Multi-family
Marbella	$-	$21	$-	$205
Metropolitan at 40 Park	(135)	(131)	(333)	(362)
RiverTrace at Port Imperial	47	33	137	122
Crystal House	(117)	(192)	(526)	(617)
PI North - Riverwalk C / Land	(79)	(51)	(211)	(88)
Marbella II (b)	-	11	(15)	42
Riverpark at Harrison	(34)	(26)	(159)	(174)
Station House	(392)	(531)	(1,486)	(1,443)
Urby at Harborside	(240)	(990)	(989)	157	(c)
Liberty Landing	-	-	-	-
Hillsborough 206	-	-	-	15
Office
Red Bank (d)	-	(65)	8	(193)
12 Vreeland Road	125	119	282	157
Offices at Crystal Lake	36	37	65	57
Other
Riverwalk Retail	(21)	(20)	(63)	(65)
Hyatt Regency Jersey City	750	1,024	2,388	2,560
Other	(53)	74	20	460

Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$(113)	$(687)	$(882)	$833

(a)

Amounts are net of amortization of basis differences of $156 and $230 for the three months ended September 30, 2019 and 2018, respectively, and $484 and $809 for the nine months ended September 30, 2019 and 2018, respectively.

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

(d)	On February 28, 2019, the Company sold its 50 percent interest to its partner and realized a gain of $0.9 million.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	September 30,	December 31,
(dollars in thousands)	2019	2018
Deferred leasing costs	$147,809	$173,822
Deferred financing costs - unsecured revolving credit facility (a)	5,328	5,356
	153,137	179,178
Accumulated amortization	(59,955)	(71,326)
Deferred charges, net	93,182	107,852
Notes receivable (b)	1,792	47,409
In-place lease values, related intangibles and other assets, net	98,349	89,860
Goodwill (c)	2,945	2,945
Right of use assets (d)	22,376	-
Prepaid expenses and other assets, net (e)	42,531	107,168

Total deferred charges, goodwill and other assets, net	$261,175	$355,234

(a)Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of September 30, 2019 and December 31, 2018, respectively: a mortgage receivable with a balance of zero and $45.2 million (acquired in August 2017) which bore interest at 5.85 percent and was repaid in May 2019 in connection with the acquisition of 107 Morgan; and an interest-free note receivable with a net present value of $1.8 million and $2.2 million which matures in April 2023. The Company believes this balance is fully collectible.

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

(e)Includes as of September 30, 2019 and December 31, 2018, zero and $49.2 million, respectively, of proceeds from property sales held by a qualified intermediary. The Company utilized the proceeds as of December 31, 2018 on acquisitions completed during the nine months ended September 30, 2019.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of September 30, 2019, the Company had outstanding interest rate swaps with a combined notional value of $280 million that were designated as cash flow hedges of interest rate risk. During the nine months ended September 30, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During March 2019, in connection with a partial paydown of the Company’s outstanding term loans, the Company terminated interest rate swaps with an aggregate notional amount of $90 million.  During June 2019, in connection with a subsequent partial paydown of the Company’s outstanding unsecured term loans, the Company terminated interest rate swaps with an aggregate notional amount of $160 million. During August 2019, in connection with a partial paydown of the Company’s outstanding unsecured term loans, the Company terminated rate swaps with an aggregate notional amount of $145 million. These paydowns resulted in the Company accelerating the reclassification of gains from other comprehensive income to earnings as a result of the hedged forecasted transactions no longer being probable to occur, amounting to $0.1 million and $1.9 million for the three and nine months ended September 30, 2019, respectively.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company recorded no ineffectiveness gain or loss during the three and nine months ended September 30, 2019 and recorded ineffectiveness gain (loss) of $47,000 and $(127,000) during the three and nine months ended September 30, 2018, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $0.2 million will be reclassified as a decrease to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value
Asset Derivatives designated	September 30,	December 31,
as hedging instruments	2019	2018	Balance sheet location
Interest rate swaps	$222	$10,175	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the nine months ending September 30, 2019 and 2018 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion, Reclassification for Forecasted Transactions No Longer Probable of Occurring)		Total Amount of Interest Expense presented in the consolidated statements
	2019	2018		2019	2018		2019	2018	2019	2018

Three months ended September 30,

Interest rate swaps	$(195)	$1,283	Interest expense	$551	$929	Interest and other	$132	$47	$(23,450)	$(21,094)
						investment income (loss)

Nine months ended September 30,

Interest rate swaps	$(4,608)	$8,938	Interest expense	$3,419	$1,650	Interest and other	$1,926	$(127)	$(71,739)	$(60,168)
						investment income (loss)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of September 30, 2019, the Company did not have derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements. As of September 30, 2019, the Company has not posted any collateral related to these agreements.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	September 30,	December 31,
	2019	2018
Security deposits	$6,811	$10,257
Escrow and other reserve funds	12,824	9,664

Total restricted cash	$19,635	$19,921

7.     SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

	September 30,	December 31,	Effective
	2019	2018	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(2,338)	(2,838)
Unamortized deferred financing costs	(1,471)	(1,848)

Total senior unsecured notes, net	$571,191	$570,314

(1)Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets. The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of September 30, 2019.

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

On August 5, 2019, the Company prepaid $45 million on the 2017 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street received on that date) and recorded a gain of $44,000 due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment. Unamortized deferred financing costs and fees amounting to $64,000 pertaining to the 2017 Term Loan were written off on August 5, 2019.

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

On March 29, 2019, the Company prepaid $90 million on the 2016 Term Loan (using a portion of the cash sales proceeds from the Flex portfolio sale completed on that date) and recorded a gain of $1.3 million due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment. On June 24, 2019, the Company prepaid $160 million on the 2016 Term Loan (primarily using the proceeds from a mortgage loan financing obtained on the recently acquired Soho Lofts Apartments) and recorded an additional gain of $0.6 million due to the early termination of part of the interest rate swap arrangements as a result of the debt prepayment. On August 5, 2019, the Company prepaid the remaining $100 million balance outstanding on the 2016 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street received on that date), and recorded a gain of $164,000 due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment. Unamortized deferred financing costs and fees amounting to $242,000 pertaining to the 2016 Term Loan were written off on August 5, 2019.

As a result of the prepayment of the 2016 Term Loan and the partial prepayment of the 2017 Term Loan, the Company recorded a net gain(loss) on extinguishment of debt of ($98,000) and $1.8 million for the three and nine months ended September 30, 2019, respectively.

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility and term loans as of September 30, 2019.

As of September 30, 2019 and December 31, 2018, the Company’s unsecured credit facility and term loans totaled $488.8 million and $790.9 million, respectively, comprised of: $208.0 million outstanding borrowings under its unsecured revolving credit facility and $279.7 million from the 2017 Term Loan (net of unamortized deferred financing costs of $0.3 million) as of September 30, 2019; and $117.0 million of outstanding borrowings under its unsecured revolving credit facility, $350.0 million from the 2016 Term Loan and $323.9 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.7 million) as of December 31, 2018.

9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of September 30, 2019, 21 of the Company’s properties, with a total carrying value of approximately $3.2 billion are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of September 30, 2019.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

		Effective	September 30,	December 31,
Property/Project Name	Lender	Rate (a)	2019	2018	Maturity
Park Square (b)	Wells Fargo Bank N.A.	LIBOR+1.87%	$-	$25,167	-
Worcester (c)	Citizens Bank	LIBOR+2.50%	57,883	56,892	12/10/19
Monaco (d)	The Northwestern Mutual Life Insurance Co.	3.15%	167,157	168,370	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	3,951	4,000	12/01/21
Port Imperial 4/5 Hotel (e)	Fifth Third Bank & Santander	LIBOR+4.50%	56,636	73,350	04/09/22
Chase III (f)	Fifth Third Bank	LIBOR+2.50%	13,837	-	05/16/22
Port Imperial South 9 (g)	Bank of New York Mellon	LIBOR+2.13%	4,238	-	12/19/22
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Alterra I & II (h)	Capital One/FreddieMac	3.85%	100,000	100,000	02/01/24
250 Johnson (i)	Nationwide Life Insurance Company	3.74%	43,000	41,769	08/01/24
Liberty Towers	American General Life Insurance Company	3.37%	232,000	-	10/01/24
The Chase at Overlook Ridge (j)	New York Community Bank	3.74%	135,750	135,750	01/01/25
Portside 5/6	New York Life Insurance Company	4.56%	97,000	97,000	03/10/26
Marbella	New York Life Insurance Company	4.17%	131,000	131,000	08/10/26
Marbella II (k)	New York Life Insurance Company	4.29%	117,000	-	08/10/26
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Short Hills Portfolio (l)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Port Imperial South 11	The Northwestern Mutual Life Insurance Co.	4.52%	100,000	100,000	01/10/29
Soho Lofts	New York Community Bank	3.77%	160,000	-	07/01/29
Riverwatch Commons (m)	New York Community Bank	3.79%	30,000	-	07/01/29
111 River St.	Athene Annuity and Life Company	3.90%	150,000	-	09/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.85%	32,600	32,600	12/01/29

Principal balance outstanding			2,106,550	1,440,396
Unamortized deferred financing costs			(13,917)	(8,998)

Total mortgages, loans payable and other obligations, net			$2,092,633	$1,431,398

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On January 16, 2019, the loan was repaid using proceeds from the disposition of Park Square.
(c)	This construction loan has a maximum borrowing capacity of $58 million and provides, subject to certain conditions, two one year extension options with a fee of 15 basis points each year.
(d)

This mortgage loan, which includes unamortized fair value adjustment of $2.1 million as of September 30, 2019, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers.

(e)

This construction loan has a maximum borrowing capacity of $94 million and provides, subject to certain conditions, two one year extension options with a fee of 20 basis points for each year. On June 28, 2019, the Company paid down the loan by $30 million using proceeds from the June 28, 2019 Rockpoint transaction. See Note 12: Commitments and Contingencies - Construction Projects. At its original scheduled maturity in October 2019, the loan was amended and restated with a new interest rate and a new maturity date of April 2022.

(f)	This construction loan has a maximum borrowing capacity of $62 million and provides, subject to certain conditions, one 18-month extension option with a fee of 25 basis points.
(g)	This construction loan has a maximum borrowing capacity of $92 million and provides, subject to certain conditions, one one year extension option with a fee of 15 basis points.
(h)	This mortgage was retired upon disposition of the properties on October 23, 2019.
(i)	On July 29, 2019, the Company repaid the construction loan from the proceeds of a new $43 million mortgage loan that matures on August 1, 2024.
(j)	This mortgage was retired upon disposition of the property on October 23, 2019.
(k)

On January 31, 2019, the Company acquired the majority equity partner's 50 percent interest. Concurrently with the closing, the joint venture repaid in full the property's $74.7 million mortgage loan and obtained a new loan in the amount of $117 million.

(l)	This mortgage loan was obtained by the Company in March 2017 to partially fund the acquisition of the Short Hills/Madison portfolio.
(m)	Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the nine months ended September 30, 2019 and 2018 was $75,120,000 and $66,044,000, respectively. Interest capitalized by the Company for the nine months ended September 30, 2019 and 2018 was $14,315,000 and $21,274,000, respectively (which amounts included $990,000 and $562,000 for the nine months ended September 30, 2019 and 2018, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of September 30, 2019, the Company’s total indebtedness of $3,169,550,000 (weighted average interest rate of 3.86 percent) was comprised of $340,594,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.14 percent) and fixed rate debt and other obligations of $2,828,956,000 (weighted average rate of 3.82 percent).

As of December 31, 2018, the Company’s total indebtedness of $2,807,396,000 (weighted average interest rate of 3.89 percent) was comprised of $314,177,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.90 percent) and fixed rate debt and other obligations of $2,493,219,000 (weighted average rate of 3.76 percent).

10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2019 and 2018 was $212,000 and $237,000, respectively, and $720,000 and $735,000 for the nine months ended September 30, 2019 and 2018, respectively.

11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2019 and December 31, 2018. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2019 and December 31, 2018.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $3,127,626,000 and $2,711,712,000 as compared to the book value of approximately $3,151,561,000 and $2,792,651,000 as of September 30, 2019 and December 31, 2018, respectively. The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

The Company identified as held for sale three office properties, three multi-family rental properties and one retail pad as of September

30, 2019 with an aggregate carrying value for the rental property of $419.2 million. The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $536.6 million. The Company determined that the carrying value of two of the properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $35.1 million during the three months ended September 30, 2019.

As part of its ongoing portfolio assessment process, the Company made the decision to pursue selling a 317,040 square foot office property. The Company evaluated the recoverability of the carrying value of this property and determined that due to the shortening of the expected period of ownership, it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded a valuation impairment charge of $5.8 million at June 30, 2019.

Additionally, at September 30, 2019, the Company evaluated the recoverability of the carrying value of certain properties and undeveloped land, being considered for sale in the short or medium term and determined that due to the potential shortening of the expected period of ownership, it was necessary to reduce the carrying value of the properties and land to their estimated fair values. The Company also recorded an impairment charge of $451,000 on miscellaneous investments. Accordingly, the Company recorded a property impairment charge of $5.9 million and land and other impairment charges of $6.1 million at September 30, 2019.

The Company owns two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties. During the fourth quarter 2018, the Company made the decision to pursue selling the land parcels as opposed to development. Due to the shortening of the expected period of ownership, the Company determined that it was necessary to reduce the carrying value of the land parcels to their estimated fair value and recorded land impairments charges of $24.6 million at December 31, 2018. As a result of its periodic evaluation of the recoverability of the carrying value, the Company recorded additional land impairment charges of $0.2 and $2.7 million in the three and nine months ended September 30, 2019, respectively.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

12.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $49.5 million. The PILOT totaled $226,000 and $270,000 for the three months ended September 30, 2019 and 2018, respectively, and $766,000 and $810,000 for the nine months ended September 30, 2019 and 2018, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $170.9 million. The PILOT totaled $1.0 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $3.2 and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein. The PILOT totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022. The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration. The PILOT totaled $352,000 and $352,000 for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues, as defined. The PILOT totaled $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein. The PILOT totaled $1 million for the period from acquisition (January 31, 2019) through September 30, 2019.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2019 and December 31, 2018, are as follows (dollars in thousands):

As of September 30, 2019
Year	Amount
October 1 through December 31, 2019	$437
2020	1,750
2021	1,750
2022	1,750
2023	1,756
2024 through 2098	157,871
Total lease payments	165,314
Less: imputed interest	(141,569)

Total	$23,745

As of December 31, 2018
Year	Amount
2019	$2,470
2020	2,491
2021	2,491
2022	2,491
2023	2,491
2024 through 2098	210,117

Total	$222,551

Ground lease expense incurred by the Company amounted to $640,000 and $608,000 during the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases,

which had a balance of $22.4 million at September 30, 2019 for five ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 5.637 percent to 7.618 percent for the remaining ground lease terms ranging from 6.25 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 313-unit multi-family project known as Building 8/9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $62.1 million have been incurred through September 30, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $57.4 million of construction costs, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge in Malden, Massachusetts, which began construction in third quarter 2018. The construction project, which is estimated to cost $100.6 million, of which $52.8 million have been incurred through September 30, 2019, is expected to be ready for occupancy in the first half of 2020. The Company is expected to fund $38.6 million of construction costs, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

The Company is developing a 198-unit multi-family project at 233 Canoe Brook – Apartments located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.6 million, of which $42.3 million have been incurred through September 30, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company is expected to fund $35.6 million of the construction costs, and the remaining construction costs are expected to be funded primarily from a $64 million construction loan.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $470.5 million, of which $114 million have been incurred through September 30, 2019, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $170.5 million of the construction costs, and the remaining construction costs are expected to be funded primarily from $300 million in future construction financing.

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

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of September 30, 2019, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 28 of the Company’s properties, as well as certain land and development projects, with an aggregate carrying value of approximately $1.7 billion, are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

As of September 30, 2019
Year	Amount
October 1 through December 31, 2019	$53,348
2020	267,866
2021	248,531
2022	230,474
2023	201,454
2024 and thereafter	886,231

Total	$1,887,904

As of December 31, 2018
Year	Amount
2019	$314,708
2020	306,559
2021	284,120
2022	258,076
2023	220,533
2024 and thereafter	923,061

Total	$2,307,057

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

On June 26, 2019, the Company, RRT, RRLP, certain other affiliates of the Company and Rockpoint entered into an additional preferred equity investment agreement (the “Add On Investment Agreement”). The closing under the Add On Investment Agreement occurred on June 28, 2019. Pursuant to the Add On Investment Agreement, Rockpoint invested an additional $100 million in Preferred Units and RRT agreed to contribute to RRLP two additional properties located in Jersey City, New Jersey. In addition, Rockpoint has a right of first refusal to invest another $100 million in Preferred Units in the event RRT determines that RRLP requires additional capital prior to March 1, 2023 and, subject thereto, RRLP may issue up to approximately $154 million in Preferred Units to RRT or an affiliate so long as at the time of such funding RRT determines in good faith that RRLP has a valid business purpose to use such proceeds. Included in general and administrative expenses for the three and nine months ended September 30, 2019 were $371,000 in fees associated with the modifications of the Original Investment Agreement, which were made upon signing of the Add On Investment Agreement.

Under the terms of the new transaction with Rockpoint, the cash flow from operations of RRLP will be distributable to Rockpoint and RRT as follows:

•first, to provide a 6% annual return to Rockpoint and RRT on their capital invested in Preferred Units (the “Preferred Base Return”);

•second, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a 6% annual return (the “RRT Base Return”) on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future; and

•third, pro rata to Rockpoint and RRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at September 30, 2019, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units).

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

•fifth, pro rata to Rockpoint and RRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at September 30, 2019, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units); and

•sixth, to Rockpoint and RRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to RRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at September 30, 2019, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to RRT in respect of Preferred Units and 87.728% to RRT in respect of Common Units).

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

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of September 30, 2019. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $491 million as of September 30, 2019.

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

The following table sets forth the changes in Redeemable noncontrolling interests for the three months ended September 30, 2019 and 2018, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at July 1, 2019	$52,324	$444,048	$496,372
Redeemable Noncontrolling Interests Issued (issuance costs)	-	(67)	(67)
Net	52,324	443,981	496,305
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment (including value adjustment
attributable to Add On Investment Agreement)	-	3,814	3,814
Balance at September 30, 2019	$52,324	$447,795	$500,119

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at July 1, 2018	$52,324	$231,891	$284,215
Redeemable Noncontrolling Interests Issued	-	20,000	20,000
Net	52,324	251,891	304,215
Income Attributed to Noncontrolling Interests	455	3,330	3,785
Distributions	(455)	(3,330)	(3,785)
Redemption Value Adjustment	-	3,200	3,200
Balance at September 30, 2018	$52,324	$255,091	$307,415

The following table sets forth the changes in Redeemable noncontrolling interests for the nine months ended September 30, 2019 and 2018, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2019	$52,324	$278,135	$330,459
Redeemable Noncontrolling Interests Issued (net of new
issuance costs of $1.5 million)	-	143,450	143,450
Net	52,324	421,585	473,909
Income Attributed to Noncontrolling Interests	1,365	14,779	16,144
Distributions	(1,365)	(14,779)	(16,144)
Redemption Value Adjustment (including value adjustment
attributable to Add On Investment Agreement)	-	26,210	26,210
Redeemable noncontrolling interests as of September 30, 2019	$52,324	$447,795	$500,119

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2018	$52,324	$159,884	$212,208
Redeemable Noncontrolling Interests Issued	-	85,000	85,000
Net	52,324	244,884	297,208
Income Attributed to Noncontrolling Interests	1,365	8,208	9,573
Distributions	(1,365)	(8,208)	(9,573)
Redemption Value Adjustment	-	10,207	10,207
Redeemable noncontrolling interests as of September 30, 2018	$52,324	$255,091	$307,415

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

The following table reflects the activity of the General Partner capital for the three and nine months ended September 30, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Opening Balance	$1,645,587	$1,487,247	$1,486,658	$1,476,295
Net income (loss)	(55,928)	(1,478)	166,513	40,307
Common stock distributions	(18,106)	(18,056)	(54,282)	(54,136)
Redeemable noncontrolling interests	(3,025)	(2,666)	(22,936)	(8,799)
Change in noncontrolling interests in consolidated
joint ventures	-	-	(1,958)	-
Redemption of common units for common stock	-	400	705	4,141
Redemption of common units	-	-	(1,665)	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	10	13	31	(41)
Directors' deferred compensation plan	81	127	238	378
Stock Compensation	7	202	490	1,153
Cancellation of restricted shares	-	-	-	(583)
Cancellation of unvested LTIP units	-	-	2,819	-
Other comprehensive income (loss)	(791)	318	(8,993)	6,545
Rebalancing of ownership percent between parent and
subsidiaries	1,426	937	1,641	1,784
Balance at September 30	$1,569,261	$1,467,044	$1,569,261	$1,467,044

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”). The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of September 30, 2019, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million. Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

Information regarding the Company’s stock option plans is summarized below for the three months ended September 30, 2019 and 2018, respectively:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at July 1, 2019	800,000	$17.31	$4,784
Granted, Lapsed or Cancelled	-	-
Outstanding at September 30, 2019 ($17.31)	800,000	$17.31	$3,480
Options exercisable at September 30, 2019	800,000
Available for grant at September 30, 2019	751,936

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at July 1, 2018	800,000	$17.31	$2,376
Granted, Lapsed or Cancelled	-	-
Outstanding at September 30, 2018 ($17.31)	800,000	$17.31	$3,160
Options exercisable at September 30, 2018	800,000
Available for grant at September 30, 2018	1,521,655

Information regarding the Company’s stock option plans is summarized below for the nine months ended September 30, 2019 and 2018, respectively.

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2019	800,000	$17.31	$1,824
Granted, Lapsed or Cancelled	-	-
Outstanding at September 30, 2019 ($17.31)	800,000	$17.31	$3,480
Options exercisable at September 30, 2019	800,000
Available for grant at September 30, 2019	751,936

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2018	800,000	$17.31	$3,400
Granted, Lapsed or Cancelled	-	-
Outstanding at September 30, 2018 ($17.31)	800,000	$17.31	$3,160
Options exercisable at September 30, 2018	800,000
Available for grant at September 30, 2018	1,521,655

There were no stock options exercised under any stock option plans for the nine months ended September 30, 2019 and 2018, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of September 30, 2019 and December 31, 2018, the stock options outstanding had a weighted average remaining contractual life of approximately 5.7 and 6.4 years, respectively.

The Company recognized stock options expense of zero for each of the three months ended September 30, 2019 and 2018, and zero and $193,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

The weighted average fair value of the AO LTIP Units granted during the nine months ended September 30, 2019 was $3.98 per AO LTIP Unit. The fair value of each AO LTIP Unit grant is estimated on the date of grant using the Monte Carlo method. The following weighted average assumptions are included in the Company’s fair value calculations of AO LTIP Units granted during the nine months ended September 30, 2019:

AO LTIP
Units
Expected life (in years)	5.5 - 6.0
Risk-free interest rate	2.6%
Volatility	29.0%
Dividend yield	3.5%

As of September 30, 2019, the Company had $2.1 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 3.4 years. The Company recognized AO LTIP unit expense of $155,000 and $342,000 for the three and nine months ended September 30, 2019, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven year vesting period, of which 24,200 unvested shares were legally outstanding at September 30, 2019. Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below for the three months ended September 30, 2019 and 2018, respectively:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at July 1, 2019	26,136	$25.80
Cancelled	(1,936)	25.83
Outstanding at September 30, 2019	24,200	$25.83

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at July 1, 2018	71,161	$22.63
Cancelled	(3,872)	25.83
Outstanding at September 30, 2018	67,289	$22.43

Information regarding the Restricted Stock Awards grant activity is summarized below for the nine months ended September 30, 2019 and 2018, respectively:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2019	67,289	$22.43
Vested	(41,153)	20.29
Cancelled	(1,936)	25.83
Outstanding at Sepember 30, 2019	24,200	$25.83

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2018	108,318	$25.49
Granted	40,185	20.16
Vested	(72,502)	25.33
Cancelled	(8,712)	25.83
Outstanding at September 30, 2018	67,289	$22.43

As of September 30, 2019, the Company had no unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.

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

As of September 30, 2019, the Company had no unrecognized compensation cost as there are no unvested PSUs outstanding under the Company’s stock compensation plans.

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

The 2019 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period from March 22, 2019 through March 21, 2022. Participants of performance-based awards in the 2019 OPP will only earn the full awards if, over the three year performance period, the Company achieves a thirty-six percent (36%) absolute total stockholder return (“TSR”) and if the Company’s TSR is in the 75th percentile of performance as compared to the office REITs in the NAREIT index.

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

As a result of targets for vesting not being achieved or management and other personnel changes during the nine months ended September 30, 2019, the employees forfeited and cancelled 354,422 2016 LTIP Awards, 1,792 2017 LTIP Awards and 3,540 2018 LTIP Awards. As of September 30, 2019, a total of 11,155 2016 PBV LTIP Units, 79,266 2016 TBV LTIP Units, 390,654 2017 PBV LTIP Units, 80,434 2017 TBV LTIP Units, 629,252 2018 PBV LTIP Units, 193,217 2018 TBV LTIP Units, 392,476 2019 PBV LTIP Units and 173,147 2019 TBV LTIP Units, net of LTIP Units forfeited and cancelled, were outstanding. The LTIP Units were valued in accordance with ASC 718 – Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of September 30, 2019, the Company had $14.1 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

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

During the three months ended September 30, 2019 and 2018, respectively, 3,724 and 6,331 deferred stock units were earned. During the nine months ended September 30, 2019 and 2018, 10,767 and 19,918 deferred stock units were earned, respectively. As of September 30, 2019, June 30, 2019 and December 31, 2018, there were 56,176, 55,003 and 236,383 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period. Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three and nine months ended September 30, 2019 and 2018 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPS	2019	2018	2019	2018
Net income (loss)	$(56,021)	$1,689	$199,244	$53,878
Add (deduct): Noncontrolling interests in consolidated joint ventures	405	451	2,500	576
Add (deduct): Noncontrolling interests in Operating Partnership	6,159	167	(19,087)	(4,574)
Add (deduct): Redeemable noncontrolling interests	(6,471)	(3,785)	(16,144)	(9,573)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(3,025)	(2,666)	(22,936)	(8,799)
Net income (loss) available to common shareholders for basic earnings per share	$(58,953)	$(4,144)	$143,577	$31,508

Weighted average common shares	90,584	90,468	90,539	90,355

Basic EPS:
Net income (loss) available to common shareholders	$(0.65)	$(0.05)	$1.59	$0.35

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Diluted EPS	2019	2018	2019	2018
Net income (loss) available to common shareholders for basic earnings per share	$(58,953)	$(4,144)	$143,577	$31,508
Add (deduct): Noncontrolling interests in Operating Partnership	(6,159)	(167)	19,087	4,574
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(334)	(302)	(2,541)	(999)
Net income (loss) available for diluted earnings per share	$(65,446)	$(4,613)	$160,123	$35,083

Weighted average common shares	100,560	100,712	100,802	100,684

Diluted EPS:
Net income (loss) available to common shareholders	$(0.65)	$(0.05)	$1.59	$0.35

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic EPS shares	90,584	90,468	90,539	90,355
Add: Operating Partnership – common and vested LTIP units	9,976	10,244	10,068	10,251
Restricted Stock Awards	-	-	24	-
Stock Options	-	-	171	78
Diluted EPS Shares	100,560	100,712	100,802	100,684

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in the three months ended September 30, 2019 and in the three months and nine months ended September 30, 2018 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the three months ended September 30, 2019 and 2018 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of September 30, 2019 and September 30, 2018 were 1,826,331 and 1,766,320 LTIP Units, respectively. Unvested restricted stock outstanding as of September 30, 2019 and 2018 were 24,200 and 67,289 shares, respectively. Unvested AO LTIP Units outstanding as of September 30, 2019 and 2018 were 625,000 and zero, respectively.

Dividends declared per common share for each of the three month periods ended September 30, 2019 and 2018 was $0.20 per share.

Dividends declared per common share for each of the nine month periods ended September 30, 2019 and 2018 was $0.60 per share.

Mack-Cali Realty, L.P.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPU	2019	2018	2019	2018
Net income (loss)	$(56,021)	$1,689	$199,244	$53,878
Add (deduct): Noncontrolling interests in consolidated joint ventures	405	451	2,500	576
Add (deduct): Redeemable noncontrolling interests	(6,471)	(3,785)	(16,144)	(9,573)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(3,359)	(2,968)	(25,477)	(9,798)
Net income (loss) available to common unitholders for basic earnings per unit	$(65,446)	$(4,613)	$160,123	$35,083

Weighted average common units	100,560	100,712	100,607	100,606

Basic EPU:
Net income (loss) available to common unitholders for basic earnings per unit	$(0.65)	$(0.05)	$1.59	$0.35

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Diluted EPU	2019	2018	2019	2018
Net income (loss) available to common unitholders for diluted earnings per unit	$(65,446)	$(4,613)	$160,123	$35,083

Weighted average common unit	100,560	100,712	100,802	100,684

Diluted EPU:
Net income (loss) available to common unitholders	$(0.65)	$(0.05)	$1.59	$0.35

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic EPU units	100,560	100,712	100,607	100,606
Add: Restricted Stock Awards	-	-	24	-
Add: Stock Options	-	-	171	78
Diluted EPU Units	100,560	100,712	100,802	100,684

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in the three months ended September 30, 2019 and in the three months and nine months ended September 30, 2018 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the three months ended September 30, 2019 and 2018 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested LTIP Units outstanding as of September 30, 2019 and September 30, 2018 were 1,826,331 and 1,766,320 LTIP Units, respectively. Unvested restricted stock outstanding as of September 30, 2019 and 2018 were 24,200 and 67,289 shares, respectively. Unvested AO LTIP Units outstanding as of September 30, 2019 and 2018 were 625,000 and zero, respectively.

Distributions declared per common unit for each of the three month periods ended September 30, 2019 and 2018 was $0.20 per unit. Distributions declared per common unit for each of the nine month periods ended September 30, 2019 and 2018 was $0.60 per share.

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

The following table reflects the activity of noncontrolling interests for the three and nine months ended September 30, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Opening Balance	$230,461	$190,069	$210,523	$192,428
Net income	(93)	3,167	32,731	13,571
Unit distributions	(2,360)	(2,364)	(6,417)	(6,760)
Redeemable noncontrolling interests	(6,805)	(4,087)	(18,685)	(10,572)
Change in noncontrolling interests in consolidated joint ventures	-	22,735	9,110	22,786
Redemption of common units for common stock	-	(400)	(705)	(4,141)
Redemption of common units	(65)	-	(5,030)	-
Stock compensation	1,973	1,568	5,561	3,806
Cancellation of restricted shares	-	(165)	-	(454)
Cancellation of unvested LTIP units	-	-	(2,889)	-
Other comprehensive income (loss)	(87)	36	(960)	742
Rebalancing of ownership percentage between parent and subsidiaries	(1,426)	(937)	(1,641)	(1,784)
Balance at September 30	$221,598	$209,622	$221,598	$209,622

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2019, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $1.6 million as of September 30, 2019.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to the General Partner)

Common Units

On March 29, 2019, 301,638 Common Units were redeemed by the Company at their fair market value of $6.6 million as payment received for two of the properties disposed of in the Flex portfolio.

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the Common Units and LTIP Units in the Operating Partnership for the three months ended September 30, 2019 and 2018, respectively.

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Outstanding at July 1, 2019	9,976,344	1,826,331
Redemption of common units	(3,000)	-
Outstanding at September 30, 2019	9,973,344	1,826,331

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Outstanding at July 1, 2018	10,266,143	1,795,747
Redemption of common units for shares of common stock	(24,294)	-
Cancellation of units	-	(29,427)
Outstanding at September 30, 2018	10,241,849	1,766,320

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the Common Units and LTIP Units in the Operating Partnership for the nine months ended September 30, 2019 and 2018, respectively.

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2019	10,229,349	1,707,106
Issuance of LTIP units	-	565,623
Redemption of common units for shares of common stock	(38,011)	-
Redemption of common units	(304,638)	-
Conversion of vested LTIP units to common units	18,438	-
Vested LTIP units	68,206	(86,644)
Cancellation of unvested LTIP units	-	(359,754)

Balance at September 30, 2019	9,973,344	1,826,331

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2018	10,438,855	1,230,877
Issuance of LTIP units	-	864,024
Redemption of common units for shares of common stock	(252,070)	-
Vested LTIP units	55,064	(55,064)
Cancellation of units	-	(273,517)

Balance at September 30, 2018	10,241,849	1,766,320

Noncontrolling Interests Ownership in Operating Partnership

As of September 30, 2019 and December 31, 2018, the noncontrolling interests common unitholders owned 9.9 percent and 10.2 percent of the Operating Partnership, respectively.

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

PARTICIPATION RIGHTS

The Company’s interests in certain real estate projects (two properties and one future development) each provide for the initial distributions of net cash flow solely to the Company, and thereafter, other parties have participation rights in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an IRR of 10 percent per annum.

17.    SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio. The Company’s multi-family services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2019 and 2018. The Company had no long lived assets in foreign locations as of September 30, 2019 and December 31, 2018. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services).

Selected results of operations for the three and nine months ended September 30, 2019 and 2018 and selected asset information as of September 30, 2019 and December 31, 2018 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
September 30, 2019	$84,705	$46,453	$726	$131,884
September 30, 2018	100,489	30,942	683	132,114
Nine months ended:
September 30, 2019	268,136	127,521	937	396,594
September 30, 2018	317,467	79,582	621	397,670

Total operating and
interest expenses (a):
Three months ended:
September 30, 2019	$35,934	$23,989	$31,211	$91,134
September 30, 2018	43,774	19,272	25,994	89,040
Nine months ended:
September 30, 2019	113,155	$67,606	$98,576	279,337
September 30, 2018	140,872	51,563	77,689	270,124

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
September 30, 2019	$307	$(420)	$-	$(113)
September 30, 2018	713	(1,400)	-	(687)
Nine months ended:
September 30, 2019	1,540	(2,422)	-	(882)
September 30, 2018	1,482	(649)	-	833

Net operating income (loss) (b):
Three months ended:
September 30, 2019	$49,078	$22,044	$(30,485)	$40,637
September 30, 2018	57,428	10,270	(25,311)	42,387
Nine months ended:
September 30, 2019	156,521	57,493	(97,639)	116,375
September 30, 2018	178,077	27,370	(77,068)	128,379

Total assets:
September 30, 2019	$2,327,132	$3,332,241	$61,562	$5,720,935
December 31, 2018	2,687,178	2,260,497	112,969	5,060,644

Total long-lived assets (c):
September 30, 2019	$2,100,625	$3,051,319	$34,609	$5,186,553
December 31, 2018	2,413,696	1,973,826	33,157	4,420,679

Total investments in
unconsolidated joint ventures:
September 30, 2019	$10,808	$202,691	$-	$213,499
December 31, 2018	13,699	218,771	280	232,750

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

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net operating income	$40,637	$42,387	$116,375	$128,379
Add (deduct):
Depreciation and amortization	(49,538)	(45,813)	(146,936)	(128,523)
Property impairments	(5,894)	-	(11,696)	-
Land impairments	(6,345)	-	(8,844)	-
Gain on change of control of interests	-	14,217	13,790	14,217
Realized gains (losses) and unrealized losses on disposition of
rental property, net	(35,079)	(9,102)	233,285	50,094
Gain on disposition of developable land	296	-	566	-
Gain on sale of investment in unconsolidated joint venture	-	-	903	-
Gain (loss) from extinguishment of debt, net	(98)	-	1,801	(10,289)
Net income (loss)	(56,021)	1,689	199,244	53,878
Noncontrolling interests in consolidated joint ventures	405	451	2,500	576
Noncontrolling interests in Operating Partnership	6,159	167	(19,087)	(4,574)
Redeemable noncontrolling interests	(6,471)	(3,785)	(16,144)	(9,573)
Net income (loss) available to common shareholders	$(55,928)	$(1,478)	$166,513	$40,307

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net operating income	$40,637	$42,387	$116,375	$128,379
Add (deduct):
Depreciation and amortization	(49,538)	(45,813)	(146,936)	(128,523)
Property impairments	(5,894)	-	(11,696)	-
Land impairments	(6,345)	-	(8,844)	-
Gain on change of control of interests	-	14,217	13,790	14,217
Realized gains (losses) and unrealized losses on disposition of
rental property, net	(35,079)	(9,102)	233,285	50,094
Gain on disposition of developable land	296	-	566	-
Gain on sale of investment in unconsolidated joint venture	-	-	903	-
Gain (loss) from extinguishment of debt, net	(98)	-	1,801	(10,289)
Net income (loss)	(56,021)	1,689	199,244	53,878
Noncontrolling interests in consolidated joint ventures	405	451	2,500	576
Redeemable noncontrolling interests	(6,471)	(3,785)	(16,144)	(9,573)
Net income (loss) available to common unitholders	$(62,087)	$(1,645)	$185,600	$44,881

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

As of September 30, 2019, the Company owned or had interests in 76 properties (collectively, the “Properties”), consisting of 45 office properties, totaling approximately 11.7 million square feet leased to approximately 400 commercial tenants, 24 multi-family rental properties containing 7,904 apartment units, four parking/retail properties, two hotels and a parcel of land leased to a third party. The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 2.0 million square feet of additional commercial space and approximately 10,000 apartment units.

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

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the lease percentage has declined or stabilized. The percentage leased in the Company’s consolidated portfolio of stabilized core operating commercial properties aggregating 11.2 million, 11.2 million and 14.5 million square feet at September 30, 2019, June 30, 2019 and September 30, 2018, respectively, was 80.8 percent leased at September 30, 2019 as compared to 79.8 percent leased at June 30, 2019 and 84.2 percent leased at September 30, 2018 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired at September 30, 2019, June 30, 2019 and September 30, 2018 aggregate 18,825, 18,432 and 9,771 square feet, respectively, or 0.2, 0.2 and 0.1 percentage of the net rentable square footage, respectively. Rental rates (including escalations) on the Company’s core commercial space that was renewed (based on first rents payable) during the three months ended September 30, 2019 (on 10,742 square feet of renewals) increased an average of 11.4 percent compared to rates that were in effect under the prior leases, as compared to a 33.7 percent increase during the three months ended September 30, 2018 (on 378,909 square feet of renewals). Estimated lease costs for the renewed leases during the three months ended September 30, 2019 averaged $5.01 per square foot per year for a weighted average lease term of 4.1 years, and estimated lease costs for the renewed leases during the three months ended September 30, 2018 averaged $4.93 per square foot per year for a weighted average lease term of 5.5 years. The Company believes that vacancy rates at its commercial properties have reached a bottom as the majority of the known move-outs at its waterfront portfolio have already occurred, and commercial rental rates may increase in some of its markets in 2019. As of September 30, 2019, commercial leases which comprise approximately 1.2 and 6.5 percent of the Company’s annualized base rent are scheduled to expire during the years ending December 31, 2019 and 2020, respectively. With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If these recent leasing results do not prove to be sustaining through the remainder of 2019, the Company may receive less revenue from the same space.

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

•results from operations for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, and

•liquidity and capital resources.

Recent Transactions

Acquisitions

The Company acquired the following rental properties (which was determined to be an asset acquisition in accordance with ASU 2017-01) during the nine months ended September 30, 2019 (dollars in thousands):

				Rentable
Acquisition			# of	Square Feet/	Acquisition
Date	Property Address	Location	Bldgs.	Apartment Units	Costs
02/06/19	99 Wood Avenue (a)	Iselin, New Jersey	1	271,988	$61,858
04/01/19	Soho Lofts Apartments (a)	Jersey City, New Jersey	1	377	264,578
09/26/19	Liberty Towers Apartments (b)	Jersey City, New Jersey	1	648	410,483

Total Acquisitions			3		$736,919

(a)	This acquisition was funded using funds available with the Company's qualified intermediary and through borrowing under the Company's unsecured revolving credit facility.

(b)	This acquisition was funded through borrowings under the Company's unsecured revolving credit facility and a new $232 million mortgage loan collateralized by the property.

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

Properties Commencing Initial Operations

The following property commenced initial operations during the nine months ended September 30, 2019 (dollars in thousands):

				# of	Total
In Service				Apartment Units/	Development
Date	Property	Location	Type	Rooms	Costs Incurred
07/09/19	Autograph Collection By Marriott (Phase II)	Weehawken, NJ	Hotel	208	$105,477
Totals				208	$105,477

Consolidation

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent preferred controlling interest for $77.5 million in cash. The property was subject to a mortgage loan that had a principal balance of $74.7 million. The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility. Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan collateralized by the property in the amount of $117 million, which bears interest at 4.2 percent and matures in August 2026. The Company received $43.3 million in distribution from the loan proceeds which was used to acquire the equity partner’s 50 percent interest. As the result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest. In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE. As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates). As a result, the Company recorded a gain on change of control of interests of $13.8 million (a non-cash item) in the nine months ended September 30, 2019, in which the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4. Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $15.3 million and the noncontrolling interest’s fair value of $13.7 million. See Note 9: Mortgages, Loans Payable and Other Obligations.

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

Dispositions/Rental Property Held for Sale

The Company disposed of the following office and multi-family properties during the nine months ended September 30, 2019 (dollars in thousands):

								Realized
								Gains
				Rentable		Net	Net	(losses)/
Disposition			# of	Square		Sales	Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet		Proceeds	Value	Losses, net
01/11/19	721 Route 202-206 South (a)	Bridgewater, New Jersey	1	192,741		$5,651	$5,410	$241
01/16/19	Park Square Apartments (b)	Rahway, New Jersey	1	159	units	34,045	34,032	13
01/22/19	2115 Linwood Avenue	Fort Lee, New Jersey	1	68,000		15,197	7,433	7,764
02/27/19	201 Littleton Road (c)	Morris Plains, New Jersey	1	88,369		4,842	4,937	(95)
03/13/19	320 & 321 University Avenue	Newark, New Jersey	2	147,406		25,552	18,456	7,096
03/29/19	Flex portfolio (d)	New York and Connecticut	56	3,148,512		470,348	214,758	255,590
06/18/19	650 From Road (e)	Paramus, New Jersey	1	348,510		37,801	40,046	(2,245)
Sub-total						593,436	325,072	268,364

Unrealized losses on rental property held for sale (see below)								(35,079)
Totals			63	3,993,538		$593,436	$325,072	$233,285

(a)	The Company recorded a valuation allowance of $9.3 million on this property during the year ended December 31, 2018.
(b)	The Company recorded a valuation allowance of $6.3 million on this property during the year ended December 31, 2018.
(c)	The Company recorded a valuation allowance of $3.6 million on this property during the year ended December 31, 2018.
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

On April 30, 2019, the Company disposed of developable land holding located in Malden, Massachusetts for net sales proceeds of approximately $685,000. The Company recorded a gain of approximately $270,000 on the disposition. On September 20, 2019, the Company disposed of developable land holding located in Revere, Massachusetts for net sales proceeds of approximately $1,185,000. The Company recorded a gain of approximately $296,000 on the disposition.

The Company identified as held for sale three office properties totaling 697,000 square feet, three multi-family properties totaling 1,386 units and one retail pad leased to others as of September 30, 2019. The properties are located in Fort Lee, Parsippany, Hanover and Neptune, New Jersey, and Malden and Revere, Massachusetts. The total estimated sales proceeds, net of expected selling costs, from the sales are expected to be approximately $536.6 million. The Company determined that the carrying value of two of the properties was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized loss allowance of $35.1 million during the three months ended September 30, 2019. In October 2019, the Company completed the sale of one of the office properties and three multi-family properties held for sale for approximately $433 million.

On October 3, 2019, the Company entered into a Purchase and Sale Agreement (the “Overlook Ridge Agreement”) with affiliates of the Rockpoint Group, L.L.C. (collectively, the “Overlook Purchasers”) to sell to the Overlook Purchasers the Company’s Chase at Overlook Ridge and Alterra at Overlook Ridge properties located in Malden and Revere, Massachusetts, respectively, (the “Overlook Ridge Properties”) for an aggregate sale price of $411.5 million. The Overlook Ridge Properties are multi-family residential properties totaling 1,386 residential units and were identified as held for sale as of September 30, 2019, as referenced earlier. The Overlook Ridge Agreement is filed as Exhibit 10.108 to this Quarterly Report on Form 10-Q.

The sale of the Overlook Ridge Properties was completed on October 23, 2019. Proceeds from the sale were used primarily to retire mortgage loans of $235.8 million and to repay outstanding borrowings under the Company’s revolving credit facility that were drawn to fund a portion of the Company's purchase of Liberty Towers.

Impairments

As part of its ongoing portfolio assessment process, the Company made the decision in the second quarter 2019 to pursue selling a 317,040 square foot office property. The Company evaluated the recoverability of the carrying value of this property and determined that due to the shortening of the expected period of ownership, it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded a valuation impairment charge of $5.8 million at June 30, 2019.

Additionally, at September 30, 2019, the Company evaluated the recoverability of the carrying value of certain properties and undeveloped land, being considered for sale in the short or medium term and determined that due to the potential shortening of the expected period of ownership, it was necessary to reduce the carrying value of the properties and land to their estimated fair values. The Company also recorded an impairment charge of $451,000 on miscellaneous investments. Accordingly, the Company recorded a property impairment charge of $5.9 million and land and other impairment charges of $6.1 million at September 30, 2019.

The Company owns two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties. During the fourth quarter 2018, the Company made the decision to pursue selling the land parcels as opposed to development. Due to the shortening of the expected periods of ownership, the Company determined that it was necessary to reduce the carrying value of the land parcels to their estimated fair value and recorded land impairments charges of $24.6 million at December 31, 2018. As a result of its periodic evaluation of the recoverability of the carrying value, the Company recorded additional land impairment charges of $0.2 and $2.7 million in the three and nine months ended September 30, 2019, respectively.

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

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Acquisition-related costs were expensed as incurred for all real estate acquisitions classified as business combinations, which were substantially all of our operating property acquisitions through December 31, 2016. The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the nine months ended September 30, 2019 and 2018 was $14.3 million and $21.3 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management, depending on the type of property, may include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability-weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions, including but not limited to estimated holding periods, market capitalization rates and discount rates, if applicable. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Rental Property Held for Sale

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Company generally considers assets to be held for sale when the transaction has received appropriate corporate authority, it is probable to be sold within the following 12 months, and there are no significant contingencies relating to the sale. If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established.

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

Allowance for Doubtful Accounts

All bad debt expense is being recorded as a reduction of the corresponding revenue account starting on January 1, 2019. Management performs a detailed review of amounts due from tenants to determine if an allowance for doubtful accounts is required based on factors affecting the collectability of the accounts receivable balances. The factors considered by management in determining which individual tenant receivable balances, require a collectability allowance include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. Management’s estimate of the allowance for doubtful accounts requires management to exercise judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2019 (“2019”), as compared to the three and nine months ended September 30, 2018 (“2018”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2018 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2017, (for the nine-month period comparison) excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2018 through September 30, 2019; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2018 through September 30, 2019 (for the three-month period comparison), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2018 through September 30, 2019 (for the nine-month period comparison) and (iii) the effect of “Properties Sold”, which represent all properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2018 through September 30, 2019.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Revenue from rental operations and other:
Revenue from leases	$116,716	$119,895	$(3,179)	(2.7)%
Parking income	5,766	5,499	267	4.9
Hotel income	3,325	-	3,325	-
Other income	2,666	2,288	378	16.5
Total revenues from rental operations	128,473	127,682	791	0.6

Property expenses:
Real estate taxes	16,255	15,680	575	3.7
Utilities	7,889	9,990	(2,101)	(21.0)
Operating services	27,236	27,107	129	0.5
Total property expenses	51,380	52,777	(1,397)	(2.6)

Non-property revenues:
Real estate services	3,411	4,432	(1,021)	(23.0)
Total non-property revenues	3,411	4,432	(1,021)	(23.0)

Non-property expenses:
Real estate services expenses	3,905	4,400	(495)	(11.3)
Leasing personnel costs	534	-	534	-
General and administrative	12,054	11,620	434	3.7
Depreciation and amortization	49,538	45,813	3,725	8.1
Property impairments	5,894	-	5,894	-
Land and other impairments	6,345	-	6,345	-
Total non-property expenses	78,270	61,833	16,437	26.6
Operating income	2,234	17,504	(15,270)	(87.2)
Other (expense) income:
Interest expense	(23,450)	(21,094)	(2,356)	(11.2)
Interest and other investment income (loss)	189	851	(662)	(77.8)
Equity in earnings (loss) of unconsolidated joint ventures	(113)	(687)	574	83.6
Gain on change of control of interests	-	14,217	(14,217)	(100.0)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	(35,079)	(9,102)	(25,977)	(285.4)
Gain on disposition of developable land	296	-	296	-
Gain (loss) from extinguishment of debt, net	(98)	-	(98)	-
Total other (expense) income	(58,255)	(15,815)	(42,440)	(268.4)
Net income (loss)	$(56,021)	$1,689	$(57,710)	(3,416.8)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2019 as compared to 2018 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2018 and 2019 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2018 and 2019
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(3,179)	(2.7)%	$1,003	0.8%	$14,988	12.5%	$(19,180)	(16.0)%
Parking income	267	4.9	477	8.7	(109)	(2.0)	(101)	(1.8)
Hotel income	3,325	-	-	-	3,325	-	-	-
Other income	378	16.5	559	24.4	(45)	(2.0)	(136)	(5.9)
Total	$791	0.6%	$2,039	1.6%	$18,159	14.2%	$(19,417)	(15.2)%

Property expenses:
Real estate taxes	$575	3.7%	$1,377	8.8%	$2,774	17.7%	$(3,576)	(22.8)%
Utilities	(2,101)	(21.0)	(1,563)	(15.6)	688	6.9	(1,226)	(12.3)
Operating services	129	0.5	(623)	(2.3)	3,462	12.8	(2,710)	(10.0)
Total	$(1,397)	(2.6)%	$(809)	(1.5)%	$6,924	13.1%	$(7,512)	(14.2)%

OTHER DATA:
Number of Consolidated Properties	64		57		7		91
Commercial Square feet (in thousands)	11,402		11,130		272		6,326
Multi-family portfolio (number of units)	5,293		3,250		2,043		159

Revenue from leases. Revenue from leases for the Same-Store Properties increased $1.0 million, or 0.8 percent, for 2019 as compared to 2018, due primarily to a $0.20 increase in average office annual rents per square foot to $31.72 for 2019 as compared to $31.52 for 2018.

Parking income. Parking income for the Same-Store Properties increased $0.5 million, or 8.7 percent, for 2019 as compared to 2018, due primarily to increased usage in 2019 at residential and commercial properties.

Hotel income. The Company recognized hotel income of $3.3 million in 2019 from hotel properties, which commenced operations at the end of 2018 and mid 2019.

Other income. Other income for the Same-Store Properties increased $0.6 million, or 24.4 percent, for 2019 as compared to 2018, due primarily to a net increase in several small income items in 2019, as compared to 2018.

Real estate taxes. Real estate taxes for the Same-Store Properties increased $1.4 million, or 8.8 percent, for 2019 as compared to 2018, due primarily to year-to-date true-up adjustments, lowering expense in 2018, which related to decreased tax assessment values for the Company’s office properties in Jersey City, New Jersey, with stabilized expense in 2019.

Utilities. Utilities for the Same-Store Properties decreased $1.6 million, or 15.6 percent, for 2019 as compared to 2018, due primarily to decreased usage in 2019.

Operating services. Operating services for the Same-Store Properties decreased $0.6 million, or 2.3 percent, for 2019 as compared to 2018, due primarily to a decrease in property management salaries and related expenses in 2019 as compared to 2018.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.0 million, or 23.0 percent, for 2019 as compared to 2018, due primarily to decreased third party development and management activity in multi-family services in 2019 as compared to 2018.

Real estate services expense. Real estate services expense decreased $0.5 million, or 11.3 percent, for 2019 as compared to 2018, due primarily to decreased salaries and related expenses from lower third party development and management activities in 2019.

Leasing personnel costs. Leasing personnel costs of $534,000 were expensed in 2019 while none of these costs were expensed in 2018.

General and administrative. General and administrative expenses increased $0.4 million, or 3.7 percent, in 2019 as compared to 2018, due primarily to an increase in marketing and related expenses in 2019 as compared to 2018.

Depreciation and amortization. Depreciation and amortization increased $3.7 million, or 8.1 percent, for 2019 over 2018. This increase was due primarily to an increase of approximately $8.3 million for 2019 as compared to 2018 on the Acquired Properties and an increase of $1.4 million on the Same-Store Properties. This was partially offset by lower depreciation of approximately $6.0 million in 2019 as compared to 2018 for properties sold or removed from service.

Property impairments. In 2019, the Company recorded $5.9 million in property valuation impairment charges. See Note 3: Recent Transactions: Impairments – to the Financial Statements.

Land and other impairments. In 2019, the Company recorded a valuation impairment charge of $6.3 million on developable land parcels. See Note 3: Recent Transactions: Impairments – to the Financial Statements

Interest expense. Interest expense increased $2.4 million, or 11.2 percent, for 2019 as compared to 2018. This increase was primarily the result of higher average debt balances in 2019 as compared to 2018.

Interest and other investment income. Interest and other investment income decreased $0.7 million, or 77.8 percent for 2019 as compared to 2018, due primarily to lower average notes receivable balances outstanding in 2019 as compared to 2018.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.6 million, or 83.6 percent, for 2019 as compared to 2018. This increase was primarily due to an increase of $0.8 million at the Urby at Harborside venture.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net loss of $35.1 million in 2019, as compared to a net loss of $9.1 million in 2018. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on disposition of developable land. In 2019, the Company recorded a gain of $0.3 million on the sale of land holdings located in Revere, Massachusetts. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain(loss) from extinguishment of debt, net. In 2019, the Company recognized a net loss from extinguishment of debt of $0.1 million in connection with the prepayment of unsecured term loan balances in 2019. See Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans.

Net income (loss). Net income (loss) decreased to a loss of $56.0 million in 2019 from net income of $1.7 million in 2018. The decrease of approximately $57.7 million was due to the factors discussed above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Revenue from rental operations and other:
Revenues from leases	$356,515	$359,473	$(2,958)	(0.8)%
Parking income	16,270	16,583	(313)	(1.9)
Hotel income	5,702	-	5,702	-
Other income	7,324	8,447	(1,123)	(13.3)
Total revenues from rental operations	385,811	384,503	1,308	0.3

Property expenses:
Real estate taxes	49,929	52,007	(2,078)	(4.0)
Utilities	25,796	30,049	(4,253)	(14.2)
Operating services	78,359	75,664	2,695	3.6
Total property expenses	154,084	157,720	(3,636)	(2.3)

Non-property revenues:
Real estate services	10,783	13,167	(2,384)	(18.1)
Total non-property revenues	10,783	13,167	(2,384)	(18.1)

Non-property expenses:
Real estate services expenses	12,150	13,696	(1,546)	(11.3)
Leasing personnel costs	1,818	-	1,818	-
General and administrative	41,074	41,160	(86)	(0.2)
Depreciation and amortization	146,936	128,523	18,413	14.3
Property impairments	11,696	-	11,696	-
Land and other impairments	8,844	-	8,844	-
Total non-property expenses	222,518	183,379	39,139	21.3
Operating income	19,992	56,571	(36,579)	(64.7)
Other (expense) income:
Interest expense	(71,739)	(60,168)	(11,571)	(19.2)
Interest and other investment income	1,528	2,620	(1,092)	(41.7)
Equity in earnings (loss) of unconsolidated joint ventures	(882)	833	(1,715)	(205.9)
Gain on change of control of interests	13,790	14,217	(427)	(3.0)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	233,285	50,094	183,191	365.7
Gain on disposition of developable land	566	-	566	-
Gain on sale of investment in unconsolidated joint venture	903	-	903	-
Gain (loss) from extinguishment of debt, net	1,801	(10,289)	12,090	117.5
Total other (expense) income	179,252	(2,693)	181,945	6,756.2
Net income (loss)	$199,244	$53,878	$145,366	269.8%

The following is a summary of the changes in revenue from rental operations and property expenses in 2019 as compared to 2018 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2018 and 2109 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2018 and 2019
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(2,958)	(0.8)%	$(6,110)	(1.6)%	$52,598	14.6%	$(49,446)	(13.8)%
Parking income	(313)	(1.9)	(1,260)	(7.6)	1,498	9.0	(551)	(3.3)
Hotel income	5,702	-	-	-	5,702	-	-	-
Other income	(1,123)	(13.3)	(1,336)	(15.8)	463	5.5	(250)	(3.0)
Total	$1,308	0.3%	$(8,706)	(2.3)%	$60,261	15.7%	$(50,247)	(13.1)%

Property expenses:
Real estate taxes	$(2,078)	(4.0)%	$(289)	(0.6)%	$8,274	15.9%	$(10,063)	(19.3)%
Utilities	(4,253)	(14.2)	(2,265)	(7.5)	1,966	6.5	(3,954)	(13.2)
Operating services	2,695	3.6	1,250	1.7	10,569	14.0	(9,124)	(12.1)
Total	$(3,636)	(2.1)%	$(1,304)	(0.8)%	$20,809	13.2%	$(23,141)	(14.7)%

OTHER DATA:
Number of Consolidated Properties	64		52		12		91
Commercial Square feet (in thousands)	11,402		10,883		519		6,326
Multi-family portfolio (number of units)	5,293		2,392		2,901		159

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $6.1 million, or 1.6 percent, for 2019 as compared to 2018, due primarily to a 280 basis point decrease in the average same store percent leased of the office portfolio from 84.8 percent in 2018 to 82.0 percent in 2019.

Parking income. Parking income for the Same-Store Properties decreased $1.3 million, or 7.6 percent, for 2019 as compared to 2018, due primarily to lower parking fees from tenants received in 2019, as a result of higher office property vacancies.

Hotel income. The Company recognized hotel income of $5.7 million in 2019 from hotel properties, which commenced operations at the end of 2018 and mid 2019.

Other income. Other income for the Same-Store Properties decreased $1.3 million, or 15.8 percent, for 2019 as compared to 2018, due primarily to a decrease in lease breakage fees recognized in 2019, as compared to 2018.

Real estate taxes. Real estate taxes for the Same-Store Properties decreased $0.3 million, or 0.6 percent, for 2019 as compared to 2018, due primarily to lower tax assessment values for the Company’s office properties in Jersey City, New Jersey in 2019 as compared to 2018.

Utilities. Utilities for the Same-Store Properties decreased $2.3 million, or 7.5 percent, for 2019 as compared to 2018, due primarily to lower rates in 2019.

Operating services. Operating services for the Same-Store Properties increased $1.3 million, or 1.7 percent, for 2019 as compared to 2018, due primarily to costs incurred in connection with the Company challenging a new local payroll tax in 2019, as compared to 2018.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $2.4 million, or 18.1 percent, for 2019 as compared to 2018, due primarily to decreased third party development and management activity in multi-family services in 2019 as compared to 2018.

Real estate services expense. Real estate services expense decreased $1.5 million, or 11.3 percent, for 2019 as compared to 2018, due primarily to decreased salaries and related expenses from lower third party development and management services activities in 2019.

Leasing personnel costs. Leasing personnel costs of $1.8 million were expensed in 2019 while none of these costs were expensed in 2018.

General and administrative. General and administrative expenses was relatively unchanged in 2019 as compared to 2018. This unchanged balance resulted primarily due to a decrease in severance, separation and related costs from management restructurings, which amounted to $1.3 million in 2019, as compared to $6.2 million in 2018 (resulting from the departure of certain of the Company’s executive officers and other management restructuring). This was partially offset by $4.1 million in costs incurred in 2019 in connection with the contested election of the Board of Directors at the General Partner’s 2019 annual meeting of stockholders, as well as capital raise and other transaction costs in 2019 of $0.7 million.

Depreciation and amortization. Depreciation and amortization increased $18.4 million, or 14.3 percent, for 2019 over 2018. This increase was due primarily to an increase of approximately $31.6 million for 2019 as compared to 2018 on the Acquired Properties and an increase of approximately $2.0 million on the Same-Store Properties. This was partially offset by lower depreciation of $15.2 million in 2019 as compared to 2018 for properties sold or removed from service.

Property impairments. In 2019, the Company recorded $11.7 million of property valuation impairment charges. See Note 3: Impairments – to the Financial Statements.

Land and other impairments. In 2019, the Company recorded valuation impairment charges of $8.8 million on developable land parcels. See Note 3: Impairments – to the Financial Statements.

Interest expense. Interest expense increased $11.6 million, or 19.2 percent, for 2019 as compared to 2018. This increase was primarily the result of higher average debt balances in 2019, as compared to 2018.

Interest and other investment income. Interest and other investment income decreased $1.1 million, or 41.7 percent for 2019 as compared to 2018, due primarily to lower average notes receivable balances outstanding in 2019 as compared to 2018.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $1.7 million, or 205.9 percent, for 2019 as compared to 2018. The decrease was due primarily to a decrease of $1.1 million for 2019 as compared to 2018 from the Urby at Harborside venture, which resulted from the Company’s share of the sale of economic tax credit earned in 2018 and not in 2019 and income of $0.2 million in 2018 from the Marbella venture, which become consolidated in early 2019.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $233.3 million in 2019, as compared to a net gain of $50.1 million in 2018. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on disposition of developable land. In 2019, the Company recorded a gain of $0.6 million on the sale of land holdings located in Malden and Revere, Massachusetts. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture. The Company recorded a $0.9 million gain on the sale in 2019 of its interests in a joint venture, which owned a property in Red Bank, New Jersey. See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.

Gain(loss) from extinguishment of debt, net. In 2019, the Company recognized a gain from extinguishment of debt of $1.8 million in connection with the early termination of part of interest rate swap agreements, which resulted from the prepayment of unsecured term loan balances in 2019. See Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans. In 2018, the Company recognized a loss from extinguishment of debt of $10.3 million in connection with the early prepayment of certain mortgage payables. See Note 9 to the Financial Statements: Mortgages, Loans Payable and Other Obligations.

Net income (loss). Net income (loss) increased to $199.2 million in 2019 from $53.9 million in 2018. The increase of approximately $145.3 million was due to the factors discussed above, which was primarily as a result of an increase in realized gains on disposition of rental property, net.

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

Construction Projects

The Company is developing a 313-unit multi-family project known as Building 8/9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $62.1 million have been incurred through September 30, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $57.4 million of construction costs, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge in Malden, Massachusetts, which began construction in third quarter 2018. The construction project, which is estimated to cost $100.6 million, of which $52.8 million have been incurred through September 30, 2019, is expected to be ready for occupancy in the first half of 2020. The Company is expected to fund $38.6 million of construction costs, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

The Company is developing a 198-unit multi-family project at 233 Canoe Brook – Apartments located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.6 million, of which $42.3 million have been incurred through September 30, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company is expected to fund $35.6 million of the construction costs, and the remaining construction costs are expected to be funded primarily from a $64 million construction loan.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $470.5 million, of which $114 million have been incurred through September 30, 2019, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $170.5 million of the construction costs, and the remaining construction costs are expected to be funded primarily from $300 million in future construction financing.

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

Property Lock-Ups

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of September 30, 2019, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 28 of the Company’s properties, as well as certain land and development projects, with an aggregate carrying value of approximately $1.7 billion, are subject to these conditions.

Unencumbered Properties

As of September 30, 2019, the Company had 42 unencumbered properties with a carrying value of $1.7 billion representing 71.2 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash increased by $4.8 million to $54.4 million at September 30, 2019, compared to $49.6 million at December 31, 2018. This increase is comprised of the following net cash flow items:

(1)	$120.9 million provided by operating activities.

(2)	$536.1 million used in investing activities, consisting primarily of the following:

	(a)	$8.9 million used for investments in unconsolidated joint ventures; plus
	(b)	$955.9 million used for rental property acquisitions and related intangibles; plus
	(c)	$109.3 million used for additions to rental property and improvements; plus
	(d)	$155.4 million used for the development of rental property, other related costs and deposits; minus
	(e)	$638 million from proceeds from the sales of rental property; minus
	(f)	$46.4 million received from repayments of notes receivables; minus
	(g)	$5 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
	(h)	$4 million received from proceeds from the sale of investments in unconsolidated joint ventures.

(3)	$420 million provided by financing activities, consisting primarily of the following:

	(a)	$489 million from borrowings under the unsecured revolving credit facility; minus
	(b)	$764.6 million from proceeds received from mortgages and loans payable; plus
	(c)	$145 million from issuance of redeemable noncontrolling interests; minus
	(d)	$398 million used for repayments of unsecured revolving credit facility; plus
	(e)	$97.2 million used for repayments of mortgages, loans payable and other obligations; minus
	(f)	$75.9 million used for payments of dividends and distributions; minus
	(g)	$0.4 million used for distribution to noncontrolling interests; minus
	(h)	$7 million used for payment of finance cost; minus
	(i)	$395 million used for payment of unsecured term loan; minus
	(j)	$97.2 million used for the acquisition of noncontrolling interests.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2019:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$855,000	26.98%	3.88%		2.17
Fixed Rate Secured Debt (b)	1,973,956	62.28%	3.80%		6.54
Variable Rate Secured Debt	132,594	4.18%	5.39%		1.54
Variable Rate Unsecured Debt (c)	208,000	6.56%	3.35%		1.32

Totals/Weighted Average:	$3,169,550	100.00%	3.86%	(b)	4.81
Adjustment for unamortized debt discount	(2,338)
Unamortized deferred financing costs	(15,652)
Total Debt, Net	$3,151,560

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 2.05 percent as of September 30, 2019, plus the applicable spread.

(b)Balance includes two ten-year mortgage loans obtained by the Company which have fixed rates for the first five years only.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $2.6 million for the nine months ended September 30, 2019.

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2019 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2019	$17	$57,883	$57,900	4.55%
2020 (b)	2,903	280,000	282,903	3.46%
2021	3,227	376,800	380,027	3.28%
2022	3,284	374,711	377,995	4.89%
2023	5,157	333,998	339,155	3.53%
Thereafter	25,616	1,703,798	1,729,414	3.86%
Sub-total	40,204	3,127,190	3,167,394	3.86%
Adjustment for unamortized debt discount/premium, net
as of September 30, 2019	(2,338)	-	(2,338)
Unamortized mark-to-market	2,157	-	2,157
Unamortized deferred financing costs	(15,652)	-	(15,652)
Totals/Weighted Average	$24,371	$3,127,190	$3,151,561	3.86%	(c)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 2.05 percent as of September 30, 2019, plus the applicable spread.

(b)During the nine months ended September 30, 2019, the Company prepaid the $350 million 2016 Term Loan scheduled to mature in January 2020. On August 5, 2019, the Company prepaid $45 million of the 2017 Term Loan.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $2.6 million for the nine months ended September 30, 2019.

Senior Unsecured Notes

The terms of the Company’s senior unsecured notes (which totaled approximately $575.0 million as of September 30, 2019) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

On August 5, 2019, the Company prepaid $45 million on the 2017 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street received on that date) and recorded a gain of $44,000 due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment. Unamortized deferred financing costs and fees amounting to $64,000 pertaining to the 2017 Term Loan were written off on August 5, 2019.

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

On March 29, 2019, the Company prepaid $90 million on the 2016 Term Loan (using a portion of the cash sales proceeds from the Flex portfolio sale completed on that date) and recorded a gain of $1.3 million due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment. On June 24, 2019, the Company prepaid $160 million on the 2016 Term Loan (primarily using the proceeds from a mortgage loan financing obtained on the recently acquired Soho Lofts Apartments) and recorded an additional gain of $0.6 million due to the early termination of part of the interest rate swap arrangements as a result of the debt prepayment. On August 5, 2019, the Company prepaid $100 million balance outstanding on the 2016 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street received on that date) and recorded a gain of $164,000 due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment. Unamortized deferred financing costs and fees amounting to $242,000 pertaining to the 2016 Term Loan were written off on August 5, 2019.

As a result of the prepayment of the 2016 Term Loan and the partial prepayment of the 2017 Term Loan, the Company recorded a net gain(loss) on extinguishment of debt of ($98,000) and $1.8 million for the three and nine months ended September 30, 2019, respectively.

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

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loans, or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of October 28, 2019, the Company had outstanding borrowings of $51 million under its unsecured revolving credit facility. The Company is reviewing various financing and refinancing options, including the redemption or purchase of the Operating Partnership’s senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2019. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the three months ended September 30, 2019 and 2018, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at July 1, 2019	90,553,357	9,976,344	100,529,701
Redemption of common units	-	(3,000)	(3,000)
Cancellation of restricted stock	(1,936)	-	(1,936)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	546	-	546

Outstanding at September 30, 2019	90,551,967	9,973,344	100,525,311

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at July 1, 2018	90,286,268	10,266,143	100,552,411
Common units redeemed for common stock	24,294	(24,294)	-
Shares issued under Dividend Reinvestment and Stock Purchase Plan	590	-	590
Cancellation of restricted stock	(3,872)	-	(3,872)

Outstanding at September 30, 2018	90,307,280	10,241,849	100,549,129

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the nine months ended September 30, 2019 and 2018, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2019	90,320,306	10,229,349	100,549,655
Common units redeemed for common stock	38,011	(38,011)	-
Conversion of LTIP units for common units	-	18,438	18,438
Conversion of deferred stock units for common stock	193,949	-	193,949
Vested LTIP units	-	68,206	68,206
Cancellation of restricted stock	(1,936)	-	(1,936)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1,637	-	1,637
Redemption of common units	-	(304,638)	(304,638)

Outstanding at September 30, 2019	90,551,967	9,973,344	100,525,311

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2018	89,914,113	10,438,855	100,352,968
Restricted stock issued	147,108	-	147,108
Common units redeemed for common stock	252,070	(252,070)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	2,701	-	2,701
Vested LTIP Units	-	55,064	55,064
Cancellation of restricted shares	(8,712)	-	(8,712)

Outstanding at September 30, 2018	90,307,280	10,241,849	100,549,129

Share/Unit Repurchase Program

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of September 30, 2019, the General Partner has a remaining authorization under the Repurchase Program of $139 million. There were no common stock repurchases in 2018 and through October 28, 2019.

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $0.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of October 28, 2019.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of October 28, 2019.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. Such debt has a total facility amount of $318 million of which the Company has agreed to guarantee up to $34.6 million. As of September 30, 2019, the outstanding balance of such debt totaled $220.4 million of which $24.8 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of September 30, 2019:

		Payments Due by Period
		Less than 1		2 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year		Years	Years	Years	Years
Senior unsecured notes	$650,151	$22,163		$344,325	$283,663	$-	$-
Unsecured revolving credit
facility and term loans	500,372	290,052	(a)	210,320	-	-	-
Mortgages, loans payable
and other obligations (b)	2,475,166	141,998	(c)	377,630	347,075	1,581,665	26,798
Payments in lieu of taxes
(PILOT)	20,086	8,656		11,430	-	-	-
Ground lease payments	165,314	1,750		3,500	3,526	8,723	147,815
Other	1,250	-		1,250	-	-	-
Total	$3,812,339	$464,619		$948,455	$634,264	$1,590,388	$174,613

(a)Includes $280 million pertaining to the 2017 Term Loan currently maturing in January 2020, with two one-year extension options.

(b)Interest payments assume LIBOR rate of 2.05 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at September 30, 2019, plus the applicable spread.

(c)Includes $115 million pertaining to various mortgages with one-year extension options.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) available to common shareholders	$(55,928)	$(1,478)	$166,513	$40,307
Add (deduct): Noncontrolling interests in Operating Partnership	(6,159)	(167)	19,087	4,574
Real estate-related depreciation and amortization on
continuing operations (a)	52,582	49,433	154,615	140,816
Property impairments	5,894	-	11,696	-
Gain on change of control of interests	-	(14,217)	(13,790)	(14,217)
Gain on sale of investment in unconsolidated joint venture	-	-	(903)	-
Realized (gains) losses and unrealized losses
on disposition of rental property, net	35,079	9,102	(233,285)	(50,094)
Funds from operations available to common stock
and Operating Partnership unitholders	$31,468	$42,673	$103,933	$121,386

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, $3,655 and $4,155 the three months ended September 30, 2019 and 2018, respectively, and $9,341 and $13,873 for the nine months ended September 30, 2019 and 2018, respectively. Excludes non-real estate-related depreciation and amortization of $611 and $535 for the three months ended September 30, 2019 and 2018, respectively, and $1,661 and $1,582 for the nine months ended September 30, 2019 and 2018, respectively.

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

•the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing collateralized by our properties or on an unsecured basis;

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

Approximately $2.8 billion of the Company’s long-term debt as of September 30, 2019 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of September 30, 2019 ranged from LIBOR plus 130 basis points to LIBOR plus 450 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $3.4 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2019 would be approximately $151.0 million.

September 30, 2019
Debt,
including current portion	10/1/2019 -										Fair
($s in thousands)	12/31/2019	2020		2021	2022	2023	Thereafter	Sub-total	Other (a)	Total	Value
					0
Fixed Rate	$17	$282,903	(b)	$172,027	$303,284	$339,155	$1,729,414	$2,826,800	$(13,711)	$2,813,089	$2,789,154
Average Interest Rate	4.56%	3.46%		3.20%	4.60%	3.53%	3.86%			3.82%

Variable Rate	$57,883	$-		$208,000	$74,711	$-	$-	$340,594	$(2,122)	$338,472	$338,472

(a) Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of September 30, 2019.
(b) Includes $280 million pertaining to the 2017 Term Loan currently maturing in January 2020, with two one-year extension options.

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

10.100#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Lisa Myers dated February 11, 2019. (filed as Exhibit 10.100 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.101#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Laura Pomerantz dated February 11, 2019. (filed as Exhibit 10.101 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.102#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan R. Batkin dated June 12, 2019. (filed as Exhibit 10.102 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.103#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Frederic Cumenal dated June 12, 2019. (filed as Exhibit 10.103 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.104#

Indemnification Agreement by and between Mack-Cali Realty Corporation and MaryAnne Gilmartin dated June 12, 2019. (filed as Exhibit 10.104 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.105#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Nori Gerardo Lietz dated June 12, 2019. (filed as Exhibit 10.105 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.106

Sale, Purchase and Escrow Agreement dated as of June 28, 2019 between LT Realty Company LLC and Liberty Towers Urban Renewal LL, as Seller, and Roseland Acquisition Corp., as Buyer, and Stewart Title Guaranty Company, as Escrow Agent, and Lincoln Land Services, LLC, as Closing Agent. (filed as Exhibit 10.106 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.107

Second Amendment to the Contribution and Exchange Agreement dated as of August 1, 2019 by and among William L. Mack, David S. Mack, Earle I. Mack and Fredric Mack, Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. (filed as Exhibit 10.107 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.108*

Purchase and Sale Agreement dated October 3, 2019 by and between Alterra I L.L.C., Alterra II L.L.C. and Overlook Ridge Apartments Investors LLC, as sellers, and Overlook Revere Owner LLC and Overlook Malden Owner LLC, as buyers.

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

* filed herewith
# management contract or compensatory plan or arrangement

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date:	October 30, 2019	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date:	October 30, 2019	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date:	October 30, 2019	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date:	October 30, 2019	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)