Form 10-K
period 2019-12-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2020-02-26
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-13274 Mack-Cali Realty Corporation

Commission File Number:  333-57103: Mack-Cali Realty, L.P.

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

(Exact Name of Registrant as specified in its charter)

Maryland (Mack-Cali Realty Corporation)	22-3305147 (Mack-Cali Realty Corporation)
Delaware (Mack-Cali Realty, L.P.)	22-3315804 (Mack-Cali Realty, L.P.)
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Harborside 3, 210 Hudson St., Ste. 400, Jersey City, New Jersey	07311
(Address of principal executive offices)	(Zip code)

(732) 590-1010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	Trading Symbol(s)	(Name of Each Exchange on Which Registered)
Mack-Cali Realty Corporation
Common Stock, $0.01 par value	CLI	New York Stock Exchange

Mack-Cali Realty, L.P.
None	N/A	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Mack-Cali Realty Corporation	YES ☒ NO ☐
Mack-Cali Realty, L.P.	YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Mack-Cali Realty Corporation	YES ☐ NO ☒
Mack-Cali Realty, L.P.	YES ☐ NO ☒

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

As of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the Mack-Cali Realty Corporation was $2,102,611,115.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.  The registrant has no non-voting common stock.

As of February 24, 2020, 90,595,470 shares of common stock, $0.01 par value, of Mack-Cali Realty Corporation (“Common Stock”) were outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 142.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Mack-Cali Realty Corporation’s definitive proxy statement for fiscal year ended December 31, 2019 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 10, 2020 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2019.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended  December 31, 2019 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of December 31, 2019, the General Partner owned an approximate 90.4 percent common unit interest in the Operating Partnership. The remaining approximate 9.6 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

To help investors better understand the key differences between the General Partner and the Operating Partnership, certain information for the General Partner and the Operating Partnership in this report has been separated, as set forth below:

•Item 6.    Selected Financial Data;

•Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable;

•Item 8.    Financial Statements and Supplementary Data which includes the following specific disclosures for Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.:

•Note 2.   Significant Accounting Policies, where applicable;

•Note 15. Redeemable Noncontrolling Interests;

•Note 16. Mack-Cali Realty Corporation’s Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital;

•Note 17. Noncontrolling Interests in Subsidiaries;

•Note 18. Segment Reporting, where applicable; and

•Note 20. Condensed Quarterly Financial Information (unaudited).

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

FORM 10-K

PART I

ITEM 1.    BUSINESS

GENERAL

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively the “General Partner”), is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned an 90.4 percent and 89.8 percent common unit interest in the Operating Partnership as of December 31, 2019 and December 31, 2018, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

The Company owns and operates a real estate portfolio comprised predominantly of Class A office and multi-family rental properties located primarily in the Northeast. The Company performs substantially all real estate leasing, management, acquisition and development on an in-house basis. Mack-Cali Realty Corporation was incorporated on May 24, 1994. The Company’s executive offices are located at Harborside 3, 210 Hudson Street, Suite 400, Jersey City, New Jersey 07311, and its telephone number is (732) 590-1010. The Company has an internet website at www.mack-cali.com.

As of December 31, 2019, the Company owned or had interests in 71 properties, consisting of 42 office properties, totaling approximately 10.7 million square feet, leased to approximately 400 commercial tenants, 21 multi-family rental properties containing 6,524 residential units, four parking/retail properties totaling approximately 108,000 square feet, three hotels containing 723 rooms and a parcel of land leased to a third party, plus developable land (collectively, the “Properties”). The Properties are comprised of: (a) 59 wholly-owned or Company-controlled properties consisting of 40 office buildings aggregating approximately 10.5 million square feet, 14 multi-family properties totaling 3,913 apartment units, two parking/retail properties, two hotels and a parcel of land leased to a third party (collectively, the “Consolidated Properties”); and (b) two office properties totaling approximately 0.2 million square feet, seven multi-family properties totaling 2,611 apartment units, two retail properties totaling 81,700 square feet and a 351-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2019, the Company’s core, stabilized office properties included in the Consolidated Properties were 80.7 percent leased. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date. Leases that expired as of December 31, 2019 aggregate 31,982 square feet, or 0.3 percent of the net rentable square footage. The Properties are located in four states, primarily in the Northeast, and the District of Columbia. See Item 2: Properties.

The Company believes that its Properties have excellent locations and access, and are well-maintained and professionally managed. As a result, the Company believes that its Properties attract high quality tenants and residents and achieve high rental occupancy and tenant and resident retention rates within their markets. The Company also believes that its extensive market knowledge provides it with a significant competitive advantage, which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services.

The Company’s historical strategy has been to focus its operations, acquisition and development of office and multi-family rental properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.

In September 2015, the Company announced an initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family rental properties. As part of this plan, the Company has sold multiple properties, primarily commercial office and office/flex properties, which it believes do not meet its long-term goals.

STRATEGIC DIRECTION

Following the General Partner’s 2019 Annual Meeting of Stockholders, the Board of Directors of the General Partner (the “Board”) formed a Shareholder Value Committee comprised of four independent directors to review the Company’s strategic direction and make a recommendation to the full Board.  On December 19, 2019, the Company announced that, based on the recommendations of the Shareholder Value Committee, the Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet (collectively, the “Suburban Office Portfolio”).  This does not include the Company’s waterfront office properties in Jersey City and Hoboken, New Jersey. As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein.

Following the December 2019 announcement, the Shareholder Value Committee was disbanded. Subsequent thereto, the Board’s Nominating and Corporate Governance Committee appointed a new committee of the Board, the Special Committee, to monitor the Company’s strategic direction and to receive and consider any offers to buy the Company that may be proffered.

During the year ended December 31, 2019, the Company completed the sale of two of these suburban office properties, totaling 497,000 square feet, for net sales proceeds of $52.2 million. As of December 31, 2019, the Company has identified as held for sale the remaining 35 office properties in the Suburban Office Portfolio, totaling 6.1 million square feet.

The Company expects to complete the sale of its remaining Suburban Office Portfolio properties in 2020, and plans to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

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

Portfolio Management: The Company plans to continue to own and operate a portfolio of office and multi-family rental properties in high-barrier-to-entry markets, with a primary focus in the Northeast. The Company also expects to continue to complement its core portfolio of office properties by pursuing acquisition and development opportunities in the multi-family rental sector. The Company’s primary objectives are to maximize operating cash flow and to enhance the value of its portfolio through effective management, acquisition, development and property sales strategies.

The Company seeks to maximize the value of its existing office and multi-family rental portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation costs within the markets that it operates, and further within the parameters of those markets. The Company continues to pursue internal growth through leasing vacant space, re-leasing space at the highest possible effective rents in light of current market conditions with contractual rent increases and developing or redeveloping office space for its diverse base of high credit quality tenants, including MUFG Bank Ltd; KPMG, LLP; and Merrill Lynch Pierce Fenner. In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal and development.

The Company continually reviews its portfolio and opportunities to divest office and multi-family rental properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate or can be sold at attractive prices when market conditions are favorable.  The Company anticipates continuing to redeploy the proceeds from sales of office and multi-family rental properties to develop, redevelop and acquire multi-family rental properties, as well as reposition certain office properties into multi-family/mixed use properties, in its core Northeast sub-markets as part of its overall strategy to reposition its portfolio from office to a mix of office and multi-family rental properties.

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

Property Sales: While management’s principal intention has been to own and operate its properties on a long-term basis, it periodically assesses the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located. The Company continually reviews its portfolio and opportunities to divest properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or can be sold at attractive prices when market conditions are favorable. The Company completed the sale of rental property for aggregate gross sales proceeds of $1.1 billion during 2019 and $385.1 million during 2018.

Financial

The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio. As of December 31, 2019 and 2018, the Company’s total debt constituted approximately 48 percent and 45 percent of total undepreciated assets of the Company, respectively. The increase in this ratio in 2019 was primarily the result of an increase in debt associated with its multi-family development activity during the year. Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances. The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, joint venture capital, and short-term and long-term borrowings (including draws on the Company’s unsecured revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2019, the Company had approximately 283 full-time employees.

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

INDUSTRY SEGMENTS

The Company operates in two industry segments: (i) commercial and other real estate and (ii) multi-family real estate and services. As of December 31, 2019, the Company does not have any foreign operations and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

SIGNIFICANT TENANTS

As of December 31, 2019, no tenant accounted for more than 10 percent of the Company’s consolidated revenues.

RECENT DEVELOPMENTS

Acquisitions

During the year ended December 31, 2019, the Company acquired an office property, two multi-family rental properties and three unimproved developable land parcels for a total of approximately $804.1 million, which was funded using funds available with the Company’s qualified intermediary from property sales proceeds, a new mortgage loan and borrowings under the Company’s unsecured revolving credit facility.

Consolidations

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent preferred controlling interest for $77.5 million in cash. The property was subject to a mortgage loan that had a principal balance of $74.7 million. The acquisition was funded primarily using available cash. Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan collateralized by the property in the amount of $117 million, which bears interest at 4.2 percent and matures in August 2026. The Company received $43.3 million in distribution from the loan proceeds which was used to acquire the equity partner’s 50 percent interest. As a result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest. In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE. As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rental rates and market cap rates and discount rates). As a result, the Company recorded a gain on change of control of interests of $13.8 million (a non-cash item) in the year ended December 31, 2019, in which the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4. Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $15.3 million and the noncontrolling interest’s fair value of $13.7 million.

Properties Commencing Initial Operations

During the year ended December 31, 2019, the Company commenced initial operations of a hotel with 208 rooms, which was completed for total development costs of approximately $105.5 million.

Dispositions/Real Estate Held for Sale

During the year ended December 31, 2019, the Company disposed of 64 office properties, four multi-family rental properties and four developable land properties in New Jersey, Massachusetts and New York for net sales proceeds of approximately $1.1 billion, with net gains of approximately $390 million from the dispositions.

The Company identified 35 office properties, a retail pad leased to others and several developable land parcels as held for sale as of December 31, 2019. The total estimated sales proceeds, net of expected selling costs, from these sales are expected to be approximately $1.2 billion. The Company determined that the carrying value of 20 of the properties and several land parcels was not expected to be recovered from estimated net sales proceeds and accordingly during the year ended December 31, 2019, recognized an unrealized loss allowance of $174.1 million ($137.9 million of which are from discontinued operations), and land and other impairments of $32.4 million.

Unconsolidated Joint Venture Activity

On February 28, 2019, the Company sold its interest in the Red Bank Corporate Plaza joint venture which owns an operating property located in Red Bank, New Jersey for a sales price of $4.2 million, and realized a gain on the sale of the unconsolidated joint venture of $0.9 million.

Development Activity

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $67.8 million have been incurred through December 31, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $50.9 million as of December 31, 2019, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge in Malden, Massachusetts, which began construction in third quarter 2018. The construction project, which is estimated to cost $100.7 million, of which $64.3 million have been incurred through December 31, 2019, is expected to be ready for initial occupancy in first quarter 2020. The Company has funded $38.7 million as of December 31, 2019, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

The Company is developing a 198-unit multi-family project known as The Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $50.4 million have been incurred through December 31, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $35.4 million of the construction costs, and the remaining construction costs are expected to be funded primarily from a $64 million construction loan.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $151.9 million have been incurred through December 31, 2019, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $169.5 million of the construction costs of which the Company has funded $122.5 million as of December 31, 2019, and the remaining construction costs are expected to be funded primarily from a newly obtained $300 million construction loan.

Operations

Of the Company’s office markets, most continue to show signs of rental rate improvement while the leased percentage has declined or stabilized. The percentage leased in the Company’s stabilized core operating commercial properties included in its Consolidated Properties was 80.7 percent at December 31, 2019, as compared to 83.2 percent at December 31, 2018 and 87.6 percent at December 31, 2017 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of December 31, 2019, 2018 and 2017 aggregate 31,982, 10,108 and 343,217 square feet, respectively, or 0.3, 0.1 and 2.3 percentage of the net rentable square footage, respectively. With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid. If these recent leasing results do not prove to be sustaining during 2020, the Company may receive less revenue from the same space.

FINANCING ACTIVITY

During the year ended December 31, 2019, the Company prepaid its unsecured term loans totaling $675 million, using funds from property sales proceeds, proceeds from mortgage loan financing and borrowings under the Company’s unsecured revolving credit facility.

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

On June 26, 2019, the Company, RRT, RRLP, certain other affiliates of the Company and Rockpoint entered into an additional preferred equity investment agreement (the “Add On Investment Agreement”). The closing under the Add On Investment Agreement occurred on June 28, 2019. Pursuant to the Add On Investment Agreement, Rockpoint invested an additional $100 million in Preferred Units and the Company and RRT agreed to contribute to RRLP two additional properties located in Jersey City, New Jersey. The Company used the $100 million in proceeds received to repay outstanding borrowings under its unsecured revolving credit facility and other debt by June 30, 2019. In addition, Rockpoint has a right of first refusal to invest another $100 million in Preferred Units in the event RRT determines that RRLP requires additional capital prior to March 1, 2023 and, subject thereto, RRLP may issue up to approximately $154 million in Preferred Units to RRT or an affiliate so long as at the time of such funding RRT determines in good faith that RRLP has a valid business purpose to use such proceeds. See Note 15: Redeemable Noncontrolling Interests – to the Financial Statements for additional information about the Add On Investment Agreement and the related transactions with Rockpoint.

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

Our business may be affected by the continuing volatility in the financial and credit markets, the general global economic conditions, continuing high unemployment, and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. Our business also may be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New Jersey and New York. Because our portfolio currently consists primarily of office and multi-family rental buildings (as compared to a more diversified real estate portfolio) located in the Northeast, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:

•significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors;

•reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital; and

•one or more lenders under our line of credit could refuse or be unable to fund their financing commitment to us and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

General: Our business and our ability to make distributions or payments to our investors depend on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditures). Events or conditions that are beyond our control may adversely affect our operations and the value of our properties. Such events or conditions could include:

•changes in the general economic climate and conditions;

•changes in local conditions, such as an oversupply of office space, a reduction in demand for office space, or reductions in office market rental rates;

•an oversupply or reduced demand for multi-family apartments caused by a decline in household formation, decline in employment or otherwise;

•decreased attractiveness of our properties to tenants and residents;

•competition from other office and multi-family properties;

•development by competitors of competing multi-family communities;

•unwillingness of tenants to pay rent increases;

•rent control or rent stabilization laws, or other housing laws and regulations that could prevent us from raising multi-family rents to offset increases in operating costs;

•our inability to provide adequate maintenance;

•increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;

•changes in laws and regulations (including tax, environmental, zoning and building codes, landlord/tenant and other housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance;

•changes in interest rate levels and the availability of financing;

•the inability of a significant number of tenants or residents to pay rent;

•our inability to rent office or multi-family rental space on favorable terms; and

•civil unrest, earthquakes, acts of terrorism and other natural disasters or acts of God that may result in uninsured losses.

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

Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions. For instance, 24.9 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial industry, 12.3 percent from tenants in the Credit Intermediation and Related Activities industry and 11.5 percent from tenants in the Insurance Carriers and Related Activities industry. Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended (the “IRS Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom the Operating Partnership issued Units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains. These restrictions expired in February 2016. Upon the expiration of such restrictions we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals. After the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 27 of our properties, as well as certain land and development projects, including properties classified as held for sale as of December 31, 2019, with an aggregate carrying value of approximately $1.9 billion, are subject to these conditions. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

We may not be able to dispose of non-core office assets within our anticipated timeframe or at favorable prices: The Company has determined to sell over time properties at total estimated sales proceeds of up to $1.2 billion, including the sale of the Suburban Office Portfolio. This does not include the Company’s waterfront office properties in Jersey City and Hoboken, New Jersey. While we intend to dispose of these properties opportunistically over time, there can be no assurance that these dispositions will be completed during the period of our strategic initiative. In addition, market conditions will impact our ability to dispose of these properties, and there can be no assurance that we will be successful in disposing of these properties for their estimated sales prices. A failure to dispose of these properties for their estimated market values as planned, or unfavorable tax consequences of the disposition of these properties could have a material adverse effect on our ability to finance our acquisition and development plans and could adversely affect our ability to make distributions or payments to our investors.

New acquisitions, including acquisitions of multi-family rental real estate, may fail to perform as expected and will subject us to additional new risks and could adversely affect our ability to make distributions or payments to our investors: We intend to and may acquire new properties, primarily in the multi-family rental sector, assuming that we are able to obtain capital on favorable terms. Such newly acquired properties may not perform as expected and may subject us to unknown liability with respect to liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, residents, vendors or other persons against the former owners of the properties. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated. The search for and process of acquiring such properties will also require a substantial amount of management’s time and attention. As our portfolio shifts from primarily commercial office properties to increasingly more multi-family rental properties we will face additional and new risks such as:

•shorter-term leases of one-year on average for multi-family rental communities, which allow residents to leave after the term of the lease without penalty;

•increased competition from other housing sources such as other multi-family rental communities, condominiums and single-family houses that are available for rent as well as for sale;

•dependency on the convenience and attractiveness of the communities or neighborhoods in which our multi-family rental properties are located and the quality of local schools and other amenities;

•dependency on the financial condition of Fannie Mae or Freddie Mac which provide a major source of financing to the multi-family rental sector; and

•compliance with housing and other new regulations.

The above factors could adversely affect our ability to make distributions or payments to our investors.

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

We face risks associated with property acquisitions: We have acquired in the past, and our long-term strategy is to continue to pursue the acquisition of rental properties, primarily in New Jersey, particularly multi-family rental properties. We may be competing for investment opportunities with entities that have greater financial resources. Several developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:

•reducing the number of suitable investment opportunities offered to us;

•increasing the bargaining power of property owners;

•interfering with our ability to attract and retain tenants;

•increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates; and/or

•adversely affecting our ability to minimize expenses of operation.

Our acquisition activities and their success are subject to the following risks:

•adequate financing to complete acquisitions may not be available on favorable terms or at all as a result of the continuing volatility in the financial and credit markets;

•even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition and risk the loss of certain non-refundable deposits and incurring certain other acquisition-related costs;

•the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;

•any acquisition agreement will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied; and

•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and acquired properties may fail to perform as expected; which may adversely affect our results of operations and financial condition.

Development of real estate, including the development of multi-family rental real estate could be costly: As part of our operating strategy, we may acquire land for development or construct on owned land, under certain conditions. Included among the risks of the real estate development business are the following, which may adversely affect our ability to make distributions or payments to our investors:

•financing for development projects may not be available on favorable terms;

•long-term financing may not be available upon completion of construction;

•failure to complete construction and lease-up on schedule or within budget may increase debt service expense and construction and other costs; and

•failure to rent the development at all or at rent levels originally contemplated.

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

Our performance is subject to risks associated with repositioning a significant portion of the Company’s portfolio from office to multi-family rental properties, including the sale of the Suburban Office Portfolio.

Repositioning the Company’s office portfolio may result in impairment charges or less than expected returns on office properties and could adversely affect our ability to make distributions or payments to our investors: There can be no assurance that the Company, as it seeks to reposition a portion of its portfolio from office to the multi-family rental sector, including the sale of the Suburban Office Portfolio, will be able to sell office properties and purchase multi-family rental properties at prices that in the aggregate are profitable for the Company or are efficient uses of its capital or that would not result in a reduction of the Company’s cash flow, and such transactions could adversely affect our ability to make distributions or payments to our investors. Because real estate investments are relatively illiquid, it also may be difficult for the Company to promptly sell its office properties that are held or may be designated for sale promptly or on favorable terms, which could have a material adverse effect on the Company’s financial condition. In addition, as the Company identifies non-core office properties that may be held for sale or that it intends to hold for a shorter period of time than previously, it may determine that the carrying value of a property is not recoverable over the anticipated holding period of the property. As a result, the Company may incur impairment charges for certain of these properties to reduce their carrying values to the estimated fair market values. Moreover, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may be subject to a Federal income tax on gain from sales of properties due to limitations in the IRS Code and related regulations on a real estate investment trust’s ability to sell properties. The Company intends to structure its property dispositions in a tax-efficient manner and avoid the prohibition in the IRS Code against a real estate investment trust holding properties for sale. There is no guaranty, however, that such dispositions can be achieved without the imposition of federal income tax on any gain recognized.

Unfavorable changes in market and economic conditions could adversely affect multi-family rental occupancy, rental rates, operating expenses, and the overall market value of our assets, including joint ventures. Local conditions that may adversely affect conditions in multi-family residential markets include the following:

•plant closings, industry slowdowns and other factors that adversely affect the local economy;

•an oversupply of, or a reduced demand for, apartment units;

•a decline in household formation or employment or lack of employment growth;

•the inability or unwillingness of residents to pay rent increases;

•rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and

•economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance.

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

Failure to succeed in new markets, or with new brands and community formats, or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences: We are actively engaged in development and acquisition activity in new submarkets within our core, Northeast markets where we have owned and operated our historical portfolio of office properties. Our historical experience with properties in our core, Northeast markets in developing, owning and operating properties does not ensure that we will be able to operate successfully in the new multi-family submarkets. We will be exposed to a variety of risks in the multi-family submarkets, including:

•an inability to accurately evaluate local apartment market conditions;

•an inability to obtain land for development or to identify appropriate acquisition opportunities;

•an acquired property may fail to perform as we expected in analyzing our investment;

•our estimate of the costs of repositioning or developing an acquired property may prove inaccurate; and

•lack of familiarity with local governmental and permitting procedures.

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

Scheduled debt payments and refinancing could adversely affect our financial condition: We are subject to the risks normally associated with debt financing. These risks, including the following, may adversely affect our ability to make distributions or payments to our investors:

•our cash flow may be insufficient to meet required payments of principal and interest;

•payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses;

•we may not be able to refinance indebtedness on our properties at maturity; and

•if refinanced, the terms of refinancing may not be as favorable as the original terms of the related indebtedness.

As of December 31, 2019, we had total outstanding indebtedness of $2.8 billion comprised of $575 million of senior unsecured notes, outstanding borrowings of $329 million under our unsecured revolving credit facility, and approximately $1.9 billion of mortgages, loans payable and other obligations. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

If we are unable to refinance our indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our ability to make distributions or payments to our investors include the following:

•we may need to dispose of one or more of our properties upon disadvantageous terms or adjust our capital expenditures in general or with respect to our strategy of acquiring multi-family residential properties and development opportunities in particular;

•prevailing interest rates or other factors at the time of refinancing could increase interest rates and, therefore, our interest expense;

•we may be subject to an event of default pursuant to covenants for our indebtedness;

•if we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases; and

•foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the real estate investment trust distribution requirements of the IRS Code.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2019, outstanding borrowings of approximately $329 million under our unsecured revolving credit facility and approximately $187 million of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

We are dependent upon key personnel for strategic business direction and real estate experience, including our chief executive officer, chief financial officer, chief investment officer, chief accounting officer, general counsel, executive vice president of leasing and chairman of RRT. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We do not have key man life insurance for our key personnel. In addition, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may become increasingly dependent on non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

Certain provisions of Maryland law and the General Partner’s charter and bylaws could hinder, delay or prevent changes in control.

Certain provisions of Maryland law and General Partner's charter and bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control. These provisions include the following:

Removal of Directors: Under the General Partner's charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors. Neither the Maryland General Corporation Law nor the General Partner's charter define the term “cause.” As a result, removal for “cause” is subject to Maryland common law and to judicial interpretation and review in the context of the facts and circumstances of any particular situation.

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

Advance Notice Provisions for Stockholder Nominations and Proposals: The General Partner's bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

Preferred Stock: Under the General Partner's charter, its Board of Directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of its stockholders. As a result, its Board of Directors may establish a series of preferred stock that could delay or prevent a transaction or a change in control.

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

Ownership Limit: In order to preserve the General Partner's status as a real estate investment trust under the IRS Code, its charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8 percent of its outstanding capital stock unless its Board of Directors waives or modifies this ownership limit.

Maryland Business Combination Act: The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, consolidations, share exchanges or, in circumstances specified in the statute, asset transfers, issuances or reclassifications of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder, for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. The General Partner's board of directors has exempted from this statute business combinations between the Company and certain affiliated individuals and entities. However, unless its board adopts other exemptions, the provisions of the Maryland Business Combination Act will be applicable to business combinations with other persons.

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

If voting rights of control shares acquired in a control share acquisition are not approved at a stockholder’s meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholder’s meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. In 2018, the General Partner's bylaws were amended to exempt any acquisition of the General Partner’s shares from the Maryland Control Share Acquisition Act. If the General Partner’s bylaws are amended to repeal or limit the exemption from the Maryland Control Share Acquisition Act, it may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating a change in control.

The enactment of significant new tax legislation, generally effective for tax years beginning after December 31, 2017, could have a material and adverse effect on us and the market price of our shares.

On December 22, 2017, Pub. L. No. 15-97 (informally known as the Tax Cuts and Jobs Act (the “Act”)) was enacted into law. The Act made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The long-term effect of the significant changes made by the Act remains uncertain, and additional administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the Act could have an adverse effect on us or our stockholders or holders of our debt securities.”

Consequences of the General Partner's failure to qualify as a real estate investment trust could adversely affect our financial condition.

Failure to maintain ownership limits could cause the General Partner to lose its qualification as a real estate investment trust: In order for the General Partner to maintain its qualification as a real estate investment trust under the IRS Code, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the IRS Code to include certain entities). The General Partner has limited the ownership of its outstanding shares of common stock by any single stockholder to 9.8 percent of the outstanding shares of its common stock. Its Board of Directors could waive this restriction if it was satisfied, based upon the advice of tax counsel or otherwise, that such action would be in the best interests of the General Partner and its stockholders and would not affect its qualification as a real estate investment trust under the IRS Code. Common stock acquired or transferred in breach of the limitation may be redeemed by us for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of the General Partner. The General Partner may elect to redeem such shares of common stock for Units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes the General Partner to be in violation of any ownership limit, will be deemed void. Although the General Partner currently intends to continue to operate in a manner which will enable it to continue to qualify as a real estate investment trust under the IRS Code, it is possible that future economic, market, legal, tax or other considerations may cause its Board of Directors to revoke the election for the General Partner's to qualify as a real estate investment trust. Under the General Partner's organizational documents, its Board of Directors can make such revocation without the consent of its stockholders.

In addition, the consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) the Operating Partnership with another unrelated person, pursuant to a transaction in which the Operating

Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets. As of February 24, 2020, the General Partner owned approximately 90.5 percent of the Operating Partnership’s outstanding common partnership units.

Tax liabilities as a consequence of failure to qualify as a real estate investment trust: The General Partner has elected to be treated and has operated so as to qualify as a real estate investment trust for federal income tax purposes since the General Partner's taxable year ended December 31, 1994. Although the General Partner believes it will continue to operate in such manner, it cannot guarantee that it will do so. Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and some on a quarterly basis) established under highly technical and complex tax provisions of the IRS Code. Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, the General Partner cannot assure you that it will qualify as a real estate investment trust for any taxable year.

If the General Partner fails to qualify as a real estate investment trust in any taxable year, it will be subject to the following:

•it will not be allowed a deduction for dividends paid to shareholders;

•it will be subject to federal income tax at regular corporate rates, including any alternative minimum tax, if applicable; and

•unless it is entitled to relief under certain statutory provisions, it will not be permitted to qualify as a real estate investment trust for the four taxable years following the year during which was disqualified.

A loss the General Partner's status as a real estate investment trust could have an adverse effect on us. Failure to qualify as a real estate investment trust also would eliminate the requirement that the General Partner pay dividends to its stockholders. In addition, any such dividends that the General Partner does pay to its stockholders would not constitute qualified REIT dividends and would accordingly not qualify for a deduction of up to 20 percent.

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

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, all of our properties are located along the East coast, particularly those in New Jersey and Massachusetts. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal or related costs at our properties. Proposed legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Changes in market conditions could adversely affect the market price of the General Partner’s common stock.

As with other publicly traded equity securities, the value of the General Partner's common stock depends on various market conditions, which may change from time to time. The market price of the General Partner's common stock could change in ways that may or may not be related to our business, the General Partner's industry or our operating performance and financial condition. Among the market conditions that may affect the value of the General Partner's common stock are the following:

•the extent of your interest in us;

•the general reputation of REITs and the attractiveness of the General Partner's equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•our financial performance; and

•general stock and bond market conditions.

The market value of the General Partner's common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, the General Partner's common stock may trade at prices that are higher or lower than its net asset value per share of common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

PROPERTY LIST

As of December 31, 2019, the Company’s Consolidated Properties consisted of 43 in-service commercial properties, as well as 14 multi-family rental properties and two hotels. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 10.5 million square feet of commercial space and 3,913 apartment units with the individual commercial properties ranging from 6,216 to 1,246,283 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction. The Company’s commercial tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its in-service properties are well-maintained and do not require significant capital improvements.

Office Properties

			Percentage	2019		2019	2019
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/19	($000’s)	of Total 2019	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

BERGEN COUNTY
Fort Lee
One Bridge Plaza (h)	1981	200,000	73.9	4,450	1.19	30.09	27.80

ESSEX COUNTY
Millburn (Short Hills)
150 J.F. Kennedy Parkway (h)	1980	247,476	64.9	5,660	1.50	35.23	29.39
51 J.F. Kennedy Parkway (h)	1988	260,741	97.7	13,526	3.62	53.10	47.11
101 J.F. Kennedy Parkway (h)	1981	197,196	97.1	8,785	2.35	45.88	42.06
103 J.F. Kennedy Parkway (h)	1981	123,000	100.0	5,109	1.37	41.54	36.11

HUDSON COUNTY
Hoboken
111 River Street	2002	566,215	79.2	20,008	5.35	44.61	40.87
Jersey City
Harborside Plaza 2	1990	761,200	80.7	22,636	6.05	36.85	30.32
Harborside Plaza 3 (c)	1990	726,022	85.4	20,915	5.59	33.73	27.57
Harborside Plaza 4-A	2000	231,856	100.0	6,505	1.74	28.06	23.15
Harborside Plaza 5	2002	977,225	56.4	19,921	5.33	36.13	31.21
101 Hudson Street (c)	1992	1,246,283	83.4	31,104	8.32	29.94	24.11

MERCER COUNTY
Princeton
100 Overlook Center (h)	1988	149,600	94.0	4,702	1.26	33.45	27.61
5 Vaughn Drive (h)	1987	98,500	44.0	1,189	0.32	27.45	23.27

MIDDLESEX COUNTY
Edison
333 Thornall Street (h)	1984	196,128	88.9	5,772	1.54	33.10	28.63
343 Thornall Street (h)	1991	195,709	100.0	6,565	1.75	33.54	29.56
Iselin
99 Wood Avenue South (g) (h)	1987	271,988	81.7	7,303	1.95	36.45	31.28
101 Wood Avenue South (h)	1990	262,841	100.0	9,422	2.52	35.85	31.93
Plainsboro
500 College Road East (f)(h)	1984	158,235	70.3	2,849	0.76	25.60	21.33
Woodbridge
581 Main Street (h)	1991	200,000	100.0	6,195	1.66	30.98	24.79

Office Properties
(Continued)
			Percentage		2019		2019	2019
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/19		($000’s)	of Total 2019	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

MONMOUTH COUNTY
Holmdel
23 Main Street (h)	1977	350,000	100.0		4,566	1.22	13.05	10.31
Middletown
One River Centre Bldg 1 (h)	1983	122,594	97.6		3,129	0.84	26.16	23.05
One River Centre Bldg 2 (h)	1983	120,360	100.0		3,086	0.83	25.64	22.29
One River Centre Bldg 3 (h)	1984	194,518	38.4		1,593	0.43	21.35	16.27
Red Bank
100 Schultz Drive (h)	1989	100,000	28.5		608	0.15	28.31	26.35
200 Schultz Drive (h)	1988	102,018	85.8		2,385	0.64	27.23	21.93

MORRIS COUNTY
Florham Park
325 Columbia Turnpike (h)	1987	168,144	96.9		3,547	0.95	21.76	18.19
Madison
1 Giralda Farms (h)	1982	154,417	97.0		4,980	1.33	33.26	29.55
7 Giralda Farms (h)	1997	236,674	60.1		4,295	1.15	30.22	25.41
Parsippany
4 Campus Drive (h)	1983	147,475	81.2		2,677	0.72	22.34	17.50
6 Campus Drive (h)	1983	148,291	68.2		2,702	0.72	26.74	21.89
7 Campus Drive (h)	1982	154,395	69.2		2,948	0.79	27.58	24.50
8 Campus Drive (h)	1987	215,265	76.8		4,399	1.18	26.62	21.39
9 Campus Drive (h)	1983	156,495	91.6		3,025	0.81	21.10	17.52
2 Dryden Way (h)	1990	6,216	100.0		104	0.03	16.73	15.44
4 Gatehall Drive (h)	1988	248,480	68.3		4,791	1.28	28.23	24.45
2 Hilton Court (h)	1991	181,592	100.0		6,521	1.74	35.91	32.89
1 Sylvan Way (h)	1989	150,557	81.7		3,681	0.98	29.94	26.89
3 Sylvan Way (h)	2018	147,241	62.4		2,762	0.74	30.07	25.28
5 Sylvan Way (h)	1989	151,383	98.6		3,690	0.99	24.72	22.36
7 Sylvan Way (c) (h)	1987	145,983	72.1		1,865	0.50	17.73	13.37

Total New Jersey Office		10,472,313	80.5	(j)	269,970	72.19	32.14	27.38

TOTAL OFFICE PROPERTIES		10,472,313	80.5	(j)	269,970	72.19	32.14	27.38

Retail/Garage Properties, and Land Leases

			Percentage		2019		2019	2019
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/19		($000’s)	of Total 2019	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

HUDSON COUNTY
Weehawken
100 Avenue at Port Imperial (m)	2016	8,400	100.0		311	0.08	37.02	35.71
500 Avenue at Port Imperial (n)	2013	18,064	69.2		566	0.15	45.28	39.12

Total Retail/Garage Properties		26,464	79.5		877	0.23	41.96	37.75

NEW JERSEY

MORRIS COUNTY
Hanover
Wegmans Land Lease	-	-	-		2,389	0.64	-	-

Total Land Leases		-	-		2,389	0.64	-	-

TOTAL COMMERCIAL PROPERTIES		10,498,777	80.7	(j)	273,236	73.06	32.37	27.62

Multi-Family and Hotel Properties

		Net		Percentage	2019		Percentage	2019
		Rentable		Leased	Base		of Total	Average
		Commercial		as of	Rent		2019	Base Rent
	Year	Area	Number	12/31/19	($000’s)		Base Rent	Per Home
	Built	(Sq. Ft.)	of Units/Rooms	(%) (a)	(b) (c)		(%)	($) (c) (i)
NEW JERSEY

HUDSON COUNTY
Jersey City
Monaco North	2011	-	243	86.0	9,443		2.52	3,765
Monaco South	2011	-	280	80.7	9,483		2.54	3,497
Marbella I	2003	-	412	86.4	13,519		3.61	3,165
Marbella II (g)	2016	-	311	89.7	10,790		2.89	3,511
Liberty Towers (g)	2003	-	648	96.0	6,693		1.79	3,374
Soho Lofts (g)	2017	-	377	90.7	8,271		2.21	2,675
Weehawken
Riverhouse11 at Port Imperial	2018	-	295	96.3	9,347		2.50	2,743

MIDDLESEX COUNTY
New Brunswick
Richmond Court	1997	-	82	90.2	1,603		0.43	1,805
Riverwatch Commons	1995	-	118	95.8	2,332		0.62	1,720

MORRIS COUNTY
Morris Plains
Signature Place	2018	-	197	95.4	5,119		1.37	2,269

Total New Jersey Multi-Family		-	2,963	90.9	76,600		20.48	3,056

NEW YORK

WESTCHESTER COUNTY
Eastchester
Quarry Place at Tuckahoe	2016	-	108	97.2	4,240		1.13	3,365

Total New York Multi-Family		-	108	97.2	4,240		1.13	3,365

SUFFOLK COUNTY
East Boston
Portside at Pier One	2014	-	181	94.5	5,673		1.52	2,765
Portside 5/6	2018	-	296	96.6	8,366		2.24	2,438

WORCESTER COUNTY
Worcester
145 Front at City Square	2018	-	365	95.3	5,869		1.57	1,405

Total Massachusetts Multi-Family		-	842	95.6	19,908		5.33	2,061

Total Multi-Family Properties		-	3,913	92.1	100,748		26.94	2,745

HUDSON COUNTY
Weehawken
Envue Autograph Collection	2019	-	208	-	(o)		-	-
Residence Inn at Port Imperial	2018	-	164	-	(p)		-	-

Total Hotel Properties		-	372	-	-		-	-

TOTAL PROPERTIES		10,498,777	4,285	N/A	373,984	(k)(l)	100.00

Footnotes to Property List (dollars in thousands, except per square foot amounts):

(a)

Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2019 aggregating 31,982 square feet (representing 0.3 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)

Total base rent for the year ended December 31, 2019, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For the 12 months ended December 31, 2019, total escalations and recoveries from tenants were: $28,486, or $4.11 per leased square foot, for office properties.

(c)	Excludes space leased by the Company.
(d)	Base rent for the 12 months ended December 31, 2019 divided by net rentable commercial square feet leased at December 31, 2019.
(e)

Total base rent, determined in accordance with GAAP, for 2019 minus 2019 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2019.

(f)	This property is located on land leased by the Company.
(g)

As this property was acquired, commenced initial operations or initially consolidated by the Company during the 12 months ended December 31, 2019, the amounts represented in 2019 base rent reflect only that portion of those 12 months during which the Company owned or consolidated the property. Accordingly, these amounts may not be indicative of the property’s full year results. For comparison purposes, the amounts represented in 2019 average base rent per sq. ft. and per unit for this property have been calculated by taking the 12 months ended December 31, 2019 base rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased or occupied units at December 31, 2019. These annualized per square foot and per unit amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of the 12 months ended December 31, 2019.

(h)	Property is held for sale by the Company and classified as discontinued operations as of December 31, 2019.
(i)	Annualized base rent for the 12 months ended December 31, 2019 divided by units occupied at December 31, 2019, divided by 12.
(j)	Excludes properties being considered for repositioning, redevelopment, potential sale, or being prepared for lease up.
(k)	Excludes approximately $57.6 million from properties which were disposed of or removed from service during the year ended December 31, 2019.
(l)	Includes $148.9 million from properties held for sale and classified as discontinued operations as of December 31, 2019.
(m)	This property had Parking Income of $1,714 in 2019.
(n)	This property had Parking Income of $3,364 in 2019.
(o)	This property had Hotel Income of $3,680 in 2019.
(p)	This property had Hotel Income of $6,162 in 2019.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of commercial square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

	Percentage of
December 31,	Square Feet Leased (%) (a)
2019	80.7	(b)

2018	83.2	(b)

2017	87.6	(b)

2016	90.6	(b)

2015	86.2

(a)Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. For all years, excludes properties being prepared for lease up.

(b)Excludes properties being considered for repositioning or redevelopment. Inclusive of such properties, percentage of square feet leased as of 2019, 2018 2017 and 2016 was 80.6, 81.7, 85.6 and 89.6 percent, respectively.

Significant Tenants

The following table sets forth a schedule of the Company’s 50 largest commercial tenants for the Consolidated Properties as of December 31, 2019 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

Merrill Lynch Pierce Fenner	2	10,898,022	4.0	421,570	5.2	(b)
John Wiley & Sons, Inc.	1	10,888,237	4.0	290,353	3.6	2033
MUFG Bank Ltd.	2	10,189,469	3.8	242,354	3.0	(c)
Dun & Bradstreet Corporation	2	7,516,240	2.8	192,280	2.4	2023
Daiichi Sankyo, Inc.	1	6,909,661	2.6	171,900	2.1	2023 (d)
TD Ameritrade Services Company, Inc.	1	6,894,300	2.5	193,873	2.4	2021 (e)
E*Trade Financial Corporation	1	5,290,600	2.0	132,265	1.6	2031
KPMG, LLP	2	5,224,111	1.9	120,947	1.5	(f)
Investors Bank	3	5,161,708	1.9	144,552	1.8	(g)
Vonage America, Inc.	1	4,826,500	1.8	350,000	4.3	2023
Plymouth Rock Management Company of New Jersey	1	4,351,725	1.6	129,786	1.6	2031
ARCH Insurance Company	1	4,326,008	1.6	106,815	1.3	2024
Alacer Corporation	1	4,306,008	1.6	113,316	1.4	2025 (h)
Sumitomo Mitsui Banking Corp.	1	4,156,989	1.5	111,105	1.4	2037 (i)
HQ Global Workplaces, LLC	5	4,125,006	1.5	122,222	1.5	(j)
TP ICAP Securities USA, LLC	2	4,079,450	1.5	121,871	1.5	(k)
Brown Brothers Harriman & Co.	1	3,673,536	1.4	114,798	1.4	2026
First Data Corporation	1	3,651,042	1.3	88,374	1.1	(l)
Ferrero U.S.A. Inc.	1	3,122,288	1.2	105,194	1.3	2029
Cardinia Real Estate LLC	1	3,112,664	1.1	79,771	1.0	2032
Natixis North America, Inc.	1	3,093,290	1.1	89,907	1.1	2021
Ernst & Young U.S. LLP	2	2,937,821	1.1	74,557	0.9	2020
Zurich American Insurance Company	1	2,774,955	1.0	64,414	0.8	2032
Leo Pharma Inc.	1	2,748,330	1.0	78,479	1.0	2027
Hackensack Meridian Health, Inc.	1	2,555,917	1.0	69,841	0.8	2027
AMTrust Financial Services, Inc.	1	2,460,544	0.9	76,892	0.9	2023
Tradeweb Markets, LLC	1	2,413,954	0.9	65,242	0.8	2028 (m)
New Jersey City University	1	2,256,453	0.8	68,348	0.8	2035
Wells Fargo Advisors, LLC	2	2,217,342	0.8	57,870	0.7	(n)
Torre Lazur Healthcare Group, Inc.	1	2,168,867	0.8	70,878	0.9	2030
Jeffries, LLC	1	2,133,942	0.8	62,763	0.8	2023
Trustees of Princeton Univ.	1	2,099,241	0.8	67,478	0.8	2027
The Prudential Insurance Company of America	1	2,086,629	0.8	60,482	0.7	2023
GBT US LLC	1	1,970,129	0.7	49,563	0.6	2026
B&G Foods, Inc.	1	1,949,848	0.7	66,934	0.8	2026
PBF Holding Company, LLC	1	1,948,084	0.7	57,721	0.7	2022
SunAmerica Asset Management, LLC	1	1,890,199	0.7	36,336	0.4	2023
UBS Financial Services, Inc.	3	1,887,880	0.7	53,987	0.7	(o)
Bressler, Amery & Ross, P.C.	1	1,766,850	0.7	70,674	0.9	2023
Whole Foods Market Services	1	1,753,726	0.6	47,398	0.6	2032
Sumitomo Mitsui Trust Bank (U.S.A.) Limited	1	1,745,775	0.6	38,134	0.5	2024
Savvis Communications, LLC	1	1,715,376	0.6	71,474	0.9	2025
Securitas Security Services	1	1,697,401	0.6	87,561	1.1	(p)
Amerigroup New Jersey Inc.	1	1,682,658	0.6	46,740	0.6	(q)
Pacira Biosciences Inc.	1	1,575,934	0.6	53,141	0.6	2028
Global Aerospace Inc.	1	1,556,457	0.6	47,891	0.6	2021
Morgan Stanley Smith Barney	1	1,420,233	0.5	42,395	0.5	2026
Greenbaum Rowe Smith & Davis	1	1,405,223	0.5	39,362	0.5	2025 (r)
Maser Consulting P.A.	1	1,404,341	0.5	54,538	0.7	2023
World Business Lenders LLC	1	1,384,080	0.5	35,040	0.4	2027

Totals		173,405,043	63.8	5,159,386	63.5

(a)

Annualized base rental revenue is based on actual December 2019 billings times 12. For leases whose rent commences after January 1, 2020, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	33,363 square feet expire in 2021; 388,207 square feet expire in 2027.
(c)	5,004 square feet expire in 2021; 237,350 square feet expire in 2029.
(d)	Expires 12/31/22.
(e)	Expires 12/31/20.
(f)	66,606 square feet expire in 2024; 54,341 square feet expire in 2026.
(g)	5,256 square feet expire in 2022; 82,936 square feet expire in 2026; 56,360 square feet expires in 2030.
(h)	Expires 12/31/24.
(i)	Expires 12/31/36.
(j)	17,855 square feet expire in 2021; 38,930 square feet expire in 2024 (expires 12/31/23); 45,042 square feet expire in 2024; 20,395 square feet expire in 2026.
(k)	63,372 square feet expire in 2023; 21,112 square feet expire in 2025; 37,387 square feet expire in 2033.
(l)	8,014 square feet expire in 2027 (expires 12/31/26); 80,360 square feet expire in 2029.
(m)	Expires 12/31/27.
(n)	25,762 square feet expire in 2022; 32,108 square feet expire in 2024.
(o)	27,274 square feet expire in 2022; 26,713 square feet expire in 2024.
(p)	6,279 square feet expire in 2021; 81,282 square feet expire in 2031.
(q)	6,890 square feet expire in 2023; 39,850 square feet expire in 2025.
(r)	Expires 12/31/24.

The following table sets forth a schedule of the 20 largest commercial tenants for the consolidated properties, excluding the assets classified as discontinued operations as of December 31, 2019, based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

John Wiley & Sons Inc.	1	10,888,238	9.1	290,353	6.4	2033
Merrill Lynch Pierce Fenner	1	9,029,695	7.5	388,207	8.6	2027
MUFG Bank Ltd.	2	10,189,469	8.5	242,354	5.4	(b)
TD Ameritrade Services Co.	1	6,894,300	5.8	193,873	4.3	2020
E*Trade Financial Corporation	1	5,290,600	4.4	132,265	2.9	2031
Arch Insurance Company	1	4,326,008	3.6	106,815	2.4	2024
Sumitomo Mitsui Banking Corp.	1	4,156,989	3.5	111,105	2.5	2036
HQ Global Workplaces LLC	2	1,210,041	1.0	43,412	1.0	(c)
TP ICAP Americas Holdings Inc.	1	4,079,450	3.4	100,759	2.2	(d)
Brown Brothers Harriman & Co.	1	3,673,536	3.1	114,798	2.5	2026
First Data Corporation	1	3,651,042	3.1	88,374	2.0	(d)
Cardinia Real Estate LLC	1	3,112,664	2.6	79,771	1.8	2032
Natixis North America LLC	1	3,093,290	2.6	89,907	2.0	2021
Zurich American Ins. Co.	1	2,774,955	2.3	64,414	1.4	2032
Amtrust Financial Services	1	2,460,544	2.1	76,892	1.7	2023
Tradeweb Markets LLC	1	2,413,954	2.0	65,242	1.4	2027
New Jersey City University	1	2,256,453	1.9	68,348	1.5	2035
Jefferies LLC	1	2,133,942	1.8	62,763	1.4	2023
GBT US LLC	1	1,970,129	1.6	49,563	1.1	2026
Sunamerica Asset Management	1	1,890,199	1.5	36,336	0.9	2023

Totals		85,495,498	71.4	2,405,551	53.4

(a)

Annualized base rental revenue is based on actual December 2019 billings times 12. For leases whose rent commences after January 1, 2020, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	5,004 square feet expire in 2021; 237,350 square feet expire in 2029.
(c)	17,855 square feet expire in 2021; 25,557 square feet expire in 2024.
(d)	63,372 square feet expire in 2023; 37,387 square feet expire in 2033.

Schedule of Lease Expirations

The following table sets forth a schedule of lease expirations for the total of the Company’s office and stand-alone retail properties included in the Consolidated Commercial Properties beginning January 1, 2020, assuming that none of the tenants exercise renewal or termination options:

						Average
						Annual Base
				Percentage Of		Rent Per Net
		Net Rentable		Total Leased	Annualized	Rentable	Percentage Of
		Area Subject		Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring		Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases		By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)		Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2020 (c)	50	470,324		5.8	16,035,519	34.09	5.9

2021	64	798,400		9.8	27,535,201	34.49	10.1

2022	63	618,005		7.6	19,560,187	31.65	7.2

2023	63	1,467,018		18.0	43,930,350	29.95	16.2

2024	61	809,606		10.0	29,134,278	35.99	10.7

2025	43	564,990		6.9	19,309,879	34.18	7.1

2026	39	608,159		7.5	20,485,666	33.68	7.6

2027	22	728,541		9.0	21,007,601	28.84	7.7

2028	11	178,764		2.2	6,060,397	33.90	2.2

2029	16	529,110		6.5	19,958,526	37.72	7.3

2030	6	166,264		2.0	6,281,491	37.78	2.3

2031 and thereafter	24	1,191,027		14.7	42,687,177	35.84	15.7
Totals/Weighted
Average	462	8,130,208	(d)	100.0	271,986,272	33.45	100.0

(a)	Includes office and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)

Annualized base rental revenue is based on actual December 2019 billings times 12. For leases whose rent commences after January 1, 2020 annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2019 aggregating 31,982 square feet and representing annualized rent of $1,499,990 for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	8,130,208
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	306,737
Square footage unleased	2,035,368
Total net rentable commercial square footage (does not include land leases)	10,472,313

The following table sets forth a schedule of lease expirations for the Company’s office and stand-alone retail properties included in the Consolidated Commercial properties, excluding the properties classified as discontinued operations, beginning January 1, 2020, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2020 (c)	7	61,144	1.9	2,165,375	35.41	1.8

2021	18	392,953	11.9	14,441,401	36.75	12.1

2022	12	102,307	3.1	3,951,557	38.62	3.3

2023	11	324,360	9.8	11,929,205	36.78	10.0

2024	12	230,182	7.0	9,196,390	39.95	7.7

2025	9	123,680	3.7	4,065,936	32.87	3.4

2026	10	243,288	7.4	8,646,843	35.54	7.2

2027	8	457,415	13.9	11,846,892	25.90	9.9

2028	5	88,842	2.7	3,480,965	39.18	2.9

2029	6	335,773	10.2	14,102,459	42.00	11.8

2030	3	29,211	0.9	1,313,797	44.98	1.1

2031 and thereafter	18	911,004	27.5	34,538,731	37.91	28.8
Totals/Weighted
Average	119	3,300,159	100.0	119,679,550	36.26	100.0

(a)	Includes office and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month‑to‑month tenants. Some tenants have multiple leases.
(b)

Annualized base rental revenue is based on actual December 2019 billings times 12. For leases whose rent commences after January 1, 2020 annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2019 aggregating 12,191 square feet and representing annualized rent of $0.5 million for which no new leases were signed.

Industry Diversification

The following table lists the Company’s 30 largest commercial tenants industry classifications based on annualized contractual base rent of the Consolidated Properties:

	Annualized	Percentage of		Percentage of
	Base Rental	Company	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	67,332,354	24.9	1,986,393	24.5
Credit Intermediation & Related Activities	33,561,392	12.3	866,009	10.7
Insurance Carriers & Related Activities	31,209,554	11.5	886,294	10.9
Manufacturing	24,946,622	9.2	745,084	9.2
Other Professional	15,417,922	5.7	393,608	4.8
Publishing Industries	10,953,328	4.0	292,138	3.6
Accounting/Tax Prep.	9,420,539	3.5	293,236	3.6
Computer System Design Svcs.	9,206,613	3.4	291,864	3.6
Legal Services	8,865,017	3.3	267,520	3.3
Management/Scientific	8,564,703	3.1	253,767	3.1
Advertising/Related Services	7,370,270	2.7	219,554	2.7
Real Estate & Rental & Leasing	6,664,083	2.5	195,400	2.4
Educational Services	6,064,633	2.2	188,947	2.3
Telecommunications	5,654,420	2.1	370,698	4.6
Admin & Support, Waste Mgt. & Remediation Svcs.	4,310,943	1.6	171,771	2.1
Architectural/Engineering	3,886,888	1.4	148,902	1.8
Health Care & Social Assistance	2,807,563	1.0	80,744	1.0
Data Processing Services	2,459,383	0.9	89,551	1.1
Mining	1,948,084	0.7	57,721	0.7
Other Services (except Public Administration)	1,853,213	0.7	62,867	0.8
Specialized Design Services	1,468,362	0.5	42,913	0.5
Scientific Research/Development	1,453,501	0.5	42,052	0.5
Wholesale Trade	1,441,285	0.5	38,462	0.5
Public Administration	1,242,197	0.5	43,783	0.5
Transportation	1,196,067	0.4	31,217	0.4
Funds, Trusts & Other Financial Vehicles	1,136,914	0.4	25,947	0.3
Information Services	802,800	0.3	22,300	0.3
Construction	424,491	0.2	11,626	0.1
Retail Trade	124,875	0.0	4,995	0.1
Motion Picture/Sound Recording	105,302	0.0	2,846	0.0
Other	92,954	0.0	1,999	0.0

TOTAL	271,986,272	100.0	8,130,208	100.0

(a)The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).

(b)Annualized base rental revenue is based on actual December 2019 billings times 12. For leases whose rent commences after January 1, 2020, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2019 aggregating 31,982 square feet and representing annualized base rent of $1,499,990 for which no new leases were signed.

(d)Includes office and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

The following table lists the Company’s 20 largest commercial tenant industry classifications based on annualized contractual base rent of the Consolidated Properties, excluding properties classified as discontinued operations, as of December 31, 2019:

	Annualized	Percentage of		Percentage of
	Base Rental	Company	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	50,162,658	41.9	1,512,701	45.8
Credit Intermediation & Related Activities	17,848,370	14.9	434,556	13.2
Insurance Carriers & Related Activities	14,422,317	12.1	373,150	11.3
Publishing Industries	10,888,238	9.1	290,353	8.8
Other Professional	4,865,800	4.1	112,654	3.4
Advertising/Related Services	3,350,564	2.8	86,115	2.6
Educational Services	2,751,128	2.3	78,873	2.4
Computer System Design Svcs.	2,536,571	2.1	61,936	1.9
Data Processing Services	2,340,424	2.0	85,062	2.6
Management/Scientific	2,071,736	1.7	45,705	1.4
Real Estate & Rental & Leasing	2,038,357	1.7	61,257	1.9
Specialized Design Services	1,200,745	1.0	34,307	1.0
Wholesale Trade	875,740	0.7	17,102	0.5
Telecommunications	827,920	0.7	20,698	0.6
Information Services	802,800	0.7	22,300	0.7
Legal Services	591,974	0.5	17,411	0.5
Scientific Research/Development	584,733	0.5	11,987	0.4
Transportation	534,365	0.4	11,514	0.3
Admin & Support, Waste Mgt. & Remediation Svcs.	369,424	0.3	8,510	0.3
Construction	225,408	0.2	4,696	0.1
Other	390,278	0.3	9,272	0.3

TOTAL	119,679,551	100.0	3,300,159	100.0

(a)	The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).
(b)

Annualized base rental revenue is based on actual December 2019 billings times 12. For leases whose rent commences after January 1, 2020, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)

Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2019 aggregating 12,191 square feet and representing annualized base rent of $0.5 million for which no new leases were signed.

(d)	Includes office and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

Market Diversification

The following table lists the Company’s markets, based on annualized commercial contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Jersey City, NJ	119,679,551	44.0	4,508,801	43.1
Newark, NJ (Essex-Morris-Union Counties)	86,995,735	32.0	3,241,021	30.9
Middlesex-Somerset-Hunterdon, NJ	35,857,438	13.2	1,126,666	10.8
Monmouth-Ocean, NJ	16,608,496	6.1	989,490	9.4
Trenton, NJ	8,526,262	3.1	406,335	3.9
Bergen-Passaic, NJ	4,318,790	1.6	200,000	1.9

Totals	271,986,272	100.0	10,472,313	100.0

(a)Annualized base rental revenue is based on actual December 31, 2019 billings times 12. For leases whose rent commences after January 1, 2020, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2019 aggregating 31,982 square feet and representing annualized base rent of $1,499,990 for which no new leases were signed.

(c)Includes office and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

The following table lists the Company’s markets, based on annualized commercial contractual base rent of the Consolidated Properties, excluding the properties classified as discontinued operations, as of December 31, 2019:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Jersey City, NJ	119,679,551	100.0	4,508,801	100.0

Totals	119,679,551	100.0	4,508,801	100.0

(a)

Annualized base rental revenue is based on actual December 31, 2019 billings times 12. For leases whose rent commences after January 1, 2020, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)

Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2019 aggregating 12,191 square feet and representing annualized base rent of $0.5 million for which no new leases were signed.

(c)	Includes office and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The shares of the General Partner's common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CLI.” There is no established public trading market for the Operating Partnership’s common units.

The following table sets forth the quarterly high, low, and closing price per share of the General Partner's Common Stock reported on the NYSE for the years ended December 31, 2019 and 2018, respectively:

For the Year Ended December 31, 2019

	High	Low	Close
First Quarter	$22.55	$18.74	$22.20
Second Quarter	$24.88	$21.68	$23.29
Third Quarter	$24.09	$19.97	$21.66
Fourth Quarter	$23.40	$19.96	$23.13

For the Year Ended December 31, 2018

	High	Low	Close
First Quarter	$21.98	$15.86	$16.71
Second Quarter	$20.86	$16.23	$20.28
Third Quarter	$21.92	$18.92	$21.26
Fourth Quarter	$22.26	$19.02	$19.59

On February 24, 2020, the closing Common Stock price reported on the NYSE was $21.15 per share.

On July 9, 2019, the General Partner filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the General Partner was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 24, 2020, the General Partner had 283 common shareholders of record (this does not include beneficial owners for whom Cede & Co. or others act as nominee) and the Operating Partnership had 83 owners of limited partnership units and one owner of General Partnership units.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”). The graph assumes that the value of the investment in the General Partner's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2014 and that all dividends were reinvested. The price of the General Partner's Common Stock on December 31, 2014 (on which the graph is based) was $19.06. The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the General Partner. The consolidated selected operating and balance sheet data of the General Partner as of December 31, 2019, 2018, 2017, 2016 and 2015, and for the years then ended have been derived from the General Partner's financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2019	2018	2017	2016	2015
Total revenues	$350,935	$365,714	$459,030	$499,045	$498,494
Property expenses (b)	$131,520	$138,262	$169,162	$193,002	$202,896
Real estate services expenses	$15,918	$17,919	$23,394	$26,260	$25,583
General and administrative	$57,535	$53,865	$50,475	$51,548	$48,655
Property Impairments	$-	$-	$-	$-	$197,919
Land and other impairments	$32,444	$24,566	$-	$-	$-
Interest expense	$90,569	$77,346	$84,523	$90,251	$98,333
Gain on change of control of interests	$13,790	$14,217	$-	$15,347	$-
Realized gains (losses) and unrealized losses on
disposition of rental property, net,
of continuing operations	$345,926	$99,436	$2,364	$109,666	$53,261
Gain on disposition of developable land	$522	$30,939	$-	$-	$-
Gain on sale of investment in unconsolidated joint venture	$903	$-	$23,131	$5,670	$6,448
Gain (loss) from extinguishment of debt, net	$1,648	$(8,929)	$(421)	$(30,540)	$-
Income (loss) from continuing operations	$252,554	$80,267	$10,840	$107,638	$(157,648)
Income from discontinued operations	$27,456	$26,134	$22,878	$22,656	$15,596
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net,
on discontinued operations	$(136,174)	$-	$-	$-	$-
Net income (loss) available to common shareholders	$111,861	$84,111	$23,185	$117,224	$(125,752)
Income (loss) from continuing operations
per share – basic	$2.03	$0.54	$(0.17)	$1.08	$(1.56)
Income (loss) from continuing operations
per share – diluted	$2.03	$0.54	$(0.17)	$1.08	$(1.56)
Net income (loss) per share – basic	$0.95	$0.80	$0.06	$1.31	$(1.41)
Net income (loss) per share – diluted	$0.95	$0.80	$0.06	$1.30	$(1.41)
Dividends declared per common share	$0.80	$0.80	$0.75	$0.60	$0.60
Basic weighted average shares outstanding	90,557	90,388	90,005	89,746	89,291
Diluted weighted average shares outstanding	100,689	100,724	100,703	100,498	100,222

Balance Sheet Data (a)		December 31,
In thousands	2019	2018	2017	2016	2015
Rental property, before accumulated
depreciation and amortization	$4,256,681	$5,306,017	$5,102,844	$4,804,867	$4,807,718
Total assets	$5,292,798	$5,060,644	$4,957,885	$4,296,766	$4,053,963
Total debt (c)	$2,808,518	$2,792,651	$2,809,568	$2,340,009	$2,145,393
Total liabilities	$3,089,941	$3,033,004	$3,076,954	$2,570,079	$2,370,255
Redeemable noncontrolling interests	$503,382	$330,459	$212,208	$-	$-
Total Mack-Cali Realty Corporation
stockholders’ equity	$1,493,699	$1,486,658	$1,476,295	$1,527,171	$1,455,676
Total noncontrolling interests in subsidiaries	$205,776	$210,523	$192,428	$199,516	$228,032

(a)Certain reclassifications have been made to prior period amounts in order to conform with current period presentation, primarily related to classification of certain properties as discontinued operations.

(b)Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.

(c)Total debt is calculated by taking the sum of senior unsecured notes, unsecured revolving credit facility and term loans, and mortgages, loans payable and other obligations, net.

The following table sets forth selected financial data on a consolidated basis for the Operating Partnership. The consolidated selected operating and balance sheet data of the Operating Partnership as of December 31, 2019, 2018, 2017, 2016 and 2015, and for the years then ended have been derived from the Operating Partnership’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per unit data	2019	2018	2017	2016	2015
Total revenues	$350,935	$365,714	$459,030	$499,045	$498,494
Property expenses (b)	$131,520	$138,262	$169,162	$193,002	$202,896
Real estate services expenses	$15,918	$17,919	$23,394	$26,260	$25,583
General and administrative	$57,535	$53,865	$50,475	$51,548	$48,655
Property Impairments	$-	$-	$-	$-	$197,919
Land and other impairments	$32,444	$24,566	$-	$-	$-
Interest expense	$90,569	$77,346	$84,523	$90,251	$98,333
Gain on change of control of interests	$13,790	$14,217	$-	$15,347	$-
Realized gains (losses) and unrealized losses on				-
disposition of rental property, net,
of continuing operations	$345,926	$99,436	$2,364	$109,666	$53,261
Gain on disposition of developable land	$522	$30,939	$-	$-	$-
Gain on sale of investment in unconsolidated joint venture	$903	$-	$23,131	$5,670	$6,448
Gain (loss) from extinguishment of debt, net	$1,648	$(8,929)	$(421)	$(30,540)	$-
Income (loss) from continuing operations	$252,554	$80,267	$10,840	$107,638	$(157,648)
Income from discontinued operations	$27,456	$26,134	$22,878	$22,656	$15,596
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net,
on discontinued operations	$(136,174)	$-	$-	$-	$-
Net income (loss) available to common unitholders	$125,125	$93,638	$25,896	$130,945	$(141,008)
Income (loss) from continuing operations
per unit – basic	$2.03	$0.54	$(0.17)	$1.08	$(1.56)
Income (loss) from continuing operations
per unit – diluted	$2.03	$0.54	$(0.17)	$1.08	$(1.56)
Net income (loss) per unit – basic	$0.95	$0.80	$0.06	$1.31	$(1.41)
Net income (loss) per unit – diluted	$0.95	$0.80	$0.06	$1.30	$(1.41)
Distributions declared per common unit	$0.80	$0.80	$0.75	$0.60	$0.60
Basic weighted average units outstanding	100,520	100,634	100,410	100,245	100,222
Diluted weighted average units outstanding	100,689	100,724	100,703	100,498	100,222

Balance Sheet Data (a)		December 31,
In thousands	2019	2018	2017	2016	2015
Rental property, before accumulated
depreciation and amortization	$4,256,681	$5,306,017	$5,102,844	$4,804,867	$4,807,718
Total assets	$5,292,798	$5,060,644	$4,957,885	$4,296,766	$4,053,963
Total debt (c)	$2,808,518	$2,792,651	$2,809,568	$2,340,009	$2,145,393
Total liabilities	$3,089,941	$3,033,004	$3,076,954	$2,570,079	$2,370,255
Redeemable noncontrolling interests	$503,382	$330,459	$212,208	$-	$-
Total equity	$1,699,475	$1,697,181	$1,668,723	$1,726,687	$1,683,708

(a)Certain reclassifications have been made to prior period amounts in order to conform with current period presentation, primarily related to classification of certain properties as discontinued operations.

(b)Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.

(c)Total debt is calculated by taking the sum of senior unsecured notes, unsecured revolving credit facility and term loans, and mortgages, loans payable and other obligations, net.

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

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, construction and tenant-related services for its General Partner. The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted. Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries. The Company owns or has interests in 71 properties (collectively, the “Properties”), consisting of 42 office properties, totaling approximately 10.7 million square feet leased to approximately 400 commercial tenants, 21 multi-family rental properties containing 6,524 apartment units, four parking/retail properties totaling approximately 108,000 square feet, three hotels containing 723 rooms and a parcel of land leased to a third party. The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 2.0 million square feet of additional commercial space and approximately 9,500 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office and multi-family rental properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.

In September 2015, the Company announced an initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family rental properties. As part of this plan, the Company has sold multiple properties, primarily commercial office and office/flex properties, which it believes do not meet its long-term goals.

STRATEGIC DIRECTION

Following the General Partner’s 2019 Annual Meeting of Stockholders, the Board of Directors of the General Partner (the “Board”) formed a Shareholder Value Committee comprised of four independent directors to review the Company’s strategic direction and make a recommendation to the full Board.  On December 19, 2019, the Company announced that, based on the recommendations of the Shareholder Value Committee, the Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet (collectively, the “Suburban Office Portfolio”).  This does not include the Company’s waterfront office properties in Jersey City and Hoboken, New Jersey. As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations – to the Financial Statements.

Following the December 2019 announcement, the Shareholder Value Committee was disbanded. Subsequent thereto, the Board’s Nominating and Corporate Governance Committee appointed a new committee of the Board, the Special Committee, to monitor the Company’s strategic direction and to receive and consider any offers to buy the Company that may be proffered.

During the year ended December 31, 2019, the Company completed the sale of two of these suburban office properties, totaling 497,000 square feet, for net sales proceeds of $52.2 million. As of December 31, 2019, the Company has identified as held for sale the remaining 35 office properties (comprised of 12 disposal groups) in the Suburban Office Portfolio, totaling 6.1 million square feet.

The Company expects to complete the sale of its remaining Suburban Office Portfolio properties in 2020, and plans to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

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

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the lease percentage has declined or stabilized. The percentage leased in the Company’s stabilized core operating commercial properties included in its Consolidated Properties aggregating 10.3 million, 14.1 million and 14.7 million square feet at December 31, 2019, 2018 and 2017, respectively, was 80.7 percent leased at December 31, 2019, as compared to 83.2 percent leased at December 31, 2018 and 87.6 percent leased at December 31, 2017 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of December 31, 2019, 2018 and 2017 aggregate 31,982, 10,108 and 343,217 square feet, respectively, or 0.3, 0.1 and 2.3 percentage of the net rentable square footage, respectively. Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the year ended December 31, 2019 (on 229,429 square feet of renewals) increased an average of 16.9 percent compared to rates that were in effect under the prior leases, as compared to a 21.7 percent increase during 2018 (on 950,548 square feet of renewals) and a 1.7 percent increase in 2017 (on 1,680,687 square feet of renewals). Estimated lease costs for the renewed leases in 2019 averaged $4.34 per square foot per year for a weighted average lease term of 3.9 years, estimated lease costs for the renewed leases in 2018 averaged $3.46 per square foot per year for a weighted average lease term of 4.7 years and estimated lease costs for the renewed leases in 2017 averaged $2.16 per square foot per year for a weighted average lease term of 7.2 years. The Company believes that vacancy rates at its commercial properties have begun to bottom by the end of 2019 as the majority of the known move-outs at its waterfront portfolio have already occurred, and commercial rental rates may increase in some of its markets in 2020. As of December 31, 2019, commercial leases which comprise approximately 5.9 and 10.1 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2020 and 2021, respectively. With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid. If these recent leasing results do not prove to be sustaining in 2020, the Company may receive less revenue from the same space.

During 2017, Moody’s downgraded its investment grade rating on the Company’s senior unsecured debt to sub-investment grade and during 2018, Standard & Poor’s lowered its investment grade rating on the Company’s senior unsecured debt to sub-investment grade. Amongst other things, such downgrade would have increased the interest rate on outstanding borrowings under the Company’s current $600 million unsecured revolving credit facility (which was amended in January 2017) from the London Inter-Bank Offered Rate (“LIBOR”) plus 120 basis points to LIBOR plus 155 basis points and the annual credit facility fee it pays would have increased from 25 to 30 basis points. Additionally, any such downgrade would have increased the current interest rate on each of the Company’s 2016 Term Loan and 2017 Term Loan from LIBOR plus 140 basis points to LIBOR plus 185 points.  Effective March 6, 2018, the Company elected to utilize the leverage grid pricing available under the unsecured revolving credit facility and both unsecured term loans. This resulted in an interest rate of LIBOR plus 130 basis points for the Company’s unsecured revolving credit facility and 25 basis points for the facility fee and LIBOR plus 155 basis points for both unsecured term loans at the Company’s then total leverage ratio. In addition, a downgrade in its ratings to sub-investment grade would result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•recent transactions;

•critical accounting policies and estimates;

•results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018;

•results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017; and

•liquidity and capital resources.

Recent Transactions

Acquisitions

The Company acquired the following rental properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the year ended December 31, 2019 (dollars in thousands):

					Rentable
Acquisition			Property	# of	Square Feet/	Acquisition
Date	Property Address	Location	Type	Bldgs.	Apartment Units	Cost
02/06/19	99 Wood Avenue (a)	Iselin, New Jersey	Office	1	271,988	$61,858
04/01/19	Soho Lofts (a)	Jersey City, New Jersey	Multi-family	1	377	264,578
09/26/19	Liberty Towers (b)	Jersey City, New Jersey	Multi-family	1	648	410,483

Total Acquisitions				3		$736,919

(a)

This acquisition was funded using funds available with the Company's qualified intermediary from prior property sales proceeds and through borrowing under the Company's unsecured revolving credit facility.

(b)	This acquisition was funded through borrowings under the Company's unsecured revolving credit facility and a new $232 million mortgage loan collateralized by the property.

On May 10, 2019, the Company completed the acquisition of developable land parcels for future development (“107 Morgan”) located in Jersey City, New Jersey for approximately $67.2 million. The 107 Morgan acquisition was funded using funds available with the Company’s qualified intermediary from prior property sales proceeds, and through borrowing under the Company’s unsecured revolving credit facility. The Company’s mortgage receivable of $46.1 million with the seller was repaid in full to the Company at closing.

Consolidations

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent preferred controlling interest for $77.5 million in cash. The property was subject to a mortgage loan that had a principal balance of $74.7 million. The acquisition was funded primarily using available cash. Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan collateralized by the property in the amount of $117 million, which bears interest at 4.2 percent and matures in August 2026. The Company received $43.3 million in distribution from the loan proceeds which was used to acquire the equity partner’s 50 percent interest. As the result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest. In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE. As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rental rates and market cap rates and discount rates). As a result, the Company recorded a gain on change of control of interests of $13.8 million (a non-cash item) in the year ended December 31, 2019, in which the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4. Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $15.3 million and the noncontrolling interest’s fair value of $13.7 million. See Note 9: Mortgages, Loans Payable and Other Obligations – to the Financial Statements.

Marbella II
Land and leasehold interests	$36,595
Buildings and improvements and other assets, net	153,974
In-place lease values (a)	4,611
Less: Below market lease values (a)	(80)
195,100
Less: Debt	(117,000)
Net assets	78,100
Less: Noncontrolling interests	(13,722)
Net assets recorded upon consolidation	$64,378

(a) In-place and below market lease values are being amortized over a weighted-average term of 6.2 months.

Properties Commencing Initial Operations

The following property commenced initial operations during the year ended December 31, 2019 (dollars in thousands):

				# of	Total
In Service			Property	Apartment Units/	Development
Date	Property	Location	Type	Rooms	Costs Incurred
07/09/19	Autograph Collection By Marriott (Phase II)	Weehawken, NJ	Hotel	208	$105,477
Totals				208	$105,477

Real Estate Held for Sale/Discontinued Operations/Dispositions

The Company identified 35 office properties (comprised of 12 disposal groups) totaling 6.1 million square feet (See Note 7: Discontinued Operations – to the Financial Statements), a retail pad leased to others and several developable land parcels as held for sale as of December 31, 2019. The total estimated sales proceeds, net of expected selling costs, from the sales of all the assets held for sale are expected to be approximately $1.2 billion. The Company determined that the carrying value of 21 of the properties (comprised of six disposal groups) and several land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the year ended December 31, 2019, recognized an unrealized loss allowance of $174.1 million for the properties ($137.9 million of which are from discontinued operations), and land and other impairments of $32.4 million.

The Company disposed of the following rental properties during the year ended December 31, 2019 (dollars in thousands):

										Discontinued
										Operations:
									Realized	Realized
									Gains	Gains
				Rentable			Net	Net	(losses)/	(losses)/
Disposition			# of	Square		Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units		Type	Proceeds	Value	Losses, net	Losses, net
01/11/19	721 Route 202-206 South (a)	Bridgewater, New Jersey	1	192,741		Office	$5,651	$5,410	$241	$-
01/16/19	Park Square Apartments (b)	Rahway, New Jersey	1	159	units	Multi-family	34,045	34,032	13	-
01/22/19	2115 Linwood Avenue	Fort Lee, New Jersey	1	68,000		Office	15,197	7,433	7,764	-
02/27/19	201 Littleton Road (c)	Morris Plains, New Jersey	1	88,369		Office	4,842	4,937	(95)	-
03/13/19	320 & 321 University Avenue	Newark, New Jersey	2	147,406		Office	25,552	18,456	7,096	-
03/29/19	Flex portfolio (d)	New York and Connecticut	56	3,148,512		Office/Flex	470,348	214,758	255,590	-
06/18/19	650 From Road (e)	Paramus, New Jersey	1	348,510		Office	37,801	40,046	(2,245)	-
10/18/19	3600 Route 66 (h)	Neptune, New Jersey	1	180,000		Office	25,237	17,246	-	7,991
10/23/19	Chase & Alterra Portfolio (f)	Revere and Malden, Massachusetts	3	1,386	units	Multi-family	406,817	293,030	113,787	-
12/06/19	5 Wood Hollow Road (g) (h)	Parsippany, New Jersey	1	317,040		Office	26,937	33,226	-	(6,289)	(i)
Sub-total			68	4,490,578			1,052,427	668,574	382,151	1,702

Unrealized losses on real estate held for sale									(36,225)	(137,876)	(i)
Totals			68	4,490,578			$1,052,427	$668,574	$345,926	$(136,174)

(a)	The Company recorded a valuation allowance of $9.3 million on this property during the year ended December 31, 2018.
(b)	The Company recorded a valuation allowance of $6.3 million on this property during the year ended December 31, 2018.
(c)	The Company recorded a valuation allowance of $3.6 million on this property during the year ended December 31, 2018.
(d)

As part of the consideration from the buyer, who sis a noncontrolling interest unitholder of the Operating Partnership, 301,638 Common Units were redeemed by the Company at fair market value of $6.6 million as purchase consideration received for two of the properties disposed of in this transaction, which was a non-cash portion of this sales transaction. The Company used the net cash received at closing to repay approximately $119.9 million of borrowings under the unsecured revolving credit facility and to repay $90 million of its $350 million unsecured term loan. The Company also utilized $217.4 million of these proceeds on April 1, 2019 to acquire a 377-unit multi-family property located in Jersey City, New Jersey.

(e)	The Company recorded a valuation allowance of $0.9 million on this property during the year ended December 31, 2018.
(f)

Proceeds from the sale, which were net of $235.8 million of in-place mortgages assumed by the buyer, were used primarily to repay outstanding borrowings under the Company's revolving credit facility that were drawn to fund a portion of the Company's purchase of Liberty Towers. The assumed mortgages were a non-cash portion of this sales transaction.

(g)

The net sale proceeds were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2019. See Note 5: Deferred Charges, Goodwill and Other Assets, Net – to the Financial Statements.  The Company recorded an impairment charge of $5.8 million at June 30, 2019 before the property was identified as held for sale on September 30, 2019.

(h)	These pertain to properties classified as discontinued operations. (See Note 7: Discontinued Operations – to the Financial Statements)
(i)	These include impairments recorded on three properties before they were classified as discontinued operations.

The Company disposed of the following developable land holdings during the year ended December 31, 2019 (dollars in thousands):

						Realized
						Gains
				Net	Net	(losses)/
Disposition				Sales	Carrying	Unrealized
Date	Property Address	Location		Proceeds	Value	Losses, net
04/30/19	Overlook Ridge	Revere, Massachusetts		$685	$415	$270
09/20/19	Overlook Ridge	Revere, Massachusetts		1,135	839	296
11/08/19	150 Monument Street	Bala Cynwd, Pennsylvania	(a)	8,374	7,874	500
12/19/19	51 Washington Street	Conshohocken, Pennsylvania	(b)	8,189	8,732	$(543)

Totals				$18,383	$17,860	$523

(a) The Company recorded a land impairment charge of $10.9 million on this land parcel during the year ended December 31, 2018.
(b) The Company recorded a land impairment charge of $13.6 million on this land parcel during the year ended December 31, 2018. The Company recorded additional land impairment charges of $2.7 million on this land parcel during the year ended December 31, 2019 prior to its disposition.

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

On June 26, 2019, the Company, RRT, RRLP, certain other affiliates of the Company and Rockpoint entered into an additional preferred equity investment agreement (the “Add On Investment Agreement”). The closing under the Add On Investment Agreement occurred on June 28, 2019. Pursuant to the Add On Investment Agreement, Rockpoint invested an additional $100 million in Preferred Units and the Company and RRT agreed to contribute to RRLP two additional properties located in Jersey City, New Jersey. The Company used the $100 million in proceeds received to repay outstanding borrowings under its unsecured revolving credit facility and other debt by June 30, 2019. In addition, Rockpoint has a right of first refusal to invest another $100 million in Preferred Units in the event RRT determines that RRLP requires additional capital prior to March 1, 2023 and, subject thereto, RRLP may issue up to approximately $154 million in Preferred Units to RRT or an affiliate so long as at the time of such funding RRT determines in good faith that RRLP has a valid business purpose to use such proceeds. See Note 15: Redeemable Noncontrolling Interests – to the Financial Statements for additional information about the Add On Investment Agreement and the related transactions with Rockpoint.

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

The financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s historical experience that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts in order to conform with current period presentation, primarily related to classification of certain properties as discontinued operations. The Company’s critical accounting policies are those which require assumptions to be made about matters that are highly uncertain. Different estimates could have a material effect on the Company’s financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances.

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the years ended December 31, 2019, 2018 and 2017 was $19.3 million, $27.0 million and $20.2 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management depending on the type of property, may include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction cost overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability-weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, market capitalization rates and discount rates, if applicable. For developable land, an estimated per-unit market value assumption is also considered based on development rights for the land. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Real Estate Held for Sale and Discontinued Operations

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable to be sold within the following 12 months, and there are no significant contingencies relating to a sale. If, in management’s opinion, the estimated net sales price, net of selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to the Company’s estimates of future and stabilized cash flows, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights for the land. In addition, the Company classifies assets held for sale or sold as discontinued operations if the disposal groups represent a strategic shift that will have a major effect on the Company’s operations and financial results. For any disposals qualifying as discontinued operations, the assets and their results are presented in discontinued operations in the financial statements for all periods presented. See Note 7: Discontinued Operations – to the Financial Statements.

If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell an asset previously classified as held for sale, the asset is reclassified as held and used. An asset that is reclassified is measured and recorded individually at the lower of (a) its carrying value before the asset was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

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

If the venture subsequently makes distributions and the Company does not have an implied or actual commitment to support the operations of the venture, the Company will not record a basis less than zero, rather such amounts will be recorded as equity in earnings of unconsolidated joint ventures.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the value of the investment. The Company’s estimates of value for each investment (particularly in real estate joint ventures) are based on a number of assumptions including but not limited to estimates of future and stabilized cash flows, market capitalization rates and discount rates, if applicable. These assumptions are based on management's experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future. See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.

Revenue Recognition

Revenue from leases includes fixed base rents under leases, which are recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the cumulative amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of revenue from leases over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to revenue from leases over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.

The Company elected a practical expedient for its rental properties (as lessor) to avoid separating non-lease components that otherwise would need to be accounted for under the recently-adopted revenue accounting guidance (such as tenant reimbursements of property operating expenses) from the associated lease component since (1) the non-lease components have the same timing and pattern of transfer as the associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease; this enables the Company to account for the combination of the lease component and non-lease components as an operating lease since the lease component is the predominant component of the combined components.

Due to the Company’s adoption of the practical expedient discussed above to not separate non-lease component revenue from the associated lease component, the Company is aggregating revenue from its lease components and non-lease components (comprised predominantly of tenant operating expense reimbursements) into the line entitled “Revenue from leases.”

Revenue from leases also includes reimbursements and recoveries from tenants received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 13: Tenant Leases – to the Financial Statements.

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

All bad debt expense is being recorded as a reduction of the corresponding revenue account starting on January 1, 2019. Management performs a detailed review of amounts due from tenants for collectability, based on factors affecting the billings and status of individual tenants. The factors considered by management in determining which individual tenant’s revenues are affected include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. Management’s estimate of bad debt write-off’s requires management to exercise judgment about the timing, frequency and severity of collection losses, which affects the revenue recorded.

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

Results From Operations

The following comparisons for the year ended December 31, 2019 (“2019”), as compared to the year ended December 31, 2018 (“2018”), and for 2018 as compared to the year ended December 31, 2017 (“2017”) make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2017, (for the 2019 versus 2018 comparisons), and which represent all in-service properties owned by the Company at December 31, 2016 (for the 2018 versus 2017 comparisons), excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2017 through December 31, 2019; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2018 through December 31, 2019 (for the 2019 versus 2018 comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2017 through December 31, 2018 (for the 2018 versus 2017 comparisons), and (iii) the effect of “Properties Sold” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2017 through December 31, 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Years Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Revenue from rental operations and other:
Revenue from leases	$296,142	$317,783	$(21,641)	(6.8)%
Parking income	21,857	21,907	(50)	(0.2)
Hotel income	9,841	-	9,841	-
Other income	9,222	8,930	292	3.3
Total revenues from rental operations	337,062	348,620	(11,558)	(3.3)

Property expenses:
Real estate taxes	43,998	44,389	(391)	(0.9)
Utilities	17,881	23,799	(5,918)	(24.9)
Operating services	69,641	70,074	(433)	(0.6)
Total property expenses	131,520	138,262	(6,742)	(4.9)

Non-property revenues:
Real estate services	13,873	17,094	(3,221)	(18.8)
Total non-property revenues	13,873	17,094	(3,221)	(18.8)

Non-property expenses:
Real estate services expenses	15,918	17,919	(2,001)	(11.2)
Leasing personnel costs	2,261	-	2,261	-
General and administrative	57,535	53,865	3,670	6.8
Depreciation and amortization	132,016	112,244	19,772	17.6
Land and other impairments	32,444	24,566	7,878	32.1
Total non-property expenses	240,174	208,594	31,580	15.1
Operating income	(20,759)	18,858	(39,617)	(210.1)
Other (expense) income:
Interest expense	(90,569)	(77,346)	(13,223)	(17.1)
Interest and other investment income (loss)	2,412	3,219	(807)	(25.1)
Equity in earnings (loss) of unconsolidated joint ventures	(1,319)	(127)	(1,192)	(938.6)
Gain on change of control of interests	13,790	14,217	(427)	(3.0)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	345,926	99,436	246,490	247.9
Gain on disposition of developable land	522	30,939	(30,417)	(98.3)
Gain on sale of investment in unconsolidated joint ventures	903	-	903	-
Gain (loss) from extinguishment of debt, net	1,648	(8,929)	10,577	118.5
Total other (expense) income	273,313	61,409	211,904	345.1
Income from continuing operations	252,554	80,267	172,287	214.6
Discontinued operations:
Income from discontinued operations	27,456	26,134	1,322	5.1
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(136,174)	-	(136,174)	-
Total discontinued operations	(108,718)	26,134	(134,852)	(516.0)
Net income	$143,836	$106,401	$37,435	35.2%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2019 as compared to 2018 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2018 and 2019 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2018 and 2019
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(21,641)	(6.8)%	$(6,256)	(2.0)%	$59,958	18.9%	$(75,343)	(23.7)%
Parking income	(50)	(0.2)	(1,686)	(7.6)	2,305	10.5	(669)	(3.1)
Hotel income	9,841	-	-	-	9,841	-	-	-
Other income	292	3.3	(528)	(5.9)	1,257	14.1	(437)	(4.9)
Total	$(11,558)	(3.3)%	$(8,470)	(2.4)%	$73,361	21.0%	$(76,449)	(21.9)%

Property expenses:
Real estate taxes	$(391)	(0.9)%	$(199)	(0.4)%	$10,409	23.4%	$(10,601)	(23.9)%
Utilities	(5,918)	(24.9)	(1,107)	(4.7)	1,876	7.9	(6,687)	(28.1)
Operating services	(433)	(0.6)	4	-	13,197	18.9	(13,634)	(19.5)
Total	$(6,742)	(4.9)%	$(1,302)	(0.9)%	$25,482	18.4%	$(30,922)	(22.4)%

OTHER DATA:
Number of Consolidated Properties	24		15		9		131
Commercial Square feet (in thousands)	4,539		4,539		-		13,190
Multi-family portfolio (number of units)	3,907		1,006		2,901		1,545

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $6.3 million, or 2.0 percent, for 2019 as compared to 2018, due primarily to a 610 basis point decrease in the average same store percent leased of the office portfolio from 82.2 percent in 2018 to 76.1 percent in 2019.

Parking income. Parking income for the Same-Store Properties decreased $1.7 million, or 7.6 percent for 2019 as compared to 2018 due primarily to less tenant usage in 2019 due to higher vacancies, as well as catch-up billings in 2018 for third party fees not recurring in 2019.

Hotel income. The Company recognized hotel income of $9.8 million in 2019 from hotel properties, which commenced operations at the end of 2018 and mid 2019.

Other income. Other income for the Same-Store Properties decreased $0.5 million, or 5.9 percent for 2019 as compared to 2018 due primarily to a decrease in lease breakage fees recognized in 2019, as compared to 2018.

Real estate taxes. Real estate taxes on the Same-Store Properties decreased $0.2 million, or 0.4 percent, for 2019 as compared to 2018 due primarily to lower tax assessment values for the Company’s office properties in 2019 as compared to 2018.

Utilities. Utilities for the Same-Store Properties decreased $1.1 million, or 4.7 percent, for 2019 as compared to 2018, due primarily to lower electricity rates in 2019 as compared to 2018.

Operating services. Operating services for the Same-Store Properties were relatively unchanged for 2019 as compared to 2018. Increases in operations and maintenance costs were offset by a decrease in salaries and related expenses for 2019 as compared to 2018.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $3.2 million, or 18.8 percent, for 2019 as compared to 2018, due primarily to decreased third party development and property management activity in multi-family services in 2019 as compared to 2018.

Real estate services expenses. Real estate services expenses decreased $2.0 million, or 11.2 percent, for 2019 as compared to 2018 due primarily to decreased salaries and related expenses from lower third party services activities in 2019.

Leasing personnel costs. Leasing personnel costs of $2.3 million were expensed in 2019 while none of these costs were expensed in

2018.

General and administrative. General and administrative expenses increased $3.7 million, or 6.8 percent in 2019 as compared to 2018 due primarily to $4.6 million in costs incurred in 2019 due to consulting and related fees and costs from strategic planning activities of the Company and $4.1 million in costs incurred in 2019 in connection with the contested election of the Board of Directors at the General Partners’ 2019 annual meeting of stockholders. These costs were partially offset by a decrease in severance, separation and related costs from management restructurings which amounted to $1.3 million in 2019, as compared to $6.6 million in 2018 (resulting from the departure of certain of the Company’s executive officers and other management restructuring).

Depreciation and amortization. Depreciation and amortization increased $19.8 million, or 17.6 percent, for 2019 over 2018. This decrease was due primarily to an increase in depreciation of $40.7 million for 2019 as compared to 2018 from the Acquired Properties and an increase of $1.8 million for 2019 as compared to 2018 on the Same-Store Properties. These were partially offset by lower depreciation of approximately $22.7 million for properties sold or removed from service during 2018 and 2019.

Land and other impairments. In 2019, the Company recorded valuation impairment charges of $32.4 million on developable land parcels. The Company recorded land impairment charges of $24.6 million in 2018 on two developable land parcels in Pennsylvania. See Note 3: Impairments – to the Financial Statements.

Interest expense. Interest expense increased $13.2 million, or 17.1 percent, for 2019 as compared to 2018. This increase was primarily the result of higher average debt balances in 2019, as compared to 2018.

Interest and other investment income. Interest and other investment income decreased $0.8 million, or 25.1 percent, for 2019 as compared to 2018 primarily due to lower average notes receivable balances outstanding in 2019 as compared to 2018.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $1.2 million, or 938.6 percent, for 2019 as compared to 2018. The decrease was due primarily to the recording in 2019 of a $3.7 million writedown of an investment in a joint venture that owns a property in Florham Park, New Jersey. This was partially offset by an increase of $2.6 million for 2019 as compared to 2018 from the Urby at Harborside venture, due to increased residential rents in 2019 as compared to 2018, a reduction in leasing expense in 2019 due to the amortization of initial broker commissions in 2018, and lower real estate taxes in 2019 as a result of a true-up credit from the town.

Gain on change of control of interests. The Company recorded a gain on change of control of interests of $13.8 million in 2019 as a result of its acquisition of the controlling interest of its equity partners in a joint venture owns a multi-family property located in Jersey City, New Jersey. The Company recorded a gain on change of control of interests of $14.2 million in 2018 as a result of its acquisition of its equity partners’ interest in a multi-family property located in Jersey City, New Jersey. See Note 3: Recent Transactions – Consolidations – to the Financial Statements.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of $345.9 million in 2019 and $99.4 million in 2018. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on disposition of developable land. The Company recorded a gain of $0.5 million in 2019 on the sale of land holdings located in Malden and Revere, Massachusetts and a gain of $30.9 million 2018 on the disposal of land in Upper Saddle River, New Jersey. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture. In 2019, the Company recorded a $0.9 million gain on the sale of its interests in a joint venture, which owned a property in Red Bank, New Jersey. See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.

Gain/(loss) from extinguishment of debt, net. In 2019, the Company recognized a gain from extinguishment of debt of $1.6 million in connection with the early termination of part of interest rate swap agreements, which resulted from the prepayment of unsecured term loan balances in 2019. In 2018, the Company recognized a loss from extinguishment of debt of $10.8 million in connection with the early prepayment of certain mortgage payables. See Note 9: Unsecured Revolving Credit Facility and Term Loans – to the Financial Statements and Note 10: Mortgages, Loans Payable and Other Obligations – to the Financial Statements.

Discontinued operations. In 2019, the Company classified 37 office properties totaling 6.6 million square feet as discontinued operations. The income from these properties increased $1.3 million for 2019 as compared to 2018. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a loss of $136.2 million on these properties in 2019.

Net income. Net income increased to $143.8 million in 2019 from $106.4 million in 2018. The increase of $37.4 million was due to the factors discussed above.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2018	2017	Change	Change
Revenue from rental operations and other:
Revenues from leases	$317,783	$403,635	$(85,852)	(21.3)%
Parking income	21,907	20,050	1,857	9.3
Other income	8,930	12,220	(3,290)	(26.9)
Total revenues from rental operations	348,620	435,905	(87,285)	(20.0)

Property expenses:
Real estate taxes	44,389	62,035	(17,646)	(28.4)
Utilities	23,799	29,493	(5,694)	(19.3)
Operating services	70,074	77,634	(7,560)	(9.7)
Total property expenses	138,262	169,162	(30,900)	(18.3)

Non-property revenues:
Real estate services	17,094	23,125	(6,031)	(26.1)
Total non-property revenues	17,094	23,125	(6,031)	(26.1)

Non-property expenses:
Real estate services expenses	17,919	23,394	(5,475)	(23.4)
General and administrative	53,865	50,475	3,390	6.7
Depreciation and amortization	112,244	142,319	(30,075)	(21.1)
Land and other impairments	24,566	-	24,566	-
Total non-property expenses	208,594	216,188	(7,594)	(3.5)
Operating income	18,858	73,680	(54,822)	(74.4)
Other (expense) income:
Interest expense	(77,346)	(84,523)	7,177	8.5
Interest and other investment income	3,219	2,690	529	19.7
Equity in earnings (loss) of unconsolidated joint ventures	(127)	(6,081)	5,954	97.9
Gain on change of control of interests	14,217	-	14,217	-
Realized gains (losses) and unrealized losses on disposition
of rental property, net	99,436	2,364	97,072	4,106.3
Gain on disposition of developable land	30,939	-	30,939	-
Gain on sale of investment in unconsolidated joint venture	-	23,131	(23,131)	(100.0)
Gain (loss) from extinguishment of debt, net	(8,929)	(421)	(8,508)	(2,020.9)
Total other (expense) income	61,409	(62,840)	124,249	197.7
Income (loss) from continuing operations	80,267	10,840	69,427	640.5
Discontinued operations:
Income from discontinued operations	26,134	22,878	3,256	14.2
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	-	-	-	-
Total discontinued operations, net	26,134	22,878	3,256	14.2
Net income	$106,401	$33,718	$72,683	215.6%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2018 as compared to 2017 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2017 and 2018:

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2017 and 2018
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(85,852)	(21.3)%	$(33,382)	(8.3)%	$32,463	8.0%	$(84,933)	(21.0)%
Parking income	1,857	9.3	926	4.7	2,090	10.4	(1,159)	(5.8)
Other income	(3,290)	(26.9)	(3,624)	(29.6)	1,226	10.0	(892)	(7.3)
Total	$(87,285)	(20.0)%	$(36,080)	(8.2)%	$35,779	8.2%	$(86,984)	(20.0)%

Property expenses:
Real estate taxes	$(17,646)	(28.4)%	$(7,417)	(11.9)%	$2,800	4.5%	$(13,029)	(21.0)%
Utilities	(5,694)	(19.3)	(468)	(1.6)	1,876	6.4	(7,102)	(24.1)
Operating services	(7,560)	(9.7)	(1,477)	(1.9)	7,895	10.2	(13,978)	(18.0)
Total	$(30,900)	(18.3)%	$(9,362)	(5.5)%	$12,571	7.4%	$(34,109)	(20.2)%

OTHER DATA:
Number of Consolidated Properties	87		78		9		97
Commercial Square feet (in thousands)	8,768		8,733		35		7,669
Multi-family portfolio (number of units)	3,988		2,028		1,960		-

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $33.4 million, or 8.3 percent, for 2018 as compared to 2017, due primarily to a 950 basis point decrease in the average same store percent leased of the office portfolio from 89.9 percent in 2017 to 80.4 percent in 2018.

Parking income. Parking income for the Same-Store Properties increased $0.9 million, or 4.7 percent for 2018 as compared to 2017 due primarily to an overall greater amount of parking usage in 2018, as compared to 2017.

Other income. Other income for the Same-Store Properties decreased $3.6 million, or 29.6 percent for 2018 as compared to 2017 due primarily to a decrease in lease breakage fees recognized in 2018, as compared to 2017.

Real estate taxes. Real estate taxes on the Same-Store Properties decreased $7.4 million, or 11.9 percent, for 2018 as compared to 2017 due primarily to an increase in tax appeal proceeds received in 2018 as compared to 2017. Real estate taxes, without the effect of net tax appeal proceeds, decreased $2.9 million, or 4.5 percent, for 2018 as compared to 2017 due primarily to lower tax assessment values for the Company’s office properties in 2018.

Utilities. Utilities for the Same-Store Properties decreased $0.5 million, or 1.6 percent, for 2018 as compared to 2017, due primarily to decreased usage in 2018 as compared to 2017.

Operating services. Operating services for the Same-Store Properties decreased $1.5 million, or 1.9 percent, due primarily to decreases of $1.7 million in property maintenance costs and of $1.1 million in salaries and related expenses in 2018 as compared to 2017, partially offset by severance, separation and related costs in 2018 from property management restructurings of $1.4 million.

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

General and administrative. General and administrative expenses increased $3.4 million, or 6.7 percent, in 2018 as compared to 2017 due primarily to severance, separation and related costs from management restructurings in 2018 of $6.6 million, and an increase in marketing and investor relations costs of $0.6 million in 2018 as compared to 2017, partially offset by a decrease in 2018 in overhead salaries and related expenses due to less overall corporate personnel in 2018 as compared to 2017 of $3.9 million.

Depreciation and amortization. Depreciation and amortization decreased $30.1 million, or 21.1 percent, for 2018 over 2017. This increase was due primarily to lower depreciation of approximately $34.3 million for properties sold or removed from service during 2017 and 2018 and a decrease of $7.0 million for 2018 as compared to 2017 on the Same-Store Properties primarily due to assets becoming fully amortized. These were partially offset by an increase in depreciation of $11.2 million for 2018 as compared to 2017 from the Acquired Properties.

Land impairments. The Company recorded land impairment charges of $24.6 million in 2018 on two developable land parcels in Pennsylvania.

Interest expense. Interest expense decreased $7.2 million, or 8.5 percent, for 2018 as compared to 2017. This decrease was primarily the result of lower average interest rates for 2018 as compared to 2017, due to the refinancing of the Company’s debt in 2017 and 2018.

Interest and other investment income. Interest and other investment income increased $0.5 million, or 19.7 percent, for 2018 as compared to 2017 primarily due to higher average notes receivable balances outstanding in 2018, as compared to 2017.

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

Gain on change of control of interests. The Company recorded a gain on change of control of interests of $14.2 million in 2018 as a result of its acquisition of its equity partners’ interest in a multi-family property located in Jersey City, New Jersey. See Note 3: Recent Transactions – Consolidations – to the Financial Statements.

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

Loss from extinguishment of debt, net. In 2018, the Company recognized a loss from extinguishment of debt of $8.9 million in connection with the early prepayment of certain mortgage payables. In 2017, the Company recognized a loss from extinguishment of debt of $0.4 million due to allocated costs as a result of the amendment of its revolving credit facility in 2017 and the refinancing of a mortgage loan in 2017. See Note 8: Unsecured Revolving Credit Facility and Term Loans – to the Financial Statements and Note 9: Mortgages, Loans Payable and Other Obligations – to the Financial Statements.

Discontinued Operations. In 2019, the Company classified 37 office properties totaling 6.6 million square feet as discontinued operations. The income from these properties increased $3.3 million for 2018 as compared to 2017.

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

Repositioning of the Company’s Portfolio

In September 2015, the Company announced an initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family rental properties. As part of this plan, the Company has sold multiple properties, primarily commercial office and office/flex properties, which it believes do not meet its long-term goals, and has invested in other real estate assets that the Company believes meet the Company’s long-term goals.

In December 2019, the Company announced that the Board of Directors of the General Partner has determined to sell the Company’s remaining Suburban Office Portfolio totaling approximately 6.1 million square feet of office space. The Company plans to use the available estimated net sales proceeds of approximately $1.1 billion to pay down its corporate-level, unsecured indebtedness.

Construction Projects

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $67.8 million have been incurred through December 31, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $50.9 million as of December 31, 2019, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge in Malden, Massachusetts, which began construction in third quarter 2018. The construction project, which is estimated to cost $100.7 million, of which $64.3 million have been incurred through December 31, 2019, is expected to be ready for initial occupancy in first quarter 2020. The Company has funded $38.7 million as of December 31, 2019, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

The Company is developing a 198-unit multi-family project known as The Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $50.4 million have been incurred through December 31, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $35.4 million of the construction costs, and the remaining construction costs are expected to be funded primarily from a $64 million construction loan.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $151.9 million have been incurred through December 31, 2019, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $169.5 million of the construction costs of which the Company has funded $122.5 million as of December 31, 2019, and the remaining construction costs are expected to be funded primarily from a newly obtained $300 million construction loan.

REIT Restrictions

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders. Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $72.5 million ($81.6 million, including units in the Operating Partnership held by parties other than the General Partner) on an annualized basis. However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt. If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of December 31, 2019, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 27 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of December 31, 2019, with an aggregate carrying value of approximately $1.9 billion, are subject to these conditions.

Unencumbered Properties

As of December 31, 2019, the Company had 38 unencumbered properties with a carrying value of $1.7 billion representing 71.7 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $8.4 million to $41.2 million at December 31, 2019, compared to $49.6 million at December 31, 2018. This decrease is comprised of the following net cash flow items:

(1)	$131.8 million provided by operating activities.

(2)	$416.1 million used in investing activities, consisting primarily of the following:

	(a)	$9 million used for investments in unconsolidated joint ventures; plus
	(b)	$956 million used for rental property acquisitions and related intangibles; plus
	(c)	$97.5 million used for additions to rental property and improvements; plus
	(d)	$172.3 million used for the development of rental property, other related costs and deposits; plus
	(e)	$66.2 million net cash used in investing activities - discontinued operations; minus
	(f)	$825.6 million from proceeds from the sales of rental property; minus
	(g)	$46.6 million received from repayments of notes receivables; minus
	(h)	$8.7 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
	(i)	$4 million received from proceeds from the sale of investments in unconsolidated joint ventures.

(3)	$275.8 million provided by financing activities, consisting primarily of the following:

	(a)	$829 million from borrowings under the unsecured revolving credit facility; plus
	(b)	$877.1 million from proceeds received from mortgages and loans payable; plus
	(c)	$145 million from issuance of redeemable noncontrolling interests; minus
	(d)	$617 million used for repayments of unsecured revolving credit facility; minus
	(e)	$155.1 million used for repayments of mortgages, loans payable and other obligations; minus
	(f)	$102.6 million used for payments of dividends and distributions; minus
	(g)	$0.5 million used for distribution to noncontrolling interests; minus
	(h)	$12.3 million used for payment of finance cost; minus
	(i)	$675 million used for payment of unsecured term loan; minus
	(j)	$5 million used for the acquisition of noncontrolling interests; minus
	(k)	$7.8 million used for common unit redemptions.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2019:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$575,000	20.32%	4.09%		2.81
Fixed Rate Secured Debt (b)	1,737,785	61.43%	3.80%		6.52
Variable Rate Secured Debt	187,252	6.62%	4.02%		3.73
Variable Rate Unsecured Debt (c)	329,000	11.63%	3.09%		1.07

Totals/Weighted Average:	$2,829,037	100.00%	3.81%	(b)	4.97
Adjustment for unamortized debt discount	(2,170)
Unamortized deferred financing costs	(18,349)
Total Debt, Net	$2,808,518

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.74 percent as of December 31, 2019, plus the applicable spread.

(b)Balance includes two ten-year mortgage loans obtained by the Company which have fixed rates for the first five years only.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $3.4 million for the year ended December 31, 2019.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2019 are as follows:

	Scheduled	Principal			Weighted Avg.
	Amortization	Maturities		Total	Effective Interest Rate of
Period	($000’s)	($000’s)		($000’s)	Future Repayments (a)
2020	$569	$-		$569	4.82%
2021 (b)	591	497,800		498,391	3.12%
2022	550	409,678		410,228	4.66%
2023	2,323	343,429		345,752	3.54%
2024	3,927	280,144		284,071	3.46%
2025	3,799	-		3,799	3.96%
Thereafter	14,701	1,269,774		1,284,475	3.94%
Sub-total	26,460	2,800,825		2,827,285	3.81%
Adjustment for unamortized debt discount/premium, net
as of December 31, 2019	(2,170)	-		(2,170)
Unamortized mark-to-market	1,752	-		1,752
Unamortized deferred financing costs	(18,349)	-	-	(18,349)
Totals/Weighted Average	$7,693	$2,800,825		$2,808,518	3.81%	(c)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.74 percent as of December 31, 2019, plus the applicable spread.

(b)Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $329 million.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $3.4 million for the year ended December 31, 2019.

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $575 million as of December 31, 2019) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

The terms of the 2017 Credit Facility include: (1) a four-year term ending in January 2021, with two six-month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio.

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Credit Facility is currently based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base	Facility Fee
Total Leverage Ratio	Above LIBOR	Rate Loans	Basis Points
<45%	125.0	25.0	20.0
≥45% and <50%	130.0	30.0	25.0
≥50% and <55% (current ratio)	135.0	35.0	30.0
≥55%	160.0	60.0	35.0

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

The terms of the 2017 Term Loan included: (1) a three-year term ending in January 2020, with two one-year extension options; (2) multiple draws of the term loan commitments may be made within 12 months of the effective date of the 2017 Credit Agreement up to an aggregate principal amount of $325 million (subject to increase as discussed below), with no requirement to be drawn in full; provided, that, if the Company does not borrow at least 50 percent of the initial term commitment from the term lenders (i.e. 50 percent of $325 million) on or before July 25, 2017, the amount of unused term loan commitments shall be reduced on such date so that, after giving effect to such reduction, the amount of unused term loan commitments is not greater than the outstanding term loans on such date; (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P or, at the Operating Partnership’s option if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a term commitment fee on any unused term loan commitment during the first 12 months after the effective date of the 2017 Credit Agreement at a rate of 0.25 percent per annum on the sum of the average daily unused portion of the aggregate term loan commitments.

On March 29, 2017, the Company executed interest rate swap arrangements to fix LIBOR with an aggregate average rate of 1.6473% for the swaps and a current aggregate fixed rate of 3.0473% for borrowings under the 2017 Term Loan.

On August 5, 2019, the Company prepaid $45 million on the 2017 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street received on that date) and recorded a net loss of $20,000 from extinguishment of debt, as a result of a gain of $44,000 due to the early termination of part of the interest rate swap arrangements and the write off of unamortized deferred financing costs and fees of $64,000 due to the early debt prepayment.

On December 18, 2019, the Company prepaid the remaining $280 million balance outstanding on the 2017 Term Loan (using borrowings under the Company’s unsecured revolving credit facility) and recorded a net loss of $153,000 from extinguishment of debt, as a result of a gain of $36,000 due to the early termination of part of the interest rate swap arrangements and the write off of unamortized deferred financing costs and fees of $189,000 due to the early debt prepayment.

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Term Loan was based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base Rate
Total Leverage Ratio	above LIBOR	Loans
<45%	145.0	45.0
≥45% and <50%	155.0	55.0
≥50% and <55% (current ratio)	165.0	65.0
≥55%	195.0	95.0

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

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which had been scheduled to mature in January 2019 with two one-year extension options. On January 7, 2019, the Company exercised the first one-year extension option with the payment of an extension fee of $0.5 million, which extended the maturity of the 2016 Term Loan to January 2020. The interest rate for the term loan is based on the Operating Partnership’s unsecured debt ratings, or, at the Company's option, a defined leverage ratio. Effective March 6, 2018, the Company elected to determine its interest rate under the 2016 Term Loan using the defined leverage ratio option, resulting in an interest rate of LIBOR plus 155 basis points. The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay $200 million senior unsecured notes that matured on January 15, 2016.

On March 29, 2019, the Company prepaid $90 million on the 2016 Term Loan (using a portion of the cash sales proceeds from the Flex portfolio sale completed on that date) and recorded a gain from extinguishment of debt of $1.3 million due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment. On June 24, 2019, the Company prepaid $160 million on the 2016 Term Loan (primarily using the proceeds from a mortgage loan financing obtained on the recently acquired Soho Lofts Apartments) and recorded an additional gain from extinguishment of debt of $0.6 million due to the early termination of part of the interest rate swap arrangements as a result of the debt prepayment. On August 5, 2019, the Company prepaid the remaining $100 million balance outstanding on the 2016 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street received on that date), and recorded a net loss from extinguishment of debt of $78,000 as a result of a gain of $164,000 due to the early termination of part of the interest rate swap arrangements, and the write off of unamortized deferred financing costs and fees of $242,000 due to the early debt prepayments.

In summary, the Company recorded a net gain on extinguishment of debt of $1.6 million during the year ended December 31, 2019, as described above.

After electing to use the defined leverage ratio to determine interest rate, the interest rate under the 2016 Term Loan was based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145.0
≥45% and <50%	155.0
≥50% and <55% (current ratio)	165.0
≥55%	195.0

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

All other terms and conditions of the 2017 Credit Agreement remain unchanged.

Mortgages, Loans Payable and Other Obligations:

The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its Suburban Office Portfolio assets over time, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of February 24, 2020, the Company had outstanding borrowings of $322 million under its unsecured revolving credit facility. The Company is reviewing various financing and refinancing options, including the redemption or purchase of the senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2020. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the years ended December 31, 2019 and 2018, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2019	90,320,306	10,229,349	100,549,655
Common units redeemed for common stock	38,011	(38,011)	-
Conversion of LTIP units for common units	-	18,438	18,438
Conversion of deferred stock units for common stock	193,949	-	193,949
Vested LTIP units	-	68,206	68,206
Cancellation of restricted stock	(1,936)	-	(1,936)
Restricted stock issued	42,690	-	42,690
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,156	-	2,156
Redemption of common units	-	(665,918)	(665,918)

Outstanding at December 31, 2019	90,595,176	9,612,064	100,207,240

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2018	89,914,113	10,438,855	100,352,968
Restricted stock issued	147,108	-	147,108
Common units redeemed for common stock	264,570	(264,570)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	3,227	-	3,227
Vested LTIP Units	-	55,064	55,064
Cancellation of restricted shares	(8,712)	-	(8,712)

Outstanding at December 31, 2018	90,320,306	10,229,349	100,549,655

Share/Unit Repurchase Program:

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of December 31, 2019, the General Partner has a remaining authorization under the Repurchase Program of $139 million. There were no common stock repurchases in the years ended December 31, 2018 and 2019 and through February 24, 2020.

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

Shelf Registration Statements:

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $0.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of February 24, 2020.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of February 24, 2020.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. Such debt has a total facility amount of $318 million of which the Company has agreed to guarantee up to $34.6 million. As of December 31, 2019, the outstanding balance of such debt totaled $233.4 million of which $26.1 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of December 31, 2019:

		Payments Due by Period
		Less than 1		2 – 3		4 – 5		6 – 10	After 10
(dollars in thousands)	Total	Year		Years		Years		Years	Years
Senior unsecured notes	$639,069	$22,163		$337,575		$279,331		$-	$-
Unsecured revolving credit
facility and term loans	340,021	10,173	(a)	329,848		-		-	-
Mortgages, loans payable
and other obligations (b)	2,288,150	68,648		418,844	(c)	495,230	(d)	1,305,428	-
Payments in lieu of taxes
(PILOT)	17,922	8,656		9,266		-		-	-
Ground lease payments	164,876	1,750		3,500		3,532		8,723	147,371
Total	$3,450,038	$111,390		$1,099,033		$778,093		$1,314,151	$147,371

(a)Interest payments assume LIBOR rate of 1.74 percent, which is the weighted average rate on this outstanding variable rate debt at December 31, 2019, plus the applicable spread.

(b)Interest payments assume LIBOR rate of 1.73 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at December 31, 2019, plus the applicable spread.

(c)Includes $35.6 million pertaining to various mortgages with one-year extension options.

(d)Includes $14.6 million pertaining to various mortgages with one-year extension options

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income available to common shareholders	$111,861	$84,111	$23,185
Add (deduct): Noncontrolling interests in Operating Partnership	23,685	6,866	341
Noncontrolling interests in discontinued operations	(10,421)	2,661	2,370
Real estate-related depreciation and amortization on
continuing operations (a)	143,352	128,333	161,369
Real estate-related depreciation and amortization
on discontinued operations	72,194	62,061	62,394
Property impairments	11,696	-	-
Impairment of unconsolidated joint venture investment
(included in Equity in earnings)	3,661	-	-
Gain on change of control of interests	(13,790)	(14,217)	-
Gain on sale of investment in unconsolidated joint venture	(903)	-	(23,131)
Continuing operations: Realized (gains) losses and unrealized losses
on disposition of rental property, net	(345,926)	(99,436)	(2,364)
Discontinued operations: Realized (gains) losses and unrealized losses
on disposition of rental property, net	120,722	-	-
Funds from operations available to common stock
and Operating Partnership unitholders (b)	$116,131	$170,379	$224,164

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $13.0 million, $17.7 million and $20.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Excludes non-real estate-related depreciation and amortization of $2,092, $2,139 and $1,742 for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)Net income available to common shareholders in 2019 and 2018 included $36.2 million and $24.6 million, respectively, of land impairment charges and $0.5 million and $30.9 million, respectively, from a gain (loss) on sale of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets.

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

Approximately $2.3 billion of the Company’s long-term debt as of December 31, 2019 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of December 31, 2019 ranged from LIBOR plus 184 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $5.1 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2019 would be approximately $107.9 million.

December 31, 2019
Debt,
including current portion											Fair
($s in thousands)	2020	2021	2022	2023	2024	2025	Thereafter	Sub-total	Other (a)	Total	Value
				0
Fixed Rate	$569	$169,391	$300,550	$336,321	$278,927	$3,799	$1,221,475	$2,311,032	$(11,971)	$2,299,061	$2,282,172
Average Interest Rate	4.82%	3.19%	4.61%	3.53%	3.43%	3.96%	3.97%			3.87%

Variable Rate	$0	$329,000	$109,678	$9,431	$5,144	$-	$63,000	$516,253	$(6,796)	$509,457	$509,457

(a) Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of December 31, 2019.

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

(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the General Partner;

(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the General Partner are being made only in accordance with authorizations of management and directors of the General Partner; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the General Partner’s assets that could have a material effect on the financial statements.

The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2019 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the General Partner’s internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership;

(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The General Partner’s management has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 10, 2020, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 10, 2020, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 10, 2020, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 10, 2020, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 10, 2020, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.     All Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(a) 2.     Financial Statement Schedules

(i)Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.:

Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2019 with reconciliations for the years ended December 31, 2019, 2018 and 2017.

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2019 and 2018.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.      Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ITEM 16.    FORM 10-K SUMMARY

Not Applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mack-Cali Realty Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mack-Cali Realty Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimated Net Sales Price of Real Estate Held for Sale in the Absence of an Executed Sales Agreement

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s real estate held for sale, net, was $966 million as of December 31, 2019. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the estimated net sales price, net of selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to the Company’s estimates of future and stabilized cash flows, market capitalization rates and discount rates, if applicable. For developable land an estimated per-unit market value assumption is also considered based on development rights for the land.

The principal considerations for our determination that performing procedures relating to the estimated net sales price of real estate held for sale in the absence of an executed sales agreement is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures relating to the estimated net sales price of real estate held for sale without an executed sales agreement due to the significant amount of judgment by management when developing these estimates; (ii) significant audit effort was necessary to perform procedures relating to the significant assumptions used in the estimated net sales price of assets that have been identified as held for sale without an executed sales agreement, including market capitalization rates, discount rates and estimated per-unit market value assumptions for developable land; (iii) a high degree of auditor judgment was necessary to evaluate the audit evidence obtained related to the assumptions for market capitalization rates, discount rates and estimated per-unit market value assumptions for developable land; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of net sales price of real estate held for sale in the absence of an executed sales agreement, including controls over the development of assumptions used in the estimate. These procedures also included, among others, testing management’s process by evaluating the appropriateness of the methods and the reasonableness of significant assumptions used by management in developing the estimated net sales price, including market capitalization rates, discount rates and estimated per-unit market value assumptions for developable land, as well as testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge assisted in evaluating the reasonableness of the Company’s estimated net sales price of real estate held for sale in the absence of an executed sales agreement including certain significant assumptions, such as the market capitalization rates, discount rates and estimated per-unit market value assumptions for developable land. Evaluating the reasonableness of significant assumptions related to the estimated net sales price involved considering the past performance of assets identified as held for sale, market data for similar investments, and considering whether this evidence was consistent with evidence obtained in other areas of the audit.

Estimated Future Redemption Value of Non-controlling Interest – Roseland Residential, L.P.

As described in Note 15 to the consolidated financial statements, the Company’s redeemable non-controlling interest balance in Roseland Residential, L.P. (“Roseland”), a consolidated subsidiary, was $451 million and the estimated future redemption value of Rockpoint’s Preferred Units was $490 million as of December 31, 2019. The estimated future redemption value is arrived at by hypothetically liquidating the estimated net asset value of the Roseland real estate portfolio including debt principal through the applicable waterfall provisions of the investment agreement. Management estimates net asset value based on unobservable inputs after considering the assumptions that market participants would make in valuing the real estate assets of Roseland which is the basis for pricing the future redemption value of the Rockpoint interests. Management estimates the net asset value of Roseland by (i) applying a discount rate to the estimated future cash flows for properties under development during the period under construction and then applying a direct capitalization method to the estimated stabilized cash flows, (ii) using the direct capitalization method by applying a capitalization rate to the projected net operating income for operating properties and iii) estimating per-unit market value rate assumptions for developable land holdings and redevelopment projects based on current plans and/or development rights available for the land or projects. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.

The principal considerations for our determination that performing procedures relating to the estimated future redemption value of non-controlling interest - valuation of Roseland real estate portfolio is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures relating to the valuation of the Roseland real estate portfolio due to the significant amount of judgment by management when developing these estimates; (ii) significant audit effort was necessary to perform procedures relating to the significant assumptions used in the estimated future cash flows, including capitalization rates for operating properties and per-unit market value rate assumptions for developable land holdings and redevelopment projects; (iii) a high degree of auditor judgment was necessary to evaluate the audit evidence obtained related to the valuation of the Roseland real estate portfolio and the assumptions for the capitalization rates and per-unit market value rates; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimated future redemption value of non-controlling interest –valuation of Roseland real estate portfolio, including controls over determining the capitalization rates and per-unit market value rate assumptions. These procedures also included, among others, testing management’s process by evaluating the appropriateness of the methods and the reasonableness of significant assumptions used by management in developing the valuation of the Roseland real estate portfolio as well as testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge assisted in evaluating the reasonableness of the Company’s cash flow projections including certain significant assumptions, including the capitalization rates and per-unit market value rate assumptions. Evaluating the reasonableness of significant assumptions related to the valuation of the Roseland real estate portfolio involved considering the past performance of the properties, market data for similar investments, and considering whether this evidence was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2020

We have served as the Company’s auditor since 1994.

Report of Independent Registered Public Accounting Firm

To the Partners of Mack-Cali Realty, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mack-Cali Realty, L.P. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimated Net Sales Price of Real Estate Held for Sale in the Absence of an Executed Sales Agreement

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s real estate held for sale, net, was $966 million as of December 31, 2019. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the estimated net sales price, net of selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to the Company’s estimates of future and stabilized cash flows, market capitalization rates and discount rates, if applicable. For developable land an estimated per-unit market value assumption is also considered based on development rights for the land.

The principal considerations for our determination that performing procedures relating to the estimated net sales price of real estate held for sale in the absence of an executed sales agreement is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures relating to the estimated net sales price of real estate held for sale without an executed sales agreement due to the significant amount of judgment by management when developing these estimates; (ii) significant audit effort was necessary to perform procedures relating to the significant assumptions used in the estimated net sales price of assets that have been identified as held for sale without an executed sales agreement, including market capitalization rates, discount rates and estimated per-unit market value assumptions for developable land; (iii) a high degree of auditor judgment was necessary to evaluate the audit evidence obtained related to the assumptions for market capitalization rates, discount rates and estimated per-unit market value assumptions for developable land; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of net sales price of real estate held for sale in the absence of an executed sales agreement, including controls over the development of assumptions used in the estimate. These procedures also included, among others, testing management’s process by evaluating the appropriateness of the methods and the reasonableness of significant assumptions used by management in developing the estimated net sales price, including market capitalization rates, discount rates and estimated per-unit market value assumptions for developable land, as well as testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge assisted in evaluating the reasonableness of the Company’s estimated net sales price of real estate held for sale in the absence of an executed sales agreement including certain significant assumptions, such as the market capitalization rates, discount rates and estimated per-unit market value assumptions for developable land. Evaluating the reasonableness of significant assumptions related to the estimated net sales price involved considering the past performance of assets identified as held for sale, market data for similar investments, and considering whether this evidence was consistent with evidence obtained in other areas of the audit.

Estimated Future Redemption Value of Non-controlling Interest – Roseland Residential, L.P.

As described in Note 15 to the consolidated financial statements, the Company’s redeemable non-controlling interest balance in Roseland Residential, L.P. (“Roseland”), a consolidated subsidiary, was $451 million and the estimated future redemption value of Rockpoint’s Preferred Units was $490 million as of December 31, 2019. The estimated future redemption value is arrived at by hypothetically liquidating the estimated net asset value of the Roseland real estate portfolio including debt principal through the applicable waterfall provisions of the investment agreement. Management estimates net asset value based on unobservable inputs after considering the assumptions that market participants would make in valuing the real estate assets of Roseland which is the basis for pricing the future redemption value of the Rockpoint interests. Management estimates the net asset value of Roseland by (i) applying a discount rate to the estimated future cash flows for properties under development during the period under construction and then applying a direct capitalization method to the estimated stabilized cash flows, (ii) using the direct capitalization method by applying a capitalization rate to the projected net operating income for operating properties and iii) estimating per-unit market value rate assumptions for developable land holdings and redevelopment projects based on current plans and/or development rights available for the land or projects. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.

The principal considerations for our determination that performing procedures relating to the estimated future redemption value of non-controlling interest - valuation of Roseland real estate portfolio is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures relating to the valuation of the Roseland real estate portfolio due to the significant amount of judgment by management when developing these estimates; (ii) significant audit effort was necessary to perform procedures relating to the significant assumptions used in the estimated future cash flows, including capitalization rates for operating properties and per-unit market value rate assumptions for developable land holdings and redevelopment projects; (iii) a high degree of auditor judgment was necessary to evaluate the audit evidence obtained related to the valuation of the Roseland real estate portfolio and the assumptions for the capitalization rates and per-unit market value rates; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimated future redemption value of non-controlling interest –valuation of Roseland real estate portfolio, including controls over determining the capitalization rates and per-unit market value rate assumptions. These procedures also included, among others, testing management’s process by evaluating the appropriateness of the methods and the reasonableness of significant assumptions used by management in developing the valuation of the Roseland real estate portfolio as well as testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge assisted in evaluating the reasonableness of the Company’s cash flow projections including certain significant assumptions, including the capitalization rates and per-unit market value rate assumptions. Evaluating the reasonableness of significant assumptions related to the valuation of the Roseland real estate portfolio involved considering the past performance of the properties, market data for similar investments, and considering whether this evidence was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2020

We have served as the Company’s auditor since 1998.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,	December 31,
ASSETS	2019	2018
Rental property
Land and leasehold interests	$653,231	$807,236
Buildings and improvements	3,361,435	4,109,797
Tenant improvements	163,299	335,266
Furniture, fixtures and equipment	78,716	53,718
	4,256,681	5,306,017
Less – accumulated depreciation and amortization	(558,617)	(1,097,868)
	3,698,064	4,208,149
Real estate held for sale, net	966,497	108,848
Net investment in rental property	4,664,561	4,316,997
Cash and cash equivalents	25,589	29,633
Restricted cash	15,577	19,921
Investments in unconsolidated joint ventures	209,091	232,750
Unbilled rents receivable, net	95,686	100,737
Deferred charges, goodwill and other assets, net	275,102	355,234
Accounts receivable	7,192	5,372

Total assets	$5,292,798	$5,060,644

LIABILITIES AND EQUITY
Senior unsecured notes, net	$571,484	$570,314
Unsecured revolving credit facility and term loans	329,000	790,939
Mortgages, loans payable and other obligations, net	1,908,034	1,431,398
Dividends and distributions payable	22,265	21,877
Accounts payable, accrued expenses and other liabilities	209,510	168,115
Rents received in advance and security deposits	39,463	41,244
Accrued interest payable	10,185	9,117
Total liabilities	3,089,941	3,033,004

Commitments and contingencies

Redeemable noncontrolling interests	503,382	330,459

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,595,176 and 90,320,306 shares outstanding	906	903
Additional paid-in capital	2,535,440	2,561,503
Dividends in excess of net earnings	(1,042,629)	(1,084,518)
Accumulated other comprehensive income (loss)	(18)	8,770
Total Mack-Cali Realty Corporation stockholders’ equity	1,493,699	1,486,658

Noncontrolling interests in subsidiaries:
Operating Partnership	158,480	168,373
Consolidated joint ventures	47,296	42,150
Total noncontrolling interests in subsidiaries	205,776	210,523

Total equity	1,699,475	1,697,181

Total liabilities and equity	$5,292,798	$5,060,644

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2019	2018	2017
Revenue from leases	$296,142	$317,783	$403,635
Real estate services	13,873	17,094	23,125
Parking income	21,857	21,907	20,050
Hotel income	9,841	-	-
Other income	9,222	8,930	12,220
Total revenues	350,935	365,714	459,030

EXPENSES
Real estate taxes	43,998	44,389	62,035
Utilities	17,881	23,799	29,493
Operating services	69,641	70,074	77,634
Real estate services expenses	15,918	17,919	23,394
Leasing personnel costs	2,261	-	-
General and administrative	57,535	53,865	50,475
Depreciation and amortization	132,016	112,244	142,319
Land and other impairments	32,444	24,566	-
Total expenses	371,694	346,856	385,350

OTHER (EXPENSE) INCOME
Interest expense	(90,569)	(77,346)	(84,523)
Interest and other investment income (loss)	2,412	3,219	2,690
Equity in earnings (loss) of unconsolidated joint ventures	(1,319)	(127)	(6,081)
Gain on change of control of interests	13,790	14,217	-
Realized gains (losses) and unrealized losses on disposition of
rental property, net	345,926	99,436	2,364
Gain on disposition of developable land	522	30,939	-
Gain on sale of investment in unconsolidated joint venture	903	-	23,131
Gain (loss) from extinguishment of debt, net	1,648	(8,929)	(421)
Total other income (expense)	273,313	61,409	(62,840)
Income from continuing operations	252,554	80,267	10,840

Discontinued operations:
Income from discontinued operations	27,456	26,134	22,878
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(136,174)	-	-
Total discontinued operations, net	(108,718)	26,134	22,878
Net income	143,836	106,401	33,718
Noncontrolling interests in consolidated joint ventures	3,904	1,216	1,018
Noncontrolling interests in Operating Partnership of income from
continuing operations	(23,685)	(6,866)	(341)
Noncontrolling interests in Operating Partnership in discontinued operations	10,421	(2,661)	(2,370)
Redeemable noncontrolling interests	(22,615)	(13,979)	(8,840)
Net income available to common shareholders	$111,861	$84,111	$23,185

Basic earnings per common share:
Income from continuing operations	$2.03	$0.54	$(0.17)
Discontinued operations	(1.08)	0.26	0.23
Net income available to common unitholders	$0.95	$0.80	$0.06

Diluted earnings per common share:
Income from continuing operations	$2.03	$0.54	$(0.17)
Discontinued operations	(1.08)	0.26	0.23
Net income available to common unitholders	$0.95	$0.80	$0.06

Basic weighted average shares outstanding	90,557	90,388	90,005

Diluted weighted average shares outstanding	100,689	100,724	100,703

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$143,836	$106,401	$33,718
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	(10,158)	2,318	5,250
Comprehensive income	$133,678	$108,719	$38,968
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	3,904	1,216	1,018
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(22,615)	(13,979)	(8,840)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	(12,284)	(9,764)	(3,257)
Comprehensive income attributable to common shareholders	$102,683	$86,192	$27,889

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

						Accumulated
			Additional	Dividends in		Other	Noncontrolling
	Common Stock		Paid-In	Excess of		Comprehensive	Interests
	Shares	Par Value	Capital	Net Earnings		Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2017	89,697	$897	$2,576,473	$(1,052,184)		$1,985	$199,516	$1,726,687
Net income	-	-	-	23,185		-	10,533	33,718
Common stock dividends	-	-	-	(67,430)		-	-	(67,430)
Common unit distributions	-	-	-	-		-	(8,629)	(8,629)
Issuance of limited partner common units	-	-	-	-		-	2,793	2,793
Redeemable noncontrolling interest	-	-	(17,951)	-	-	-	(10,914)	(28,865)
Change in noncontrolling interest
in consolidated joint ventures	-	-	(3,756)	-		-	1,105	(2,651)
Redemption of common units
for common stock	149	1	2,530	-		-	(2,531)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	2	-	67	-		-	-	67
Directors' deferred compensation plan	-	-	482	-		-	-	482
Stock compensation	70	1	2,814	-		-	4,632	7,447
Cancellation of restricted shares	(4)	-	(146)	-	-	-	-	(146)
Other comprehensive income	-	-	-	-		4,704	546	5,250
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	4,623	-		-	(4,623)	-
Balance at December 31, 2017	89,914	$899	$2,565,136	$(1,096,429)		$6,689	$192,428	$1,668,723
Net income	-	-	-	84,111		-	22,290	106,401
Common stock dividends	-	-	-	(72,200)		-	-	(72,200)
Common unit distributions	-	-	-	-		-	(9,022)	(9,022)
Redeemable noncontrolling interest	-	-	(11,425)	-		-	(15,275)	(26,700)
Change in noncontrolling interest
in consolidated joint ventures	-	-	-	-		-	22,333	22,333
Redemption of common units
for common stock	264	3	4,341	-		-	(4,344)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	4	-	(37)	-		-	-	(37)
Directors' deferred compensation plan	-	-	507	-		-	-	507
Stock compensation	147	1	1,413	-		-	5,480	6,894
Cancellation of restricted shares	(9)	-	(583)	-	-	-	(1,453)	(2,036)
Other comprehensive income	-	-	-	-		2,081	237	2,318
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	2,151	-		-	(2,151)	-
Balance at December 31, 2018	90,320	$903	$2,561,503	$(1,084,518)		$8,770	$210,523	$1,697,181
Net income (loss)	-	-	-	111,861		-	31,975	143,836
Common stock dividends	-	-	-	(72,401)		-	-	(72,401)
Common unit distributions	-	-	-	-		-	(8,705)	(8,705)
Redeemable noncontrolling interests	-	-	(25,885)	-		-	(25,470)	(51,355)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-		-	9,050	7,092
Redemption of common units for common stock	38	1	704	-		-	(705)	-
Redemption of common units	-	-	(1,665)	-		-	(12,799)	(14,464)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	39	-		-	-	39
Directors' deferred compensation plan	194	2	317	-		-	-	319
Stock compensation	41	-	627	-		-	7,534	8,161
Cancellation of unvested LTIP units	-	-	-	2,819		-	(2,889)	(70)
Other comprehensive income (loss)	-	-	-	(390)		(8,788)	(980)	(10,158)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,758	-		-	(1,758)	-
Balance at December 31, 2019	90,595	$906	$2,535,440	$(1,042,629)		$(18)	$205,776	$1,699,475

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018	2017
Net income	$143,836	$106,401	$33,718
Net (income) loss from discontinued operations	108,718	(26,134)	(22,878)
Net income from continuing operations	252,554	80,267	10,840
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	128,145	107,776	135,907
Depreciation and amortization on discontinued operations	72,532	62,508	62,767
Amortization of directors deferred compensation stock units	319	507	482
Amortization of stock compensation	8,161	6,894	7,447
Amortization of deferred financing costs	4,625	5,028	4,612
Amortization of debt discount and mark-to-market	(949)	(948)	(287)
Equity in (earnings) loss of unconsolidated joint ventures	1,319	127	6,081
Distributions of cumulative earnings from unconsolidated joint ventures	6,923	9,182	8,186
Gain on change of control of interests	(13,790)	(14,217)	-
Realized (gains) losses and unrealized losses on disposition of rental property, net	(345,926)	(99,436)	(2,364)
Gain on disposition of developable land	(522)	(30,939)	-
Land and other Impairments	32,444	24,566	-
Gain on sale of investments in unconsolidated joint ventures	(903)	-	(23,131)
(Gain)Loss from extinguishment of debt	(1,648)	10,750	421
Changes in operating assets and liabilities:	-
Increase in unbilled rents receivable, net	(7,322)	(7,614)	(8,387)
Increase in deferred charges, goodwill and other assets	(21,808)	(26,319)	(18,786)
Decrease in accounts receivable, net	2,204	791	2,970
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,013	12,868	(9,447)
Increase (decrease) in rents received in advance and security deposits	2,002	736	(4,202)
Increase (decrease) in accrued interest payable	1,068	(28)	869
Net cash flows provided by operating activities - continuing operations	48,909	79,991	111,211
Net cash flows provided by operating activities - discontinued operations	82,933	87,082	84,930

Net cash provided by operating activities	$131,842	$167,073	$196,141

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(956,040)	$(164,838)	$(235,361)
Rental property additions and improvements	(97,504)	(112,511)	(90,422)
Development of rental property and other related costs	(172,309)	(184,764)	(267,845)
Proceeds from the sales of rental property	825,613	338,015	312,596
Proceeds from the sale of investments in unconsolidated joint ventures	4,039	-	98,599
Investments in notes receivable	-	-	(47,049)
Repayment of notes receivable	46,597	12,102	74,945
Investment in unconsolidated joint ventures	(9,011)	(11,789)	(36,060)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,697	11,553	5,877
Proceeds from investment receivable	-	-	3,625
Net cash used in investing activities - continuing operations	(349,918)	(112,232)	(181,095)
Net cash used in investing activities - discontinued operations	(66,157)	(55,922)	(383,635)

Net cash used in investing activities	$(416,075)	$(168,154)	$(564,730)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$829,000	$461,000	$730,000
Repayment of revolving credit facility	(617,000)	(494,000)	(866,000)
Repayment of senior unsecured notes	-	-	(250,000)
Borrowings from unsecured term loan	-	-	325,000
Repayment of unsecured term loan	(675,000)	-	-
Proceeds from mortgages and loans payable	877,126	434,293	518,852
Repayment of mortgages, loans payable and other obligations	(155,115)	(418,495)	(156,760)
Acquisition of noncontrolling interests	(5,017)	-	(2,021)
Issuance of redeemable noncontrolling interests, net	145,000	105,000	139,002
Common unit redemptions	(7,769)	-	-
Payment of financing costs	(12,339)	(3,576)	(9,230)
(Contributions) Distributions to noncontrolling interests	(466)	(7,542)	(19)
Payment of dividends and distributions	(102,575)	(94,017)	(77,826)

Net cash provided by (used in) financing activities	$275,845	$(17,337)	$350,998

Net decrease in cash and cash equivalents	$(8,388)	$(18,418)	$(17,591)
Cash, cash equivalents and restricted cash, beginning of period (1)	49,554	67,972	85,563

Cash, cash equivalents and restricted cash, end of period (2)	$41,166	$49,554	$67,972

(1)Includes Restricted Cash of $19,921, $39,792 and $53,952 as of December 31, 2018, 2017 and 2016, respectively, pursuant to the adoption of ASU 2016-15.

(2)Includes Restricted Cash of $15,577, $19,921 and $39,792 as of December 31, 2019, 2018 and 2017, respectively, pursuant to the adoption of ASU 2016-15.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	December 31,	December 31,
ASSETS	2019	2018
Rental property
Land and leasehold interests	$653,231	$807,236
Buildings and improvements	3,361,435	4,109,797
Tenant improvements	163,299	335,266
Furniture, fixtures and equipment	78,716	53,718
	4,256,681	5,306,017
Less – accumulated depreciation and amortization	(558,617)	(1,097,868)
	3,698,064	4,208,149
Real estate held for sale, net	966,497	108,848
Net investment in rental property	4,664,561	4,316,997
Cash and cash equivalents	25,589	29,633
Restricted cash	15,577	19,921
Investments in unconsolidated joint ventures	209,091	232,750
Unbilled rents receivable, net	95,686	100,737
Deferred charges, goodwill and other assets, net	275,102	355,234
Accounts receivable	7,192	5,372

Total assets	$5,292,798	$5,060,644

LIABILITIES AND EQUITY
Senior unsecured notes, net	$571,484	$570,314
Unsecured revolving credit facility and term loans	329,000	790,939
Mortgages, loans payable and other obligations, net	1,908,034	1,431,398
Distributions payable	22,265	21,877
Accounts payable, accrued expenses and other liabilities	209,510	168,115
Rents received in advance and security deposits	39,463	41,244
Accrued interest payable	10,185	9,117
Total liabilities	3,089,941	3,033,004

Commitments and contingencies

Redeemable noncontrolling interests	503,382	330,459

Partners’ Capital:
General Partner, 90,595,176 and 90,320,306 common units outstanding	1,427,568	1,413,497
Limited partners, 9,612,064 and 10,229,349 common units/LTIPs outstanding	224,629	232,764
Accumulated other comprehensive income (loss)	(18)	8,770
Total Mack-Cali Realty, L.P. partners’ capital	1,652,179	1,655,031

Noncontrolling interests in consolidated joint ventures	47,296	42,150

Total equity	1,699,475	1,697,181

Total liabilities and equity	$5,292,798	$5,060,644

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2019	2018	2017
Revenue from leases	$296,142	$317,783	$403,635
Real estate services	13,873	17,094	23,125
Parking income	21,857	21,907	20,050
Hotel income	9,841	-	-
Other income	9,222	8,930	12,220
Total revenues	350,935	365,714	459,030

EXPENSES
Real estate taxes	43,998	44,389	62,035
Utilities	17,881	23,799	29,493
Operating services	69,641	70,074	77,634
Real estate services expenses	15,918	17,919	23,394
Leasing personnel costs	2,261	-	-
General and administrative	57,535	53,865	50,475
Depreciation and amortization	132,016	112,244	142,319
Land and other impairments	32,444	24,566	-
Total expenses	371,694	346,856	385,350

OTHER (EXPENSE) INCOME
Interest expense	(90,569)	(77,346)	(84,523)
Interest and other investment income (loss)	2,412	3,219	2,690
Equity in earnings (loss) of unconsolidated joint ventures	(1,319)	(127)	(6,081)
Gain on change of control of interests	13,790	14,217	-
Realized gains (losses) and unrealized losses on disposition of
rental property, net	345,926	99,436	2,364
Gain on disposition of developable land	522	30,939	-
Gain on sale of investment in unconsolidated joint venture	903	-	23,131
Gain (loss) from extinguishment of debt, net	1,648	(8,929)	(421)
Total other income (expense)	273,313	61,409	(62,840)
Income from continuing operations	252,554	80,267	10,840

Discontinued operations:
Income from discontinued operations	27,456	26,134	22,878
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(136,174)	-	-
Total discontinued operations, net	(108,718)	26,134	22,878
Net income	143,836	106,401	33,718
Noncontrolling interests in consolidated joint ventures	3,904	1,216	1,018
Redeemable noncontrolling interests	(22,615)	(13,979)	(8,840)
Net income available to common unitholders	$125,125	$93,638	$25,896

Basic earnings per common unit:
Income (loss) from continuing operations	$2.03	$0.54	$(0.17)
Discontinued operations	(1.08)	0.26	0.23
Net income available to common unitholders	$0.95	$0.80	$0.06

Diluted earnings per common unit:
Income (loss) from continuing operations	$2.03	$0.54	$(0.17)
Discontinued operations	(1.08)	0.26	0.23
Net income available to common unitholders	$0.95	$0.80	$0.06

Basic weighted average units outstanding	100,520	100,634	100,410

Diluted weighted average units outstanding	100,689	100,724	100,703

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$143,836	$106,401	$33,718
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	(10,158)	2,318	5,250
Comprehensive income	$133,678	$108,719	$38,968
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	3,904	1,216	1,018
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(22,615)	(13,979)	(8,840)
Comprehensive income attributable to common unitholders	$114,967	$95,956	$31,146

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2017	89,697	10,488	$1,467,569	$236,187	$1,985	$20,946	$1,726,687
Net income	-	-	23,185	2,711	-	7,822	33,718
Distributions	-	-	(67,430)	(8,629)	-	-	(76,059)
Issuance of limited partner common units	-	99	-	2,793	-	-	2,793
Redeemable noncontrolling interest	-	-	(17,951)	(2,074)	-	(8,840)	(28,865)
Change in noncontrolling interest	-	-	(3,756)	-	-	1,105	(2,651)
Redemption of limited partner common
units for shares of general partner
common units	149	(149)	2,531	(2,531)	-	-	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	2	-	67	-	-	-	67
Directors' deferred compensation plan	-	-	482	-	-	-	482
Other comprehensive income (loss)	-	-	-	546	4,704	-	5,250
Stock compensation	70	-	2,815	4,632	-	-	7,447
Cancellation of restricted shares	(4)	-	(146)	-	-	-	(146)
Balance at December 31, 2017	89,914	10,438	$1,407,366	$233,635	$6,689	$21,033	$1,668,723
Net income (loss)	-	-	84,111	9,527	-	12,763	106,401
Distributions	-	-	(72,200)	(9,022)	-	-	(81,222)
Redeemable noncontrolling interest	-	-	(11,425)	(1,296)	-	(13,979)	(26,700)
Change in noncontrolling interest	-	-	-	-	-	22,333	22,333
Redemption of limited partner common
units for shares of general partner
common units	264	(264)	4,344	(4,344)	-	-	-
Vested LTIP units	-	55	-	-	-	-	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	4	-	(37)	-	-	-	(37)
Directors' deferred compensation plan	-	-	507	-	-	-	507
Other comprehensive income	-	-	-	237	2,081	-	2,318
Stock compensation	147	-	1,414	5,480	-	-	6,894
Cancellation of restricted shares	(9)	-	(583)	(1,453)	-	-	(2,036)
Balance at December 31, 2018	90,320	10,229	$1,413,497	$232,764	$8,770	$42,150	$1,697,181
Net income (loss)	-	-	111,861	13,264	-	18,711	143,836
Distributions	-	-	(72,401)	(8,705)	-	-	(81,106)
Redeemable noncontrolling interests	-	-	(25,885)	(2,855)	-	(22,615)	(51,355)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,050	7,092
Redemption of limited partner common units for
shares of general partner common units	38	(20)	705	(705)	-	-	-
Vested LTIP units	-	68	-	-	-	-	-
Redemption of limited partners common units	-	(665)	(1,665)	(12,799)	-	-	(14,464)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	39	-	-	-	39
Directors' deferred compensation plan	194	-	319	-	-	-	319
Other comprehensive income (loss)	-	-	(390)	(980)	(8,788)	-	(10,158)
Stock compensation	41	-	627	7,534	-	-	8,161
Cancellation of unvested LTIP units	-	-	2,819	(2,889)	-	-	(70)
Balance at December 31, 2019	90,595	9,612	$1,427,568	$224,629	$(18)	$47,296	$1,699,475

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018	2017
Net income	$143,836	$106,401	$33,718
Net (income) loss from discontinued operations	108,718	(26,134)	(22,878)
Net income from continuing operations	252,554	80,267	10,840
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	128,145	107,776	135,907
Depreciation and amortization on discontinued operations	72,532	62,508	62,767
Amortization of directors deferred compensation stock units	319	507	482
Amortization of stock compensation	8,161	6,894	7,447
Amortization of deferred financing costs	4,625	5,028	4,612
Amortization of debt discount and mark-to-market	(949)	(948)	(287)
Equity in (earnings) loss of unconsolidated joint ventures	1,319	127	6,081
Distributions of cumulative earnings from unconsolidated joint ventures	6,923	9,182	8,186
Gain on change of control of interests	(13,790)	(14,217)	-
Realized (gains) losses and unrealized losses on disposition of rental property, net	(345,926)	(99,436)	(2,364)
Gain on disposition of developable land	(522)	(30,939)	-
Land and other Impairments	32,444	24,566	-
Gain on sale of investments in unconsolidated joint ventures	(903)	-	(23,131)
(Gain)Loss from extinguishment of debt	(1,648)	10,750	421
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(7,322)	(7,614)	(8,387)
Increase in deferred charges, goodwill and other assets	(21,808)	(26,319)	(18,786)
Decrease in accounts receivable, net	2,204	791	2,970
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,013	12,868	(9,447)
Increase (decrease) in rents received in advance and security deposits	2,002	736	(4,202)
Increase (decrease) in accrued interest payable	1,068	(28)	869
Net cash flows provided by operating activities - continuing operations	48,909	79,991	111,211
Net cash flows provided by operating activities - discontinued operations	82,933	87,082	84,930

Net cash provided by operating activities	$131,842	$167,073	$196,141

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(956,040)	$(164,838)	$(235,361)
Rental property additions and improvements	(97,504)	(112,511)	(90,422)
Development of rental property and other related costs	(172,309)	(184,764)	(267,845)
Proceeds from the sales of rental property	825,613	338,015	312,596
Proceeds from the sale of investments in unconsolidated joint ventures	4,039	-	98,599
Investments in notes receivable	-	-	(47,049)
Repayment of notes receivable	46,597	12,102	74,945
Investment in unconsolidated joint ventures	(9,011)	(11,789)	(36,060)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,697	11,553	5,877
Proceeds from investment receivable	-	-	3,625
Net cash used in investing activities - continuing operations	(349,918)	(112,232)	(181,095)
Net cash used in investing activities - discontinued operations	(66,157)	(55,922)	(383,635)

Net cash used in investing activities	$(416,075)	$(168,154)	$(564,730)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$829,000	$461,000	$730,000
Repayment of revolving credit facility	(617,000)	(494,000)	(866,000)
Repayment of senior unsecured notes	-	-	(250,000)
Borrowings from unsecured term loan	-	-	325,000
Repayment of unsecured term loan	(675,000)	-	-
Proceeds from mortgages and loans payable	877,126	434,293	518,852
Repayment of mortgages, loans payable and other obligations	(155,115)	(418,495)	(156,760)
Acquisition of noncontrolling interests	(5,017)	-	(2,021)
Issuance of redeemable noncontrolling interests, net	145,000	105,000	139,002
Common unit redemptions	(7,769)	-	-
Payment of financing costs	(12,339)	(3,576)	(9,230)
(Contributions) Distributions to noncontrolling interests	(466)	(7,542)	(19)
Payment of distributions	(102,575)	(94,017)	(77,826)

Net cash provided by (used in) financing activities	$275,845	$(17,337)	$350,998

Net decrease in cash and cash equivalents	$(8,388)	$(18,418)	$(17,591)
Cash, cash equivalents and restricted cash, beginning of period (1)	49,554	67,972	85,563

Cash, cash equivalents and restricted cash, end of period (2)	$41,166	$49,554	$67,972

(1)Includes Restricted Cash of $19,921, $39,792 and $53,952 as of December 31, 2018, 2017 and 2016, respectively, pursuant to the adoption of ASU 2016-15.

(2)Includes Restricted Cash of $15,577, $19,921 and $39,792 as of December 31, 2019, 2018 and 2017, respectively, pursuant to the adoption of ASU 2016-15.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage, apartment unit, room, and building counts unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.4 percent and 89.8 percent common unit interest in the Operating Partnership as of December 31, 2019 and December 31, 2018, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of December 31, 2019, the Company owned or had interests in 71 properties (the “Properties”). The Properties are comprised of 42 office buildings totaling approximately 10.7 million square feet and leased to approximately 400 tenants (which include two buildings aggregating approximately 0.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 21 multi-family properties totaling 6,524 apartment units (which include seven properties aggregating 2,611 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 108,000 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), three hotels containing 723 rooms (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to a third party. The Properties are located in four states in the Northeast, plus the District of Columbia.

Following the General Partner’s 2019 Annual Meeting of Stockholders, the Board of Directors of the General Partner (the “Board”) formed a Shareholder Value Committee comprised of four independent directors to review the Company’s strategic direction and make a recommendation to the full Board. On December 19, 2019, the Company announced that, based on the recommendations of the Shareholder Value Committee, the Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

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

As of December 31, 2019 and 2018, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 3: Rockpoint Transaction), have total real estate assets of $503.1 million and $480.4 million, respectively, mortgages of $283.7 million and $241.5 million, respectively, and other liabilities of $18.9 million and $23 million, respectively.

The financial statements have been prepared in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s historical experience that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts in order to conform with current period presentation, primarily related to classification of certain properties as discontinued operations.

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $2.1 million, $2.3 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of December 31, 2019 and 2018 is real estate and building and tenant improvements not in service; as follows (dollars in thousands):

	December 31,	December 31,
	2019	2018
Land held for development (including pre-development costs, if any) (a)(c)	$388,702	$465,930
Development and construction in progress, including land (b)(d)	464,110	327,039
Total	$852,812	$792,969

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $156.5 million and $204.9 million as of December 31, 2019 and December 31, 2018, respectively.

(b)Includes land of $96.6 million and $49.6 million as of December 31, 2019 and December 31, 2018, respectively.

(c)Includes $48.5 million of land and $40.9 million of building and improvements pertaining to assets held for sale at December 31, 2019.

(d)Includes $0.5 million of land and $5.6 million of building and improvements pertaining to assets held for sale.

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

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below-market leases, (ii) in-place leases and (iii) tenant relationships. For asset acquisitions, the Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed differ from the purchase consideration of a business combination transaction.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management, depending on the type of property, may include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction cost overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights for the land. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Real Estate Held for Sale and Discontinued Operations

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable to be sold within the following 12 months, and there are no significant contingencies relating to a sale. If, in management’s opinion, the estimated net sales price, net of selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to the Company’s estimates of future and stabilized cash flows, market capitalization rates and discount rates, if applicable. For developable land, an estimated per-unit market value assumption is also considered based on development rights for the land. In addition, the Company classifies assets held for sale or sold as discontinued operations if the disposal groups represent a strategic shift that will have a major effect on the Company’s operations and financial results. For any disposals qualifying as discontinued operations, the assets and their results are presented in discontinued operations in the financial statements for all periods presented. See Note 7: Discontinued Operations.

If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell an asset previously classified as held for sale, the asset is reclassified as held and used. An asset that is reclassified is measured and recorded individually at the lower of (a) its carrying value before the asset was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

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

If the venture subsequently makes distributions and the Company does not have an implied or actual commitment to support the operations of the venture, the Company will not record a basis less than zero, rather such amounts will be recorded as equity in earnings of unconsolidated joint ventures.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the value of the investment. The Company’s estimates of value for each investment (particularly in real estate joint ventures) are based on a number of assumptions including but not limited to estimates of future and stabilized cash flows, market capitalization rates and discount rates, if applicable. These assumptions are based on management's experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future. See Note 4: Investments in Unconsolidated Joint Ventures.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $4,625,000, $5,028,000 and $4,612,000 for the years ended December 31, 2019, 2018 and 2017, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. Included in gain(loss) from extinguishment of debt, net, of $1.6 million, $(10.8) million (of which $1.8 million loss pertained to properties classified as discontinued operations) and $ (0.4) million for the years ended December 31, 2019, 2018 and 2017 were unamortized deferred financing costs which were written off (as non-cash transactions) amounting to $0.4 million, $0.6 million and $0.4 million, respectively.

Deferred Leasing Costs/Leasing Personnel Costs

Costs incurred in connection with successfully executed commercial and residential leases were capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs were charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation related to commercial leases, which was capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately zero, $3,463,000 and $3,146,000 for the years ended, December 31, 2019, 2018 and 2017, respectively. Upon the adoption of ASC 842 on January 1, 2019, the Company no longer capitalizes such costs, and includes such costs in Leasing personnel costs in the Company’s Consolidated Statements of Operations, which amounted to $2,261,000 for the year ended December 31, 2019.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable. Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized. Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized. The Company determined that its goodwill, with a balance of $2.9 million, was not impaired at December 31, 2019 after management performed its impairment tests.

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

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of revenue from leases over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to revenue from leases over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.

The Company elected a practical expedient for its rental properties (as lessor) to avoid separating non-lease components that otherwise would need to be accounted for under the recently-adopted revenue accounting guidance (such as tenant reimbursements of property operating expenses) from the associated lease component since (1) the non-lease components have the same timing and pattern of transfer as the associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease; this enables the Company to account for the combination of the lease component and non-lease components as an operating lease since the lease component is the predominant component of the combined components.

Due to the Company’s adoption of the practical expedient discussed above to not separate non-lease component revenue from the associated lease component, the Company is aggregating revenue from its lease components and non-lease components (comprised predominantly of tenant operating expense reimbursements) into the line entitled “Revenue from leases.”

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

All bad debt expense is being recorded as a reduction of the corresponding revenue account starting on January 1, 2019. Management performs a detailed review of amounts due from tenants for collectability, based on factors affecting the billings and status of individual tenants. The factors considered by management in determining which individual tenant’s revenues are affected include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. Management’s estimate of bad debt write-off’s requires management to exercise judgment about the timing, frequency and severity of collection losses, which affects the revenue recorded.

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

As of December 31, 2019, the estimated net basis of the rental property for federal income tax purposes was lower than the net assets as reported in the Operating Partnership’s financial statements by approximately $529,160,000. The Operating Partnership’s taxable income for the year ended December 31, 2019 was estimated to be approximately $71,151,000 and for the years ended December 31, 2018 and 2017 was approximately $82,106,000 and $97,037,000, respectively. The differences between book income and taxable income primarily result from differences in depreciation expenses, the recording of rental income, differences in the deductibility of interest expense and certain other expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange.

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

The deferred tax asset balance at December 31, 2019 amounted to $9.8 million which has been fully reserved through a valuation allowance. New tax reform legislation enacted in late 2017 reduced the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date.  As a result, the Company recorded a decrease related to its deferred tax assets of $5.3 million and a decrease to the associated valuation allowance of $5.3 million at December 31, 2017. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2019, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2015 forward.

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

Dividends and Distributions Payable

The dividends and distributions payable at December 31, 2019 represents dividends payable to common shareholders (90,595,197 shares) and distributions payable to noncontrolling interests unitholders of the Operating Partnership (9,488,794 common units and 1,949,601 vested and unvested LTIP units), for all such holders of record as of January 3, 2020 with respect to the fourth quarter 2019. The fourth quarter 2019 common stock dividends and unit distributions of $0.20 per common share (total of $18.1 million), common unit (total of $1.9 million), and LTIP unit (total of $0.4 million), were approved by the General Partner’s Board of Directors on December 17, 2019 and paid on January 10, 2020.

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

The Company has determined that the $0.80 dividend per common share paid during the year ended December 31, 2019 represented 100 percent capital gain; the $0.80 dividend per common share paid during the year ended December 31, 2018 represented approximately 47 percent ordinary income and approximately 53 percent capital gain and the $0.70 dividend per common share paid during the year ended December 31, 2017 represented 100 percent ordinary income.

Costs Incurred For Stock Issuances

Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Company recorded stock compensation expense of $8,161,000, $6,894,000 and $7,447,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of ASU 2017-12 is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The Company has adopted ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method which requires a cumulative effect of the change on the opening balance of each affected component of equity in the Company’s consolidated financial statements as of the date of adoption. Upon adoption, the Company recorded a cumulative adjustment specifically related to the elimination of the requirement for separate measurement of hedge ineffectiveness. As a result, the Company recorded an opening balance adjustment as of January 1, 2019 to dividends in excess of net earnings of $0.4 million with a corresponding change to accumulated other comprehensive income (loss).

3.    RECENT TRANSACTIONS

Acquisitions

The Company acquired the following rental properties (which were determined to be asset acquisitions in accordance with ASU 2017-01) during the year ended December 31, 2019 (dollars in thousands):

					Rentable
Acquisition			Property	# of	Square Feet/	Acquisition
Date	Property Address	Location	Type	Bldgs.	Apartment Units	Cost
02/06/19	99 Wood Avenue (a)	Iselin, New Jersey	Office	1	271,988	$61,858
04/01/19	Soho Lofts (a)	Jersey City, New Jersey	Multi-family	1	377	264,578
09/26/19	Liberty Towers (b)	Jersey City, New Jersey	Multi-family	1	648	410,483

Total Acquisitions				3		$736,919

(a)

This acquisition was funded using funds available with the Company's qualified intermediary from prior property sales proceeds and through borrowing under the Company's unsecured revolving credit facility.

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

On May 10, 2019, the Company completed the acquisition of unimproved land parcels for future development (“107 Morgan”) located in Jersey City, New Jersey for approximately $67.2 million. The 107 Morgan acquisition was funded using funds available with the Company’s qualified intermediary from prior property sales proceeds, and through borrowing under the Company’s unsecured revolving credit facility. The Company’s mortgage receivable of $46.1 million with the seller was repaid in full to the Company at closing.

Properties Commencing Initial Operations

The following properties commenced initial operations during the years ended December 31, 2019 and 2018 (dollars in thousands):

2019

				# of	Total
In Service			Property	Apartment Units/	Development
Date	Property	Location	Type	Rooms	Costs Incurred
07/09/19	Autograph Collection By Marriott (Phase II)	Weehawken, NJ	Hotel	208	$105,477
Totals				208	$105,477

2018

				# of	Total
In-Service			Property	Apartment Units/	Development
Date	Property	Location	Type	Rooms	Costs
03/01/18	145 Front at City Square	Worcester, MA	Multi-Family	365	$97,483	(a)
04/01/18	Signature Place at Morris Plains	Morris Plains, NJ	Multi-Family	197	56,715	(b)
05/01/18	Portside 5/6	East Boston, MA	Multi-Family	296	114,694
08/01/18	RiverHouse 11 at Port Imperial	Weehawken, NJ	Multi-Family	295	130,369
12/13/18	Residence Inn By Marriott (Phase I)	Weehawken, NJ	Hotel	164	58,723
Totals				1,317	$457,984

(a)Development costs as of December 31, 2018 included approximately $4.4 in land costs.

(b)Development costs as of December 31, 2018 included approximately $0.9 in land costs.

Consolidations

2019

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

In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE. As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rental rates and market cap rates and discount rates). As a result, the Company recorded a gain on change of control of interests of $13.8 million (a non-cash item) in the year ended December 31, 2019, in which the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4. Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $15.3 million and the noncontrolling interest’s fair value of $13.7 million. See Note 9: Mortgages, Loans Payable and Other Obligations.

Marbella II
Land and leasehold interests	$36,595
Buildings and improvements and other assets, net	153,974
In-place lease values (a)	4,611
Less: Below market lease values (a)	(80)
195,100
Less: Debt	(117,000)
Net assets	78,100
Less: Noncontrolling interests	(13,722)
Net assets recorded upon consolidation	$64,378

(a) In-place and below market lease values are being amortized over a weighted-average term of 6.2 months.

2018

On August 2, 2018, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture Marbella Tower Urban Renewal Associates LLC, a 412-unit multi-family operating property located in Jersey City, New Jersey, acquired its equity partner’s 50 percent interest for $65.6 million in cash. The property was subject to a mortgage loan that had a principal balance of $95 million. The cash portion of the acquisition was funded primarily through borrowings under the Company's unsecured revolving credit facility. Concurrently with the closing, the joint venture repaid the $95 million mortgage loan in full and obtained a new loan from a different lender, collateralized by the property in the amount of $131 million, which bears interest at 4.07 percent and matures in August 2026. The venture distributed $37.4 million of the loan proceeds, of which the Company’s share was $30.4 million. As a result of the acquisition, the Company increased its ownership of the property from a 24.27 percent subordinated interest to a 74.27 percent controlling interest. In accordance with ASC 810, Consolidation, the Company evaluated the acquisition and determined that the entity meets the criteria of a VIE. As such, the Company consolidated the asset upon acquisition and accordingly, remeasured its equity interests, as required by the FASB's consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates). As a result, the Company recorded a gain on change of control of interests of $14.2 million (a non-cash item) in the year ended December 31, 2019, when the Company accounted for the transaction as a VIE that is not a business in accordance with ASC 810-10-30-4. Additional non-cash items included in the acquisition were the Company’s carrying value of its interest in the joint venture of $14 million and the noncontrolling interest’s fair value of $29.8 million (non-cash allocation). See Note 9: Mortgages, Loans Payable and Other Obligations.

Net assets recorded upon consolidation were as follows (in thousands):

Land and leasehold interest	$48,820
Buildings and improvements and other assets, net	162,958
In-place lease values (a)	6,947
Less: Below market lease values (a)	(108)
218,617
Less: Debt	(131,000)
Net Assets	87,617
Less: Noncontrolling interest (b)	(22,812)
Net assets recorded upon consolidation	$64,805

(a) In-place and below market lease values are being amortized over a weighted-average term of 9.3 months.
(b) Noncontrolling interest balance reflects distribution of $7.0 million of loan proceeds at closing.

Real Estate Held for Sale/Discontinued Operations/Dispositions

2019

Following the General Partner’s 2019 Annual Meeting of Stockholders, the Board of Directors of the General Partner (the “Board”) formed a Shareholder Value Committee comprised of four independent directors to review the Company’s strategic direction and make a recommendation to the full Board. On December 19, 2019, the Company announced that, based on the recommendations of the Shareholder Value Committee, the Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

During the year ended December 31, 2019, the Company completed the sale of two of these suburban office properties, totaling 497,000 square feet, for net sales proceeds of $52.2 million.  As of December 31, 2019, the Company has identified as held for sale the remaining 35 office properties (comprised of 12 identified disposal groups) in the Suburban Office Portfolio, totaling 6.1 million square feet. See Note 7: Discontinued Operations.

The Company expects to complete the sale of its remaining Suburban Office Portfolio properties in 2020, and plans to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness.  After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

Additionally, the Company also identified a retail pad leased to others and several developable land parcels as held for sale as of December 31, 2019. The properties are located in Fort Lee, Parsippany, Madison, Short Hills, Edison, Red Bank and Florham Park. The Company determined that the carrying value of 21 of the properties (comprised of six disposal groups) and several land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the year ended December 31, 2019, recognized an unrealized loss allowance of $174.1 million ($137.9 million of which are from discontinued operations, for the properties and land and other impairments of $32.4 million.

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban	Other assets held
	Office	Assets
	Portfolio (a)	Held for Sale	Total
Land	$147,590	$87,663	$235,253
Building & Other	1,263,738	54,392	1,318,130
Less: Accumulated depreciation	(401,212)	(11,573)	(412,785)
Less: Cumulative unrealized losses on property held for sale	(137,876)	(36,225)	(174,101)
Real estate held for sale, net	$872,240	$94,257	$966,497

	Suburban	Other assets held
	Office	Assets
Other assets and liabilities	Portfolio	Held for Sale	Total
Unbilled rents receivable, net (b)	$30,188	$1,956	$32,144
Deferred charges, net (b)	32,900	1,432	34,332
Total intangibles, net (b)	33,095	-	33,095
Total deferred charges & other assets, net	68,684	1,730	70,414
Mortgages & loans payable, net (b)	123,650	-	123,650
Total below market liability (b)	8,833	-	8,833
Accounts payable, accrued exp & other liability	21,025	1,792	22,817
Unearned rents/deferred rental income (b)	2,952	-	2,952

(a) Classified as discontinued operations at December 31, 2019 for all periods presented. See Note 7: Discontinued Operations.
(b) Expected to be removed with the completion of the sales.

The Company disposed of the following rental properties during the year ended December 31, 2019 (dollars in thousands):

										Discontinued
										Operations:
									Realized	Realized
									Gains	Gains
				Rentable			Net	Net	(losses)/	(losses)/
Disposition			# of	Square		Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units		Type	Proceeds	Value	Losses, net	Losses, net
01/11/19	721 Route 202-206 South (a)	Bridgewater, New Jersey	1	192,741		Office	$5,651	$5,410	$241	$-
01/16/19	Park Square Apartments (b)	Rahway, New Jersey	1	159	units	Multi-family	34,045	34,032	13	-
01/22/19	2115 Linwood Avenue	Fort Lee, New Jersey	1	68,000		Office	15,197	7,433	7,764	-
02/27/19	201 Littleton Road (c)	Morris Plains, New Jersey	1	88,369		Office	4,842	4,937	(95)	-
03/13/19	320 & 321 University Avenue	Newark, New Jersey	2	147,406		Office	25,552	18,456	7,096	-
03/29/19	Flex portfolio (d)	New York and Connecticut	56	3,148,512		Office/Flex	470,348	214,758	255,590	-
06/18/19	650 From Road (e)	Paramus, New Jersey	1	348,510		Office	37,801	40,046	(2,245)	-
10/18/19	3600 Route 66 (h)	Neptune, New Jersey	1	180,000		Office	25,237	17,246	-	7,991
10/23/19	Chase & Alterra Portfolio (f)	Revere and Malden, Massachusetts	3	1,386	units	Multi-family	406,817	293,030	113,787	-
12/06/19	5 Wood Hollow Road (g) (h)	Parsippany, New Jersey	1	317,040		Office	26,937	33,226	-	(6,289)	(i)
Sub-total			68	4,490,578			1,052,427	668,574	382,151	1,702

Unrealized losses on real estate held for sale									(36,225)	(137,876)	(i)
Totals			68	4,490,578			$1,052,427	$668,574	$345,926	$(136,174)

(a)	The Company recorded a valuation allowance of $9.3 million on this property during the year ended December 31, 2018.
(b)	The Company recorded a valuation allowance of $6.3 million on this property during the year ended December 31, 2018.
(c)	The Company recorded a valuation allowance of $3.6 million on this property during the year ended December 31, 2018.
(d)

As part of the consideration from the buyer, who sis a noncontrolling interest unitholder of the Operating Partnership, 301,638 Common Units were redeemed by the Company at fair market value of $6.6 million as purchase consideration received for two of the properties disposed of in this transaction, which was a non-cash portion of this sales transaction. The Company used the net cash received at closing to repay approximately $119.9 million of borrowings under the unsecured revolving credit facility and to repay $90 million of its $350 million unsecured term loan. The Company also utilized $217.4 million of these proceeds on April 1, 2019 to acquire a 377-unit multi-family property located in Jersey City, New Jersey.

(e)	The Company recorded a valuation allowance of $0.9 million on this property during the year ended December 31, 2018.
(f)

Proceeds from the sale, which were net of $235.8 million of in-place mortgages assumed by the buyer, were used primarily to repay outstanding borrowings under the Company's revolving credit facility that were drawn to fund a portion of the Company's purchase of Liberty Towers. The assumed mortgages were a non-cash portion of this sales transaction.

(g)

The net sale proceeds were held by a qualified intermediary, which is noncash and recorded in deferred charges, goodwill and other assets as of December 31, 2019. See Note 5: Deferred Charges, Goodwill and Other Assets, Net – to the Financial Statements.  The Company recorded an impairment charge of $5.8 million at June 30, 2019 before the property was identified as held for sale on September 30, 2019.

(h)	These pertain to properties classified as discontinued operations. (See Note 7: Discontinued Operations – to the Financial Statements)
(i)	These include impairments recorded on three properties before they were classified as discontinued operations.

The Company disposed of the following developable land holdings during the year ended December 31, 2019 (dollars in thousands):

						Realized
						Gains
				Net	Net	(losses)/
Disposition				Sales	Carrying	Unrealized
Date	Property Address	Location		Proceeds	Value	Losses, net
04/30/19	Overlook Ridge	Revere, Massachusetts		$685	$415	$270
09/20/19	Overlook Ridge	Revere, Massachusetts		1,135	839	296
11/08/19	150 Monument Street	Bala Cynwd, Pennsylvania	(a)	8,374	7,874	500
12/19/19	51 Washington Street	Conshohocken, Pennsylvania	(b)	8,189	8,732	$(543)

Totals				$18,383	$17,860	$523

(a) The Company recorded a land impairment charge of $10.9 million on this land parcel during the year ended December 31, 2018.
(b) The Company recorded a land impairment charge of $13.6 million on this land parcel during the year ended December 31, 2018. The Company recorded additional land impairment charges of $2.7 million on this land parcel during the year ended December 31, 2019 prior to its disposition.

2018

The Company identified as held for sale six office properties, totaling approximately 845,000 square feet, and a 159 unit multi-family rental property as of December 31, 2018. The properties are located in Fort Lee, Newark, Paramus, Bridgewater, Morris Plains and Rahway, New Jersey. The total estimated sales proceeds, net of selling costs, from the sales which were all completed in 2019, were approximately $123.1 million. The Company determined that the carrying value of four of the properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $20.1 million for the year ended December 31, 2018.

The following table summarizes the real estate held for sale, net, as of December 31, 2018 (dollars in thousands):

December 31,
2018
Land	$24,376
Building and improvements	159,857
Less: Accumulated depreciation	(55,250)
Less: Cumulative unrealized losses on property held for sale	(20,135)
Real estate held for sale, net	$108,848

The Company disposed of the following office properties during the year ended December 31, 2018 (dollars in thousands):

								Realized
								Gains
				Rentable	Net		Net	(losses)/
Disposition			# of	Square	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Losses, net
02/15/18	35 Waterview Boulevard (a)	Parsippany, New Jersey	1	172,498	$25,994		$25,739	$255
03/05/18	Hamilton portfolio (b)	Hamilton, New Jersey	6	239,262	17,546		17,501	45
03/07/18	Wall portfolio first closing	Wall, New Jersey	5	179,601	14,053		10,526	3,527
03/22/18	700 Horizon Drive	Hamilton, New Jersey	1	120,000	33,020		16,053	16,967
03/23/18	Wall portfolio second closing	Wall, New Jersey	3	217,822	30,209		12,961	17,248
03/28/18	75 Livingston Avenue	Roseland, New Jersey	1	94,221	7,983		5,609	2,374
03/28/18	20 Waterview Boulevard (c)	Parsippany, New Jersey	1	225,550	12,475		11,795	680
03/30/18	Westchester Financial Center (d)	White Plains, New York	2	489,000	81,769		64,679	17,090
06/27/18	65 Jackson Drive	Cranford, New Jersey	0	-	1,510	(e)	-	1,510
08/02/18	600 Horizon Drive	Hamilton, New Jersey	1	95,000	15,127		6,191	8,936
09/05/18	1 & 3 Barker Avenue	White Plains, New York	2	133,300	15,140		13,543	1,597
11/15/18	120 Passaic Street (f)	Rochelle Park, New Jersey	1	52,000	2,667		2,568	99
12/31/18	Elmsford Distribution Center	Elmsford, New York	6	387,400	66,557		17,314	49,243
Sub-total			30	2,405,654	324,050		204,479	119,571

Unrealized losses on real estate held for sale								(20,135)
Totals			30	2,405,654	$324,050		$204,479	$99,436

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

The Company disposed of the following developable land holdings during the year ended December 31, 2018 (dollars in thousands):

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

Land Impairments

The Company owned two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties. During the fourth quarter 2018, the Company changed its plans regarding pursuing development in Pennsylvania and made the decision to pursue selling the land parcels as opposed to development. Due to the shortening of the expected periods of ownership, the Company determined that the carrying value of the land parcels was impaired and recorded an adjustment to its carrying value to their estimated fair value and recorded land impairments charges of $24.6 million at December 31, 2018. The land parcels were subsequently sold during the year ended December 31, 2019.

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

On June 26, 2019, the Company, RRT, RRLP, certain other affiliates of the Company and Rockpoint entered into an additional preferred equity investment agreement (the “Add On Investment Agreement”). The closing under the Add On Investment Agreement occurred on June 28, 2019. Pursuant to the Add On Investment Agreement, Rockpoint invested an additional $100 million in Preferred Units and the Company and RRT agreed to contribute to RRLP two additional properties located in Jersey City, New Jersey. The Company used the $100 million in proceeds received to repay outstanding borrowings under its unsecured revolving credit facility and other debt by June 30, 2019. In addition, Rockpoint has a right of first refusal to invest another $100 million in Preferred Units in the event RRT determines that RRLP requires additional capital prior to March 1, 2023 and, subject thereto, RRLP may issue up to approximately $154 million in Preferred Units to RRT or an affiliate so long as at the time of such funding RRT determines in good faith that RRLP has a valid business purpose to use such proceeds. See Note 15: Redeemable Noncontrolling Interests for additional information about the Add On Investment Agreement and the related transactions with Rockpoint.

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary. As of December 31, 2019 and December 31, 2018, the Company’s consolidated RRLP entity had total assets of $3.1 billion and $2.3 billion, respectively, total mortgages and loan payable of $1.4 billion and $1.1 billion, respectively, and other liabilities of $115.2 million and $57 million, respectively.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2019, the Company had an aggregate investment of approximately $209.1 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties. As of December 31, 2019, the unconsolidated joint ventures owned: two office properties aggregating approximately 0.2 million square feet, seven multi-family properties totaling 2,611 apartment units, two retail properties aggregating approximately 81,700 square feet, a 351-room hotel, a development project for up to approximately 360 apartment units; and interests and/or rights to developable land parcels able to accommodate up to 3,220 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of December 31, 2019, such debt had a total borrowing capacity of $318 million of which the Company agreed to guarantee up to $34.6 million. As of December 31, 2019, the outstanding balance of such debt totaled $233.4 million of which $26.1 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $2.4 million and $2.4 million for such services in the years ended December 31, 2019 and 2018, respectively. The Company had $0.6 million and $0.2 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2019 and 2018.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2019 are three unconsolidated joint ventures, two of which are operating properties and one development project, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs. The Company’s aggregate investment in these VIEs was approximately $117.7 million as of December 31, 2019. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $152.3 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $34.6 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of December 31, 2019 and 2018 (dollars in thousands):

							Property Debt
	Number of		Company's	Carrying Value			As of December 31, 2019
	Apartment Units		Effective	December 31,		December 31,		Maturity	Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2019		2018	Balance	Date	Rate
Multi-family
Metropolitan at 40 Park (b) (c)	189	units	25.00%	$7,257		$7,679	$54,373	(d)	(d)
RiverTrace at Port Imperial	316	units	22.50%	7,463		8,112	82,000	11/10/26	3.21%
Crystal House (e)	825	units	25.00%	28,823		29,570	159,492	04/01/20	3.17%
PI North - Riverwalk C	360	units	40.00%	35,527		27,175	28,208	12/06/21	L+2.75%	(f)
Marbella II (g)	311	units	24.27%	-		15,414	-	-	-
Riverpark at Harrison	141	units	45.00%	1,015		1,272	29,261	08/01/25	3.70%
Station House	378	units	50.00%	35,676		37,675	96,861	07/01/33	4.82%
Urby at Harborside (h)	762	units	85.00%	79,790		85,317	192,000	08/01/29	5.197%
PI North -Land (i)	836	potential units	20.00%	1,678		1,678	-	-	-
Liberty Landing	850	potential units	50.00%	337		337	-	-	-
Hillsborough 206	160,000	sf	50.00%	1,962		1,962	-	-	-
Office
Red Bank (j)	92,878	sf	50.00%	-		3,127	-	-	-
12 Vreeland Road	139,750	sf	50.00%	3,846	(k)	7,019	6,267	07/01/23	2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,521		3,442	3,322	11/01/23	4.76%
Other
Riverwalk Retail (b)	30,745	sf	20.00%	1,467		1,539	-	-	-
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	-		112	100,000	10/01/26	3.668%
Other (l)				729		1,320	-	-	-
Totals:				$209,091		$232,750	$751,784

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $35,161, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bore interest at LIBOR +2.25%, matured in October 2019. In October 2019, the loan was refinanced with a maturity date of October 2021, which bears interest at LIBOR +1.5%; (iii) a construction loan with a maximum borrowing amount of $13,950 for the Lofts at 40 Park with a balance of $13,145, which bore interest at LIBOR plus 250 basis points and scheduled to mature in February 2020. In January 2020, the loan was refinanced with a maximum borrowing amount of $18,200, which bears interest at LIBOR plus 150 basis points and matures in January 2023.

(e)

Included in this is the Company's unconsolidated 50 percent interest in a vacant land to accommodate the development of approximately 738 additional approved units. The joint venture is currently in discussions regarding a refinancing of the property debt.

(f)	The venture has a construction loan with a maximum borrowing amount of $112,000.
(g)

On January 31, 2019, the Company, which held a 24.27 percent subordinated interest in the unconsolidated joint venture, Marbella Tower Urban Renewal Associates South LLC, a 311-unit multi-family operating property located in Jersey City, New Jersey, acquired the majority equity partner’s 50 percent preferred and controlling interest in the venture for $77.5 million in cash and the Company consolidated the asset. The acquisition was funded primarily using available cash and proceeds from the refinancing. Concurrently with the closing, the joint venture repaid in full the property’s $74.7 million mortgage loan and obtained a new loan in the amount of $117 million. See Note 3: Recent Transactions - Consolidation.

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
(k)

At December 31, 2019, the Company evaluated the recoverability of the carrying value of certain investments in unconsolidated joint venture, being considered for sale in the short or medium term. The Company determined that due to tenant turnover, lease-up assumptions, along with the Company's plans to exit its investment, it was necessary to reduce the carrying value of the investment to its estimated fair value. Accordingly, the Company recorded an impairment charge of $3.7 million at December 31, 2019, which is included in equity in earnings for the year.

(l)

The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
Entity / Property Name	2019		2018		2017
Multi-family
Marbella (b)	$-		$205		$334
Metropolitan at 40 Park	(422)		(455)		(311)
RiverTrace at Port Imperial	317		154		196
Crystal House	(687)		(874)		(923)
PI North - Riverwalk C / Land	(279)		(126)		(872)
Marbella II (c)	(15)		35		93
Riverpark at Harrison	(172)		(232)		(252)
Station House	(2,000)		(2,096)		(1,793)
Urby at Harborside	1,587	(d)	(975)	(d)	(6,356)
Liberty Landing	-		(5)		(15)
Hillsborough 206	-		16		(25)
Office
Red Bank (e)	8		(215)		238
12 Vreeland Road	(3,172)	(f)	285		496
Offices at Crystal Lake	79		73		89
Other
Riverwalk Retail	(72)		(86)		(81)
Hyatt Regency Hotel Jersey City	3,388		3,672		3,277
Other	121		497		(176)

Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$(1,319)		$(127)		$(6,081)

(a)	Amounts are net of amortization of basis differences of $638, $903 and $792 for the year ended December 31, 2019, 2018 and 2017, respectively.
(b)

On August 2, 2018, the Company acquired one of its equity partner's 50 percent interest and as a result, increased its ownership from 24.27 percent subordinated interest to 74.27 percent controlling interest, and ceased applying the equity method of accounting at such time

(c)

On January 31, 2019, the Company acquired one of its equity partner's 50 percent interest and as a result, increased its ownership from 24.27 percent subordinated interest to 74.27 percent controlling interest, and ceased applying the equity method of accounting at such time.

(d)

Includes $2.6 million of the Company's share of the venture's income from its annual sale of an economic tax credit certificate from the State of New Jersey to a third party. The venture has an agreement with a third party to sell it the tax credits over the next eight years for $3 million per year for a total of $24 million. The sales are subject to the venture obtaining the tax credits from the State of New Jersey and transferring the credit certificates each year.

(e)	On February 28, 2019, the Company sold its 50 percent interest to its partner and realized a gain of $0.9 million.
(f)	Includes an impairment charge of $3.7 million that the Company recorded at December 31, 2019.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	December 31,
(dollars in thousands)	2019	2018
Deferred leasing costs	$142,424	$173,822
Deferred financing costs - unsecured revolving credit facility (a)	5,559	5,356
	147,983	179,178
Accumulated amortization	(59,522)	(71,326)
Deferred charges, net	88,461	107,852
Notes receivable (b)	1,625	47,409
In-place lease values, related intangibles and other assets, net (c) (d)	86,092	89,860
Goodwill (e)	2,945	2,945
Right of use assets (f)	22,604	-
Prepaid expenses and other assets, net (g)	73,375	107,168

Total deferred charges, goodwill and other assets, net (h)	$275,102	$355,234

(a)Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of December 31, 2019 and 2018, respectively, a mortgage receivable with a balance of zero and $45.2 million (acquired in August 2017) which bore interest at 5.85 percent and was repaid in May 2019 in connection with the acquisition of 107 Morgan; and an interest-free note receivable with a net present value of $1.6 million and $2.2 million, which matures in April 2023. The Company believes this balance is fully collectible.

(c)In accordance with ASC 805, Business Combinations, the Company recognizes rental revenue of acquired above and below market lease intangibles over the terms of the respective leases. The impact of amortizing the acquired above and below-market lease intangibles increased revenue by approximately $4.3 million, $5.3 million and $7.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The following table summarizes, as of December 31, 2019, the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (dollars in thousands):

	Acquired Above-	Acquired Below-
	Market Lease	Market Lease	Total
Year	Intangibles	Intangibles	Amortization
2020	$(1,434)	$4,842	$3,408
2021	(1,197)	4,609	3,412
2022	(1,085)	4,357	3,272
2023	(961)	3,537	2,576
2024	(850)	3,069	2,219

(d)The value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases. The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $34.2 million, $17.9 million and $32.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The following table summarizes, as of December 31, 2019, the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (dollars in thousands):

Year
2020	$17,120
2021	9,278
2022	8,210
2023	6,103
2024	4,521
Thereafter	16,511
Total	$61,743

(e)All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(f)Balance recorded starting in 2019, pursuant to the Company’s adoption of ASU 2016-02 (Topic 842). This amount has a corresponding liability of $23.8 million, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Ground Lease agreements for further details.

(g)Includes as of December 31, 2019 and 2018, $28.1 million and $49.2 million, respectively, of funds available with the Company’s qualified intermediary from prior property sales proceeds.

(h)The amount as of December 31, 2019 includes $68.6 million for properties classified as discontinued operations.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2019, the Company did not have any outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk.

During March 2019, in connection with a partial paydown of the Company’s outstanding term loans, the Company terminated interest rate swaps with an aggregate notional amount of $90 million.  During June 2019, in connection with a subsequent partial paydown of the Company’s outstanding unsecured term loans, the Company terminated interest rate swaps with an aggregate notional amount of $160 million. During August 2019, in connection with a partial paydown of the Company’s outstanding unsecured term loans, the Company terminated rate swaps with an aggregate notional amount of $145 million. These paydowns resulted in the Company accelerating the reclassification of gains from other comprehensive income to earnings as a result of the hedged forecasted transactions no longer being probable to occur, amounting to $1.9 million for the year ended December 31, 2019.

During December 2019, in connection with the paydown of the remainder of the outstanding term loans, the Company terminated the remaining interest rate swaps with an aggregate notional amount of $280 million for a receipt of $36,000. Following these terminations, $25,000 was recorded in accumulated other comprehensive income and is being recorded as an adjustment to interest expense over the term of the original hedges and respective borrowings. Of the amount recorded in accumulated other comprehensive income following these terminations, $9,000 was recorded as a decrease to interest expense for the year ended December 31, 2019 and approximately $16,000 remained in accumulated other comprehensive income as of December 31, 2019.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2019, 2018 and 2017 the Company recorded ineffectiveness loss of zero, $0.2 million and $37,000, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $16,000 will be reclassified as a decrease to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2019 and 2018 (dollars in thousands):

	Fair Value
Asset Derivatives designated	December 31,
as hedging instruments	2019	2018	Balance sheet location
Interest rate swaps	$-	$10,175	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the years ending December 31, 2019, 2018 and 2017 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Reclassification for Forecasted Transactions No Longer Probable of Occurring)			Total Amount of Interest Expense presented in the consolidated statements
Year ended December 31,	2019	2018	2017		2019	2018	2017		2019	2018	2017	2019	2018	2017

Interest rate swaps	$(4,682)	$5,262	$2,869	Interest expense	$3,551	$2,944	$(2,381)	Interest and other investment income (loss)	$1,926	$(204)	$(37)	$(90,569)	$(77,346)	$(84,523)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2019, the Company did not have derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements. As of December 31, 2019, the Company has not posted any collateral related to these agreements.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	December 31,	December 31,
	2019	2018
Security deposits	$5,677	$10,257
Escrow and other reserve funds	9,900	9,664

Total restricted cash	$15,577	$19,921

7.    DISCONTINUED OPERATIONS

Following the General Partner’s 2019 Annual Meeting of Stockholders, the Board formed a Shareholder Value Committee comprised of four independent directors to review the Company’s strategic direction and make a recommendation to the full Board. On December 19, 2019, the Company announced that, based on the recommendations of the Shareholder Value Committee, the Board had determined to sell the Company’s entire suburban office portfolio totaling approximately 6.6 million square feet.  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein.

During the year ended December 31, 2019, the Company completed the sale of two of these suburban office properties, totaling 497,000 square feet, for net sales proceeds of $52.2 million.  As of December 31, 2019, the Company has identified as held for sale the remaining 35 office properties (comprised of 12 disposal groups) in the Suburban Office Portfolio, totaling 6.1 million square feet.

The Company expects to complete the sale of its remaining Suburban Office Portfolio properties in 2020, and plans to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness.  After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

The Company determined that the carrying value of 21 of the properties (comprised of six disposal groups) was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized loss allowance of $144.1 million during the year ended December 31, 2019.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Total revenues	$175,938	$164,891	$157,171
Operating and other expenses	(70,640)	(68,093)	(62,654)
Depreciation and amortization	(72,602)	(62,605)	(62,849)
Interest expense	(5,240)	(6,238)	(8,790)
Loss from early extinguishment of debt	-	(1,821)	-

Income from discontinued operations	27,456	26,134	22,878

Unrealized losses on disposition of rental property (a)	(144,090)	-	-
Realized gains on disposition of rental property (b)	7,916	-	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(136,174)	-	-

Total discontinued operations, net	$(108,718)	$26,134	$22,878

(a)Represents valuation allowances and impairment charges on properties classified as discontinued operations in 2019.

(b)See Note 3: Real Estate Transactions – Dispositions for further information regarding properties sold and related gains (losses).

8.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of December 31, 2019 and 2018 is as follows (dollars in thousands):

	December 31,	December 31,	Effective
	2019	2018	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(2,170)	(2,838)
Unamortized deferred financing costs	(1,346)	(1,848)

Total senior unsecured notes, net	$571,484	$570,314

(1)Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.  The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of December 31, 2019.

9.    UNSECURED REVOLVING CREDIT FACILITY AND TERM LOANS

On January 25, 2017, the Company entered into an amended revolving credit facility and new term loan agreement (“2017 Credit Agreement”) with a group of 13 lenders. Pursuant to the 2017 Credit Agreement, the Company refinanced its existing $600 million unsecured revolving credit facility (“2017 Credit Facility”) and entered into a new $325 million unsecured, delayed-draw term loan facility (“2017 Term Loan”). Effective March 6, 2018, the Company elected to determine its interest rate under the 2017 Credit Agreement and under the 2017 Term Loan using the defined leverage ratio option, resulting in an interest rate of London Inter Bank Offered Rate (“LIBOR”) plus 130 basis points and LIBOR plus 155 basis points, respectively.

The terms of the 2017 Credit Facility include: (1) a four year term ending in January 2021, with two six month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P, or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio.

After electing to use the defined leverage ratio to determine the interest rate, the interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the current borrowing capacity, payable quarterly in arrears, on the 2017 Credit Facility are currently based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base	Facility Fee
Total Leverage Ratio	Above LIBOR	Rate Loans	Basis Points
<45%	125.0	25.0	20.0
≥45% and <50%	130.0	30.0	25.0
≥50% and <55% (current ratio)	135.0	35.0	30.0
≥55%	160.0	60.0	35.0

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

The terms of the 2017 Term Loan included: (1) a three year term ending in January 2020, with two one year extension options; (2) multiple draws of the term loan commitments may be made within 12 months of the effective date of the 2017 Credit Agreement up to an aggregate principal amount of $325 million (subject to increase as discussed below), with no requirement to be drawn in full; provided, that, if the Company does not borrow at least 50 percent of the initial term commitment from the term lenders (i.e. 50 percent of $325 million) on or before July 25, 2017, the amount of unused term loan commitments shall be reduced on such date so that, after giving effect to such reduction, the amount of unused term loan commitments is not greater than the outstanding term loans on such date; (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a term commitment fee on any unused term loan commitment during the first 12 months after the effective date of the 2017 Credit Agreement at a rate of 0.25 percent per annum on the sum of the average daily unused portion of the aggregate term loan commitments.

On March 22, 2017, the Company drew the full $325 million available under the 2017 Term Loan. On March 29, 2017, the Company executed interest rate swap arrangements to fix LIBOR with an aggregate average rate of 1.6473% for the swaps and a then aggregate fixed rate of 3.1973% on borrowings under the 2017 Term Loan.

On August 5, 2019, the Company prepaid $45 million on the 2017 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street received on that date) and recorded a net loss of $20,000 from extinguishment of debt, as a result of a gain of $44,000 due to the early termination of part of the interest rate swap arrangements and the write off of unamortized deferred financing costs and fees of $64,000 due to the early debt prepayment. On December 18, 2019, the Company prepaid the remaining $280 million balance outstanding on the 2017 Term Loan (using borrowings under the Company’s unsecured revolving credit facility) and recorded a net loss of $153,000 from extinguishment of debt, as a result of a gain of $36,000 due to the early termination of part of the interest rate swap arrangements and the write off of unamortized deferred financing costs and fees of $189,000 due to the early debt prepayment.

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Term Loan was based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base Rate
Total Leverage Ratio	above LIBOR	Loans
<45%	145.0	45.0
≥45% and <50%	155.0	55.0
≥50% and <55% (current ratio)	165.0	65.0
≥55%	195.0	95.0

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

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which had been scheduled to mature in January 2019 with two one-year extension options. On January 7, 2019, the Company exercised the first one-year extension option with the payment of an extension fee of $0.5 million, which extended the maturity of the 2016 Term Loan to January 2020. The interest rate for the term loan is based on the Operating Partnership’s unsecured debt ratings, or, at the Company's option, a defined leverage ratio. Effective March 6, 2018, the Company elected to determine its interest rate under the 2016 Term Loan using the defined leverage ratio option, resulting in an interest rate of LIBOR plus 155 basis points. The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.28 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay

$200 million senior unsecured notes that matured on January 15, 2016.

On March 29, 2019, the Company prepaid $90 million on the 2016 Term Loan (using a portion of the cash sales proceeds from the Flex portfolio sale completed on that date) and recorded a gain from extinguishment of debt of $1.3 million due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment. On June 24, 2019, the Company prepaid $160 million on the 2016 Term Loan (primarily using the proceeds from a mortgage loan financing obtained on the recently acquired Soho Lofts Apartments) and recorded an additional gain from extinguishment of debt of $0.6 million due to the early termination of part of the interest rate swap arrangements as a result of the debt prepayment. On August 5, 2019, the Company prepaid the remaining $100 million balance outstanding on the 2016 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street received on that date), and recorded a net loss from extinguishment of debt of $78,000 as a result of a gain of $164,000 due to the early termination of part of the interest rate swap arrangements, and the write off of unamortized deferred financing costs and fees of $242,000 due to the early debt prepayments.

In summary, the Company recorded a net gain on extinguishment of debt of $1.6 million during the year ended December 31, 2019, as described above.

After electing to use the defined leverage ratio to determine interest rate, the interest rate under the 2016 Term Loan was based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145.0
≥45% and <50%	155.0
≥50% and <55% (current ratio)	165.0
≥55%	195.0

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility as of December 31, 2019.

As of December 31, 2019 and 2018, the Company’s unsecured credit facility and term loans totaled $329.0 million and $790.9 million, respectively, and were comprised of: $329.0 million of outstanding borrowings under its unsecured revolving credit facility, with no outstanding term loans as of December 31, 2019; and $117 million of outstanding borrowings under its unsecured revolving credit facility, $350.0 million from the 2016 Term Loan and $323.9 million from the 2017 Term Loan (net of unamortized deferred financing costs of $1.1 million) as of December 31, 2018.

10.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of December 31, 2019, 19 of the Company’s properties, with a total carrying value of approximately $2.9 billion and four of the Company’s land and development projects, with a total carrying value of approximately $381 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of December 31, 2019.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2019 and 2018 is as follows (dollars in thousands):

		Effective	December 31,	December 31,
Property/Project Name	Lender	Rate (a)	2019	2018	Maturity
Park Square (b)	Wells Fargo Bank N.A.	LIBOR+1.87%	$-	$25,167	-
Alterra I & II (c)	Capital One/FreddieMac	3.85%	-	100,000	-
The Chase at Overlook Ridge (c)	New York Community Bank	3.74%	-	135,750	-
Monaco (d)	The Northwestern Mutual Life Insurance Co.	3.15%	166,752	168,370	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	3,934	4,000	12/01/21
Port Imperial 4/5 Hotel (e)	Fifth Third Bank	LIBOR+3.40%	74,000	73,350	04/09/22
Chase III (f)	Fifth Third Bank	LIBOR+2.50%	24,064	-	05/16/22
Port Imperial South 9 (g)	Bank of New York Mellon	LIBOR+2.13%	11,615	-	12/19/22
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Short Hills Residential (h)	People's United Bank	LIBOR+2.15%	9,431	-	03/26/23
250 Johnson (i)	Nationwide Life Insurance Company	3.74%	43,000	41,769	08/01/24
Liberty Towers (j)	American General Life Insurance Company	3.37%	232,000	-	10/01/24
The Charlotte (k)	QuadReal Finance	LIBOR+2.70%	5,144	-	12/01/24
Portside 5/6	New York Life Insurance Company	4.56%	97,000	97,000	03/10/26
Marbella	New York Life Insurance Company	4.17%	131,000	131,000	08/10/26
Marbella II (l)	New York Life Insurance Company	4.29%	117,000	-	08/10/26
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Worcester	MUFG Union Bank	LIBOR+1.84%	63,000	56,892	12/10/26
Short Hills Portfolio (m)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Port Imperial South 11	The Northwestern Mutual Life Insurance Co.	4.52%	100,000	100,000	01/10/29
Soho Lofts (n)	New York Community Bank	3.77%	160,000	-	07/01/29
Riverwatch Commons (n)	New York Community Bank	3.79%	30,000	-	07/01/29
111 River St.	Athene Annuity and Life Company	3.90%	150,000	-	09/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.85%	32,600	32,600	12/01/29

Principal balance outstanding			1,925,038	1,440,396
Unamortized deferred financing costs			(17,004)	(8,998)

Total mortgages, loans payable and other obligations, net			$1,908,034	$1,431,398

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On January 16, 2019, the loan was repaid using proceeds from the disposition of Park Square.
(c)	This mortgage was assumed by the buyer upon the Company's disposition of the properties on October 23, 2019, which was a non-cash transaction.
(d)

This mortgage loan, which includes unamortized fair value adjustment of $1.8 million as of December 31, 2019, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers.

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

(f)	This construction loan has a maximum borrowing capacity of $62 million and provides, subject to certain conditions, one 18-month extension option with a fee of 25 basis points.
(g)	This construction loan has a maximum borrowing capacity of $92 million and provides, subject to certain conditions, one one-year extension option with a fee of 15 basis points.
(h)	This construction loan has a maximum borrowing capacity of $64 million and provides, subject to certain conditions, one 18-month extension option with a fee of 30 basis points
(i)	On July 29, 2019, the Company repaid the construction loan from the proceeds of a new $43 million mortgage loan that matures on August 1, 2024.
(j)	In January 2020, the Company increased the size of the loan on Liberty Towers to $265 million, generating $33 million of additional proceeds.
(k)

This construction loan has a LIBOR floor of 2.0 percent, has a maximum borrowing capacity of $300 million and provides, subject to certain conditions, one one-year extension option with a fee of 25 basis points.

(l)

On January 31, 2019, the Company acquired the majority equity partner's 50 percent interest. Concurrently with the closing, the joint venture repaid in full the property's $74.7 million mortgage loan and obtained a new loan in the amount of $117 million.

(m)	Properties, which are collateral for this mortgage loan, were classified as held for sale as of December 31, 2019.
(n)	Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments for the Company’s senior unsecured notes (see Note 8), unsecured revolving credit facility and term loan (see Note 9) and mortgages, loans payable and other obligations (See Note 10) as of December 31, 2019 are as follows (dollars in thousands):

	Scheduled	Principal
Period	Amortization	Maturities	Total
2020	$569	$-	$569
2021	591	497,800	498,391
2022	550	409,678	410,228
2023	2,323	343,429	345,752
2024	3,927	280,144	284,071
2025	3,799	-	3,799
Thereafter	14,701	1,269,774	1,284,475
Sub-total	26,460	2,800,825	2,827,285
Adjustment for unamortized debt
discount/premium, net
December 31, 2019	(2,170)	-	(2,170)
Unamortized mark to market	1,752	-	1,752
Unamortized deferred financing costs	(18,349)	-	(18,349)

Totals	$7,693	$2,800,825	$2,808,518

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2019, 2018 and 2017 was $108,277,000 (of which $1,278,000 pertained to properties classified as discontinued operations) $97,744,000 and $103,559,000, respectively. Interest capitalized by the Company for the years ended December 31, 2019, 2018 and 2017 was $19,325,000, $27,047,000, and $20,240,000, respectively (which amounts included $1,339,000, $816,000 and $1,056,000 for the years ended December 31, 2019, 2018 and 2017, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of December 31, 2019, the Company’s total indebtedness of $2,808,518,000 (weighted average interest rate of 3.81 percent) was comprised of $509,656,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.54 percent) and fixed rate debt and other obligations of $2,298,862,000 (weighted average rate of 3.87 percent).

As of December 31, 2018, the Company’s total indebtedness of $2,792,651,000 (weighted average interest rate of 3.89 percent) was comprised of $309,705,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.90 percent) and fixed rate debt and other obligations of $2,482,946,000 (weighted average rate of 3.76 percent).

11.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2019, 2018 and 2017 was $773,000, $886,000 and $1,055,000, respectively.

12.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2019 and 2018. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2019 and 2018.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,791,629,000 and $2,711,712,000 as compared to the book value of approximately $2,808,517,000 and $2,792,651,000 as of December 31, 2019 and 2018, respectively. The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The fair value measurements used in the evaluation of the Company’s rental properties are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include, but are not limited to, estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, third party broker information and information from potential buyers, as applicable.

Valuations of real estate identified as held for sale are based on estimated sale prices, net of estimated selling costs, of such property. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of unobservable assumptions/inputs, including but not limited to the Company’s estimates of future and stabilized cash flows, market capitalization rates and discount rates, if applicable. For developable land, an estimated per-unit market value assumption is also considered based on development rights for the land.

As of December 31, 2019, examples of these inputs and assumptions included:

	Primary Valuation	Unobservable	Location	Range of
Description	Techniques	Inputs	Type	Rates
Office properties held for sale on which the Company recognized impairment losses	Discounted cash flows	Discount rates	Suburban	7.5% - 9.6%
		Exit Capitalization rates	Suburban	7.5% - 9%
		Market rental rates	Suburban	$26.00 - $50.00

Land properties held for sale on which the Company recognized impairment losses	Developable units and market rate per unit	Market rates per residential unit	Suburban	$26,500 - $35,000
		Market rates per square foot	Suburban	$15.00 - $25.00

The Company identified 35 office properties (comprised of 12 disposal groups), a retail pad leased to others and several developable land parcels as held for sale as of December 31, 2019 with an aggregate carrying value of $966 million. The Company determined that the carrying value of 21 of the properties (comprised of six disposal groups) and several land parcels was not expected to be recovered from estimated net sales proceeds and accordingly during the year ended December 31, 2019 recognized an unrealized loss allowance of $174.1 million ($137.9 million of which are from discontinued operations) for the properties and land and other impairments of $32.4 million.

The Company owned two separate developable land parcels in Conshohocken and Bala Cynwyd, Pennsylvania, that were being considered for development into multi-family rental properties. During the fourth quarter 2018, the Company changed its plans regarding pursuing development in Pennsylvania and made the decision to pursue selling the land parcels as opposed to development. Due to the shortening of the expected period of ownership, the Company determined that the carrying value of the land parcels was impaired and recorded an adjustment to its carrying value to their estimated fair value and recorded land impairments charges of $24.6 million at December 31, 2018. As a result of its periodic evaluation of the recoverability of the carrying value, the Company recorded additional land impairment charges of $2.7 million in the year ended December 31, 2019.

The Company identified as held for sale six office properties and a 159 unit multi-family rental property as of December 31, 2018 with an aggregate carrying value of $108.8 million. The total estimated sales proceeds from the sales were expected to be approximately $124 million. The Company determined that the carrying value of four of these properties was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $20.1 million during the year ended December 31, 2018.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2019 and 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

13.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $49.5 million. The PILOT totaled $1.1 million, $1.1 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $170.9 million. The PILOT totaled $4.4 million, $4.4 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which commenced initial operation in December 2018. The annual PILOT is equal to two percent of Total Project Costs, as defined therein. The PILOT totaled $2.2 million for the year ended December 31, 2019.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein. The PILOT totaled $1.0 million for the year ended December 31, 2019.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022. The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration. The PILOT totaled $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues, as defined. The PILOT totaled $2.1 million and $2.4 million for the years ended December 31, 2019, 2018, and $1.6 million for the period from acquisition (April 2017) through December 31, 2017, respectively.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein. The PILOT totaled $1.4 million for the period from acquisition (January 31, 2019) through December 31, 2019.

The Port Imperial South 9 development project agreement with the City of Weehawken is for a term of 25 years following substantial completion, which is anticipated to occur in the fourth quarter 2020. The annual PILOT is equal to 11 percent of gross revenue for years

1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined therein.

The Port Imperial South Park Parcel development project agreement with the Township of Weehawken is for a term of 25 years following substantial completion. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2019, are as follows (dollars in thousands):

As of December 31, 2019
Year	Amount
2020	$1,750
2021	1,750
2022	1,750
2023	1,756
2024	1,776
2025 through 2098	154,722
Total lease payments	163,504
Less: imputed interest	(139,748)

Total	$23,756

As of December 31, 2018
Year	Amount
2019	$2,470
2020	2,491
2021	2,491
2022	2,491
2023	2,491
2024 through 2098	210,117

Total	$222,551

Ground lease expense incurred by the Company during the years ended December 31, 2019, 2018 and 2017 amounted to $2.6 million, $2.3 million and $2.6 million, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $23.8 million at December 31, 2019 for five ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 5.637 percent to 7.618 percent for the remaining ground lease terms ranging from 6.25 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $67.8 million have been incurred through December 31, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $50.9 million as of December 31, 2019, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan.

The Company is developing a 326-unit multi-family project known as Chase III at Overlook Ridge in Malden, Massachusetts, which began construction in third quarter 2018. The construction project, which is estimated to cost $100.7 million, of which $64.3 million have been incurred through December 31, 2019, is expected to be ready for initial occupancy in the first quarter 2020. The Company has funded $38.7 million as of December 31, 2019, and the remaining construction costs are expected to be funded primarily from a $62 million construction loan.

The Company is developing a 198-unit multi-family project known as The Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $50.4 million have been incurred through December 31, 2019, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $35.4 million of the construction costs, and the remaining construction costs are expected to be funded primarily from a $64 million construction loan.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $151.9 million have been incurred through December 31, 2019, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $169.5 million of the construction costs of which the Company has funded $122.5 million as of December 31, 2019, and the remaining construction costs are expected to be funded primarily from a newly obtained $300 million construction loan.

EXECUTIVE EMPLOYMENT AGREEMENTS

On March 13, 2019, the General Partner entered into a new executive employment agreement, dated as of March 13, 2019 (the “DeMarco Employment Agreement”), with Michael J. DeMarco, the Company’s Chief Executive Officer, effective as of January 1, 2019. The DeMarco Employment Agreement replaces Mr. DeMarco’s previous employment agreement with the Company, the term of which expired on December 31, 2018, and is effective as of January 1, 2019. The DeMarco Employment Agreement has been approved by the Board of Directors of the General Partner. Pursuant to the DeMarco Employment Agreement, Mr. DeMarco will serve as the Chief Executive Officer of the Company until December 31, 2022 (the “Term”), unless Mr. DeMarco’s employment is earlier terminated in accordance with the DeMarco Employment Agreement. Pursuant to the DeMarco Employment Agreement, Mr. DeMarco will be entitled to the following compensation and benefits:

•an annual base salary of $800,000 (which is the same amount as Mr. DeMarco’s base salary for 2018), subject to potential annual merit increases (but not decreases);

•a threshold bonus opportunity of 75% of Mr. DeMarco’s then current annual base salary, a target annual bonus opportunity of 150% of his then current annual base salary, and a maximum bonus opportunity of 250% of his then current annual base salary, to be determined based on attainment of performance criteria for each fiscal year to be determined by the Board of Directors or the Compensation Committee; and

•the grant of 625,000 AO LTIP Units of limited partnership interests in the Operating Partnership (the “AO LTIP Units”),which have the terms and conditions set forth in the AO LTIP award agreement and shall vest based on satisfaction of certain conditions relating to the closing price of shares of the Common Stock. See Note 16: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty LP’s Partners’ Capital – AO LTIP Units.

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

In the event of a termination of Mr. DeMarco’s employment without “Cause” or by Mr. DeMarco for “Good Reason” during the Term or thereafter during a “Change in Control Period” (each as defined in the DeMarco Employment Agreement), subject to Mr. DeMarco signing a release in customary form, he will be entitled to the same benefits in the event of a termination due to death or disability, plus a lump sum cash payment equal to (i) if such termination occurs during the Term and not during a Change in Control Period, 2.0 times the sum of (x) his annual base salary immediately prior to the termination date and (y) his target bonus for the year during which termination occurs, or (ii) if such termination occurs during or after the expiration of the Term and during a Change in Control Period, 3.0 times the sum of (x) his annual base salary immediately prior to the termination date and (y) his target bonus for the year during which termination occurs. In addition, Mr. DeMarco will be entitled to COBRA coverage premiums for up to 18 months after such termination. Pursuant to the DeMarco Employment Agreement, Mr. DeMarco will be subject to certain restrictive covenants, including noncompetition and non-solicitation covenants during the period of his employment with the Company and for 12 months after termination of his employment in circumstances in which he is entitled to receive severance benefits under the DeMarco Employment Agreement. The DeMarco Employment Agreement includes customary provisions relating to confidentiality, return of Company documents and property upon termination of employment, and certain other matters.

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

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of December 31, 2019, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 27 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of December 31, 2019, with an aggregate carrying value of approximately $1.9 billion, are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at December 31, 2019 are as follows (dollars in thousands):

As of December 31, 2019
Year	Amount
2020	$115,418
2021	107,027
2022	103,417
2023	99,544
2024	88,082
2025 and thereafter	488,305

Total	$1,001,793

As of December 31, 2018
Year	Amount
2019	$314,708
2020	306,559
2021	284,120
2022	258,076
2023	220,533
2024 and thereafter	923,061

Total	$2,307,057

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

On June 26, 2019, the Company, RRT, RRLP, certain other affiliates of the Company and Rockpoint entered into an additional preferred equity investment agreement (the “Add On Investment Agreement”). The closing under the Add On Investment Agreement occurred on June 28, 2019. Pursuant to the Add On Investment Agreement, Rockpoint invested an additional $100 million in Preferred Units and the Company and RRT agreed to contribute to RRLP two additional properties located in Jersey City, New Jersey. In addition, Rockpoint has a right of first refusal to invest another $100 million in Preferred Units in the event RRT determines that RRLP requires additional capital prior to March 1, 2023 and, subject thereto, RRLP may issue up to approximately $154 million in Preferred Units to RRT or an affiliate so long as at the time of such funding RRT determines in good faith that RRLP has a valid business purpose to use such proceeds. Included in general and administrative expenses for the year ended December 31, 2019 were $371,000 in fees associated with the modifications of the Original Investment Agreement, which were made upon signing of the Add On Investment Agreement.

Under the terms of the new transaction with Rockpoint, the cash flow from operations of RRLP will be distributable to Rockpoint and RRT as follows:

•first, to provide a 6% annual return to Rockpoint and RRT on their capital invested in Preferred Units (the “Preferred Base Return”);

•second, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a 6% annual return (the “RRT Base Return”) on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future; and

•third, pro rata to Rockpoint and RRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at December 31, 2019, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units).

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

•fifth, pro rata to Rockpoint and RRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at December 31, 2019, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units); and

•sixth, to Rockpoint and RRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to RRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at December 31, 2019, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to RRT in respect of Preferred Units and 87.728% to RRT in respect of Common Units).

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

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of December 31, 2019. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $490 million as of December 31, 2019.

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

The following table sets forth the changes in Redeemable noncontrolling interests for the year ended December 31, 2019 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2019	$52,324	$278,135	$330,459
Redeemable Noncontrolling Interests Issued (net of new
issuance costs of $1.5 million)	-	143,450	143,450
Net	52,324	421,585	473,909
Income Attributed to Noncontrolling Interests	1,820	20,795	22,615
Distributions	(1,820)	(20,795)	(22,615)
Redemption Value Adjustment (including value adjustment
attributable to Add On Investment Agreement)	-	29,473	29,473
Redeemable noncontrolling interests as of December 31, 2019	$52,324	$451,058	$503,382

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2018	$52,324	$159,884	$212,208
Redeemable Noncontrolling Interests Issued	-	105,000	105,000
Net	52,324	264,884	317,208
Income Attributed to Noncontrolling Interests	1,820	12,159	13,979
Distributions	(1,820)	(12,159)	(13,979)
Redemption Value Adjustment	-	13,251	13,251
Redeemable noncontrolling interests as of December 31, 2018	$52,324	$278,135	$330,459

16.    MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY AND MACK-CALI REALTY, L.P.’S PARTNERS’ CAPITAL

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

Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital consisting of common units in the Operating Partnership held by the General Partner, and (b) Limited Partners’ capital consisting of common units and LTIP units held by the limited partners. See Note 17: Noncontrolling Interests in Subsidiaries.

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”). The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of December 31, 2019, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million. Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2017 ($17.31)	800,000	$17.31	$9,368
Granted, Lapsed or Cancelled	-	-
Outstanding at December 31, 2017 ($17.31)	800,000	$17.31	3,400
Granted, Lapsed or Cancelled	-	-
Outstanding at December 31, 2018	800,000	$17.31	1,824
Granted, Lapsed or Cancelled	-	-
Outstanding at December 31, 2019 ($17.31)	800,000	$17.31	$4,656
Options exercisable at December 31, 2019	800,000
Available for grant at December 31, 2019	709,246

There were no stock options exercised under any stock option plans for the years ended December 31, 2019, 2018 and 2017. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of December 31, 2019 and 2018, the stock options outstanding had a weighted average remaining contractual life of approximately 5.4 years and 6.4 years, respectively.

The Company recognized stock options expense of zero, $193,000 and $464,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The weighted average fair value of the AO LTIP Units granted during the year ended December 31, 2019 was $3.98 per AO LTIP Unit. The fair value of each AO LTIP Unit grant is estimated on the date of grant using the Monte Carlo method. The following weighted average assumptions are included in the Company’s fair value calculations of AO LTIP Units granted during the year ended December 31, 2019:

AO LTIP
Units
Expected life (in years)	5.5 - 6.0
Risk-free interest rate	2.6%
Volatility	29.0%
Dividend yield	3.5%

As of December 31, 2019, the Company had $2.0 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 3.2 years. The Company recognized AO LTIP unit expense of $498,000 and zero for the years ended December 31, 2019 and 2018, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one to seven-year vesting period, of which 42,690 unvested shares were legally outstanding at December 31, 2019. Vesting of the Restricted Stock Awards is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2017	145,278	$21.76
Granted	59,985	27.00
Vested	(95,009)	20.73
Forfeited	(1,936)	25.83
Outstanding at December 31, 2017	108,318	$25.49
Granted	40,185	20.16
Vested	(72,502)	25.33
Forfeited	(8,712)	25.83
Outstanding at December 31, 2018	67,289	$22.43
Granted	42,690	21.08
Vested	(65,353)	22.34
Cancelled	(1,936)	25.83
Outstanding at December 31, 2019	42,690	$21.08

As of December 31, 2019, the Company had $0.8 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.4 years.

PERFORMANCE SHARE UNITS

On June 5, 2015, in connection with the new executive employment agreements signed at that time, the Company granted a total of 112,651.64 performance share units (“PSUs”) which was to vest from 0 to 150 percent of the number of PSUs granted based on the Company’s total shareholder return relative to a peer group of equity office REITs over a three year performance period starting from the grant date, each PSU evidencing the right to receive a share of the General Partner’s common stock upon vesting. The PSUs were also entitled to the payment of dividend equivalents in respect of vested PSUs in the form of additional PSUs. The PSUs were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value on the grant date, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.

The PSUs vested at 100 percent on June 5, 2018 based on the calculation of the achievement of the Company’s total shareholder return, for which shares of the General Partner’s common stock were issued under the 2013 Plan.

As of December 31, 2019, the Company had no unrecognized compensation cost as there are no unvested PSUs outstanding under the Company’s stock compensation plans.

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

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a Common Unit, but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2017 TBV LTIP Units, 2018 LTIP TBV Units and 2019 LTIP TBV Units or the end of the measurement period for the 2017 PBV LTIP Units, 2018 LTIP PBV Units and 2019 LTIP PBV Units, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a Common Unit.

As a result of targets not being achieved or management and other personnel changes during the year ended December 31, 2019, the employees forfeited and cancelled 354,422 2016 LTIP Awards, 1,792 2017 LTIP Awards and 3,540 2018 LTIP Awards. As of December 31, 2019, a total of 11,155 2016 PBV LTIP Units, 79,266 2016 TBV LTIP Units, 390,654 2017 PBV LTIP Units, 80,434 2017 TBV LTIP Units, 629,252 2018 PBV LTIP Units, 193,217 2018 TBV LTIP Units, 392,476 2019 PBV LTIP Units and 173,147 2019 TBV LTIP Units, net of LTIP Units forfeited and cancelled, were outstanding. The LTIP Units were valued in accordance with ASC 718 – Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of December 31, 2019, the Company had $12.3 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS

The Amended and Restated Deferred Compensation Plan for Directors, which commenced January 1, 1999, allows non-employee directors of the Company to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors’ termination of service from the Board of Directors or a change in control of the Company, as defined in the plan. Pursuant to the termination of service of five directors from the Board of Directors on June 12, 2019, the Company converted 193,949 deferred stock units into shares of common stock. Deferred stock units are credited to each director quarterly using the closing price of the Company’s common stock on the applicable dividend record date for the respective quarter. Each participating director’s account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During the years ended December 31, 2019, 2018 and 2017, 14,337, 26,620 and 19,728 deferred stock units were earned, respectively. As of December 31, 2019 and 2018, there were 59,899 and 236,383 deferred stock units outstanding, respectively.

EARNINGS PER SHARE/UNIT

Basic EPS or EPU excludes dilution and is computed by dividing net income available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period. Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In the calculation of basic and diluted EPS and EPU, a redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders or unitholders is included in the calculation to arrive at the numerator of net income (loss) available to common shareholders or unitholders.

The following information presents the Company’s results for the years ended December 31, 2019, 2018 and 2017 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Year Ended December 31,
Computation of Basic EPS	2019	2018	2017
Income from continuing operations	$252,554	$80,267	$10,840
Add (deduct): Noncontrolling interests in consolidated joint ventures	3,904	1,216	1,018
Add (deduct): Noncontrolling interests in Operating Partnership	(23,685)	(6,866)	(341)
Add (deduct): Redeemable noncontrolling interests	(22,615)	(13,979)	(8,840)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(25,885)	(11,425)	(17,951)
Income (loss) from continuing operations available to common shareholders	184,273	49,213	(15,274)
Income (loss) from discontinued operations available to common shareholders	(98,297)	23,473	20,508
Net income (loss) available to common shareholders for basic earnings per share	$85,976	$72,686	$5,234

Weighted average common shares	90,557	90,388	90,005

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$2.03	$0.54	$(0.17)
Income (loss) from discontinued operations available to common shareholders	(1.08)	0.26	0.23
Net income (loss) available to common shareholders	$0.95	$0.80	$0.06

	Year Ended December 31,
Computation of Diluted EPS	2019	2018	2017
Net income (loss) from continuing operations available to common shareholders	$184,273	$49,213	$(15,274)
Add (deduct): Noncontrolling interests in Operating Partnership	23,685	6,866	341
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(2,855)	(1,296)	(2,074)
Income (loss) from continuing operations for diluted earnings per share	205,103	54,783	(17,007)
Income (loss) from discontinued operations for diluted earnings per share	(108,718)	26,134	22,878
Net income (loss) available for diluted earnings per share	$96,385	$80,917	$5,871

Weighted average common shares	100,689	100,724	100,703

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$2.03	$0.54	$(0.17)
Income (loss) from discontinued operations available to common shareholders	(1.08)	0.26	0.23
Net income (loss) available to common shareholders	$0.95	$0.80	$0.06

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Year Ended December 31,
	2019	2018	2017
Basic EPS shares	90,557	90,388	90,005
Add: Operating Partnership – common and vested LTIP units	9,963	10,246	10,405
Restricted Stock Awards	-	-	40
Stock Options	169	90	253
Diluted EPS Shares	100,689	100,724	100,703

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 because the criteria had not been met for the period. Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in 2019 and 2018 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of December 31, 2019, 2018 and 2017 were 1,826,331, 1,707,106 and 1,230,877, respectively. Unvested restricted stock outstanding as of December 31, 2019, 2018 and 2017 were 42,690, 67,289 and 95,801 shares, respectively. Unvested AO LTIP Units outstanding as of December 31, 2019 were 625,000.

Dividends declared per common share for the years ended December 31, 2019, 2018 and 2017 was $0.80, $0.80 and $0.75 per share, respectively.

Mack-Cali Realty, L.P.:

	Year Ended December 31,
Computation of Basic EPU	2019	2018	2017
Income from continuing operations	$252,554	$80,267	$10,840
Add (deduct): Noncontrolling interests in consolidated joint ventures	3,904	1,216	1,018
Add (deduct): Redeemable noncontrolling interests	(22,615)	(13,979)	(8,840)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(28,740)	(12,721)	(20,025)
Income (loss) from continuing operations available to unitholders	205,103	54,783	(17,007)
Income (loss) from discontinued operations available to unitholders	(108,718)	26,134	22,878
Net income (loss) available to common unitholders for basic earnings per unit	$96,385	$80,917	$5,871

Weighted average common units	100,520	100,634	100,410

Basic EPU:
Income (loss) from continuing operations available to unitholders	$2.03	$0.54	$(0.17)
Income (loss) from discontinued operations available to unitholders	(1.08)	0.26	0.23
Net income (loss) available to common unitholders for basic earnings per unit	$0.95	$0.80	$0.06

	Year Ended December 31,
Computation of Diluted EPU	2019	2018	2017
Net income (loss) from continuing operations available to common unitholders	$205,103	$54,783	$(17,007)
Income (loss) from discontinued operations for diluted earnings per unit	(108,718)	26,134	22,878
Net income (loss) available to common unitholders for diluted earnings per unit	$96,385	$80,917	$5,871

Weighted average common unit	100,689	100,724	100,703

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$2.03	$0.54	$(0.17)
Income (loss) from discontinued operations available to common unitholders	(1.08)	0.26	0.23
Net income (loss) available to common unitholders	$0.95	$0.80	$0.06

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Year Ended December 31,
	2019	2018	2017
Basic EPU units	100,520	100,634	100,410
Add: Restricted Stock Awards	-	-	40
Add: Stock Options	169	90	253
Diluted EPU Units	100,689	100,724	100,703

Contingently issuable shares under the PSU Awards were excluded from the denominator in 2017 because the criteria had not been met for the period. Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in2019 and 2018 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of December 31, 2019, 2018 and 2017 were 1,826,331, 1,707,106 and 1,230,877, respectively. Unvested restricted stock outstanding as of December 31, 2019, 2018 and 2017 were 42,690, 67,289 and 95,801 shares, respectively. Unvested AO LTIP Units outstanding as of December 31, 2019 were 625,000.

Distributions declared per common unit for the years ended December 31, 2019, 2018 and 2017 was $0.80, $0.80 and $0.75 per unit, respectively.

17.    NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) common units (“Common Units”) and LTIP units in the Operating Partnership, held by parties other than the General Partner (“Limited Partners”), and (ii) interests in consolidated joint ventures for the portion of such ventures not owned by the Company.

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2019, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $1.8 million as of December 31, 2019.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)

Common Units

On March 29, 2019, 301,638 Common Units were redeemed by the Company at their fair market value of $6.6 million as payment received for two of the properties disposed of in the Flex portfolio. During the year ended December 31, 2019, the Company also redeemed for cash 364,280 common units at their fair market value of $7.8 million.

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

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 4, 2017, the Company granted 2017 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 20, 2018, the Company granted 2018 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On March 22, 2019, the Company granted 2019 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. All of the 2016 LTIP Awards, 2017 LTIP Awards, 2018 LTIP Awards and 2019 LTIP Awards are in the form of units in the Operating Partnership. See Note 16: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital – Long-Term Incentive Plan Awards.

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

AO LTIP Units (Appreciation-Only LTIP Units)

On March 13, 2019, the Company granted 625,000 AO LTIP Units to Mr. DeMarco pursuant to the AO Long-Term Incentive Plan

Award Agreement. See Note 16: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital – AO LTIP Units (Appreciation-Only LTIP Units).

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP units in the Operating Partnership for the years ended December 31, 2019, 2018 and 2017:

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2017	10,488,105	657,373
Redemption of common units for shares of common stock	(148,662)	-
Issuance of units	99,412	578,323
Cancellation of units	-	(4,819)
Balance at December 31, 2017	10,438,855	1,230,877
Redemption of common units for shares of common stock	(264,570)	-
Issuance of LTIP units	-	864,024
Vested LTIP units	55,064	(55,064)
Cancellation of units	-	(332,731)
Balance at December 31, 2018	10,229,349	1,707,106
Redemption of common units for shares of common stock	(38,011)	-
Redemption of common units	(665,918)	-
Issuance of LTIP units	-	565,623
Conversion of vested LTIP units to common units	18,438	-
Vested LTIP units	68,206	(86,644)
Cancellation of unvested LTIP units	-	(359,754)

Balance at December 31, 2019	9,612,064	1,826,331

Noncontrolling Interests Ownership in Operating Partnership

As of December 31, 2019 and 2018, the noncontrolling interests common unitholders owned 9.6 percent and 10.2 percent of the Operating Partnership, respectively.

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

18.    SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio. The Company’s multi-family services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the years ended December 31, 2019, 2018 and 2017. The Company had no long lived assets in foreign locations as of December 31, 2019 and 2018. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate, and multi-family real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the years ended December 31, 2019, 2018 and 2017, and selected asset information as of December 31, 2019 and 2018 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
2019	$178,699	$170,833	$1,403	$350,935
2018	251,477	113,805	432	365,714
2017	365,053	90,654	3,323	459,030

Total operating and
interest expenses (a):
2019	$78,454	$89,512	$127,425	$295,391
2018	115,345	70,279	98,549	284,173
2017	175,401	63,590	85,873	324,864

Equity in earnings (loss) of
unconsolidated joint ventures:
2019	$(1,194)	$(125)	$-	$(1,319)
2018	2,319	(2,446)	-	(127)
2017	1,644	(7,725)	-	(6,081)

Net operating income (loss) (b):
2019	$99,051	81,196	(126,022)	54,225
2018	138,451	41,080	(98,117)	81,414
2017	191,296	19,339	(82,550)	128,085

Total assets:
2019	$2,178,321	$3,079,409	$35,068	$5,292,798
2018	2,687,178	2,260,497	112,969	5,060,644

Total long-lived assets (c):
2019	$1,947,053	$2,812,306	$3,834	$4,763,193
2018	2,413,696	1,973,826	33,157	4,420,679

Total investments in
unconsolidated joint ventures:
2019	$7,367	$201,724	$-	$209,091
2018	13,699	218,771	280	232,750

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

(d)Segment assets and operations were owned through a consolidated variable interest entity commencing in February 2018, and which also include the Company’s consolidated hotel operations.

(e)Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense), as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net operating income	$54,225	$81,414	$128,085
Add (deduct):
Depreciation and amortization	(132,016)	(112,244)	(142,319)
Property impairments	-	-	-
Land impairments	(32,444)	(24,566)	-
Gain on change of control of interests	13,790	14,217	-
Realized gains (losses) and unrealized losses on disposition of
rental property, net	345,926	99,436	2,364
Gain on disposition of developable land	522	30,939	-
Gain on sale of investment in unconsolidated joint venture	903	-	23,131
Gain (loss) from extinguishment of debt, net	1,648	(8,929)	(421)
Income (loss) from continuing operations	252,554	80,267	10,840
Discontinued operations
Income from discontinued operations	27,456	26,134	22,878
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(136,174)	-	-
Total discontinued operations, net	(108,718)	26,134	22,878
Net income	143,836	106,401	33,718
Noncontrolling interests in consolidated joint ventures	3,904	1,216	1,018
Noncontrolling interests in Operating Partnership	(23,685)	(6,866)	(341)
Noncontrolling interest in discontinued operations	10,421	(2,661)	(2,370)
Redeemable noncontrolling interests	(22,615)	(13,979)	(8,840)
Net income available to common shareholders	$111,861	$84,111	$23,185

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net operating income	$54,225	$81,414	$128,085
Add (deduct):
Depreciation and amortization	(132,016)	(112,244)	(142,319)
Property impairments	-	-	-
Land impairments	(32,444)	(24,566)	-
Gain on change of control of interests	13,790	14,217	-
Realized gains (losses) and unrealized losses on disposition of
rental property, net	345,926	99,436	2,364
Gain on disposition of developable land	522	30,939	-
Gain on sale of investment in unconsolidated joint venture	903	-	23,131
Gain (loss) from extinguishment of debt, net	1,648	(8,929)	(421)
Income (loss) from continuing operations	252,554	80,267	10,840
Discontinued operations
Income from discontinued operations	27,456	26,134	22,878
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(136,174)	-	-
Total discontinued operations, net	(108,718)	26,134	22,878
Net income	143,836	106,401	33,718
Noncontrolling interests in consolidated joint ventures	3,904	1,216	1,018
Redeemable noncontrolling interests	(22,615)	(13,979)	(8,840)
Net income (loss) available to common unitholders	$125,125	$93,638	$25,896

19.    RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the General Partner, David S. Mack, a former director of the General Partner, and Earle I. Mack, a former director of the General Partner, are the executive officers, directors and stockholders of a corporation that leases 5,930 square feet at one of the Company’s office properties, which is scheduled to expire in January 2025. The corporation previously leased approximately 7,034 square feet at another one of the Company’s office properties (the Company disposed of this property in January 2019). The Company has recognized $18,000, $193,000 and $187,000 in revenue under these leases for the years ended December 31, 2019, 2018 and 2017, respectively, and had no accounts receivable from the corporation as of December 31, 2019 and 2018.

The adult children of Marshall Tycher, Chairman of RRT, own minority equity interests in a vendor to the Company. Additionally, Mr. Tycher’s son-in-law is an employee of the vendor. The Company recognized $120,000 and $148,000 in expense for this vendor during the years ended December 31, 2019 and 2018, respectively, and had no accounts payable to this vendor as of December 31, 2019 and 2018, respectively.

Certain executive officers of RRT and/or their family members (“RG”) directly or indirectly hold small noncontrolling interests in a certain consolidated joint venture. Additionally, the Company earned $674,000, $1,114,000, and $1,873,000 from entities in which RG has ownership interests for the years ended December 31, 2019, 2018 and 2017, respectively.

20.    CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

Mack-Cali Realty Corporation

The following summarizes the condensed quarterly financial information for the Company (dollars in thousands):

Quarter Ended 2019	December 31	September 30	June 30	March 31
Total revenues	$86,673	$87,391	$86,605	$90,266
Net income (loss)	$(55,408)	$(56,021)	$(20,329)	$275,594
Net income (loss) available to common shareholders	$(54,652)	$(55,928)	$(22,054)	$244,495
		`
Basic earnings per common share:
Income from continuing operations	$0.53	$(0.64)	$(0.45)	$2.59
Discontinued operations	(1.17)	(0.01)	0.02	0.08
Net income (loss) available to common shareholders	$(0.64)	$(0.65)	$(0.43)	$2.67

Diluted earnings per common share:
Income from continuing operations	$0.53	$(0.64)	$(0.45)	$2.58
Discontinued operations	(1.17)	(0.01)	0.02	0.08
Net income (loss) available to common shareholders	$(0.64)	$(0.65)	$(0.43)	$2.66

Quarter Ended 2018	December 31	September 30	June 30	March 31
Total revenues	$90,277	$90,951	$86,207	$98,279
Net income (loss)	$52,523	$1,689	$1,501	$50,688
Net income (loss) available to common shareholders	$43,804	$(1,478)	$(1,251)	$43,036
		`
Basic earnings per common share:
Income from continuing operations	$0.37	$(0.12)	$(0.13)	$0.42
Discontinued operations	0.08	0.07	0.08	0.03
Net income (loss) available to common shareholders	$0.45	$(0.05)	$(0.05)	$0.45

Diluted earnings per common share:
Income from continuing operations	$0.37	$(0.12)	$(0.13)	$0.42
Discontinued operations	0.08	0.07	0.08	0.03
Net income (loss) available to common shareholders	$0.45	$(0.05)	$(0.05)	$0.45

Mack-Cali Realty, L.P.

The following summarizes the condensed quarterly financial information for the Company (dollars in thousands):

Quarter Ended 2019	December 31	September 30	June 30	March 31
Total revenues	$86,673	$87,391	$86,605	$90,266
Net income (loss)	$(55,408)	$(56,021)	$(20,329)	$275,594
Net income (loss) available to common unitholders	$(60,475)	$(62,087)	$(24,488)	$272,175

Basic earnings per common unit:
Income from continuing operations	$0.53	$(0.64)	$(0.45)	$2.59
Discontinued operations	(1.17)	(0.01)	0.02	0.08
Net income (loss) available to common unitholders	$(0.64)	$(0.65)	$(0.43)	$2.67

Diluted earnings per common units:
Income from continuing operations	$0.53	$(0.64)	$(0.45)	$2.58
Discontinued operations	(1.17)	(0.01)	0.02	0.08
Net income (loss) available to common unitholders	$(0.64)	$(0.65)	$(0.43)	$2.66

Quarter Ended 2018	December 31	September 30	June 30	March 31
Total revenues	$90,277	$90,951	$86,207	$98,279
Net income (loss)	$52,523	$1,689	$1,501	$50,688
Net income (loss) available to common unitholders	$48,757	$(1,645)	$(1,393)	$47,919

Basic earnings per common unit:
Income from continuing operations	$0.37	$(0.12)	$(0.13)	$0.42
Discontinued operations	0.08	0.07	0.08	0.03
Net income (loss) available to common unitholders	$0.45	$(0.05)	$(0.05)	$0.45

Diluted earnings per common unit:
Income from continuing operations	$0.37	$(0.12)	$(0.13)	$0.42
Discontinued operations	0.08	0.07	0.08	0.03
Net income (loss) available to common unitholders	$0.45	$(0.05)	$(0.05)	$0.45

		MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2019
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent to		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	Acquisition (d)	Land	Improvements	Total (d)	Depreciation (b)

NEW JERSEY
Bergen County
Fort Lee
One Bridge Plaza	Office	1981	1996	-	2,439	24,462	8,034	2,439	32,496	34,935	18,181
Essex County
Millburn (Short Hills)
150 J.F. Kennedy Parkway	Office	1980	1997	-	12,606	50,425	20,119	12,606	70,544	83,150	33,544

51 J.F. Kennedy Parkway	Office	1988	2017	69,525	5,873	100,359	1,129	5,873	101,488	107,361	10,575
101 J.F. Kennedy Parkway	Office	1981	2017	29,225	4,380	59,730	2,224	4,380	61,954	66,334	6,304
103 J.F. Kennedy Parkway	Office	1981	2017	24,899	3,158	50,813	1,337	3,158	52,150	55,308	5,316

Hudson County
Hoboken
111 River Street	Office	2002	2016	148,582	-	198,609	18,073	-	216,682	216,682	20,643
Soho Lofts	Multi-Family	2017	2019	158,875	27,601	224,039	1,166	27,601	225,205	252,806	4,220
Jersey City
Harborside Plaza 2	Office	1990	1996	-	17,655	101,546	69,341	8,364	180,178	188,542	75,555
Harborside Plaza 3	Office	1990	1996	-	17,655	101,878	69,007	8,363	180,177	188,540	75,555
Harborside Plaza 4A	Office	2000	2000	-	1,244	56,144	9,542	1,244	65,686	66,930	33,741
Harborside Plaza 5	Office	2002	2002	-	6,218	170,682	59,640	5,705	230,835	236,540	104,813
101 Hudson Street	Office	1992	2005	248,659	45,530	271,376	38,827	45,530	310,203	355,733	110,891
Liberty Towers	Multi-Family	2003	2019	230,667	66,670	328,347	398	66,670	328,745	395,415	2,075
Monaco	Multi-Family	2011	2017	166,753	58,761	240,871	3,891	58,761	244,762	303,523	16,861
Marbella I	Multi-Family	2003	2018	130,167	48,820	160,740	3,665	48,820	164,405	213,225	5,845
Marbella II	Multi-Family	2016	2019	116,252	36,595	152,440	93	36,595	152,533	189,128	3,542
Weehawken
100 Avenue at Port Imperial	Other	2016	2016	-	350	-	30,811	1,958	29,203	31,161	3,435
500 Avenue at Port Imperial	Other	2013	2013	37,315	13,099	56,669	(19,361)	13,099	37,308	50,407	5,904
Port Imperial South 11	Multi-Family	2018	2018	99,813	22,047	-	108,721	22,047	108,721	130,768	3,398
Residence Inn/Autograph Collection by Marriott	Other	2019	2015	75,029	23,660	-	113,702	23,660	113,702	137,362	2,031

Mercer County
Princeton
100 Overlook Center	Office	1988	1997	-	2,378	21,754	8,441	2,378	30,195	32,573	14,453
5 Vaughn Drive	Office	1987	1995	-	657	9,800	2,004	657	11,804	12,461	6,868

Middlesex County
Edison
333 Thornall Street	Office	1984	2015	-	5,542	40,762	4,991	5,542	45,754	51,295	5,994
343 Thornall Street	Office	1991	2006	-	6,027	39,101	14,720	6,027	53,822	59,848	16,399
Iselin
99 Wood Avenue South	Office	1987	2019	-	9,261	45,576	142	9,261	45,718	54,979	2,064
101 Wood Avenue South	Office	1990	2016	-	8,509	72,738	913	7,384	74,776	82,160	9,342
New Brunswick
Richmond Court	Multi-Family	1997	2013	29,759	2,992	13,534	1,908	2,992	15,442	18,434	2,293
Riverwatch Commons	Multi-Family	1995	2013	-	4,169	18,974	2,196	4,169	21,170	25,339	3,120
Plainsboro
500 College Road East (c)	Office	1984	1998	-	614	20,626	5,553	614	26,179	26,793	15,053
Woodbridge
581 Main Street	Office	1991	1997	-	3,237	12,949	35,066	8,115	43,137	51,252	16,907

Monmouth County
Holmdel
23 Main Street	Office	1977	2005	-	4,336	19,544	6,411	4,336	25,956	30,291	9,301
Middletown
One River Center, Building 1	Office	1983	2004	-	3,070	17,414	16,618	2,451	34,651	37,102	9,762
One River Center, Building 2	Office	1983	2004	-	2,468	15,043	3,657	2,452	18,716	21,168	8,081
One River Center, Building 3	Office	1984	2004	-	4,051	24,790	7,250	4,627	31,464	36,091	12,478
Red Bank
100 Schultz Drive	Office	1989	2017	-	1,953	6,790	4,301	1,953	11,091	13,044	949
200 Schultz Drive	Office	1989	2017	-	2,184	8,259	3,187	2,184	11,446	13,630	1,477

		MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2019
				(dollars in thousands)
												SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent to		Building and			Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	Acquisition (d)	Land	Improvements	Total (d)		Depreciation (b)

Morris County
Florham Park
325 Columbia Parkway	Office	1987	1994	-	1,564	-	18,072	1,564	18,072	19,636		13,082
Madison
1 Giralda Farms	Office	1982	2017	-	3,370	27,145	2,177	3,370	29,322	32,692		3,435
7 Giralda Farms	Office	1997	2017	-	5,402	37,664	936	5,402	38,600	44,002		4,251
Morris Plains
Signature Place	Multi-Family	2018	2018	42,560	930	-	56,410	930	56,410	57,340		2,410
Parsippany
4 Campus Drive	Office	1983	2001	-	5,213	20,984	4,069	5,213	25,053	30,266		12,399
6 Campus Drive	Office	1983	2001	-	4,411	17,796	4,044	4,411	21,840	26,251		10,384
7 Campus Drive	Office	1982	1998	-	1,932	27,788	5,480	1,932	33,269	35,200		17,953
8 Campus Drive	Office	1987	1998	-	1,865	35,456	12,626	1,865	48,082	49,947		23,452
9 Campus Drive	Office	1983	2001	-	3,277	11,796	22,734	5,842	31,965	37,807		14,327
2 Dryden Way	Office	1990	1998	-	778	420	110	778	530	1,308		338
4 Gatehall Drive	Office	1988	2000	-	8,452	33,929	10,030	8,452	43,959	52,411		20,052
2 Hilton Court	Office	1991	1998	-	1,971	32,007	4,495	1,971	36,502	38,473		21,059
1 Sylvan Way	Office	1989	1998	-	1,689	24,699	5,675	1,021	31,042	32,063		15,040
3 Sylvan Way	Office	1988	2015	-	5,590	4,710	10,952	5,590	15,663	21,252		1,585
5 Sylvan Way	Office	1989	1998	-	1,160	25,214	7,835	1,161	33,049	34,209		15,475
7 Sylvan Way	Office	1987	1998	-	2,084	26,083	16,396	2,084	42,479	44,563		23,457
34 Sylvan Way	Other				37,873	550	42,390	45,840	34,973	80,813		6,634

NEW YORK
Westchester County
Eastchester
Quarry Place at Tuckahoe	Multi-Family	2016	2016	40,499	5,585	3,400	48,934	5,585	52,334	57,919		4,007

MASSACHUSETTS
Suffolk County
East Boston
Portside at Pier One	Multi-Family	2016	2016	58,723	-	73,713	560	-	74,273	74,273		8,432
Portside 5/6	Multi-Family	2018	2018	96,457	-	37,114	77,257	-	114,371	114,371		4,178

Worcester County
Worcester
145 Front Street	Multi-Family	2018	2015	62,687	4,380	-	92,147	4,380	92,147	96,527		3,791

Projects Under Development
and Developable Land				41,588	319,819	559,896	-	319,819	559,896	879,715		52,082

Furniture, Fixtures
and Equipment				-	-	-	78,716	-	78,716	78,716		16,610

TOTALS				1,908,034	893,154	3,737,148	1,179,762	889,219	4,920,845	5,810,064	(e)	971,402	(f)

(a)The aggregate cost for federal income tax purposes at December 31, 2019 was approximately $4.1 billion.

(b)Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(c)This property is located on land leased by the Company.

(d)These costs are net of impairments and valuation allowances recorded, if any.

(e)Includes properties classified as held for sale at December 31, 2019. The gross amount includes $235.3 million of land and $1.3 billion of building improvements related to these held for sale assets at period end.

(f)Accumulated depreciation includes $412.8 million from assets classified as held for sale as of December 31, 2019.

MACK-CALI REALTY CORPORATION/MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2019, 2018 and 2017 are as follows: (dollars in thousands)

	2019	2018	2017
Rental Properties
Balance at beginning of year	$5,306,017	$5,102,844	$4,804,867
Additions	1,349,959	686,452	1,179,365
Real estate held for sale	(1,553,383)	(184,233)	(310,089)
Properties sold	(824,167)	(238,873)	(538,424)
Retirements/disposals	(21,745)	(60,173)	(32,875)
Balance at end of year	$4,256,681	$5,306,017	$5,102,844

Accumulated Depreciation
Balance at beginning of year	$1,097,868	$1,087,083	$1,332,073
Depreciation expense	156,250	140,726	154,343
Real estate held for sale	(411,833)	(30,404)	(126,503)
Properties sold	(261,923)	(39,364)	(217,625)
Repurposed buildings	-	-	(22,330)
Retirements/disposals	(21,745)	(60,173)	(32,875)
Balance at end of year	$558,617	$1,097,868	$1,087,083

MACK-CALI REALTY CORPORATION/MACK-CALI REALTY, L.P. AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2019

(in thousands)

Face Amount
of Mortgages or
			Interest	Interest	Final	Periodic		Maximum	Carrying
Type of			Accrual	Payment	Maturity	Payment	Prior	Available	Amount of
Loan/Borrower	Description	Location	Rate	Rate	Date	Term (a)	Liens	Credit	Mortgages

Mortgage Loan:
Borrower A	Land	Jersey City, NJ	5.85%	5.85%	07/21/19	P&I	-	$-	$-

Total								$-	$-

(a) P&I = Principal & Interest at maturity

The following table reconciles mortgage loans from January 1, 2017 to December 31, 2019 (in thousands):

	2019	2018	2017
Balance at January 1	$45,242	$45,734	$-
Additions/(repayments)
New mortgage loan	-	-	44,695
Accrued interest	813	2,508	1,039
Repayments	(46,055)	(3,000)	-
Balance at December 31,	$-	$45,242	$45,734

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

3.14

Certificate of Designation of 3.5% Series A-1 Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 28, 2017 (filed as Exhibit 3.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

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

4.19*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.44#

Employment Agreement dated March 13, 2019 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 19, 2019 and incorporated herein by reference).

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

10.108

Purchase and Sale Agreement dated October 3, 2019 by and between Alterra I L.L.C., Alterra II L.L.C. and Overlook Ridge Apartments Investors LLC, as sellers, and Overlook Revere Owner LLC and Overlook Malden Owner LLC, as buyers.

10.109*#	Employment Agreement dated December 23, 2019 by and between Deidre Crockett and Mack-Cali Realty Corporation.

10.110*#	Indemnification Agreement by and between Mack-Cali Realty Corporation and Deidre Crockett dated June 26, 2017.

21.1*	Subsidiaries of the General Partner.

21.2*	Subsidiaries of the Operating Partnership.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the General Partner.

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the Operating Partnership.

31.1*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104.1*	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL.

* filed herewith
# management contract or compensatory plan or arrangement

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: February 26, 2020	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: February 26, 2020	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date: February 26, 2020	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)

	By:	Mack-Cali Realty Corporation
its General Partner

Date: February 26, 2020	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: February 26, 2020	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date: February 26, 2020	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William L. Mack	Chairman of the Board	February 26, 2020
William L. Mack

/s/ Michael J. DeMarco	Chief Executive Officer	February 26, 2020
Michael J. DeMarco	(principal executive officer)

/s/ David J. Smetana	Chief Financial Officer	February 26, 2020
David J. Smetana	(principal financial officer)

/s/ Giovanni M. DeBari	Chief Accounting Officer	February 26, 2020
Giovanni M. DeBari	(principal accounting officer)

/s/ Alan S. Bernikow	Director	February 26, 2020
Alan S. Bernikow

/s/ Alan R. Batkin	Director	February 26, 2020
Alan R. Batkin

/s/ Frederic Cumenal	Director	February 26, 2020
Frederic Cumenal

/s/ MaryAnne Gilmartin	Director	February 26, 2020
MaryAnne Gilmartin

/s/ Nori Gerardo Lietz	Director	February 26, 2020
Nori Gerardo Lietz

/s/ Lisa Myers	Director	February 26, 2020
Lisa Myers

/s/ Laura Pomerantz	Director	February 26, 2020
Laura Pomerantz

/s/ Irvin D. Reid	Director	February 26, 2020
Irvin D. Reid

/s/ Rebecca Robertson	Director	February 26, 2020
Rebecca Robertson