Form 10-K/A
period 2019-12-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2020-04-24
CIK 924901, 1067063

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

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 46.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally jointly filed on February 26, 2020 (the “Original Filing”) by Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. Unless stated otherwise or the context otherwise requires, references to the “General Partner,” “Company,” “we,” “us” and “our” mean Mack-Cali Realty Corporation, a Maryland corporation, and references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

FORM 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Director Nominees

The Board of Directors of the Company (the “Board of Directors”) presently consists of eleven members, as follows: William L. Mack, Michael J. DeMarco, Alan R. Batkin, Alan S. Bernikow, Frederic Cumenal, MaryAnne Gilmartin, Nori Gerardo Lietz, Lisa Myers, Laura H. Pomerantz, Irvin D. Reid and Rebecca Robertson. At the Company’s 2020 annual meeting of stockholders scheduled to be held on June 10, 2020 (the “Annual Meeting”), the terms of all of the current members of the Board of Directors will expire. Accordingly, stockholders will elect eleven directors at the Annual Meeting.

The Board of Directors’ eleven nominees for election to the Board of Directors at the Annual Meeting are as follows: Michael J. DeMarco, Alan S. Bernikow, Z. Jamie Behar, Michael Berman, Lisa Myers, Laura H. Pomerantz, Irvin D. Reid, Rebecca Robertson, Howard Roth, Gail Steinel, and Lee Wielansky. Mr. Mack has reached the age of 80 in 2020 and, as a result, has become subject to the Company’s retirement policy for directors. At the conclusion of the Annual Meeting, the Board of Directors intends to appoint a new independent Chairman of the Board. The Board of Directors has determined not to nominate for election to the Board of Directors at the Annual Meeting Alan R. Batkin, Frederic Cumenal, MaryAnne Gilmartin and Nori Gerardo Lietz.

At the Annual Meeting, the terms of all eleven current members of the Board of Directors will expire. Accordingly, stockholders will elect eleven directors at the Annual Meeting. The directors who are elected at the Annual Meeting will serve until the annual meeting of stockholders to be held in 2021 and until such directors’ respective successors are elected or appointed and qualify or until any such director’s earlier resignation or removal. It is not presently expected that any of the Board of Directors’ nominees named below will be unable or unwilling to serve as a director.

Set forth below are the names, ages and positions of our director nominees as of April 16, 2020:

Biographical information concerning all eleven current members of the Board of Directors and our nominees for election to the Board of Directors at the Annual Meeting is set forth below.

			Committee Memberships			Current Outside
Nominee	Age	Position with Company	A	ECO	NCG	Public Boards
Michael J. DeMarco	60	CEO and Director				1
Alan S. Bernikow	79	Lead Independent Director	C		M	2
Lisa Myers	52	Director		C		0
Laura H. Pomerantz	72	Director		M	M	2
Irvin D. Reid	79	Director		M	C	0
Rebecca Robertson	69	Director		M	M	0
Z. Jamie Behar	62	Director Nominee				2
Michael Berman	62	Director Nominee				2
Howard Roth	63	Director Nominee				1
Gail Steinel	63	Director Nominee				1
Lee Wielansky	69	Director Nominee				2
Alan R. Batkin	75	Director	M			3
Frederic Cumenal	60	Director	M			0
MaryAnne Gilmartin	55	Director	M			1
Nori Gerardo Lietz	63	Director	M			0

C = Chairperson; ∙ M= Member

A=Audit Committee

ECO=Executive Compensation and Option Committee

NCG=Nominating and Corporate Governance Committee

William L. Mack has served as a member of the Board of Directors since 1997 and as its Chairman since 2000. Prior to December 1997, Mr. Mack served as President and Senior Managing Partner of The Mack Company, where he pioneered the development of large, Class A office properties and helped to increase The Mack Company’s portfolio to approximately 20 million square feet. In addition, Mr. Mack is a founder and Chairman of Mack Real Estate Group. He also founded and was the former Chairman of AREA Property Partners (f/k/a Apollo Real Estate Advisors, L.P.). Mr. Mack currently serves as a member of the board of directors of Hudson’s Bay Company, which ceased to be a publicly traded company in March 2020. Mr. Mack previously served as a member of the board of directors of FCB Financial Holdings, Inc. from October 2010 until its sale in December 2018. He previously served as a board member of the Regional Advisory Board of JPMorgan Chase from 1995 to 2013. The foregoing directorships are the only public company or registered investment company directorships currently held by Mr. Mack or which Mr. Mack held at any time during the past five years. Previously, Mr. Mack served as a member of the boards of directors of City and Suburban Financial Corporation from 1988 to 2007, The Bear Stearns Companies Inc. from 1997 to 2004, Vail Resorts, Inc. from 1993 to 2004, Wyndham International, Inc. from 1999 to 2005 and Retail Opportunity Investments Corporation from 2009 to 2010. Mr. Mack is the Vice Chairman of Northwell Health Inc. (f/k/a the North Shore Long Island Jewish Health System), and Chairman of the Board and member of the compensation committee for the Solomon R. Guggenheim Foundation. He is the former Vice Chairman and Emeritus Trustee of the University of Pennsylvania and Chair Emeritus of the Board of Overseers of The Wharton School of Business and Finance at the University of Pennsylvania. He is a director of the Palm Beach Civic Association, and Member of the Western Regional Executive Council of Lenox Hill Hospital. Mr. Mack attended The Wharton School and has a B.S. degree in business administration, finance and real estate from New York University.

Michael J. DeMarco, a director nominee, has served as the Company’s Chief Executive Officer since April 2017 and as a director of the Company since March 2018. Mr. DeMarco joined the Company in June 2015 and served as President and Chief Operating Officer until he was appointed Chief Executive Officer in April 2017.

Business Experience: Prior to joining the Company, from 2013 to June 2015, Mr. DeMarco served as the chief investment officer of CCRE, a non-bank finance company and one of the largest originators of CMBS. Mr. DeMarco previously served as an executive vice president at Vornado Realty Trust from 2010 to 2013, as a managing director at Fortress Investment Group from 2007 to 2010, and as a senior managing director at Lehman Brothers from 1993 to 2007. As Chief Executive Officer, Mr. DeMarco is responsible for the strategic direction of the Company. Mr. DeMarco also is a member of the board of trustees of Saint Peter’s Preparatory School, as well as a member of The International Council of Shopping Centers (ICSC), the Jersey City Medical Center Board of Trustees, and a managing trustee of Liberty Science Center. Since June 2015, Mr. DeMarco has served as a member of the board of trustees of Pennsylvania Real Estate Investment Trust, a publicly traded REIT.

Education and Professional Affiliations: Mr. DeMarco graduated from the University of Chicago with a Master of Business Administration in Finance, as well as Pace University with a Bachelors in Business Administration in Accounting and a minor in History. He is also a certified public accountant.

Board Qualifications: Based on Mr. DeMarco’s leadership as Chief Executive Officer and his REIT, investment banking and accounting experience, the Nominating and Corporate Governance Committee of the Board of Directors concluded that Mr. DeMarco has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Alan S. Bernikow, a director nominee, has served as a member of the Board of Directors and as chairman of the Audit Committee of the Board of Directors since 2004 and was appointed as Lead Independent Director in March 2014. Mr. Bernikow also serves as a member of the Nominating and Corporate Governance Committee of the Board of Directors.

Business Experience: Previously, Mr. Bernikow served as the Deputy Chief Executive Officer at Deloitte & Touche LLP from 1998 to 2003, where he was responsible for assisting the firm on special projects such as firm mergers and acquisitions, partner affairs and litigation matters. Mr. Bernikow joined Touche Ross, the predecessor firm of Deloitte & Touche LLP, in 1977, prior to which Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm of J.K. Lasser & Company. Mr. Bernikow serves on the board of several public companies. He is currently a member of the board of directors of Revlon, Inc. and Revlon Consumer Products Corporation and is chairman of the audit committee and compensation and stock plan committee of Revlon, Inc. Mr. Bernikow is also a member of the board of directors of UBS Global Asset Management (US) Inc. (“UBS”) and currently serves as chairman of its audit committee, and has also served as a member of the boards of directors of investment funds managed by UBS, including Global High Income Dollar Fund Inc., Insured Municipal Income Fund Inc., Investment Grade Municipal Income Fund Inc., Managed High Yield Plus Fund Inc., and Strategic Global Income Fund, Inc. From 2003 through March 2017, Mr. Bernikow served as a member of the board of directors and the nominating and corporate governance committee of the Destination XL Group, Inc., formerly the Casual Male Retail Group Inc. From October 2010 until its sale in December 2018, Mr. Bernikow was also a member of the board of directors of FCB Financial Holdings, Inc., chairman of its audit committee and a member of its compensation committee. The foregoing directorships and committee memberships include public companies or registered investment companies directorships and committee memberships currently held by Mr. Bernikow or which Mr. Bernikow held at any time during the past five years. He is a member of the board of directors for the United Jewish Appeal—Federation of Jewish Philanthropies of New York, Inc.

Education and Professional Affiliations: Mr. Bernikow has a B.B.A. degree from Baruch College and is a member of the American Institute of Certified Public Accountants (AICPA) and the New York State Society of Certified Public Accountants (NYSSCPA).

Board Qualifications: Based on Mr. Bernikow’s significant financial and accounting background and thirty years of experience in public accounting, his status as an audit committee financial expert, and his experience serving as a director and audit committee member of several public companies, the Nominating and Corporate Governance Committee of the Board of Directors concluded that Mr. Bernikow has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Z. Jamie Behar, a director nominee, has been nominated for her first election to the Board of Directors.

Business Experience: Ms. Behar is a seasoned executive with over thirty-five years of experience in investment management and financial analysis, and deep expertise in the real estate industry. From 1986 to 2015, she served in a number of leadership roles at General Motors Investment Management Corporation (“GMIMCo”), most recently as Managing Director, Real Estate & Alternative Investments. In this position, she was responsible for approximately $12 billion (at peak portfolio value) in private market and publicly traded real estate, energy and timber investments. In addition, she was a member of the board of directors, the investment management committee, the private equity investment approval committee and the risk management committee of GMIMCo. Prior to GMIMCo, she held finance roles at General Motors and Exxon Corporation. Ms. Behar also currently serves as an independent director of ARMOUR Residential REIT, Sunstone Hotel Investors and the Broadstone Real Estate Access Fund, and as a director of Shurgard Self Storage SA. Ms. Behar is not standing for re-election to the board of directors of Sunstone Hotel Investors and will retire from that board at the end of her current term at its 2020 annual meeting of stockholders currently scheduled for April 30, 2020. She has previously served as a director of Forest City Realty Trust and Gramercy Property Trust. The foregoing directorships include public companies or registered investment company directorships currently held by Ms. Behar or which Ms. Behar held at any time during the past five years.

Education and Professional Affiliations: Ms. Behar holds a B.S.E (magna cum laude) from The Wharton School, University of Pennsylvania, an M.B.A. from Columbia University Graduate School of Business, and the Chartered Financial Analyst (CFA) designation. In December 2018, Ms. Behar was the recipient of Nareit’s E. Lawrence Miller Industry Achievement Award for her contributions to the REIT industry.

Board Qualifications: Based on Ms. Behar’s significant leadership experience in the financial, investment management and real estate industries, as well as her experience serving as a director and audit committee, governance committee and investment committee member of several public real estate investment companies, the Nominating and Corporate Governance Committee of the Board of Directors concluded that Ms. Behar has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Michael Berman, a director nominee, has been nominated for his first election to the Board of Directors.

Business Experience: Mr. Berman brings over thirty years of combined real estate and financial industry experience. Mr. Berman is currently serving as independent director and chair of the audit committees of Brixmor Property Group Inc. and Skyline Champion Corporation. He previously has also served as an Associate Professor of Corporate Finance and Financial Accounting at the New York Real Estate Institute. From 2011 to 2018, he served as Executive Vice President and Chief Financial Officer of General Growth Properties, Inc. Previously, he was Executive Vice President and Chief Financial Officer of Equity Lifestyle Properties, Inc., a self-managed REIT with 413 properties across 33 states. Earlier in his career, Mr. Berman served in various positions with Merrill Lynch & Co. from 1989 to 2001, including as a managing director of investment banking. The foregoing directorships and committee memberships include public companies or registered investment companies directorships and committee memberships currently held by Mr. Berman or which Mr. Berman held at any time during the past five years.

Education: Mr. Berman graduated from the Columbia University Graduate School of Business with a Master of Business Administration, the Boston University School of Law with a Juris Doctor, and Binghamton University with a Bachelors of Arts in History.

Board Qualifications: Based on Mr. Berman’s significant executive and industry experience with public real estate companies, as well as his experience as a director and audit committee member of several public companies, including a national real estate investment trust, the Nominating and Corporate Governance Committee of the Board of Directors concluded that Mr. Berman has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Lisa Myers, a director nominee, has served as a member of the Board of Directors since June 2019. Ms. Myers currently serves as the chair of the Executive Compensation and Option Committee of the Board of Directors.

Business Experience: Ms. Myers is the co-founder and managing partner of Clerisy, a new global private equity firm in the consumer and tech-sumer space. Since 2017, she has served as a director of Steiner Leisure Corp., a private company. From 2017 to February of 2020, she served as a director of John Hardy, a private company. Until recently, Lisa was a partner at L Catterton, the largest consumer focused private equity firm in the world, where she focused on the flagship fund. From 2016 to 2019, Ms. Myers served on the board of Debenhams PLC, a company traded on the London Stock Exchange. Prior to joining L Catterton, from 2015 to 2016, Ms. Myers served as Co-Head of Global Partnership Investing at BTG Pactual, an investment strategy firm specializing in purchasing minority stakes in privately-held and publicly-traded companies to provide transformative capital. Prior to BTG Pactual, Ms. Myers served at Franklin Templeton for nineteen years, where she was an Executive Vice-President and lead portfolio manager of some of Templeton’s flagship global equity funds and institutional accounts, managing or co-managing more than $10 billion of assets. After Templeton, before entering the investment management industry, Ms. Myers practiced corporate and real estate law with Willkie, Farr & Gallagher in New York City, where she was involved in initial public offerings, mergers and acquisitions, loan initiations and restructurings and other securities-related transactions. The foregoing directorships and committee memberships include public companies or registered investment companies directorships and committee memberships currently held by Ms. Myers or which Ms. Myers held at any time during the past five years.

Education and Professional Affiliations: Ms. Myers received a Bachelor of Arts degree from the University of Pennsylvania and a Juris Doctor degree from the Georgetown University Law Center and is a Chartered Financial Analyst.

Board Qualifications: Based on Ms. Myers’ significant investment and private equity experience, the Nominating and Corporate Governance Committee of the Board of Directors concluded that Ms. Myers has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Laura H. Pomerantz, a director nominee, has served as a member of the Board of Directors since June 2019. Ms. Pomerantz currently serves as a member of the Executive Compensation and Option Committee of the Board of Directors and the Nominating and Corporate Governance Committee of the Board of Directors.

Business Experience: Since 2005, Ms. Pomerantz has served on the board of directors of G-III Apparel Group Limited, a publicly traded company listed on the NASDAQ Global Select Market, and currently serves as a member of its compensation committee. Since 2007, Ms. Pomerantz has served on the board of directors of Retail Opportunity Investments Corp., a publicly traded REIT listed on the NASDAQ Global Select Market, and currently serves as chair of its compensation committee. Since 2014, Ms. Pomerantz has served as Vice Chairman, Head of Strategic Accounts at Cushman & Wakefield, a large commercial real estate services company. The foregoing directorships and committee memberships are the only public company or registered investment company directorships and committee memberships currently held by Ms. Pomerantz or which Ms. Pomerantz held at any time during the past five years. Ms. Pomerantz is a founding member of Laura Pomerantz Real Estate, LLC, a real estate firm offering commercial real estate advisory and execution services, and since 2013 she has served as a principal of the firm. She has previously served as its CEO. From 2001 until 2013, Ms. Pomerantz was a principal of PBS Real Estate, LLC, a real estate firm offering commercial real estate advisory and execution services. Prior to working at PBS Real Estate, LLC, Ms. Pomerantz served as a Senior Managing Director at Newmark & Company Real Estate, with senior level responsibilities for major tenant representation assignments. Prior to that, Ms. Pomerantz served as the Executive Vice President of The Leslie Fay Companies for eighteen years. Previously, Ms. Pomerantz also served on the board of directors of AREA Properties, the former Apollo Real Estate. She is also the exclusive and national representative for Ted Baker/London, Levi Strauss & Company, Gant, and Vince. Other major clients include Monica Rich Kosann, Berns Communication Group, John Paul, and International Well Building Institute. Ms. Pomerantz has also represented Abercrombie & Fitch for flagships in the United States and internationally and has completed deals on their behalf in Milan, Paris, Hamburg, Dusseldorf, Brussels, Copenhagen, Dublin, London and Madrid. Ms. Pomerantz is currently completing the leasing for 161 Fifth Avenue - an 85,775-sf office retail building in Flatiron, NY. From 1994 to 2017, Ms. Pomerantz served on the board of directors for The Carnegie Hall Corporation and is currently an Honorary Trustee.

Alan R. Batkin has served as a member of the Board of Directors since June 2019. Mr. Batkin currently serves as a member of the Audit Committee of the Board of Directors. Mr. Batkin has served on the Board of Directors of Pattern Energy Group Inc. since 2013, and he currently serves as a member of its Audit Committee and Conflicts Committee, and chairman of its Nominating, Governance & Compensation Committee. Mr. Batkin has also served on the Board of Directors of Omnicom Group Inc. since 2008, and as a director of Cantel Medical Corp. since 2004. Mr. Batkin currently serves as a member of the Audit Committee, Chairman of the Compensation Committee and Lead Director of Cantel Medical Corp. Mr. Batkin previously served on the Board of Directors of Hasbro, Inc. from 1992 until 2017. The foregoing directorships and committee memberships include public companies or registered investment companies directorships and committee memberships currently held by Mr. Batkin or which Mr. Batkin held at any time during the past five years. Previously, Mr. Batkin served as the Chief Executive Officer and Chairman of the Board of Directors of Converse Associates, Inc., a strategic advisory firm, from 2013 until 2019. From 2007 until 2012, Mr. Batkin served as Vice Chairman of Eton Park Capital Management, L.P., a global multi-disciplinary investment firm. Previously, from 1990 until 2006, Mr. Batkin served as Vice Chairman of Kissinger Associates, Inc., a geopolitical consulting firm that advises multi-national companies. Mr. Batkin also serves as Co-Chair of the Board for Columbia Mailman School of Public Health, Chairman of Massachusetts General Center for Global Health, Chair Emeritus of the International Rescue Committee, and Trustee of The Brookings Institution, and he serves on the Executive Committee for MD Anderson Cancer Center and for the New York City Police Foundation. Mr. Batkin received a B.S. from the University of Rochester and an M.B.A. from New York University Graduate School of Business.

Frederic Cumenal has served as a member of the Board of Directors since June 2019. Mr. Cumenal currently serves as a member of the Audit Committee of the Board of Directors. Mr. Cumenal previously served on the Board of Directors and the Audit Committee of Constellation Brands, Inc. from 2016 until 2017 and on the Board of Directors of Tiffany & Co. from 2013 until 2017. The foregoing directorships are the only public company or registered investment company directorships currently held by Mr. Cumenal or which Mr. Cumenal held at any time during the past five years. Mr. Cumenal has served on the Board of Directors of Blue Nile, Inc., an online jewelry retailer, since 2017. Previously, Mr. Cumenal served as the Chief Executive Officer of Tiffany & Co. from 2015 to 2017 and as President from 2013 to 2015, and as Executive President with responsibility for sales and global distribution from 2011 to 2013. Prior to his service at Tiffany, Mr. Cumenal served for fifteen years in senior leadership positions in LVMH Group’s wine and spirits businesses, including as President and Chief Executive Officer of Moët & Chandon, S.A. Previously, Mr. Cumenal served as Chief Executive Officer of Domaine Chandon and was Managing Director of Moët Hennessy Europe. Mr. Cumenal also served as Executive Vice President of Marketing, Strategy and Development at Ferruzi Group and was a Brand Manager at Procter & Gamble, France S.A.S. Mr. Cumenal is a graduate of Institut d’Etudes Politiques and holds an M.B.A. from Ecole Superieure des Sciences Economiques et Commerciales.

MaryAnne Gilmartin has served as a member of the Board of Directors since June 2019. Ms. Gilmartin currently serves as a member of the Audit Committee of the Board of Directors. Since 2018, Ms. Gilmartin has served as a member of the board of directors of the global investment banking firm Jefferies Financial Group Inc., where she is also a member of the Nominating and Corporate Governance Committee, the Risk and Liquidity Oversight Committee, and the ESG Oversight Committee. Since 2014, Ms. Gilmartin has served on the board of Jefferies Group, LLC. The foregoing directorships and committee memberships are the only public company or registered investment company directorships and committee memberships currently held by Ms. Gilmartin or which Ms. Gilmartin held at any time during the past five years. Ms. Gilmartin is Co-Founder and Chief Executive Officer of MAG Partners, a New York-based real estate development company she founded in 2020. Prior to founding MAG Partners, MaryAnne was CEO of L&L MAG, a company she co-founded with David Levinson and Robert Lapidus, founders of L&L Holding Company. After a successful two-year partnership, MaryAnne spun out of L&L MAG to launch on her own. MaryAnne previously served as President & CEO of Forest City Ratner Companies, where she oversaw a period of game-changing ground-up development and managed its multimillion square foot residential, commercial and retail portfolio. In her tenure at Forest City Ratner Companies, Ms. Gilmartin spearheaded the development of some of the most high-profile real estate projects in New York City. She led the efforts to build Barclays Center, the state-of-the-art sports and entertainment venue and the centerpiece of the $4.9 billion, 22-acre mixed-use Pacific Park Brooklyn development. She also oversaw the development of The New York Times Building, designed by world-renowned architect Renzo Piano; New York by Gehry, designed by award winning architect Frank Gehry; and the Tata Innovation Center at Cornell Tech, a brand-new office building that is a first-of-its-kind space for tech innovation, designed by Weiss/Manfredi on Roosevelt Island. She is also a civic leader in New York, serving as Chair Emeritus of the Downtown Brooklyn Partnership, member of the Executive Committee of The Brooklyn Academy of Music, Vice Chair of New York Public Radio, member of the Executive Committee and Board of Governors of The Real Estate Board of New York, and part of the Industry Advisory Board of the MS Real Estate Development Program at Columbia University. In her role on the board of New York Public Radio, Ms. Gilmartin has directed and advised WNYC’s real estate uses, including its broadcast studios. Ms. Gilmartin graduated with a B.A. in Political Science, summa cum laude, and a Master’s of Public Administration, both from Fordham University.

Nori Gerardo Lietz has served as a member of the Board of Directors since June 2019. Ms. Lietz currently serves as a member of the Audit Committee of the Board of Directors. Ms. Gerardo Lietz is a Senior Lecturer of Business Administration in the Finance and Entrepreneurial Management Units at Harvard Business School, where she currently teaches Real Estate Private Equity and Venture Capital Private Equity. Ms. Gerardo Lietz is the President of Areté Capital, a real estate advisory firm she founded in 2010. Ms. Gerardo Lietz also currently serves as a director of Jaguar Capital S.A.S., a private real estate investment firm in Columbia. Previously, Ms. Gerardo Lietz served as the Chairman of the Advisory Board of Allele Fund in 2011. Ms. Gerardo Lietz was a Partner and Chief Strategist for Private Real Estate and a member of the firm’s Global Investment Committee at Partners Group Holding AG from 2007 to 2011. Ms. Gerardo Lietz co-founded Pension Consulting Alliance, Inc. in 1998 and served as a Managing Director while developing its real estate investment management and advisory activities until 2007. In 1985, Ms. Gerardo Lietz co-founded Public Storage Institutional, Inc., an institutional money management firm deploying pension capital to acquire real estate assets, where she served as Senior Vice President until 1988. Ms. Gerardo Lietz practiced law in the corporate department of Paul Hastings LLP from 1982 to 1985. Ms. Gerardo Lietz is a former member of the Pension Real Estate Association Board of Directors and the Real Estate Research Institute Board of Directors. Ms. Gerardo Lietz received an A.B. with honors from Stanford University in 1979 and a J.D. from the UCLA School of Law in 1982, where she was Chief Comment Editor of the UCLA Law Review.

Executive Officers

Biographical information concerning our executive officers is set forth below.

Michael J. DeMarco. Biographical information for Mr. DeMarco, our Chief Executive Officer, is set forth above under the caption “Board of Directors and Director Nominees.”

Marshall B. Tycher serves as Chairman of the Company’s Roseland Residential Trust (“Roseland”) subsidiary and previously served as President of Roseland from October 2012 to February 2016. Mr. Tycher co-founded Roseland in 1992 and served as its President until its acquisition by the Company in October 2012. Prior to co-founding Roseland, Mr. Tycher served in various capacities with Lincoln Property Company from 1979 to 1992, including as Texas operating partner from 1981 to 1987, and as head of Lincoln Northeast Residential, Inc. from 1987 to 1992. Mr. Tycher received a BSBA from the University of Denver, a Juris Doctorate from Southern Methodist University and is a member of the Texas State Bar.

David J. Smetana has served as Chief Financial Officer since February 2018. Mr. Smetana has over 21 years of real estate experience across a variety of roles. Most recently, he was a managing director and REIT securities analyst on Morgan Stanley Investment Management’s Global REIT Securities Team from 2001 to 2017. Previously, Mr. Smetana was a REIT investment banker at Morgan Stanley and was part of Morgan Stanley’s Real Estate Special Situations Fund from 1997 to 2001. Mr. Smetana received his Bachelor of Business Administration in Accounting from the University of Wisconsin-Madison and holds a CPA certificate in Virginia.

Giovanni M. DeBari was appointed Chief Accounting Officer of the Company in March 2019. Mr. DeBari has served as Senior Vice President, Corporate Controller of the Company since 2015, and previously served as Vice President, Corporate Controller and as Assistant Corporate Controller since joining the Company in 1996. Prior to joining the Company, Mr. DeBari worked as a senior auditor specializing in real estate at the international accounting and consulting firm of PriceWaterhouseCoopers. Mr. DeBari is a certified public accountant with a Bachelor of Science from Rutgers Business School at Rutgers, The State University of New Jersey, and is a member of the American Institute of Certified Public Accountants and of the New Jersey Society of Certified Public Accountants.

Gary T. Wagner has served as General Counsel and Secretary since May 2014 and as Vice President, Legal from November 2011 to May 2014. As General Counsel, Mr. Wagner manages the Company’s legal affairs, including corporate governance, supervising outside legal counsel, overseeing risk management, ensuring environmental and legal compliance and the preparation of required disclosure documents. Mr. Wagner previously worked at the Robert Martin Company from 1989 until its acquisition by the Company in 1997, and has worked for the Company since 1997 and has held positions as assistant general counsel, associate general counsel, and senior associate general counsel. Prior to working for the Robert Martin Company, Mr. Wagner was an associate in the real estate department of Parker Chapin Flattau & Klimpl in New York City. He started his career as an associate in the real estate department in the Philadelphia office of Blank Rome. Mr. Wagner received his Bachelor of Arts in Political Science and Economics from Queens College and his Juris Doctor, cum laude, from Temple University.

Ricardo Cardoso has served as Chief Investment Officer since September 2015 and has served in various capacities with the Company since 1997, most recently as Vice President of acquisitions. Prior to joining the company, Mr. Cardoso worked at the Robert Martin Company from 1994 to 1997. As Chief Investment Officer, Mr. Cardoso is responsible for sourcing new real estate acquisitions and identifying opportunities within the Company’s portfolio for asset repositioning or disposition. Mr. Cardoso has a Bachelor of Business Administration in Finance from Iona College and is a member of NAIOP New Jersey and the real estate board of the March of Dimes, New Jersey chapter.

Nicholas Hilton has served as the Executive Vice President, Leasing since February 2018. Mr. Hilton was a senior vice president at CBRE, where he had been for over 13 years and worked with firms like Mack-Cali, Bentall Kennedy, Royal Bank of Canada, Ernst & Young and The Boston Consulting Group. Mr. Hilton received his Bachelor of Arts in English from Rutgers University.

Deidre Crockett was appointed Executive Vice President and Chief Administrative Officer for the Company effective January 1, 2020. She joined Mack-Cali in 2012. Mrs. Crockett is responsible for public relations, marketing, human resources, and investor relations. She has also served as the Company’s senior vice president of corporate communications and investor relations. Prior to joining Mack-Cali, Mrs. Crockett had her own consultancy firm providing advisory services in the areas of marketing, sales strategies, and leasing to European companies looking to enter the United States.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics applicable to all employees, officers and directors that meets the requirements of Item 406 of Regulation S-K and Section 303A.10 of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company intends to disclose on the Company’s internet website any amendments to or waivers from its code of business conduct and ethics. Copies of the code of business conduct and ethics may be obtained, free of charge, from our internet website. Any shareholder also may obtain copies of the code of business conduct and ethics, free of charge, by sending a request in writing to: Mack-Cali Investor Relations Department, Harborside 3, 210 Hudson St., Ste. 400, Jersey City, NJ 07311.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Alan S. Bernikow, chairman, Alan R. Batkin, Frederic Cumenal, MaryAnne Gilmartin, and Nori Gerardo Lietz. The Audit Committee authorizes and approves the engagement of the Company’s independent registered public accountants, reviews with the Company’s independent registered public accountants the scope and results of the audit engagement, approves or establishes pre-approval policies for all professional audit and permissible non-audit services provided by the Company’s independent registered public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of the Company’s internal control over financial reporting, disclosure controls and procedures and internal audit function. The Audit Committee also assists the Board of Directors in overseeing (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the quarterly evaluation of the performance of the internal audit functions performed by the Company’s internal auditors, (4) the Company’s independent registered public accounting firm’s qualifications and independence, and (5) the performance of the Company’s independent registered public accountants. See “Report of the Audit Committee of the Board of Directors” below. The Board of Directors has determined that each of the members of the Audit Committee is an “independent” director within the meaning of the NYSE Independence Standards and Rule 10A-3 promulgated by the SEC under the Exchange Act. The Board of Directors also has determined that each of Alan R. Batkin, Alan S. Bernikow, Frederic Cumenal, MaryAnne Gilmartin, and Nori Gerardo Lietz satisfies applicable financial literacy standards of the NYSE, and that Alan S. Bernikow qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Audit Committee met four times during 2019.

Nominating Procedures

In 2019, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Our Company

One of the country’s leading Real Estate Investment Trusts (REITs), Mack-Cali Realty Corporation is an owner, manager and developer of premier office and luxury multifamily properties in select waterfront and transit-oriented markets throughout New Jersey. Mack-Cali is headquartered in Jersey City, New Jersey, and is the visionary behind the city’s flourishing waterfront, where the company is leading development, improvement and place-making initiatives for Harborside, a master-planned destination comprised of class A offices, luxury apartments, diverse retail and restaurants, and public spaces.

A fully-integrated and self-managed company, Mack-Cali has provided world-class management, leasing, and development services throughout New Jersey and the surrounding region for two decades. By regularly investing in its properties and innovative lifestyle amenity packages, Mack-Cali creates environments that empower tenants and residents to reimagine the way they work and live.

Our Named Executive Officers

In accordance with SEC rules, we provide enhanced disclosure of certain compensation arrangements with our “named executive officers,” which are defined by SEC rules to include our chief executive officer, Michael J. DeMarco, our chief financial officer, David J. Smetana, and our next three most highly compensated executive officers as of the end of our 2019 fiscal year, Marshall B. Tycher, Ricardo Cardoso and Gary T. Wagner.

Our Strategic Transformation

The Company is continuing to pursue a comprehensive strategic initiative that was developed by Mr. DeMarco after he joined the Company in 2015 (the “Strategic Plan”) which includes the following strategic objectives:

•	Diversify a portion of the Company’s real estate assets from almost exclusively commercial office properties to a mix of commercial office properties and multi-family residential properties;

•	Exit non-core assets;

•	Develop and acquire multi-family residential properties in core areas for the Company, including but not limited to the New Jersey waterfront area; and

•	Reduce expenses.

The Company’s Strategic Plan represents a major step in the transformation of the Company’s portfolio. The Company believes that the opportunity to invest in multi-family development properties at higher returns on cost will position the Company to potentially produce higher levels of net operating income than if the Company were to purchase only stabilized multi-family properties at market returns. However, the Company anticipates that income from its multi-family properties will increase over time as its development projects underway are placed in service. The Company continued to implement the Strategic Plan throughout 2019.

2019 Business Highlights

During 2019, the Company continued its further progress toward the strategic objectives set forth in the Strategic Plan. Specifically, the Company executed on the following key accomplishments:

•	Completed the sale of 64 non-core office properties, four multi-family rental properties and four developable land properties in New Jersey, Massachusetts and New York for net sales proceeds of approximately $1.1 billion;

•	Repaid all $675 million of outstanding borrowings under the Company’s term loans;

•	Acquired Soho Lofts and Liberty Towers, key Jersey City multi-family assets;

•	Continued the development of the Company’s core assets, with 6,896 operating residential units and hotel rooms, 1,942 residential units and hotel rooms in construction, and 5,957 residential developable units along the waterfront at December 31, 2019; and

•	Continued to reduce expenses in 2019 by reducing headcount and consolidating our Parsippany, New Jersey operations into our Jersey City, New Jersey headquarters to streamline efficiency.

Stockholder Say-on-Pay Advisory Vote

In 2019, we sought a stockholder say-on-pay advisory vote regarding executive compensation, and approximately 98.4% of the votes cast were in favor of our executive compensation. The Executive Compensation and Option Committee (the “Compensation Committee”) of the Board of Directors viewed this 98.4% stockholder approval as being strongly supportive of the actions undertaken by the Compensation Committee in 2017, 2018 and 2019. The Compensation Committee believes its compensation actions in 2019 aligned the Company’s executive compensation plans with stockholder expectations. We currently intend to continue to seek an annual stockholder say-on-pay advisory vote regarding executive compensation.

Executive Compensation Objectives	•	Attracting, motivating and retaining key talent;

	•	Tying compensation to the achievement of key short- and long-term objectives, including the Company’s Core FFO per share, Core Adjusted FFO per share, and specific strategic performance goals, in the case of the annual cash incentive program, and absolute and relative total shareholder return (“TSR”), in the case of the long-term incentive program; and

	•	Aligning management’s interests with those of stockholders.

Factors Guiding Compensation Decisions	•	Performance against pre-established short- and long-term objectives aligned with the Strategic Plan;

	•	Stockholder feedback;

	•	General market pay and governance practices; and

	•	Mitigating compensation risk.

Summary of 2019 Compensation Program for Mr. DeMarco, our Chief Executive Officer	•	No increase in base salary for 2019;

	•	Total compensation opportunities targeted at levels that are generally comparable to target total compensation levels for the chief executive officer of the Peer Group REITs (as defined below in the Compensation Discussion and Analysis under the heading “Process for Determining Compensation”);

	•	Eighty percent (80%) of the annual cash incentive plan award based on pre-determined financial performance objectives, which align compensation with key annual financial metrics (e.g., Core FFO and Core Adjusted FFO), and the remaining twenty percent (20%) based on certain non-financial strategic goals approved by the Compensation Committee;

•	Seventy-five percent (75%) of target long-term equity incentive awards allocated to performance-based long-term incentive plan (“LTIP”) units of limited partnership interests (“Units”) of the Operating Partnership granted under a multi-year, outperformance plan (the “2019 OPP”), under which the full awards will only be earned if, over the three-year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company is at or above the 75th percentile of TSR versus a peer group comprised of the equity office REITs in the NAREIT Equity Office Index. Fifty percent (50%) of awards earned based on performance are subject to an additional two-year ratable service-vesting period;

•	Twenty-five percent (25%) of target long-term equity incentive awards allocated to time-based LTIP Units that cliff-vest at the end of three years; and

•	In connection with the execution of a new employment agreement, a special award of 625,000 performance-based, “appreciation only” LTIP Units (“Class AO LTIP Units”). Class AO LTIP Units are similar to stock options in that they only have value to the extent the stock price appreciates above the grant price. In addition, certain stock price hurdles beginning at 16.5% above the grant price must be achieved for thirty consecutive trading days within four years of the grant for the special Class AO LTIP Units to vest.

The Compensation Committee believes that the Company’s overall executive compensation program incorporates many compensation elements that are considered best practices, including:

•	All of the Company’s equity compensation plans prohibit the repricing of underwater options and do not contain any evergreen features;

•	No current equity compensation agreements or awards for any executive officers provide for tax gross-up payments;

•	Executive perquisites are limited to vehicle allowances in de minimis amounts;

•	There are no minimum or guaranteed bonus or cash incentive plan amounts for any executive officers;

•	All severance arrangements with the Company’s current executive officers pursuant to their respective employment or LTIP Unit award agreements, as applicable, provide reasonable severance benefits, and require a double-trigger for payouts of severance and acceleration of equity in the event of a change of control;

•	Employees, officers and directors are prohibited from engaging in any margin, hedging, or pledging activities in respect of the Company’s securities; and

•	Equity ownership guidelines for the Chief Executive Officer require that he owns at least 250,000 equity securities of the Company, which he currently satisfies.

In addition, the Compensation Committee and the Board of Directors have committed to adopt, promptly upon effectiveness of final SEC and NYSE rules under Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a clawback policy for executive officers.

Realizable Pay

The majority of our Chief Executive Officer’s compensation opportunity is “at risk,” with annual cash incentives tied to financial and strategic performance goals, and vesting of seventy-five percent (75%) of annual long-term incentive awards subject to achievement of absolute and relative TSR hurdles. With respect to all of the long-term incentive awards, including the twenty-five percent (25%) of annual long-term incentive awards that are time-based, the ultimate value of any earned shares depends on the Company’s absolute TSR. Lastly, the special Class AO LTIP Unit award will not be earned unless challenging stock price hurdles are achieved for thirty consecutive trading days.

Our pay-for-performance philosophy can be illustrated by comparing total compensation (as disclosed in the “Summary Compensation Table” in the “Executive Compensation” section below) to “realizable” compensation, which after taking into account actual performance demonstrates alignment of pay and performance. “Realizable” compensation for 2019 included base salary, earned annual cash incentives for 2019 performance, and the value of equity granted in 2019 as of December 31, 2019, with the number of equity awards based on performance as of that date against goals for performance-based equity awards.

As discussed in more detail below, the Company met or exceeded each of the financial and strategic objectives for the 2019 annual cash incentive plan, which resulted in earned bonuses between target and maximum levels. However, our absolute and relative TSR as of December 31, 2019 were below threshold goals for the performance-based LTIPs granted in 2019 such that if the performance period for the 2019 grants had ended on December 31, 2019, none of the performance-based LTIPs would have vested. Although our absolute TSR was below the threshold required for the performance-based LTIPs to be earned, our absolute TSR (i.e., share price appreciation plus dividends, assuming reinvestment) was positive such that the value at December 31, 2019 of the time-based LTIPs granted in 2019 was greater than their grant-date fair value. In addition, our stock price was below the price-vesting hurdles for the special Class AO LTIPs such that none of these awards would have been earned at December 31, 2019.

Overall, as of December 31, 2019, “realizable” pay for our Chief Executive Officer was approximately thirty-nine percent (39%) of the value of total compensation disclosed in the Summary Compensation Table. The table below compares the values of each element of our Chief Executive Officer’s compensation for 2019 (as reported in the Summary Compensation Table) to the realizable values for each such element of compensation, as of December 31, 2019.

Chief Executive Officer
2019 Realizable Pay

Form of Compensation	Summary Compensation Table Value		“Realizable” Compensation Value as of 12/31/19
Base Salary	$800,000		$800,000
Annual Cash Incentive Plan Award	$1,680,000		$1,680,000
Annual Long-Term Incentive Plan Awards:
Performance-Based LTIPs	$2,999,995	(1)	$0	(2)
Time-Based LTIPs	$1,000,000	(1)	$1,061,702	(2)
Class AO LTIPs	$2,487,500	(1)	$0	(2)
TOTAL:	$8,967,501		$3,541,702

______________

(1)	Amounts are the grant date fair value of equity awards calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”).

(2)	Amounts calculated based on an equity value of $23.13 as of December 31, 2019, the closing price of the Common Stock as reported on the NYSE on December 31, 2019.

Compensation Consultant

Role of the Compensation Consultant. In 2019, the Compensation Committee retained FW Cook as its independent compensation consultant (the “Compensation Consultant”) to assist with structuring the Company’s various compensation programs and determining appropriate levels of salary, annual cash incentive plan and other compensatory awards payable to the Company’s executive officers and key employees. In 2019, FW Cook assisted on all relevant matters, including assisting with respect to: (i) assessing the Company’s and management’s performance relative to the Peer Group REITs; (ii) market ranges for salaries, annual cash incentive and long-term incentive compensation opportunities; (iii) compensation and governance practices relative to ISS and Glass Lewis policy guidelines; and (iv) structuring annual and long-term incentive compensation plans for management.

Determination of Compensation Consultant’s Objectivity. The Compensation Committee recognizes that it is essential to receive objective advice from its outside compensation consultant. FW Cook was engaged by the Compensation Committee to act as an independent outside consultant to the Compensation Committee. The Compensation Committee closely examines the safeguards and steps that FW Cook takes to ensure that its executive compensation consulting services are objective. The Compensation Committee takes into consideration that:

•	The Compensation Committee hired and has the authority to terminate the engagement of its consultants for executive compensation related services;

•	The compensation consultant is engaged by and reports directly to the Compensation Committee for all executive compensation services; and

•	The compensation consultant has direct access to members of the Compensation Committee during and between meetings.

FW Cook performed only executive, board and other compensation-related services for the Compensation Committee, and did not perform, directly or indirectly through an affiliate, any other services for the Company in 2019. Based on a consideration of factors deemed relevant to the Compensation Committee regarding FW Cook, including without limitation the independence factors specified in Section 303A.05 of the NYSE Listed Company Manual, including the nature of the services provided, the amount of the compensation consultant’s fees, its policies and procedures to prevent conflicts of interest, its business or personal relationships with our directors and executive officers, and its stock ownership in us, the Compensation Committee concluded that FW Cook is independent and that the work that they perform for the Compensation Committee has not raised any conflict of interest.

Process for Determining Compensation

For its competitive analysis to assist the Committee in developing pay opportunities for 2019, FW Cook used a peer group consisting of the following fourteen office and diversified REITs: Brandywine Realty Trust, Columbia Property Trust, Corporate Office Properties Trust, Inc., Cousins Properties, Douglas Emmett, Inc., Empire State Realty Trust, Equity Commonwealth, Gramercy Property Trust, Highwoods Properties, Inc., Hudson Pacific Properties, Lexington Realty Trust, Paramount Group, Inc., Piedmont Office Realty Trust, and Washington REIT (collectively, the “Peer Group REITs”). The Compensation Committee used this analysis to evaluate the competitiveness of base salary, target annual cash incentive plan award, equity awards and target total compensation opportunities for the named executive officers, including the assessment of individual components of compensation. The Compensation Committee did not target a specific percentile of the Peer Group REITs for any compensation determinations but used the compensation data from Peer Group REITs as a factor in determining the appropriateness of compensation amounts generally.

The Compensation Committee, with assistance from the Compensation Consultant, and based upon the recommendations of the Chief Executive Officer with respect to the other named executive officers, determines the appropriate combination of cash and equity-based compensation to pay to the Company’s executives and establishes performance metrics for annual cash incentive plan awards in consideration of its primary objectives with respect to executive compensation. In determining the appropriate mix of such compensation and the appropriate amounts of any discretionary components, the Compensation Committee considers the Compensation Consultant’s competitive analyses of the Company’s overall compensation arrangements. The Chief Executive Officer is responsible for the strategic direction and long-term planning for the Company and oversees the day to day performance of the other named executive officers. As such, the Compensation Committee believes that the input of the Chief Executive Officer is necessary information for it to evaluate the performance of the other named executive officers and make recommendations for their compensation packages. While the Compensation Committee considers the recommendations of the Chief Executive Officer with respect to his own compensation, the Chief Executive Officer does not participate in the Compensation Committee’s determination of his own compensation and the Compensation Committee’s determinations with respect to the Chief Executive Officer’s compensation are not based on such recommendations.

The performance of the Company’s named executive officers was evaluated as of the end of 2019 (in the first quarter of 2020, after all financial information relative to the 2019 performance metrics for the annual cash incentive plan awards had been determined based on the Company’s annual report on Form 10-K for the year ended December 31, 2019) by the Compensation Committee, with assistance from the Compensation Consultant, to determine performance relative to the 2019 performance metrics for the annual cash incentive plan awards.

Components of Compensation in 2019

For 2019, the Company’s core executive compensation program consisted of the following elements: (1) annual base salary; (2) annual cash incentive plan award; and (3) awards of performance-based and service-based LTIP Units of the Operating Partnership.

The allocation of each component of executive compensation was determined by the Compensation Committee, based upon its review of the Peer Group REIT data compiled by its Compensation Consultant and input from the Chief Executive Officer. Pursuant to the authority vested in the Compensation Committee set forth in its charter, it has complete discretion with respect to the compensation of the named executive officers.

Base Salaries. Base salaries are the fixed component of total compensation, and are established at levels the Compensation Committee deems appropriate for the function each executive officer performs. Base salaries are reviewed annually and with assistance from the Compensation Consultant and may be adjusted upward by the Compensation Committee from time to time. The table below sets forth the base salaries for the named executive officers in 2018 and 2019:

Executive Officer	2018 Base Salary	2019 Base Salary
Michael J. DeMarco	$800,000	$800,000
Marshall B. Tycher	$800,000	$800,000
David J. Smetana	$450,000	$450,000
Ricardo Cardoso	$450,000	$450,000
Gary T. Wagner	$450,000	$450,000

The Compensation Committee determined that 2019 base salaries for each of the named executive officers would remain the same as their 2018 base salaries.

Annual Cash Incentive Plan Compensation. The Company’s policy of awarding annual cash incentive plan awards is designed to specifically relate executive pay to Company and individual performance and to provide financial rewards for the achievement of substantive Company objectives.

In March 2019, the Compensation Committee adopted and the Board of Directors approved an annual cash incentive plan for the named executive officers for 2019, which was designed to directly support the Company’s short-term goals in furtherance of the Strategic Plan.

For 2019, the Compensation Committee established annual cash incentive award opportunities for each named executive officer as a percentage of base salary, which awards were fixed by the terms of their respective employment agreements, as follows:

Executive	Threshold	Target	Maximum
Michael J. DeMarco	75%	150%	250%
Marshall B. Tycher	50%	125%	200%
David J. Smetana	50%	75%	100%
Ricardo Cardoso	50%	75%	100%
Gary T. Wagner	50%	75%	100%

The determination of 2019 annual cash incentive plan awards for the named executive officers was based on the achievement of certain performance measures approved by the Compensation Committee and ratified and adopted by the Board of Directors were as follows:

Metric	Weight	Threshold	Target	Maximum
Core Funds From Operations (FFO) per Share(1)	40%	$1.58	$1.65	$1.72
Core Adjusted FFO per Share(2)	40%	$0.73	$0.80	$0.87
Non-Financial Strategic Objectives(3)	20%	Determined by the Compensation Committee

(1)	Core FFO is defined as FFO, as adjusted for items that may distort the comparative measurement of the Company’s performance over time. For a reconciliation of FFO to net income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations, beginning on page 62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(2)	Core Adjusted FFO is defined as Core FFO less (i) tenant improvements, leasing commissions and capital expenditures, (ii) straight-line rents and amortization of acquired below-market leases, and (iii) other non-cash, income, plus (iv) other non-cash charges, and subject to adjustment for extraordinary leasing commissions payable in connection with large waterfront leases and other one-time costs with respect to defense suits and litigation relating to payroll taxes.

(3)	The non-financial strategic objectives consisted of the following performance goals:

(i) the completion of the sale of the Company’s Flex Portfolio at its net asset value (NAV) midpoint of $550 million or higher;

(ii) the repayment of certain unsecured debt borrowings from the proceeds of the Flex Portfolio sale;

(iii) the acquisition of Soho Lofts, a key Jersey City multi-family asset, and completion of a subsequent follow-on secured financing;

(iv) the elimination of certain joint venture interests and dispositions of other non-core properties; and

(v) the Company’s leasing activity, as determined by the Compensation Committee based on one or more objective criteria, including total new leasing of 500,000 square feet or more and total new leasing of Waterfront properties of 300,000 square feet or more.

Target Core FFO per share was set by the Compensation Committee at the midpoint of the Core FFO per share guidance published by the Company in February 2019. The Target Core FFO and Target Core Adjusted FFO for 2019 were lower than the Target Core FFO and Target Core Adjusted FFO goals for 2018 based on the reduction of the properties in the Company’s portfolio resulting from the disposition of sixty-four office properties, four multi-family rental properties and four developable land properties in 2019 for net sales proceeds of approximately $1.1 billion pursuant to the Strategic Plan. The deployment of proceeds from those dispositions to repay outstanding debt of the Company and investment in multi-family residential acquisitions and development were not expected to contribute to FFO in 2019. The non-financial strategic objectives for the Company’s 2019 annual cash incentive plan were approved by the Compensation Committee based on the Company’s 2019 strategic plan.

In March 2020, after the filing of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, the Compensation Committee assessed the performance of the named executive officers in 2019 relative to the above 2019 performance measures for the Company and made the following determination:

•	the Core FFO per Share for the year was $1.62, and the Compensation Committee determined that this performance metric was achieved at the equivalent target level of $1.65 because the $0.03 variance was attributable to an accounting change relating to the Company’s implementation of ASC Topic 842;

•	the Core Adjusted FFO per Share was $0.98, exceeding the maximum performance goal; and

•	the Company met or exceeded each of the non-financial strategic objectives described in footnote 3(i)-(v) above, and the Compensation Committee determined that all of the named executive officers contributed substantially to the achievement of these objectives and that this performance goal was met at the maximum level for all of the named executive officers.

Accordingly, the total 2019 cash incentive plan payouts for each of the named executive officers under the cash incentive plan were as follows:

Executive Officer	2019 Bonus
Michael J. DeMarco	$1,680,000
Marshall B. Tycher	$1,360,000
David J. Smetana	$405,000
Ricardo Cardoso	$405,000
Gary T. Wagner	$405,000

Long-Term Incentives. The Company utilizes long-term incentive compensation in the form of service-based and performance-based equity awards to focus executives on the long-term performance of the Company, retain key executives, to align their interests with those of our stockholders, and to promote the success and enhance the value of the Company. The Compensation Committee, together with the Compensation Consultant, designed the long-term incentives for the named executive officers to be strongly tied to objective, quantifiable long-term performance metrics in line with current trends and recognized corporate governance “best practices.”

2019 Long-Term Incentive Grants. In March 2019, the Compensation Committee adopted and the Board of Directors approved the grant of long-term incentive plan (“LTIP”) awards to the management teams of the Company and Roseland, including all of the Company’s executive officers (the “2019 LTIP Awards”). The design of the program was similar to the design of the LTIP Awards granted to the management team of the Company in 2017 and 2018. All of the 2019 LTIP Awards were in the form of LTIP Units and were made under the stockholder approved Mack-Cali Realty Corporation 2013 Incentive Stock Plan (the “2013 Plan”).

As with the 2017 and 2018 equity awards, the Compensation Committee determined to award a portion of the 2019 LTIP Awards in the form of performance-based awards, pursuant to the 2019 Outperformance Plan adopted by the Company’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreements (the “2019 OPP”), to better align executive and stockholder interests by tying executive performance to TSR. For Mr. DeMarco, approximately seventy-five percent (75%) of the target 2019 LTIP Awards were in the form of performance-based LTIP Units under the 2019 OPP (the “2019 PBV LTIP Units”), and the remaining approximately twenty-five percent (25%) of his 2019 LTIP Awards were in the form of time-based LTIP Units that will vest after three years on March 22, 2022 (the “2019 TBV LTIP Units”). For Messrs. Tycher, Smetana, Cardoso and Wagner, fifty percent (50%) of their respective 2019 LTIP Awards were in the form of 2019 PBV LTIP Units and the remaining fifty percent (50%) of their respective 2019 LTIP Awards were in the form of 2019 TBV LTIP Units.

The 2019 OPP was designed to align the interests of senior management to relative and absolute stock performance of the Company over a three-year performance period from March 22, 2019 through March 21, 2022. Participants in the 2019 OPP will only earn the full awards if, over the three-year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company’s TSR is in the 75th percentile of performance as compared to the peer group of equity office REITs in the NAREIT index (the “TSR Peer Group”).

Under the 2019 OPP, executive officers who received 2019 PBV LTIP Awards have the opportunity to vest such awards in 2019 PBV LTIP Units, which ultimately may be settled in shares of Common Stock, according to the following schedule, with linear interpolation for performance between the specified levels:

	Absolute TSR (50% of total 2019 PBV LTIP Units)		Relative TSR (50% of total 2019 PBV LTIP Units)
Performance Level	Company Absolute 3-Year TSR	Payout as % of Maximum LTIP Units	CLI 3-Year TSR Percentile Rank	Payout as % of Maximum LTIP Units
< Threshold	< 18%	0%	<35th Percentile	0%
Threshold	18%	25%	35th Percentile	25%
Target	27%	62.5%	55th Percentile	62.5%
Maximum	36%	100%	75th Percentile	100%

The threshold, target and maximum TSR metrics were designed to promote value creation over a long-term period and reward management only after our stockholders receive a meaningful return. If the designated performance objectives are achieved, 2019 PBV LTIP Units are also subject to further time-based vesting requirements, with fifty percent (50%) of the 2019 PBV LTIP Units vesting at the end of the performance period on March 21, 2022, and the remaining fifty percent (50%) of the 2019 PBV LTIP Units vesting in two equal installments on March 21, 2023 and March 21, 2024.

The named executive officers of the Company received the following 2019 LTIP Awards in the amounts set forth in the table below.

Executive Officer	2019 TBV LTIP Units(1)	2019 Maximum PBV LTIP Units(2)
Michael J. DeMarco	44,683	245,298
Marshall B. Tycher	44,683	81,766
David J. Smetana	8,973	16,353
Ricardo Cardoso	8,973	16,353
Gary T. Wagner	8,973	16,353

(1)	2019 TBV LTIP Units have a grant date fair value of $22.38 per LTIP Unit calculated in accordance with ASC 718 based on the closing price of the Common Stock, as reported on the NYSE on March 21, 2019.

(2)	2019 PBV LTIP Units have a grant date fair value of $12.23 per LTIP Unit calculated in accordance with ASC 718 using the Monte Carlo Method.

LTIP Units were issued on March 22, 2019, but will remain subject to forfeiture depending on the extent that the 2019 LTIP Awards vest. The number of LTIP Units initially issued to recipients of the 2019 PBV LTIP Awards was the maximum number of LTIP Units that may be earned under the awards. The number of 2019 PBV LTIP Units that actually vest for each award recipient (subject to the time-based vesting requirements) will be determined at the end of the performance measurement period. TSR for the Company and for the TSR Peer Group over the three-year measurement period and other circumstances will determine how many 2019 PBV LTIP Units vest for each recipient (subject to the time-based vesting requirements); if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on a Common Unit, but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90%) of regular quarterly distributions payable on a Common Unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2019 TBV LTIP Units or the end of the measurement period for the 2019 PBV LTIP Units, holders of LTIP Units, both vested and unvested pending satisfaction of the time-based vesting requirements, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a Common Unit.

LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes. As a general matter, the profits interest characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to a Common Unit. If and when events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to Common Units on a one-for-one basis. After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to Common Units, LTIP Units may be converted on a one-for-one basis into Common Units. Common Units in turn have a one-for-one relationship in value with shares of Common Stock, and are redeemable on a one-for-one basis for cash or, at the election of the Company, shares of Common Stock.

On March 22, 2019, the Company in its capacity as sole general partner of the Operating Partnership, adopted the Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of December 11, 1997 (as amended, the “Partnership Agreement”), to create new classes of LTIP Units under the Partnership Agreement in connection with the 2019 LTIP Awards.

Mr. DeMarco Class AO LTIP Units. On March 13, 2019, the Company entered into a new employment agreement with Mr. DeMarco (the “2019 DeMarco Employment Agreement”) pursuant to which Mr. DeMarco was issued 625,000 Class AO LTIP Units in the Operating Partnership. The Class AO LTIP Units were awarded to Mr. DeMarco to incentivize him to enter into the 2019 DeMarco Employment Agreement after the expiration of his previous employment agreement and to create incentives for Mr. DeMarco to drive stockholder value creation. The Board of Directors believes that retaining Mr. DeMarco’s continuing services as Chief Executive Officer has been critical to the successful completion of the Company’s ongoing strategic transformation, which Mr. DeMarco has led since he joined the Company in June 2015. As “appreciation only” LTIP Units, the Class AO LTIP Units are structured as the economic equivalent of stock options, such that Mr. DeMarco will only realize any value from the Class AO LTIP Units if the Company’s stock price appreciates at least 16.5% during the term of the 2019 DeMarco Employment Agreement for the initial tranche of Class AO LTIP Units to vest. These price vesting conditions (described below) must be achieved prior to March 13, 2023 for the Class AO LTIP Units to vest. Class AO LTIP Units are intended to qualify as “profits interests” for federal income tax purposes and generally allow the recipient to realize value only to the extent the Common Stock trades at a price per share that exceeds $21.46, the closing price of the Common Stock, as reported on the NYSE, on the date of grant, subject to any vesting conditions applicable to the award. The Class AO LTIP Units issued to Mr. DeMarco are subject to the following vesting conditions:

(i)	250,000 of the Class AO LTIP Units will vest if the closing price of the Common Stock, as reported on the NYSE, has been equal to or greater than $25.00 per share for at least thirty consecutive trading days within four years of the date of grant (i.e., prior to March 13, 2023);

(ii)	an additional 250,000 of the Class AO LTIP Units will vest if the closing price of the Common Stock, as reported on the NYSE, has been equal to or greater than $28.00 per share for at least thirty consecutive trading days within four years of the date of grant; and

(iii)	an additional 125,000 of the Class AO LTIP Units will vest on the earliest date on which the closing price of the Common Stock, as reported on the NYSE, has been equal to or greater than $31.00 per share for at least thirty consecutive trading days within four years of the date of grant.

The value of vested Class AO LTIP Units, if any, is realized through conversion of the Class AO LTIP Units into Common Units. The number of Common Units into which vested Class AO LTIP Units may be converted is determined based on the quotient of (i) the excess of the closing price of the Common Stock, as reported on the NYSE, on the conversion date over $21.46, divided by (ii) the closing price of the Common Stock, as reported on the NYSE, on the conversion date. Vested Class AO LTIP Units may be converted into Common Units within ten years of the date of grant. For more information about the Class AO LTIP Units, see “Executive Compensation - Employment Contracts; Potential Payments Upon Termination or Change in Control - Michael J. DeMarco Class AO LTIP Award Agreement.”

2017 Outperformance Plan (“2017 OPP”). On April 4, 2017, the Company granted LTIP awards to senior management of the Company, including the Company’s executive officers (the “2017 LTIP Awards”). All of the 2017 LTIP Awards were in the form of LTIP Units in the Operating Partnership and constitute awards under the 2013 Plan. For Messrs. DeMarco and Tycher, approximately twenty-five percent (25%) of the target 2017 LTIP Award was in the form of a time-based award that vested after three years on April 4, 2020 (the “2017 TBV LTIP Units”), and the remaining approximately seventy-five percent (75%) of the target 2017 LTIP Award was in the form of a performance-based award (the “2017 PBV LTIP Units”) under an Outperformance Plan adopted by the Company’s Board of Directors consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2017 OPP”). For all other executive officers, approximately forty percent (40%) of the target 2017 LTIP Award was in the form of 2017 TBV LTIP Units and the remaining approximately sixty percent (60%) of the target 2017 LTIP Award was in the form of 2017 PBV LTIP Units. The 2017 TBV LTIP Units vested on April 4, 2020.

The 2017 OPP was designed to align the interests of senior management to relative and absolute stock performance of the Company over a three-year performance period from April 4, 2017 through April 3, 2020. Participants in the 2017 OPP would only earn the full awards if, over the three-year performance period, the Company had achieved a thirty-six percent (36%) absolute TSR and if the Company had been in the 75th percentile of performance versus the TSR Peer Group. As the performance targets for vesting were not achieved, the 2017 PBV LTIP Units did not vest and were forfeited.

Severance and Change-in-Control Payments. Each of our named executive officers for 2019 was subject to an employment agreement with the Company. These agreements provide for certain severance benefits in the event of termination of their employment in certain circumstances. These benefits are commonly offered among peer companies, and therefore enable us to attract and retain key talent. In particular, they ensure the retention of our named executive officers when considering potential transactions which may create uncertainty as to their continued employment. The employment agreements for each of the named executive officers that were in effect in 2019 provided for severance payments in the event of involuntary termination without cause or constructive termination for good reason and double trigger severance benefits in the event of a change in control that are generally one and one-half (1.5) or two (2.0) times the sum of annual base salary and bonus for the named executive officer. See “Executive Compensation—Employment Contracts; Potential Payments Upon Termination or Change in Control” for a summary of the terms and conditions of the severance provisions in the employment agreements of the named executive officers.

Benefits and Other Compensation

401(k) Savings Plan. The Company maintains a tax-qualified defined contribution plan (the “401(k) Plan”) for the benefit of all its eligible employees, including the named executive officers. The provisions and features of the plan apply to all participants in the plan, including the named executive officers. Eligible employees may elect to defer from one percent (1%) up to sixty percent (60%) of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always one-hundred percent (100%) vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of twenty percent (20%) per year, becoming one-hundred percent (100%) vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. In 2019, there were $773,000 in discretionary matching or profit sharing contributions made by the Company to the plan on behalf of all employees, including $42,000 on behalf of the named executive officers.

Other Compensation. The Company offers limited perquisites to certain of its executive officers in the form of vehicle allowances. See note 3 under “Executive Compensation—Summary Compensation Table.” The Company does not offer qualified or non-qualified defined benefit plans to its executive officers or employees, nor does it offer non-qualified defined contribution plans.

Equity Ownership Guidelines

The Company has Equity Ownership Guidelines for the Chief Executive Officer. The Compensation Committee believes the Equity Ownership Guidelines further align the interests of the Chief Executive Officer with stockholder value and requires the executive to own an aggregate of 250,000 shares of the Common Stock (“Shares”) or any derivatives that may be settled in shares of the Common Stock (“Derivatives”), in any combination of Shares or Derivatives as determined in the sole discretion of the executive. The Chief Executive Officer currently satisfies these ownership guidelines.

Anti-Hedging/Anti-Pledging Policy

The Board of Directors has adopted a policy that provides that executive officers, employees, and directors may not acquire securities issued by the Company or any of its affiliates using borrowed funds, may not use margin in respect of securities issued by the Company or any of its affiliates, may not pledge securities issued by the Company or any of its affiliates as collateral, and may not engage in hedging or other transactions with respect to their ownership of securities issued by the Company or its affiliates, each of which the Board of Directors believes would be inconsistent with the purposes and intent of the stock ownership guidelines applicable to directors and the Chief Executive Officer.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Company’s proxy statement relating to the Annual Meeting of stockholders to be held on June 10, 2020. This report is provided by the following independent directors, who comprise all of the members of the Compensation Committee:

EXECUTIVE COMPENSATION AND OPTION
COMMITTEE OF THE BOARD OF
DIRECTORS
Lisa Myers, Chairman
Laura H. Pomerantz
Irvin D. Reid
Rebecca Robertson

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Lisa Myers, Chairman, Laura H. Pomerantz, Irvin D. Reid and Rebecca Robertson. No member of the Compensation Committee was at any time in 2019 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure as a related-person transaction in the section “Certain Relationships and Related Transactions.” No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or Compensation Committee at any time in 2019.

Compensation Risk Assessment

In setting compensation, the Compensation Committee considers the risks to our stockholders and to achievement of our goals that may be inherent in our compensation programs. At the direction of the Compensation Committee, we conducted a risk assessment of our compensation programs, including our executive compensation programs. The Compensation Committee reviewed and discussed the findings of this assessment and concluded that our compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and do not incent employees to take unnecessary or excessive risks. Although a significant portion of our executive’s compensation is performance-based and “at-risk,” we believe our executive compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on the Company. We considered the following elements of our executive compensation plans and policies when evaluating whether such plans and policies encourage our executives to take unreasonable risks:

•	We set performance criteria that we believe are reasonable in light of past performance and market conditions, and we use a variety of performance metrics that we believe correlate to long-term creation of stockholder value and that are affected by management decisions;

•	Our executive compensation program includes an appropriate balance of fixed versus variable pay, cash versus equity, and short-term versus long-term incentive compensation elements.

•	We provide a significant portion of long-term incentive compensation in the form of LTIP Units. The amounts ultimately earned under the awards are tied to how we perform over a three-year measurement period based on attainment of absolute and relative TSR performance, and a portion of the LTIP Units are subject to additional years of service vesting, which focuses management on sustaining our long-term performance;

•	Assuming achievement of at least a minimum level of performance, payouts under our performance-based awards have a range of payout opportunity and may result in some compensation at levels below full target achievement, rather than an “all-or-nothing” approach; and

•	The Compensation Committee considers non-financial and other qualitative performance factors in determining actual compensation payouts.

In sum, we believe our executive compensation program is structured so that (i) we maintain a conservative risk profile that and aims to achieve strong stockholder returns and long-term results; (ii) we avoid the type of disproportionately large short-term incentives that could encourage executives to take risks that may not be in our long-term interests; (iii) we provide incentives to manage for long-term performance; and (iv) a considerable amount of wealth of our executives is tied to our long-term success. We believe this combination of factors encourages our executives to manage the Company in a prudent manner. The Compensation Committee specifically considered compensation risk implications during its deliberations on annual cash incentive plan awards and performance metrics for all executive officers.

EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation of all persons who served as chief executive officer or chief financial officer during 2019, and the three most highly compensated executive officers of the Company other than those persons who served as chief executive officer or chief financial officer in 2019 (collectively, the “Named Executive Officers”) for the Company’s fiscal years ended December 31, 2019, 2018 and 2017, respectively:

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)		Option Awards($)		Non-Equity Incentive Plan Compensation($)(1)	All Other Compensation($)		Total ($)
Michael J. DeMarco	2019	800,000		4,000,001	(2)	2,487,500	(2)	1,680,000	—		8,967,501
Chief Executive Officer	2018	800,000		3,999,999				1,312,000	—		6,111,999
	2017	800,000		3,499,988				1,160,000	—		5,459,988

Marshall B. Tycher	2019	800,000		2,000,004	(2)			1,360,000	7,615	(3)	4,167,619
Chairman of Roseland	2018	800,000		2,199,995				1,312,000	18,000		4,329,995
	2017	800,000		2,199,999				1,160,000	18,000		4,177,999

David J. Smetana	2019	450,000		400,007	(2)			405,000	15,600	(3)	1,270,607
Chief Financial Officer	2018	402,281		300,009				396,000	13,800		1,112,090

Ricardo Cardoso	2019	450,000		400,007	(2)			405,000	15,600	(3)	1,270,607
Chief Investment Officer	2018	450,000		399,995				396,000	15,600		1,261,595

Gary T. Wagner	2019	450,000		400,007	(2)			405,000	6,600	(3)	1,261,607
General Counsel and Secretary	2018	450,000		399,995	(2)			396,000	15,600		1,261,595

(1)	The 2019 annual cash incentive plan awards were paid on February 28, 2020 in respect of 2019 performance based on the achievement of the 2019 performance metrics. See “Compensation Discussion and Analysis—Components of Compensation in 2019—Annual Cash Incentive Plan Compensation” above.

(2)	Amounts shown represent the grant date fair value of LTIP Unit awards granted to each of the Named Executive Officers in 2019, as calculated in accordance with ASC 718. For a discussion of the Company’s assumptions and accounting treatment of its equity compensation awards, see Note 2: Significant Accounting Policies—Stock Compensation, to the Company’s financial statements beginning on page 92 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In 2019, the grant date fair value of LTIP Unit awards subject to time-based vesting conditions for Messrs. DeMarco, Tycher, Smetana, Cardoso and Wagner in the amounts of 44,683, 44,683, 8,937, 8,937 and 8,937 LTIP Units, respectively, was $22.38 per Unit, the closing price of the Common Stock as reported on the NYSE on March 21, 2019, disregarding for this purpose the estimate of forfeitures related to time-based vesting conditions. In 2019, the grant date fair values for the LTIP Unit awards subject to performance-based vesting conditions for Messrs. DeMarco, Tycher, Smetana, Cardoso and Wagner, in the maximum amounts of 245,298, 81,766, 16,353, 16,353 and 16,353 LTIP Units, respectively, was $12.23 per Unit calculated using the Monte Carlo method, disregarding for this purpose the estimate of forfeitures related to time-based vesting conditions. In addition, on March 13, 2019, Mr. DeMarco was granted 625,000 Class AO LTIP Units with a grant date fair value of $3.98 per Unit calculated using the Monte Carlo method, disregarding for this purpose the estimate of forfeitures related to price-based and time-based vesting conditions.

(3)	Includes annual vehicle allowances for Messrs. Tycher, Smetana, Cardoso, and Wagner, respectively.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units(2)	Options(3)	($) (3)	Awards($)
Michael J. DeMarco	3/13/2019							—	625,000	21.46	2,487,500	(3)
	3/22/2019				62,325	153,311	245,298	—	—		2,999,995	(1)
	3/22/2019				—	—	—	44,683	—		1,000,006	(2)
		600,000	1,200,000	2,000,000
Marshall B. Tycher	3/22/2019				20,442	51,104	81,766	—	—		999,998	(1)
	3/22/2019				—	—	—	44,683	—		1,000,006	(2)
		400,000	1,000,000	1,600,000
David J. Smetana	3/22/2019				4,088	10,221	16,353	—	—		199,997	(1)
	3/22/2019				—	—	—	8,973	—		200,816	(2)
		225,000	337,500	450,000
Ricardo Cardoso	3/22/2019				4,088	10,221	16,353	—	—		199,997	(1)
	3/22/2019				—	—	—	8,973	—		200,816	(2)
		225,000	337,500	450,000
Gary T. Wagner	3/22/2019				4,088	10,221	16,353	—	—		199,997	(1)
	3/22/2019				—	—	—	8,973	—		200,816	(2)
		225,000	337,500	450,000

(1)	Represents LTIP Unit awards subject to performance-based vesting conditions. The grant date fair value of $12.23 per LTIP Unit was calculated using the Monte Carlo method, disregarding for this purpose the estimate of forfeitures related to time-based vesting conditions, and is consistent with the estimate of aggregate compensation cost to be recognized over the service period determined in accordance with ASC 718 in accordance with Instruction 8 to Item 402(d) of Regulation S-K. The LTIP Units subject to performance-based vesting may be earned after the end of the three-year performance period ending March 21, 2022, with fifty percent (50%) of the LTIP Units based on the achievement of absolute TSR and fifty percent (50%) based on achievement of relative TSR. Fifty percent (50%) of earned performance-based LTIP Units vest on March 21, 2022, and the remainder vest in two equal installments of twenty-five percent (25%) each on March 21, 2023 and March 21, 2024. See “Compensation Discussion and Analysis—Components of Compensation in 2019—Long Term Incentives.”

(2)	Represents LTIP Unit awards subject to time-based vesting conditions with a grant date fair value per Unit of $22.38, the closing price of the Common Stock as reported on the NYSE on March 21, 2019, disregarding for this purpose the estimate of forfeitures related to time-based vesting conditions. The LTIP Units subject to time-based vesting shall vest after three years on March 22, 2022. See “Compensation Discussion and Analysis—Components of Compensation in 2019—Long-Term Incentives.”

(3)	Represents Class AO LTIP Unit award subject to price-based and time-based vesting conditions. The grant date fair value of $3.98 per LTIP Unit was calculated using the Monte Carlo method, disregarding for this purpose the estimate of forfeitures related to price-based and time-based vesting conditions, and is consistent with the estimate of aggregate compensation cost to be recognized over the service period determined in accordance with ASC 718 in accordance with Instruction 8 to Item 402(d) of Regulation S-K. In order to meet the performance condition requirements, the Common Stock must trade at or above (i) $25.00 per share for at least 30 consecutive trading days for the first tranche of 250,000 Class AO LTIPs to vest, (ii) $28.00 per share for at least 30 consecutive trading days for the second tranche of 250,000 Class AO LTIPs to vest, and (iii) $31.00 per share for at least 30 consecutive trading days for the third tranche of 125,000 Class AO LTIPs to vest, in each case during the four-year vesting period. If these performance conditions are not met during the four-year vesting period, then the Class AO LTIPs will lapse without any value. If the performance criteria are met during the four-year vesting period, the AO Class AO LTIPs will have the full ten-year term to exercise. The value of vested Class AO LTIP Units, if any, is realized through conversion of the Class AO LTIP Units into Common Units. The number of Common Units into which vested Class AO LTIP Units may be converted is determined based on the quotient of (i) the excess of the closing price of the Common Stock, as reported on the NYSE, on the conversion date over $21.46, divided by (ii) the closing price of the Common Stock, as reported on the NYSE, on the conversion date.

On March 22, 2019, the Company granted the 2019 LTIP Awards to senior management of the Company, including the Company’s executive officers. All of the 2019 LTIP Awards were in the form of LTIP Units and constituted awards under the 2013 Plan. For Mr. DeMarco, approximately twenty-five percent (25%) of the target 2019 LTIP Awards were in the form of 2019 TBV LTIP Units, which will vest after three years on March 22, 2022, and the remaining approximately seventy-five percent (75%) of his 2019 LTIP Awards were in the form of 2019 PBV LTIP Units under the 2019 OPP. For Messrs. Tycher, Smetana, Cardoso and Wagner, fifty percent (50%) of their respective 2019 LTIP Awards were in the form of 2019 TBV LTIP Units and the remaining fifty percent (50%) of their respective 2019 LTIP Awards were in the form of 2019 PBV LTIP Units.

The 2019 OPP was designed to align the interests of senior management to relative and absolute stock performance of the Company over a three-year performance period from March 22, 2019 through March 21, 2022. Participants of performance-based awards in the 2019 OPP will only earn the full awards if, over the three-year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company’s TSR is in the 75th percentile of performance as compared to the TSR Peer Group.

If the designated performance objectives are achieved, 2019 PBV LTIP Units are also subject to further time-based vesting requirements, with fifty percent (50%) of the 2019 PBV LTIP Units vesting at the end of the performance period on March 21, 2022, and the remaining fifty percent (50%) of the 2019 PBV LTIP Units vesting in two equal installments on March 21, 2023 and March 21, 2024.

LTIP Units will remain subject to forfeiture depending on the extent that the 2017 LTIP Awards, 2018 LTIP Awards and 2019 LTIP Awards vest. The number of LTIP Units initially issued to recipients of the 2017 PBV LTIP Awards, 2018 PBV LTIP Awards and 2019 PBV LTIP Awards was the maximum number of LTIP Units that may be earned under the applicable awards. The performance targets for vesting of the 2017 PBV LTIP Awards were not achieved as of April 3, 2020. As a result, none of the 2017 PBV LTIP Units subject to such award vested and all were forfeited by the employees and cancelled by the Company, including 349,177 2017 PBV LTIP Awards held by the Named Executive Officers. With respect to the 2018 PBV LTIP Awards and 2019 PBV LTIP Awards, the number of LTIP Units that actually vest for each award recipient (subject to the time-based vesting requirements of the applicable awards) will be determined at the end of the performance measurement period of the applicable awards. TSR for the Company and for the TSR Peer Group over the three-year measurement period of the applicable awards and other circumstances will determine how many LTIP Units vest for each recipient (subject to the time-based vesting requirements of the applicable awards); if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date of the applicable awards.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on a Common Unit, but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90%) of regular quarterly distributions payable on a Common Unit will accrue but only become payable upon vesting of the LTIP Unit. After vesting of the 2017 TBV LTIP Units, 2018 TBV LTIP Units and 2019 TBV LTIP Units, or the end of the measurement period for the 2017 PBV LTIP Units, 2018 PBV LTIP Units and 2019 PBV LTIP Units, as applicable, the holders of such LTIP Units, both the vested and those that remain unvested (pending satisfaction of any time-based vesting requirements of the applicable awards), will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a Common Unit.

As a result of targets not being achieved or management and other personnel changes during the year ended December 31, 2019, all 2016 LTIP Awards subject to performance-based vesting were forfeited by employees and cancelled by the Company, including 249,876 2016 LTIP Awards held by the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)(5)
Michael J. DeMarco	400,000	—	17.31	06/05/2025	—	—	—	—
	—	625,000	21.46	03/13/2029	—	0	—	—
	—	—	—	—	136,123	3,148,525	450,581	10,421,939
Marshall B. Tycher	—	—	—	—	97,524	2,255,730	238,393	5,514,030
David J. Smetana	—	—	—	—	17,787	411,413	21,095	487,927
Ricardo Cardoso	—	—	—	—	25,185	582,529	30,132	696,953
Gary T. Wagner	—	—	—	—	25,185	582,529	30,132	696,953

(1)	On June 5, 2015, Mr. DeMarco was granted 400,000 options to purchase Common Stock at an exercise price of $17.31 per share pursuant to his initial employment agreement with the Company dated June 5, 2015. 200,000 of such options vested in three equal annual installments commencing June 5, 2016. The remaining 200,000 of such options vested on July 5, 2016 when the Common Stock traded at or above $25.00 per share for thirty consecutive trading days.

(2)	On March 13, 2019, in connection with his new employment agreement, Mr. DeMarco was issued 625,000 Class AO LTIP Units, which are subject to price-based and time-based vesting conditions as described further in “Compensation Discussion and Analysis—Components of Compensation in 2019—Mr. DeMarco Class AO LTIP Units” and footnote (3) to the “Grants of Plan Based Awards Table” above.

(3)	Consists of LTIP Unit awards subject to time-based vesting. On April 4, 2017, Messrs. DeMarco, Tycher, Cardoso and Wagner were issued LTIP Unit awards subject to time-based vesting in the amounts of 32,443, 20,393, 4,449 and 4,449 LTIP Units, respectively, which vested on April 4, 2020. On April 20, 2018, Messrs. DeMarco, Tycher, Smetana, Cardoso and Wagner were issued LTIP Unit awards subject to time-based vesting in the amounts of 58,997, 32,448, 8,850, 11,799 and 11,799 LTIP Units, respectively, which will vest on April 20, 2021. On March 22, 2019, Messrs. DeMarco, Tycher, Smetana, Cardoso and Wagner were issued LTIP Unit awards subject to time-based vesting in the amounts of 44,683, 44,683, 8,937, 8,937 and 8,937 LTIP Units, respectively, which will vest on March 22, 2022.

(4)	Market value is based upon a market price of the Common Stock of $23.13 per share, the closing price of the Common Stock on the NYSE on December 31, 2019, the last trading day of 2019.

(5)	Consists of LTIP Unit awards subject to performance-based vesting. With respect to awards made on April 4, 2017, includes 196,482, 123,503,13,473 and 13,473 LTIP Units for Messrs. DeMarco, Tycher, Cardoso and Wagner, respectively, that are also subject to time-based vesting on April 3, 2020 (50% of earned LTIP Units), April 3, 2021 (25%) and April 3, 2022 (25%). With respect to awards made on April 20, 2018, includes 340,136, 187,075, 17,007, 22,676 and 22,676 for Messrs. DeMarco, Tycher, Smetana, Cardoso and Wagner, respectively, that are also subject to time-based vesting on April 19, 2021 (50% of earned LTIP Units), April 19, 2022 (25%) and April 19, 2023 (25%). With respect to awards made on March 22, 2019, includes 245,298, 81,766, 16,353, 16,353 and 16,353 for Messrs. DeMarco, Tycher, Smetana, Cardoso and Wagner, respectively, that are also subject to time-based vesting on March 21, 2022 (50% of earned LTIP Units), March 21, 2023 (25%) and March 21, 2024 (25%). Amounts represent vesting and payout at the Threshold level for Absolute TSR and Threshold level for Relative TSR for 2017 awards and 2019 awards based on actual performance as of December 31, 2019 being below Threshold level for the Absolute TSR and Relative TSR for all such 2017 and 2019 awards, and the Maximum level for Absolute TSR and Maximum level for Relative TSR for 2018 awards based upon actual performance as of December 31, 2019 being above Maximum level for the Absolute TSR and Relative TSR for all such 2018 awards.

Option Exercises and Stock Vested

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting ($)(2)
Michael J. DeMarco		23,041	(2)	479,944
Marshall B. Tycher				23,041	(2)	479,944
Ricardo Cardoso		3,687	(2)	76,800
Gary T. Wagner				3,687	(2)	76,800

(1)	Represents LTIP Unit awards subject to time-based vesting that vested on March 8, 2019.

(2)	Amounts shown calculate the value realized based upon a market price of the Common Stock of $20.83 per share, the closing price of the Common Stock on the NYSE on March 8, 2019, the date of vesting of LTIP Unit awards subject to time-based vesting issued in 2016.

Pension Benefits

The Company does not offer qualified or non-qualified defined benefit plans to its executive officers or employees.

Non-Qualified Deferred Compensation

The Company does not offer non-qualified defined contribution or other deferred compensation plans to its executive officers or employees.

Employment Contracts; Potential Payments Upon Termination or Change in Control

The following discussion includes descriptions of the material terms of employment agreements and certain incentive equity award agreements between the Company and Messrs. DeMarco, Tycher, Smetana, Cardoso and Wagner.

Michael J. DeMarco Employment Agreement. On June 5, 2015, the Company entered into an employment agreement with Mr. DeMarco (the “2015 DeMarco Employment Agreement”). The term of the 2015 DeMarco Employment Agreement expired on December 31, 2018. On March 13, 2019, the Company entered into a new employment agreement with Mr. DeMarco, effective as of January 1, 2019 (the “2019 DeMarco Employment Agreement”), that replaced the 2015 DeMarco Employment Agreement.

Pursuant to the 2019 DeMarco Employment Agreement, the Company has agreed to employ Mr. DeMarco, and Mr. DeMarco has agreed to be employed by the Company, as the Chief Executive Officer of the Company, for a period commencing on January 1, 2019 and ending on December 31, 2022 (the “Term”), unless Mr. DeMarco’s employment is earlier terminated in accordance with the 2019 DeMarco Employment Agreement.

Pursuant to the 2019 DeMarco Employment Agreement, Mr. DeMarco will be entitled to the following compensation and benefits:

•	an annual base salary of $800,000 (which is the same amount as Mr. DeMarco’s base salary for 2018), subject to potential annual merit increases (but not decreases);

•	a threshold bonus opportunity of seventy-five percent (75%) of Mr. DeMarco’s then-current annual base salary, a target annual bonus opportunity of one-hundred fifty percent (150%) of his then-current annual base salary, and a maximum bonus opportunity of two-hundred fifty percent (250%) of his then-current annual base salary, to be determined based on attainment of performance criteria for each fiscal year to be determined by the Board of Directors or the Compensation Committee; and

•	the grant of 625,000 Class AO LTIP Units of limited partnership interests in the Operating Partnership, which will have the terms and conditions set forth in a Class AO Long-Term Incentive Plan Award Agreement, dated as of March 13, 2019 (the “Class AO LTIP Award Agreement”), between the Company and Mr. DeMarco (as described below).

In addition, Mr. DeMarco will be entitled to customary employee benefits under the Company’s health and welfare plans.

The 2019 DeMarco Employment Agreement provides for certain severance payments to Mr. DeMarco, or his beneficiaries, upon death, disability, termination by the Company without cause, and termination by Mr. DeMarco for good reason during the Term or a change in control period. Under the 2019 DeMarco Employment Agreement:

(i)	“cause” is defined as:

(a)	willful and continued failure to use best efforts to substantially perform his duties to the Company (other than any such failure resulting from incapacity due to physical or mental illness) for a period of thirty days after written demand for substantial performance is delivered by the Company specifically identifying the manner in which the Company believes the executive has not substantially performed his duties;

(b)	material and continued failure to comply with obligations under any agreement between the executive and the Company or any policy of the Company for a period of thirty days after written demand for substantial compliance is delivered by the Company specifically identifying the manner in which the Company believes the executive has not substantially complied;

(c)	any act of fraud, embezzlement, misappropriation, or misuse of the assets or property of the Company, including any corporate opportunity; or

(d)	a conviction of or plea of “guilty” or “no contest” to a felony under the laws of the United States or any state thereof.

For purposes of the definition of “cause” under the 2019 DeMarco Employment Agreement, no act, or failure to act, on his part shall be considered “willful” unless done, or omitted to be done, by him (I) not in good faith and (II) without reasonable belief that his action or omission was in furtherance of the interests of the Company.

(ii)	“change in control” is defined as the occurrence of any of the following events:

(a)	any “person” or “group” of persons, as such terms are used in Sections 13 and 14 of the Exchange Act, other than the Company, any of its subsidiaries, or any employee benefit plan sponsored by the Company or any of its subsidiaries, becomes the “beneficial owner” (as such term is defined in Rule 13d-3 under the Exchange Act) of thirty percent (30%) or more of the issued and outstanding capital stock of the Company immediately prior to such acquisition;

(b)	any shares of capital stock of the Company are purchased pursuant to a tender or exchange offer, other than an offer by the Company, that results in any “person” or “group” of persons, as such terms are used in Sections 13 and 14 of the Exchange Act becoming the “beneficial owner” (as such term is defined in Rule 13d-3 under the Exchange Act) of thirty percent (30%) or more of the shares of capital stock of the Company issued and outstanding immediately prior to such tender or exchange offer; or

(c)	the dissolution or liquidation of the Company or the consummation of any merger or consolidation of the Company or any sale or other disposition of all or substantially all of its assets, if the shareholders of the Company immediately prior to such transaction “beneficially own” (as such term is defined in Rule 13d-3 under the Exchange Act), immediately after consummation of such transaction, equity securities (other than options and other rights to acquire equity securities) representing less than thirty percent (30%) of the voting power of the surviving, successor or acquiring entity (or the ultimate parent entity thereof).

(iii)	“change in control period” is defined as the period commencing on the earlier of (i) the date that a change in control occurs or (ii) the date that the Company enters into a definitive agreement with respect to a transaction, the consummation of which would constitute a change in control (provided it is actually consummated), and in either case ending on the second anniversary of the change in control.

(iv)	“disability” is defined as the inability of executive, as a result of any medically determinable physical or mental disease, injury, or congenital condition, to substantially perform his principal duties to the Company, with or without reasonable accommodation, for a continuous period of one-hundred and eighty days, or periods aggregating two-hundred and seventy days in any twelve-month period.

(v)	“good reason” is defined to mean the occurrence of any of the following circumstances without the express written consent of the executive:

(a)	the material diminishment of his authority, duties or responsibilities, it being understood that during a change in control period, good reason shall be deemed to have occurred for Mr. DeMarco if he is not the chief executive officer for the surviving, successor or acquiring entity (or the ultimate parent entity thereof) following the change in control;

(b)	a material reduction in base salary;

(c)	a material change in the geographic location at which the executive must perform the services under the 2019 DeMarco Employment Agreement; or

(d)	the failure of the Company to obtain agreement from any successor to assume and agree to perform the 2019 DeMarco Employment Agreement.

Under the terms of the 2019 DeMarco Employment Agreement, upon a termination on account of death or disability, Mr. DeMarco (or his beneficiaries in the case of death) will be entitled to receive his accrued and unpaid base salary, expense reimbursement and benefits under the Company’s health and welfare plans through the termination date, plus a prorated portion of the annual bonus payable for the year of such termination.

In the event of a termination of Mr. DeMarco’s employment without cause or by Mr. DeMarco for good reason during the Term or thereafter during a change in control period, subject to Mr. DeMarco signing a release in customary form, he will be entitled to the same benefits in the event of a termination due to death or disability, as described above, plus a lump sum cash payment equal to (i) if such termination occurs during the Term and not during a change in control period, two (2.0) times the sum of (x) his annual base salary immediately prior to the termination date and (y) his target bonus for the year during which termination occurs, or (ii) if such termination occurs during or after the expiration the Term and during a change in control period, three (3.0) times the sum of (x) his annual base salary immediately prior to the termination date and (y) his target bonus for the year during which termination occurs. In addition, Mr. DeMarco will be entitled to COBRA coverage premiums for up to eighteen months after such termination.

Under the terms of the 2019 DeMarco Employment Agreement, (i) the expiration of the Term will not be considered a termination of Mr. DeMarco’s employment by the Company with or without cause or the resignation of Mr. DeMarco for good reason or otherwise, and (ii) in the event a reorganization, spin-off, split-off or similar transaction (or series of transactions) involving the Company is consummated and, following the consummation of such transaction, Mr. DeMarco continues to be employed as chief executive officer of any successor entity (or the ultimate parent entity thereof) that expressly assumes the Company’s obligations under the 2019 DeMarco Employment Agreement, the consummation of such transaction (or series of transactions) will not be considered a termination of Mr. DeMarco’s employment by the Company with or without cause or the resignation of Mr. DeMarco for good reason or otherwise and, in each such case, Mr. DeMarco’s employment will not be considered to have been constructively terminated for any reason unless he resigns for good reason in accordance with the 2019 DeMarco Employment Agreement.

Pursuant to the 2019 DeMarco Employment Agreement, Mr. DeMarco will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during the period of his employment with the Company and for 12 months after termination of his employment in circumstances in which he is entitled to receive severance benefits under the 2019 DeMarco Employment Agreement.

Michael J. DeMarco Class AO LTIP Award Agreement. Pursuant to the terms of the 2019 DeMarco Employment Agreement, the Company has entered into the Class AO LTIP Award Agreement with Mr. DeMarco, which provides for the grant to Mr. DeMarco of 625,000 Class AO LTIP Units pursuant to the 2013 Plan and the Partnership Agreement. The Class AO LTIP Units were awarded to Mr. DeMarco to incentivize him to enter into the 2019 DeMarco Employment Agreement after the expiration of the 2015 DeMarco Employment Agreement. The Board of Directors believes that retaining Mr. DeMarco’s continuing services as Chief Executive Officer is critical to the successful completion of the Company’s ongoing strategic transformation, which Mr. DeMarco has led since he joined the Company in June 2015. To further incentivize Mr. DeMarco’s performance under his new employment agreement, the Class AO LTIP Units are structured as the economic equivalent of stock options, such that Mr. DeMarco will only realize any value from the Class AO LTIP Units if the Company’s stock price appreciates at least 16.5% during the term of the 2019 DeMarco Employment Agreement before any of the price vesting conditions (described below) are met prior to March 13, 2023. Class AO LTIP Units are intended to qualify as “profits interests” for federal income tax purposes and generally allow the recipient to realize value only to the extent the Common Stock trades at a price per share that exceeds $21.46, the closing price of the Common Stock, as reported on the NYSE, on the date of grant, subject to any vesting conditions applicable to the award. Under the Class AO LTIP Award Agreement, the Class AO LTIP Units issued to Mr. DeMarco are subject to the following vesting conditions:

(i)	250,000 of the Class AO LTIP Units will vest if the closing price of the Common Stock, as reported on the NYSE, has been equal to or greater than $25.00 per share for at least thirty consecutive trading days within four years of the date of grant (i.e., prior to March 13, 2023);

(ii)	an additional 250,000 of the Class AO LTIP Units will vest if the closing price of the Common Stock, as reported on the NYSE, has been equal to or greater than $28.00 per share for at least thirty consecutive trading days within four years of the date of grant; and

(iii)	an additional 125,000 of the Class AO LTIP Units will vest on the earliest date on which the closing price of the Common Stock, as reported on the NYSE, has been equal to or greater than $31.00 per share for at least thirty consecutive trading days within four years of the date of grant.

The value of vested Class AO LTIP Units is realized through conversion of the Class AO LTIP Units into Common Units. The number of Common Units into which vested Class AO LTIP Units may be converted is determined based on the quotient of (i) the excess of the closing price of the Common Stock, as reported on the NYSE, on the conversion date over $21.46, divided by (ii) the closing price of the Common Stock, as reported on the NYSE, on the conversion date. Vested Class AO LTIP Units may be converted into Common Units within ten years of the date of grant.

Under the Class AO LTIP Award Agreement, any Class AO LTIP Units held by Mr. DeMarco upon termination of his employment will be treated as follows:

(i)	if the termination of Mr. DeMarco’s employment is due to death, disability, retirement, termination by the Company without cause, termination by Mr. DeMarco for good reason at any time, or termination by Mr. DeMarco without good reason after the expiration of the Term, then all unvested Class AO LTIP Units will continue to be eligible to vest upon satisfaction of the vesting conditions described above prior to March 13, 2023, and any Class AO LTIP Units held by Mr. DeMarco that remain unvested as of March 13, 2023 will automatically be forfeited, cancelled and become null and void, without payment of any consideration therefor, as of such date;

(ii)	if Mr. DeMarco’s employment is terminated by the Company or any of its subsidiaries for cause, by Mr. DeMarco without good reason at any time, or by Mr. DeMarco without good reason during the Term, all Class AO LTIP Units held by Mr. DeMarco, to the extent not vested, shall terminate on the date of termination and, all other Class AO LTIP Units held by Mr. DeMarco, to the extent convertible under the terms of the Partnership Agreement as of the date of termination, will be convertible until the earlier to occur of (x) the date that is thirty days of the date of such termination of employment and (y) March 13, 2029.

Under the Class AO LTIP Award Agreement, upon the occurrence of a change in control prior to March 13, 2023, if Mr. DeMarco’s employment with the Company or any of its subsidiaries has not been terminated by the Company for cause prior to such change in control, then satisfaction of the vesting conditions described above will be ascertained on the date of such change in control based on the price per share of Common Stock (plus the value per share of Common Stock of any other consideration, as determined by the Board of Directors or the Compensation Committee) received by the Company’s stockholders in connection with such change in control, and any previously unvested Class AO LTIP Units issued to Mr. DeMarco that do not become vested as of the date of such change in control as described above will automatically be forfeited, cancelled and become null and void, without payment of any consideration therefor, as of the date of such change in control.

Under the Class AO LTIP Award Agreement, the terms “cause,” “change in control,” “change in control period,” “disability” and “good reason” are substantially the same as defined in the 2019 DeMarco Employment Agreement. The term “retirement” is defined as the termination of Mr. DeMarco’s employment for any reason other than death, disability, termination by the Company for cause or termination by Mr. DeMarco for good reason on or after the date that (i) Mr. DeMarco has attained 60 years of age and (ii) Mr. DeMarco has served as an employee of the Company for at least ten years.

Notwithstanding the foregoing, the vesting of any Class AO LTIP Units upon the termination of Mr. DeMarco’s employment or upon a change in control will be conditioned upon Mr. DeMarco (i) executing, and not revoking within the applicable period specified in the 2019 DeMarco Employment Agreement, a release of claims in the form required under the 2019 DeMarco Employment Agreement, and (ii) complying, during the period that any Class AO LTIP Units issued to Mr. DeMarco remain unvested, with the restrictive covenants, including, without limitation, the restrictions on engaging in competitive activities, soliciting service providers or clients, and utilizing confidential information, contained in the 2019 DeMarco Employment Agreement.

Mr. DeMarco will generally accrue special income allocations in respect of a Class AO LTIP Unit equal to 10% of the income allocated in respect of a Common Unit into which a Class AO LTIP Unit may be converted. Upon conversion of any Class AO LTIP Units to Common Units, Mr. DeMarco will be entitled to receive in respect of each such Class AO LTIP Unit, on a per unit basis, a special cash distribution equal to 10% of the distributions received by a holder of an equivalent number of Common Units during the period from the grant date of the Class AO LTIP Units through the date of conversion.

Marshall B. Tycher Employment Agreement. On April 26, 2017, the Company, through its wholly-owned subsidiary Roseland Residential Trust, entered into an employment agreement with Mr. Tycher (the “Tycher Employment Agreement”), which replaced Mr. Tycher’s previous employment agreement, dated October 23, 2012.

The Tycher Employment Agreement provides for certain severance payments to Mr. Tycher, or his beneficiaries, upon death, disability, termination by the Company without cause, termination by Mr. Tycher for good reason during the term of his employment or within two years of a change in control. Under the Tycher Employment Agreement, the terms “cause,” “change in control,” “change in control period,” “disability” and “good reason” are substantially the same as defined in the 2019 DeMarco Employment Agreement.

Under the terms of the Tycher Employment Agreement, upon a termination on account of death or disability, Mr. Tycher (or his beneficiaries in the case of death) will receive a lump sum payment consisting of accrued and unpaid base salary, expense reimbursement and benefits under the Company’s health and welfare plans through the termination date, any earned but unpaid annual bonus for the previous year, plus a prorated portion of the annual bonus payable for the year of such termination. Upon a termination by the Company without cause or by Mr. Tycher for good reason during the term of the Tycher Employment Agreement or thereafter during a change in control period, Mr. Tycher will be entitled to the same benefits as in the event of a termination due to death or disability, as well as (i) a lump sum cash payment equal to one and one-half (1.5) times the sum of (a) his annual base salary immediately prior to the termination date, and (b) his target bonus for the year during which termination occurs and (ii) COBRA payments for up to 18 months after termination.

Under the terms of the Tycher Employment Agreement, any time on or after July 1, 2018, Mr. Tycher may elect to step down as Chairman of Roseland and continue as non-executive chairman for a reduced salary of $400,000 annually (the “Transition”), provided that any such Transition will not trigger any severance benefits payable under the Tycher Employment Agreement.

Employment Agreements with David J. Smetana, Ricardo Cardoso and Gary T. Wagner. The Company has entered into employment agreements with Messrs. Smetana, Cardoso and Wagner, each dated as of January 26, 2018, and amendments to the employment agreements with Messrs. Cardoso and Wagner, each dated as of March 24, 2020 (each, as so amended, an “Officer Employment Agreement” and, collectively, the “Officer Employment Agreements”). Each of the Officer Employment Agreements has an initial term expiring on December 31, 2020.

Each of the Officer Employment Agreements provides for the following compensation and benefits:

•	an annual base salary of $450,000; and

•	annual cash bonus opportunity to be based on performance goals to be established annually by the Compensation Committee.

Under each of the Officer Employment Agreements, upon a termination of employment on account of death or disability, the officer (or his beneficiaries in the case of death) will receive payments (payable as and when such amounts would have been payable had the officer’s employment not ended) consisting of accrued and unpaid base salary, expense reimbursement and benefits under the Company’s health and welfare plans through the termination date, any earned but unpaid annual bonus for the previous year, plus a prorated portion of the annual bonus payable for the year of such termination. Upon a termination of employment by the Company without cause or by the officer for good reason during the term of the applicable Officer Employment Agreement, subject to the officer signing a release in the form attached to each of the Officer Employment Agreements, the officer will be entitled to the same benefits as in the event of a termination due to death or disability plus a lump sum cash payment equal to one and one-half (1.5) times (the “Severance Multiple”) the sum of such officer’s (i) annual base salary immediately prior to the termination date and (ii) target annual bonus for the year of such termination, provided, however, that in the event such termination occurs in a change in control period, the Severance Multiple for Messrs. Cardoso and Wagner will be two (2.0) times. Under the Officer Employment Agreements, the terms “cause,” “change in control,” “change in control period,” “disability” and “good reason” are substantially the same as defined in the 2019 DeMarco Employment Agreement.

Long-Term Incentive Plan Award Agreements. In connection with the grants of time-based LTIP Units (the “Time-Based LTIP Units”) to certain of the Company’s Named Executive Officers (each, a “Grantee”) in 2017, 2018, 2019 and 2020, the Company has entered into a 2017 Time-Based Long-Term Incentive Plan Award Agreement, a 2018 Time-Based Long-Term Incentive Plan Award Agreement, a 2019 Time-Based Long Term Incentive Plan Award Agreement, and a 2020 Time-Based Long Term Incentive Plan Award Agreement with each Grantee (collectively, the “Time-Based LTIP Agreements”).

Under the Time-Based LTIP Agreements, any unvested Time-Based LTIP Units held by a Grantee upon termination of his employment will be treated as follows:

(i)	if the Grantee’s employment is terminated due to death, disability or retirement, all unvested Time-Based LTIP Units held by the Grantee will immediately vest in full as of the date of termination;

(ii)	if the Grantee’s employment is terminated during the term of the Grantee’s employment agreement and not during a change of control period by the Company without cause or by the Grantee for good reason (each, a “Qualified Termination”), the unvested Time-Based LTIP Units held by the Grantee will vest on a pro rata basis based on the number of calendar days that have elapsed from the date of grant of the Time-Based LTIP Units and the date of termination, and all unvested Time-Based LTIP Units that do not become vested will automatically be forfeited, cancelled and become null and void, without payment of any consideration therefor, as of the date of termination;

(iii)	if the Grantee’s employment is terminated during a change of control period by the Company without cause or by the Grantee for good reason, all unvested Time-Based LTIP Units held by the Grantee will immediately vest in full as of the date of such termination;

(iv)	if the Grantee’s employment is terminated after the expiration of the term of the Grantee’s employment agreement but not during a change of control period for any reason other than by the Company for cause, all unvested Time-Based LTIP Units held by the Grantee will immediately vest in full as of the date of such termination; or

(v)	if the Grantee’s employment is terminated other than due to a Qualified Termination or a termination due to death, disability, retirement, by the Company without cause after the expiration of the term of the Grantee’s employment agreement, by the Grantee for any reason after the expiration of the term of Grantee’s employment agreement or, during a change of control period, by the Company without cause or by the Grantee for good reason, all unvested Time-Based LTIP Units held by the Grantee will automatically and without notice be forfeited, cancelled and become null and void, without payment of any consideration therefor, as of the date of termination.

Under the Time-Based LTIP Agreements, notwithstanding the acceleration of vesting of any Time-Based LTIP Units held by the Grantee, as described above, the Grantee will not have the right to transfer or redeem such Time-Based LTIP Units until such dates as of which such Time-Based LTIP Units would have become vested pursuant to the three-year vesting period under the applicable Time-Based LTIP Agreement, absent the Grantee’s death, disability, retirement or Qualified Termination, as applicable.

Notwithstanding the foregoing, the vesting of any Time-Based LTIP Units upon the termination of a Grantee’s employment will be conditioned upon such Grantee (i) executing, and not revoking or breaching prior to the vesting time period under the applicable Time-Based LTIP Agreement, a release of claims in a form required by the Compensation Committee, and (ii) complying with any restrictive covenants, including any restrictions in competitive activities, soliciting service providers or clients, or utilizing confidential information, contained in the Grantee’s employment agreement.

Under the Time-Based LTIP Agreements, the terms “cause,” “change of control,” “disability” and “good reason” have the same meaning as in the applicable employment agreement. The term “change of control period” is defined as the period commencing on the earlier of (i) the date that a change of control occurs or (ii) the date that the Company enters into a definitive agreement with respect to a transaction, the consummation of which would constitute a change of control (provided it is actually consummated), and in either case ending on the second anniversary of the change of control. The term “retirement” is defined as the termination of the Grantee’s employment for any reason other than death, disability, termination by the Company for cause or termination by the Grantee for good reason on or after the date that the Grantee has attained 60 years of age and has served as an employee of the Company for at least ten years.

In connection with the grants of performance-based LTIP Units (the “Performance-Based LTIP Units”) to certain of the Company’s Named Executive Officers (each, a “Grantee”) in 2016, 2017, 2018, 2019, and 2020 the Company has entered into a 2016 Performance-Based Long-Term Incentive Plan Award Agreement, a 2017 Performance-Based Long-Term Incentive Plan Award Agreement, a 2018 Performance-Based Long-Term Incentive Plan Award Agreement, a 2019 Performance-Based Long-Term Incentive Plan Award Agreement, and a 2020 Performance-Based Long-Term Incentive Plan Award Agreement with each Grantee (collectively, the “Performance-Based LTIP Agreements”).

Under the Performance-Based LTIP Agreements, any unvested Performance-Based LTIP Units held by a Grantee upon termination of his employment will be treated as follows:

(i)	if the Grantee’s employment is terminated by the Company without cause, by the Grantee for good reason, by the Grantee without good reason after the expiration of the term of the Grantee’s then effective employment agreement, or by reason of death, disability or retirement (each, a “Qualified Termination”), prior to the third anniversary of the date of grant (the “Initial Valuation Date”), the unvested Performance-Based LTIP Units held by the Grantee will not be forfeited and will continue to be eligible to vest on the applicable vesting dates, on a pro rata basis, based on the number of calendar days that have elapsed from the date of grant to the date of termination, with satisfaction of the applicable performance criteria to be determined (A) if the date of such Qualified Termination occurs during the term of the Grantee’s then effective employment agreement, as of the Initial Valuation Date, or (B) if the date of such Qualified Termination occurs after the expiration of the term of the Grantee’s then effective employment agreement, as of the date of such Qualified Termination;

(ii)	if the Grantee’s employment is terminated due to a Qualified Termination after the Initial Valuation Date, all unvested Performance-Based LTIP Units held by the Grantee will vest immediately and automatically, but the Grantee will not have the right to transfer or redeem such Performance-Based LTIP Units until such dates as of which such Performance-Based LTIP Units would have become vested absent a Qualified Termination; and

(iii)	if the Grantee’s employment is terminated other than due to a Qualified Termination, all unvested Performance-Based LTIP Units held by the Grantee will automatically and without notice terminate, be forfeited and become null and void, as of the date of such termination.

Under the Performance-Based LTIP Agreements (other than the 2020 Performance-Based Long-Term Incentive Plan Award Agreement), upon the occurrence of a change of control, if (i) a Grantee’s employment is terminated due to a Qualified Termination during a change of control period or (ii) the Company or its successor does not assume, convert, or replace the Performance-Based LTIP Units with a security with substantially the same rights, privileges, preferences of the Performance-Based LTIP Units, then the unvested Performance-Based LTIP Units held by the Grantee will immediately vest based on actual performance measured as of the date of the change of control.

Under the 2020 Performance-Based Long-Term Incentive Plan Award Agreement, upon the occurrence of a change of control, if (1) a Grantee’s employment is terminated due to a Qualified Termination during a change of control period or (ii) the Company or its successor does not assume, convert or replace the Performance-Based LTIP Units with a security with substantially the same rights, privileges, preferences of the Performance-Based LTIP Units, then the number of unvested Performance-Based LTIP Units held by the Grantee that will immediately vest will be equal to the greater of (x) the number of Performance-Based LTIP Units that would vest based on actual performance measured as of the date of the change of control and (y) the number of Performance-Based LTIP Units that would vest upon achievement of the Target performance level for each of the Absolute TSR and Relative TSR components of the award.

Notwithstanding the foregoing, the vesting of any Performance-Based LTIP Units upon the termination of a Grantee’s employment or upon a change of control will be conditioned upon the Grantee (i) executing, and not revoking or breaching prior to the vesting time period under the applicable Performance-Based LTIP Agreement, a release of claims in a form required by the Compensation Committee, and (ii) complying with any restrictive covenants, including any restrictions in competitive activities, soliciting service providers or clients, or utilizing confidential information, contained in the applicable employment agreement.

Under the Performance-Based LTIP Agreements, the terms “cause,” “change of control,” “disability” and “good reason” have the same meaning as in the applicable employment agreement. The term “change of control period” is defined as the period commencing on the earlier of (i) the date that a change of control occurs or (ii) the date that the Company enters into a definitive agreement with respect to a transaction, the consummation of which would constitute a change of control (provided it is actually consummated), and in either case ending on the second anniversary of the change of control. The term “retirement” is defined as the termination of the Grantee’s employment for any reason other than death, disability, termination by the Company for cause or termination by the Grantee for good reason on or after the date that the Grantee has attained 60 years of age and has served as an employee of the Company for at least ten years.

Potential Payments Upon Termination or Change In Control

The following table sets forth information regarding amounts payable to Messrs. DeMarco, Tycher, Smetana, Cardoso and Wagner pursuant to their respective employment agreements in effect as of April 16, 2020 in connection with a termination of employment or change in control, calculated as if the applicable termination event occurred on December 31, 2019. Except for the termination events set forth in the table below, as of December 31, 2019, the Named Executive Officers were not entitled to any other payments upon a change in control.

Name	Payments upon termination by Company without cause or by executive for good reason(1)		Payment upon termination due to death or disability(1)		Payments upon termination by the Company without cause or by the executive for good reason within two years of a change in control(1)
Michael J. DeMarco	$10,220,086	(2)	$7,606,208	(3)	$17,049,653	(4)
Chief Executive Officer
Marshall Tycher	$6,317,477	(5)	$4,707,464	(6)	$9,323,359	(7)
Chairman, Roseland Residential Trust
David Smetana	$2,022,266	(8)	$634,294	(9)	$2,434,442	(10)
Chief Financial Officer
Ricardo Cardoso	$1,799,581	(11)	$879,703	(12)	$2,700,642	(13)
Chief Investment Officer
Gary T. Wagner	$1,780,964	(14)	$879,703	(12)	$2,682,025	(15)
General Counsel and Secretary

_____________________

(1)	The terms “cause,” “good reason,” “disability” and “change in control” have the meanings ascribed to such terms in the applicable agreements.

(2)	Amount includes: (i) an aggregate cash payment of $4,000,000; (ii) immediate vesting of 74,735 LTIP Units subject to time-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $1,728,621; (iii) immediate vesting of 192,723 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 based on actual performance measured as of December 31, 2019 and as adjusted on a pro rata basis for time of service from the grant date through December 31, 2019, valued at $4,457,683; and (iv) the continuation of health insurance coverage for a period of 18 months, valued at approximately $33,782. Based on the closing price per share of the Common Stock of $23.13, as reported on the NYSE on December 31, 2019, if Mr. DeMarco’s employment were terminated by the Company for cause or by Mr. DeMarco for good reason effective as of December 31, 2019, then none of the vesting conditions set forth in the Class AO LTIP Unit Award Agreement would be satisfied upon such termination, and all Class AO LTIP Units held by Mr. DeMarco would continue to be eligible to vest upon satisfaction of the vesting conditions prior to March 13, 2023.

(3)	Amount includes: (i) immediate vesting of 136,123 LTIP Units subject to time-based vesting, valued at $3,148,525 and (ii) immediate vesting of 192,723 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 based on actual performance measured as of December 31, 2019 and as adjusted on a pro rata basis for time of service from the grant date through December 31, 2019, valued at $4,457,683. Based on the closing price per share of the Common Stock of $23.13, as reported on the NYSE on December 31, 2019, if Mr. DeMarco’s employment were terminated due to death or disability effective as of December 31, 2019, then none of the vesting conditions set forth in the Class AO LTIP Unit Award Agreement would be satisfied upon such termination, and all Class AO LTIP Units held by Mr. DeMarco would continue to be eligible to vest upon satisfaction of the vesting conditions prior to March 13, 2023.

(4)	Amount includes: (i) an aggregate cash payment of $6,000,000; (ii) immediate vesting of 136,123 LTIP Units subject to time-based vesting, valued at $3,148,525; (iii) immediate vesting of 340,136 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 based on actual performance measured as of December 31, 2019, valued at $7,867,346; and (iv) the continuation of health insurance coverage for a period of 18 months, valued at approximately $33,782. If a change in control occurred prior to March 13, 2023 and the price per share of Common Stock (plus the value per share of Common Stock of any other consideration, as determined by the Board of Directors or the Compensation Committee) received by the Company’s stockholders in connection with such change in control were equal to the closing price per share of the Common Stock of $23.13, as reported on the NYSE on December 31, 2019, then none of the vesting conditions set forth in the Class AO LTIP Unit Award Agreement would be satisfied upon the occurrence of such change in control (irrespective of whether Mr. DeMarco’s employment were terminated upon such change of control or at any time thereafter), and all of the Class AO LTIP Units granted to Mr. DeMarco pursuant to Class AO LTIP Unit Award Agreement would automatically be forfeited, cancelled and become null and void, without payment of any consideration therefor, as of the date of such change in control.

(5)	Amount includes: (i) a lump sum cash payment of $2,700,000; (ii) immediate vesting of 48,645 LTIP Units subject to time-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $1,125,159; (iii) immediate vesting of 105,998 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 based on actual performance measured as of December 31, 2019 and as adjusted on a pro rata basis for time of service from the grant date through December 31, 2019, valued at $2,451,734; and (iv) the continuation of health insurance coverage for a period of 18 months, valued at approximately $40,584.

(6)	Amount includes: (i) immediate vesting of 97,524 LTIP Units subject to time-based vesting, valued at $2,255,730; and (ii) immediate vesting of 105,998 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 based on actual performance measured as of December 31, 2019 and as adjusted on a pro rata basis for time of service from the grant date through December 31, 2019, valued at $2,451,734.

(7)	Amount includes: (i) a lump sum cash payment of $2,700,000; (ii) immediate vesting of 97,524 LTIP Units subject to time-based vesting, valued at $2,255,730; (iii) immediate vesting of 187,075 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 based on actual performance measured as of December 31, 2019, valued at $4,327,045; and (iv) the continuation of health insurance coverage for a period of 18 months, valued at approximately $40,584.

(8)	Amount includes: (i) an aggregate cash payment of $1,575,000; (ii) immediate vesting of 7,338 LTIP Units subject to time-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $169,728; (iii) immediate vesting of 9,636 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 based on actual performance measured as of December 31, 2019 and as adjusted on a pro rata basis for time of service from the grant date through December 31, 2019, valued at $222,881; and (iv) the continuation of health insurance coverage for a period of 18 months, valued at approximately $54,657.

(9)	Amount includes: (i) immediate vesting of 17,787 LTIP Units subject to time-based vesting, valued at $411,413; and (ii) immediate vesting of 9,636 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 based on actual performance measured as of December 31, 2019 and as adjusted on a pro rata basis for time of service from the grant date through December 31, 2019, valued at $222,881.

(10)	Amount includes: (i) an aggregate cash payment of $1,575,000; (ii) immediate vesting of 17,787 LTIP Units subject to time-based vesting, valued at $411,413; (iii) immediate vesting of 17,007 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 and based on actual performance measured as of December 31, 2019, valued at $393,372; and (iv) the continuation of health insurance coverage for a period of 18 months, valued at approximately $54,657.

(11)	Amount includes: (i) an aggregate cash payment of $1,181,250; (ii) immediate vesting of 13,080 LTIP Units subject to time-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $302,540; (iii) immediate vesting of 12,848 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 and based on actual performance measured as of December 31, 2019 and as adjusted on a pro rata basis for time of service from the grant date through December 31, 2019, valued at $297,174; and (iv) the continuation of health insurance coverage for a period of 18 months, valued at approximately $18,617.

(12)	Amount includes: (i) immediate vesting of 25,185 LTIP Units subject to time-based vesting, valued at $582,529; and (ii) immediate vesting of 12,848 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 and based on actual performance measured as of December 31, 2019 and as adjusted on a pro rata basis for time of service from the grant date through December 31, 2019, valued at $297,174.

(13)	Amount includes: (i) an aggregate cash payment of $1,575,000; (ii) immediate vesting of 25,185 LTIP Units subject to time-based vesting, valued at $582,529; (iii) immediate vesting of 22,676 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 and based on actual performance measured as of December 31, 2019, valued at $524,496; and (iv) the continuation of health insurance coverage for a period of 18 months, valued at approximately $18,617.

(14)	Amount includes: (i) an aggregate cash payment of $1,181,250; (ii) immediate vesting of 13,080 LTIP Units subject to time-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $302,540; and (iii) immediate vesting of 12,848 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 and based on actual performance measured as of December 31, 2019 and as adjusted on a pro rata basis for time of service from the grant date through December 31, 2019, valued at $297,174.

(15)	Amount includes: (i) an aggregate cash payment of $1,575,000; (ii) immediate vesting of 25,185 LTIP Units subject to time-based vesting, valued at $582,529; and (iii) immediate vesting of 22,676 LTIP Units subject to performance-based vesting, based on achievement of the Maximum level for Absolute TSR and the Maximum level for Relative TSR for the awards granted in 2018 and based on actual performance measured as of December 31, 2019, valued at $524,496.

CEO Pay Ratio

Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K promulgated by the SEC thereunder requires the Company to disclose the median of the annual total compensation of all employees, excluding the chief executive officer, and the ratio of the median of the annual total compensation of all employees to the annual total compensation of the chief executive officer. In 2019, we identified the median employee using our employee population on December 31, 2019 and based on each employee’s total compensation, using the same elements of compensation reportable in the Summary Compensation Table for Named Executive Officers as the “consistently applied compensation measure” under Item 402(u) of Regulation S-K. We did not perform adjustments to the compensation paid to part-time employees to calculate what they would have been paid on a full-time basis. We did not make any assumptions, adjustments, or estimates other than annualizing the compensation for any permanent (full-time or part-time) employees that were not employed by us for all of 2019. We then calculated the 2019 total compensation for the 2019 median employee using the same methodology as required for the 2019 Summary Compensation Table.

In 2019, the total compensation of our median employee, excluding the chief executive officer, as calculated using Summary Compensation Table requirements, was $84,223; the chief executive officer’s total compensation was $8,967,501, as reported in the Summary Compensation Table; and the ratio of the chief executive officer’s total compensation for 2019 to the 2019 total compensation for the median employee was 106:1.

COMPENSATION OF DIRECTORS

Directors’ Fees. In 2019, each non-employee director was paid an annual fee of $65,000, plus $1,500 for attendance at, or telephonic participation in, any board or committee meeting. The Chairperson of each of the Audit Committee, the Executive Committee, the Nominating and Corporate Governance Committee and the Compensation Committee was paid an additional annual fee of $15,000 in 2019, and the Lead Independent Director was paid an additional annual fee of $40,000 in 2019. Each director also was reimbursed for expenses incurred in attending board and committee meetings. For fiscal year 2019, the Company’s non-employee directors received directors’ fees or fee equivalents (see “Compensation of Directors—Directors’ Deferred Compensation Plan” below) in the amounts set forth in the table below.

Directors’ Deferred Compensation Plan. Pursuant to the Amended and Restated Directors’ Deferred Compensation Plan, originally effective as of January 1, 1999 (the “Directors’ Deferred Compensation Plan”), each non-employee director is entitled to defer all or a specified portion of the annual fee to be paid to such director. The account of a director who elects to defer such compensation under the Directors’ Deferred Compensation Plan is credited with the hypothetical number of stock units, calculated to the nearest thousandths of a unit, determined by dividing the amount of cash compensation deferred on the quarterly deferral date by the closing market price of the Common Stock on such quarterly deferral date. Any stock dividend declared by the Company on Common Stock results in a proportionate increase in units in the director’s account as if such director held shares of Common Stock equal to the number of units in such director’s account. Payment of a director’s account may only be made in a lump sum in shares of Common Stock equal to the number of units in a director’s account after either the director’s service on the Board of Directors has terminated or there has been a change in control of the Company. On December 9, 2008, the Directors’ Deferred Compensation Plan was amended and restated to conform to the requirements of Section 409A of the Code. In 2019, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Irvin D. Reid, and Vincent Tese elected to receive a portion of their respective cash fees earned in 2019 in the form of deferred stock units under the Directors’ Deferred Compensation Plan.

Directors’ Stock Incentive Plan. The Company has one equity compensation plan pursuant to which equity compensation awards to non-employee members of the Board of Directors may be made: the 2013 Plan. On December 3, 2019, each non-employee member of the Board of Directors was granted shares of restricted Common Stock with an approximate grant-date fair value of $90,000 under the 2013 Plan. These restricted shares will vest on the date of the 2020 Annual Meeting of Stockholders.

2019 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
William L. Mack	72,500	89,991	162,491
Alan R. Batkin	43,393	89,991	133,384
Alan S. Bernikow	163,500	89,991	253,491
Frederic Cumenal	58,393	89,991	148,384
Kenneth M. Duberstein	39,786	-	39,786
Nathan Gantcher	48,044	-	48,044
MaryAnne Gilmartin	58,393	89,991	148,384
Nori Gerardo Lietz	43,393	89,991	133,384
David S. Mack	32,286	-	32,286
Lisa Myers	55,393	89,991	145,384
Alan G. Philibosian	39,786	-	39,786
Laura H. Pomerantz	43,393	89,991	133,384
Irvin D. Reid	102,500	89,991	192,491
Rebecca Robertson	83,000	89,991	172,991
Vincent Tese	45,044	-	45,044

___________________

(1)	Of the cash fees earned or paid in 2019, the following amounts were paid in deferred stock units in lieu of cash pursuant to elections made by each such director: $32,500, $32,500, $20,000, $32,500, $16,250, $8,125, $72,500 and $20,000 for Messrs. Batkin, Cumenal, Gantcher, Lietz, D. Mack, Philibosian, Reid, and Tese, respectively.

(2)	On December 3, 2019, each non-employee member of the Board of Directors was granted 4,269 shares of restricted Common Stock. The grant date fair value of these shares calculated in accordance with ASC 718 was $21.08 per share. For a discussion of the Company’s assumptions and accounting treatment of its equity compensation awards, see Note 2: Significant Accounting Policies—Stock Compensation, to the Company’s financial statements beginning on page 92 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES AND PRINCIPAL HOLDERS

Unless otherwise indicated, the following table sets forth information as of February 14, 2020 with respect to each person or group who is known by the Company, in reliance on Schedules 13D and 13G reporting beneficial ownership and filed with the SEC, to beneficially own more than 5% of the Company’s outstanding shares of Common Stock. Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual or group listed with sole voting and/or investment power.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)(1)
The Vanguard Group, Inc.(2)	12,791,356	14.1%
BlackRock, Inc.(3)	12,632,224	14.0%
The Mack Group(4)	7,475,997	7.6%
FMR LLC(5)	5,575,245	6.2%
Madison International Realty Holdings, LLC(6)	4,746,074	5.2%
State Street Corporation(7)	4,662,489	5.2%

______________________

(1)	This percentage was calculated based on 90,595,176 shares of Common Stock issued and outstanding as of December 31, 2019. Unless otherwise noted, the total number of shares outstanding used in calculating this percentage does not include 11,938,395 shares reserved for issuance upon redemption or conversion of outstanding Units (including 1,949,601 LTIP Units), or 2,134,246 shares reserved for issuance upon the exercise of stock options granted or reserved for possible grant to certain employees and directors of the Company, except in all cases where such Units or stock options are owned by the reporting person or group.

(2)	Address: 100 Vanguard Blvd., Malvern, PA, 19355. Share information is furnished in reliance on the Schedule 13G/A dated February 11, 2020 of The Vanguard Group, Inc. (“Vanguard”) filed with the SEC, which represents holdings as of December 31, 2019. Based upon information included in the Schedule 13G/A and other Forms 13F filed by Vanguard, the Company believes that such shares are held for investment advisory clients of Vanguard. This number represents 12,791,356 shares beneficially owned by Vanguard, which includes (i) 174,347 shares for which Vanguard has sole voting power, (ii) 105,779 shares for which Vanguard has shared voting power, (iii) 12,612,110 shares for which Vanguard has sole dispositive power, and (iv) 179,246 shares for which Vanguard has shared dispositive power.

(3)	Address: 55 East 52nd Street, New York, NY 10022. Share information is furnished in reliance on the Schedule 13G/A dated February 4, 2020 of Blackrock, Inc. (“Blackrock”) filed with the SEC, which represents holdings as of December 31, 2019. Based upon information included in the Schedule 13G/A and other Forms 13F filed by Blackrock, the Company believes that such shares are held for investment advisory clients of Blackrock. This number represents (i) 12,386,377 shares beneficially owned by Blackrock for which it has sole voting power and (ii) 12,632,224 shares for which it has sole dispositive power.

(4)	Address: Harborside 3, 210 Hudson Street, Ste. 400, Jersey City, NJ 07311. The Mack Group (which is not a legal entity) is composed of, among others, William L. Mack, the Chairman of the Board of Directors, David S. Mack, a former director of the Company, Fredric Mack, a member of the Company’s Advisory Board, Earle I. Mack, a former director of the Company, and their immediate family members and related trusts. Share information is furnished in reliance on the Schedule 13G/A dated February 13, 2020 of the Mack Group filed with the SEC, which represents holdings as of December 31, 2019. This number represents 7,475,997 shares for which the Mack Group has shared dispositive and voting power, and includes 7,271,838 common Units, redeemable for shares of Common Stock on a one-for-one basis (each such unit being a “Reported Share”). Furthermore, William L. Mack, a member of the Mack Group, is a trustee of the William and Phyllis Mack Foundation, Inc., a charitable foundation that owns 100,000 Reported Shares. Earle I. Mack, a member of the Mack Group, is a trustee of the Earle I. Mack Foundation, Inc., a charitable foundation that owns 65,000 Reported Shares. Richard Mack and Stephen Mack, members of the Mack Group, are trustees of The Mack 2010 Family Trust II, a trust that owns 330,097 Reported Shares. David S. Mack, a member of the Mack Group, is a trustee of The David and Sondra Mack Foundation, a charitable foundation that owns 225,000 Reported Shares. Stephen Mack, a member of the Mack Group, is a trustee of The Stephen Mack and Kelly Mack Family Foundation, a charitable foundation that owns 5,000 Reported Shares. Each of William L. Mack, Earle I. Mack, Richard Mack, David S. Mack and Stephen Mack, pursuant to Rule 13d-4 under the Exchange Act, has specifically disclaimed beneficial ownership of any Reported Shares owned by such foundations.

(5)	Address: 245 Summer Street, Boston, MA 02210. Share information is furnished in reliance on the Schedule 13G dated February 7, 2020 of FMR LLC (“FMR”) and Abigail P. Johnson, which represents holdings as of December 31, 2019. This number represents 5,575,245 shares beneficially owned by FMR and Ms. Johnson, including (i) 3,421,683 shares for which FMR has sole voting power, (ii) 5,575,245 shares for which FMR has sole dispositive power, and (iii) 5,575,245 shares for which Ms. Johnson has sole voting and dispositive power.

(6)	Address: 410 Park Avenue, 10th Floor, New York, NY 10022. Share information is furnished in reliance on the Schedule 13G dated February 13, 2020 of Madison International Realty Holdings, LLC (“MIRH”), Madison International Realty Partners GP, LLC (the “Madison GP”) and Madison International Realty Partners, LP (“MIRP”), which represents holdings as of December 31, 2019. The Schedule 13G was filed pursuant to a joint filing agreement, dated February 13, 2020 by and between MIRELF VI REIT Investments, MIRELF VI REIT, MIRELF VI, Holdings VI, MIR VI, MIRELF VII REIT, MIRELF VII, Holdings VII, MIR VII, MIRP, MIRP GP, MIGAR, MIRH and Ronald M. Dickerman. This number represents 4,746,074 shares beneficially owned by each of MIRH, Madison GP and MIPR, which includes 4,746,074 shares for which each of MIRH, Madison GP and MIPR has shared voting power.

(7)	Address: State Street Financial Center, One Lincoln Street, Boston, MA 02111. Share information is furnished in reliance on the Schedule 13G dated February 14, 2020 of State Street Corporation (“SSC”), which represents holdings as of December 31, 2019. This number represents 4,662,489 shares beneficially owned by SSC, including (i) 3,794,280 shares for which SSC has shared voting power, and (ii) 4,662,489 shares for which SSC has shared dispositive power.

BENEFICIAL OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information as of April 16, 2020, including information with respect to the beneficial ownership of the Common Stock, for (i) the members of the Board of Directors, (ii) our director nominees for election at the Annual Meeting, (iii) the executive officers of the Company and (iv) the directors and executive officers of the Company as a group:

Name and Position	Age	First Elected	Term Expires	Number of Shares(1)(2)		Percent of Shares Outstanding (%)(3)	Percent of Shares Outstanding (calculated on a fully-diluted basis) (%)(4)
William L. Mack, Chairman of the Board	80	1997	2020	2,498,347	(5)	2.7%	2.4%
Michael J. DeMarco, Chief Executive Officer and Director	60	2018	2020	2,397,369	(6)	2.6%	2.3%
Marshall B. Tycher, Chairman of Roseland	65	—	—	672,630	(7)	*	*
David Smetana, Chief Financial Officer	48	—	—	125,253	(8)	*	*
Giovanni M. DeBari, Chief Accounting Officer	48	—	—	38,111	(9)
Gary T. Wagner, General Counsel	59	—	—	149,086	(10)	*	*
Ricardo Cardoso, Executive Vice President and Chief Investment Officer	47	—	—	171,207	(11)	*	*
Nicholas Hilton, Executive Vice President, Leasing	40	—	—	119,453	(12)	*	*
Deidre Crockett, Executive Vice President and Chief Administrative Officer	45	—	—	26,641	(13)	*	*
Alan R. Batkin, Director	75	2019	2020	6,269		*	*
Alan S. Bernikow, Lead Independent Director	79	2004	2020	45,733		*	*
Frederic Cumenal, Director	60	2019	2020	4,269		*	*
MaryAnne Gilmartin, Director	55	2019	2020	4,269		*	*
Nori Gerardo Lietz, Director	63	2019	2020	4,269		*	*
Lisa Myers, Director	52	2019	2020	4,269		*	*
Laura Pomerantz, Director	72	2019	2020	4,269		*	*
Irvin D. Reid, Director	79	1994	2020	30,249		*	*
Rebecca Robertson, Director	69	2016	2020	15,399		*	*
Z. Jamie Behar, Director Nominee	63	—	—	0
Michael Berman, Director Nominee	62	—	—	0
Howard Roth, Director Nominee	64	—	—	0
Gail Steinel, Director Nominee	64	—	—	0
Lee Wielansky, Director Nominee	69	—	—	0
All directors, executive officers and nominees as a group (23 individuals)				6,317,092	(14)	6.5%	6.1%

________________

*	Beneficial Ownership of less than 1.0% is omitted.

(1)	The limited partners of the Operating Partnership share with the Company, as general partner, in the net income or loss and any distributions of the Operating Partnership. Pursuant to the partnership agreement of the Operating Partnership, Common Units are redeemable into shares of Common Stock on a one-for-one basis. Outstanding Class B 2016 LTIP Units, Class D 2017 LTIP Units, Class E 2018 LTIP Units, Class F 2018 LTIP Units, Class G 2019 LTIP Units, Class H 2019 LTIP Units and Class I 2020 LTIP Units (collectively, “LTIP Units”) of the Operating Partnership are convertible into Common Units on a one-for-one basis upon vesting. Class AO LTIP Units are convertible into Common Units based on the appreciation in value of the Common Stock from the grant date through the conversion date, but is assumed to be on a one-for-one basis in the table above. See “Employment Contracts; Potential Payments Upon Termination or Change in Control—Michael J. DeMarco Class AO LTIP Award Agreement” for the conversion terms of the Class AO LTIP Units.

(2)	Except as otherwise noted below, all shares of Common Stock, Common Units, LTIP Units (as converted into Common Units), vested options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and all restricted Common Stock are owned beneficially by the individual listed with sole voting and/or investment power.

(3)	Assumes redemption or conversion of only the Units in the Operating Partnership beneficially owned by such owner into shares of Common Stock and the exercise of vested options and all restricted Common Stock held only by such owner.

(4)	Assumes redemption or conversion of all outstanding Units in the Operating Partnership into shares of Common Stock and the exercise of all vested options and all restricted Common Stock.

(5)	Includes 2,017,017 shares of Common Stock that may be issued upon the redemption of all of William L. Mack’s limited partnership interests in the Operating Partnership. Also includes 100,000 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by the William & Phyllis Mack Foundation, Inc., a charitable foundation of which Mr. Mack is a trustee, and 330,097 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by The Mack 2010 Family Trust II, a trust that is a member of a Section 13(d) group with Mr. Mack. Pursuant to Rule 13d-4 under the Exchange Act, Mr. Mack has specifically disclaimed beneficial ownership of the shares held by such foundation and trust.

(6)	Includes vested options to purchase 400,000 shares of Common Stock, and 1,860,562 unvested LTIP Units.

(7)	Includes 619,196 unvested LTIP Units.

(8)	Includes 119,453 unvested LTIP Units.

(9)	Includes 34,275 unvested LTIP Units.

(10)	Includes 128,071 unvested LTIP Units.

(11)	Includes 128,071 unvested LTIP Units.

(12)	Includes 119,453 unvested LTIP Units.

(13)	Includes 25,148 unvested LTIP Units.

(14)	Includes all restricted Common Stock held by all twenty-three executive officers, directors and nominees, together with 5,599,119 shares of Common Stock that may be issued upon the redemption of all of the executive officers’ and directors’ limited partnership interests in the Operating Partnership, including Common Units and LTIP Units. Also includes 430,097 shares of Common Stock that may be issued upon the conversion and/or redemption of all of the limited partnership interests in the Operating Partnership held by members of the directors’ and executive officers’ immediate families, trusts or charitable foundations of which they or their wives are trustees or entities over which they possess sole or shared dispositive or voting power. Also includes vested options to purchase 400,000 shares of Common Stock held by executive officers.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2019, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		(b) Weighted- Average Exercise Price of Outstanding Options and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	1,467,690	(2)	17.31	(3)	709,246
Equity Compensation Plans Not Approved by Stockholders(1)	59,899		N/A		N/A	(4)
Total	1,527,589		N/A		709,246

_______________

(1)	The only plan included in the table that was adopted without stockholder approval was the Directors’ Deferred Compensation Plan. See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital—Deferred Stock Compensation Plan For Directors, to the Company’s financial statements beginning on page 127 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(2)	Includes 42,690 shares of unvested restricted Common Stock, 625,000 Class AO LTIP Units, and 800,000 unexercised options.

(3)	Weighted average exercise price of outstanding options; excludes restricted Common Stock and LTIP Units.

(4)	The Directors’ Deferred Compensation Plan does not limit the number of stock units issuable thereunder, but applicable SEC and NYSE rules restricted the aggregate number of stock units issuable thereunder to one percent (1%) of the Company’s outstanding shares when the plan commenced on January 1, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Mack Agreement. In connection with the Company’s combination with The Mack Company in December 1997, the Company has entered into an agreement (the “Mack Agreement”) with members of the Mack Group. The “Mack Group” includes William L. Mack, Chairman of the Board of Directors, David S. Mack, a former director of the Company, Earle I. Mack, a former director of the Company, and Frederic Mack, a member of the Advisory Board of the Company. Pursuant to the Mack Agreement, members of the Mack Group previously had the right to designate up to three members of the Board of Directors. On August 1, 2019, the Company and members of the Mack Group entered into an amendment to the Mack Agreement, pursuant to which the members of the Mack Group have agreed, effectively immediately, to terminate their rights to designate or nominate any members of the Board under the Mack Agreement.

Tax Protection Agreements. Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders except in a manner which would not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the Company’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expired in February 2016.

Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group, the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Company and current member of the Company’s Advisory Board), and the Cali Group (which includes John R. Cali, a former director of the Company and current member of the Company’s Advisory Board). As of December 31, 2019, 27 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of December 31, 2019, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

Acquisitions and Other Transactions. Certain directors and executive officers of the Company (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of Common Stock (or Units in the Operating Partnership) had direct or indirect interests in certain transactions involving the Company, the Operating Partnership or their affiliates in the last fiscal year, as follows:

•	In 2019, William L. Mack, Alan R. Batkin, Frederic Cumenal, Nori Gerardo Lietz and Irvin D. Reid earned deemed stock dividends, calculated based upon the number of deferred stock units owned by each director as of the record date for each quarterly dividend earned in 2019 in the amounts of 723.833, 1,483.77, 1,483.77, 1,483.77, and 4,517.933, respectively, pursuant to the Director’s Deferred Compensation Plan, whereby each non-employee director is entitled to defer all or a specified portion of the annual compensation to be paid to such director. See “Compensation of Directors—Directors’ Deferred Compensation Plan” below.

•	The adult children of Marshall Tycher, Chairman of Roseland, own minority equity interests in Energy Technology Services, Inc., a vendor to the Company. Additionally, Mr. Tycher’s son-in-law is an employee of the vendor. The Company recognized $120,000 in expense for this vendor during the year ended December 31, 2019 and had no accounts payable to this vendor as of December 31, 2019.

Policies and Procedures. The Company has a written policy with respect to the review, approval and ratification of related person transactions. This policy applies to any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships, in which (i) the Company is a participant and (ii) any “related person” (defined as an employee, director, director nominee, an executive officer or someone who owns more than 5% of our common shares, or an immediate family member of any of the foregoing persons, with certain exceptions) has or will have a direct or indirect interest. Under the policy, the Company’s General Counsel will determine whether a transaction meets the definition of a related person transaction that will require review by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will review all related person transactions referred to them and, based on the relevant facts and circumstances, will decide whether or not to approve such transactions. Only those transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders will be approved. If the Company becomes aware of an existing related person transaction that was not approved under this policy, the matter will be referred to the Nominating and Corporate Governance Committee and it will evaluate all options available, including ratification, amendment or termination of the transaction.

The Company has determined that, under the policy, the following types of transactions will be deemed to be pre-approved: (i) employment of an executive officer if the related compensation is required to be reported in the Company’s proxy statement; (ii) employment of an executive officer if he or she is not an immediate family member of another executive officer or director of the Company, the related compensation would have been reported in the Company’s proxy statement if he or she was a “named executive officer” and the Company’s Executive Compensation and Option Committee approved (or recommended that the Board approve) such compensation; (iii) compensation paid to a director if the compensation is required to be reported in the Company’s proxy statement; (iv) any transaction where the related person’s interest arises solely from the ownership of the Common Stock and all holders of the Common Stock received the same benefit on a pro rata basis; (v) any transaction in which the rates or charges incurred are subject to governmental regulation; and (vi) any transaction involving bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

Under the policy, the General Counsel’s determination of whether a transaction meets the definition of a related person transaction is based upon his assessment of the transaction under Item 404 of Regulation S-K without regard to the amounts involved. The Company’s policy provides that any related person transaction referred to the Nominating and Corporate Governance Committee for consideration is evaluated based on all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally.

The policy prohibits a director from participating in any review, consideration or approval of any related person transaction with respect to which the director or any of his or her immediate family members is the related person. The policy also provides that the only transactions that may be approved are those transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

Independence of the Board of Directors

The Board of Directors has adopted the NYSE’s standards for determining the independence of its members and believes that it interprets these requirements conservatively. In applying these standards, the Board of Directors considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The Board of Directors has determined that nine of eleven of its current members, namely Alan Batkin, Alan S. Bernikow, Frederic Cumenal, MaryAnne Gilmartin, Nori Gerardo Lietz, Lisa Myers, Laura Pomerantz, Irvin D. Reid, and Rebecca Robertson are independent directors within the meaning of such NYSE independence standards in terms of independence from management. Additionally, the Board of Directors has determined that, if elected to the Board of Directors at the Annual Meeting, each of Z. Jamie Behar, Michael Berman, Howard Roth, Gail Steinel, and Lee Wielansky will be an independent director, such that if all of the Board of Directors’ eleven director nominees are elected at the Annual Meeting, ten of the eleven directors will be independent. In making this determination, the Board of Directors did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors or director nominees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP served as the Company’s independent registered public accountants for the fiscal year ended December 31, 2019, and has been appointed by the Audit Committee to continue as the Company’s independent registered public accountants for the fiscal year ending December 31, 2020. A representative of PricewaterhouseCoopers LLP is expected to be present at the Annual Meeting. The representative will have an opportunity to make a statement and will be able to respond to appropriate questions.

The Company was billed for professional services rendered in 2019 by PricewaterhouseCoopers LLP, the details of which are disclosed below.

Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee has the sole authority to appoint or replace the Company’s independent registered public accountants (subject, if applicable, to stockholder ratification). The Audit Committee is directly responsible for the compensation and oversight of the work of the Company’s independent registered public accountants (including resolution of disagreements between management and the Company’s independent registered public accountants regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Company’s independent registered public accountants are engaged by, and report directly to, the Audit Committee.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accountants, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and SEC Rule 2-01(c)(7)(i)(C) of Regulation S-X, all of which are approved by the Audit Committee prior to the completion of the audit. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, the Chairman of the Audit Committee has been granted the authority to pre-approve such services, provided that the estimated cost of such services on each such occasion does not exceed $125,000, and the Chairman of the Audit Committee reports for ratification such pre-approval to the Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above, and has otherwise complied with the provisions of its charter.

Audit Fees

The aggregate fees and expenses incurred by the Company and its consolidated subsidiaries for fiscal years ended December 31, 2019 and 2018 for professional services rendered by PricewaterhouseCoopers LLP or its affiliates in connection with (i) the audit of the Company’s annual financial statements; (ii) the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30; (iii) a consent issued in connection with a registration statement; and (iv) services provided in connection with statutory and regulatory filings or engagements, including attestation services required by Section 404 of the Sarbanes-Oxley Act of 2002, were $2,062,640 and $1,703,360, respectively.

Audit-Related Fees

The aggregate audit related fees and expenses incurred for the fiscal years ended December 31, 2019 and December 31, 2018, including subscription-based publications, accounting systems conversion consulting services for the Company and assurance and related services rendered by PricewaterhouseCoopers LLP related to Roseland Residential Trust were $670,936 and $371,000, respectively.

Tax Fees

The aggregate fees incurred by the Company for fiscal years ended December 31, 2019 and 2018 for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning were $231,000 and $231,000, respectively. These services consisted of reviewing the Company’s tax returns.

All Other Fees

There were no fees or expenses incurred by the Company for fiscal years ended December 31, 2019 and 2018 for other services rendered by PricewaterhouseCoopers LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 3.      Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY CORPORATION
MACK-CALI REALTY, L.P.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

104.1*	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A formatted in Inline XBRL.

* filed herewith

MACK-CALI REALTY CORPORATION
MACK-CALI REALTY, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: April 24, 2020	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: April 24, 2020	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date: April 24, 2020	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)

	By:	Mack-Cali Realty Corporation
its General Partner

Date: April 24, 2020	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date: April 24, 2020	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date: April 24, 2020	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)