Form 10-Q
period 2020-03-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2020-05-11
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 6, 2020, there were 90,596,547 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of March 31, 2020, the General Partner owned an approximate 90.5 percent common unit interest in the Operating Partnership. The remaining approximate 9.5 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

•Item 1.   Financial Statements (unaudited), which includes the following specific disclosures for Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.:

•Note 2.     Significant Accounting Policies, where applicable;

•Note 15.   Redeemable Noncontrolling Interests;

•Note 16.   Mack-Cali Realty Corporation’s Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital;

•Note 17.   Noncontrolling Interests in Subsidiaries; and

•Note 18.   Segment Reporting, where applicable.

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation’s and Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
ASSETS	2020	2019
Rental property
Land and leasehold interests	$648,866	$653,231
Buildings and improvements	3,474,560	3,361,435
Tenant improvements	168,089	163,299
Furniture, fixtures and equipment	81,966	78,716
	4,373,481	4,256,681
Less – accumulated depreciation and amortization	(582,829)	(558,617)
	3,790,652	3,698,064
Real estate held for sale, net	898,169	966,497
Net investment in rental property	4,688,821	4,664,561
Cash and cash equivalents	25,264	25,589
Restricted cash	15,863	15,577
Investments in unconsolidated joint ventures	202,574	209,091
Unbilled rents receivable, net	96,155	95,686
Deferred charges, goodwill and other assets, net	250,600	275,102
Accounts receivable	6,255	7,192

Total assets	$5,285,532	$5,292,798

LIABILITIES AND EQUITY
Senior unsecured notes, net	$571,776	$571,484
Unsecured revolving credit facility and term loans	277,000	329,000
Mortgages, loans payable and other obligations, net	2,028,345	1,908,034
Dividends and distributions payable	22,577	22,265
Accounts payable, accrued expenses and other liabilities	195,937	209,510
Rents received in advance and security deposits	35,598	39,463
Accrued interest payable	15,657	10,185
Total liabilities	3,146,890	3,089,941

Commitments and contingencies

Redeemable noncontrolling interests	506,482	503,382

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,596,079 and 90,595,176 shares outstanding	906	906
Additional paid-in capital	2,533,909	2,535,440
Dividends in excess of net earnings	(1,100,672)	(1,042,629)
Accumulated other comprehensive income (loss)	-	(18)
Total Mack-Cali Realty Corporation stockholders’ equity	1,434,143	1,493,699

Noncontrolling interests in subsidiaries:
Operating Partnership	150,681	158,480
Consolidated joint ventures	47,336	47,296
Total noncontrolling interests in subsidiaries	198,017	205,776

Total equity	1,632,160	1,699,475

Total liabilities and equity	$5,285,532	$5,292,798

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2020	2019
Revenue from leases	$70,450	$79,391
Real estate services	2,993	3,842
Parking income	5,265	4,866
Hotel income	1,625	283
Other income	1,724	1,884
Total revenues	82,057	90,266

EXPENSES
Real estate taxes	10,937	11,644
Utilities	3,853	6,112
Operating services	16,064	16,799
Real estate services expenses	3,721	4,266
General and administrative	15,818	13,319
Depreciation and amortization	33,796	31,534
Land and other impairments	5,263	-
Total expenses	89,452	83,674

OTHER (EXPENSE) INCOME
Interest expense	(20,918)	(23,481)
Interest and other investment income (loss)	32	823
Equity in earnings (loss) of unconsolidated joint ventures	(708)	(681)
Gain on change of control of interests	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	(7,915)	268,109
Gain on disposition of developable land	4,813	-
Gain on sale of investment in unconsolidated joint venture	-	903
Gain from extinguishment of debt, net	-	1,311
Total other income (expense)	(24,696)	260,774
Income (loss) from continuing operations	(32,091)	267,366

Discontinued operations:
Income from discontinued operations	21,993	8,228
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(27,746)	-
Total discontinued operations, net	(5,753)	8,228
Net income (loss)	(37,844)	275,594
Noncontrolling interests in consolidated joint ventures	176	1,248
Noncontrolling interests in Operating Partnership of income from
continuing operations	3,666	(26,843)
Noncontrolling interests in Operating Partnership in discontinued operations	549	(837)
Redeemable noncontrolling interests	(6,471)	(4,667)
Net income (loss) available to common shareholders	$(39,924)	$244,495

Basic earnings per common share:
Income (loss) from continuing operations	$(0.41)	$2.59
Discontinued operations	(0.06)	0.08
Net income (loss) available to common unitholders	$(0.47)	$2.67

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.41)	$2.58
Discontinued operations	(0.06)	0.08
Net income (loss) available to common unitholders	$(0.47)	$2.66

Basic weighted average shares outstanding	90,616	90,498

Diluted weighted average shares outstanding	100,183	100,943

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net income (loss)	$(37,844)	$275,594
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	(16)	(4,061)
Comprehensive income (loss)	$(37,860)	$271,533
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	176	1,248
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(4,667)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	4,249	(27,267)
Comprehensive income (loss) attributable to common shareholders	$(39,906)	$240,847

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended March 31, 2020	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2020	90,595	$906	$2,535,440	$(1,042,629)	$(18)	$205,776	$1,699,475
Net income (loss)	-	-	-	(39,924)	-	2,080	(37,844)
Common stock dividends	-	-	-	(18,119)	-	-	(18,119)
Common unit distributions	-	-	-	-	-	(2,270)	(2,270)
Redeemable noncontrolling interests	-	-	(2,804)	-	-	(6,767)	(9,571)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	216	216
Redemption of common units	-	-	-	-	-	(2,141)	(2,141)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	19	-	-	-	19
Directors' deferred compensation plan	-	-	82	-	-	-	82
Stock compensation	-	-	430	-	-	2,100	2,530
Cancellation of unvested LTIP units	-	-	-	-	-	(201)	(201)
Other comprehensive income (loss)	-	-	-	-	18	(34)	(16)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	742	-	-	(742)	-
Balance at March 31, 2020	90,596	$906	$2,533,909	$(1,100,672)	$-	$198,017	$1,632,160

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended March 31, 2019	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2019	90,320	$903	$2,561,503	$(1,084,518)	$8,770	$210,523	$1,697,181
Net income (loss)	-	-	-	244,495	-	31,099	275,594
Common stock dividends	-	-	-	(18,065)	-	-	(18,065)
Common unit distributions	-	-	-	-	-	(1,696)	(1,696)
Redeemable noncontrolling interests	-	-	(3,152)	-	-	(5,024)	(8,176)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,418	7,460
Redemption of common units for common stock	5	-	82	-	-	(82)	-
Redemption of common units	-		(1,665)			(4,965)	(6,630)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	10	-	-	-	10
Directors' deferred compensation plan	-	-	130	-	-	-	130
Stock compensation	-	-	265	-	-	1,615	1,880
Cancellation of unvested LTIP units	-	-	-	2,819	-	(2,889)	(70)
Other comprehensive income (loss)	-	-	-	(390)	(3,648)	(413)	(4,451)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	(1,563)	-	-	1,563	-
Balance at March 31, 2019	90,326	$903	$2,553,652	$(855,659)	$5,122	$239,149	$1,943,167

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net income (loss)	$(37,844)	$275,594
Net (income) loss from discontinued operations	5,753	(8,228)
Net income (loss) from continuing operations	(32,091)	267,366
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	32,904	30,792
Depreciation and amortization on discontinued operations	1,445	16,502
Amortization of directors deferred compensation stock units	82	130
Amortization of stock compensation	2,530	1,880
Amortization of deferred financing costs	1,024	1,189
Amortization of debt discount and mark-to-market	(237)	(237)
Equity in (earnings) loss of unconsolidated joint ventures	708	681
Distributions of cumulative earnings from unconsolidated joint ventures	815	1,553
Gain on change of control of interests	-	(13,790)
Realized (gains) losses and unrealized losses on disposition of rental property, net	7,915	(268,109)
Realized (gains) losses and unrealized losses on disposition of rental property, net on discontinued operations	27,746	-
Gain on disposition of developable land	(4,813)	-
Land and other Impairments	5,263	-
Gain on sale of investments in unconsolidated joint ventures	-	(903)
(Gain)Loss from extinguishment of debt	-	(1,311)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(1,392)	(1,445)
Decrease (increase) in deferred charges, goodwill and other assets	291	(4,934)
Increase in accounts receivable, net	(1,673)	(436)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,384	17,135
Decrease in rents received in advance and security deposits	(5,132)	(7,892)
Increase in accrued interest payable	5,473	5,301
Net cash flows provided by operating activities - continuing operations	16,051	26,971
Net cash flows provided by operating activities - discontinued operations	27,612	19,066

Net cash provided by operating activities	$43,663	$46,037

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(16,019)	$(168,056)
Rental property additions and improvements	(62,992)	(37,733)
Development of rental property and other related costs	(71,989)	(38,528)
Proceeds from the sales of rental property	6,939	330,369
Proceeds from the sale of investments in unconsolidated joint ventures	-	4,039
Repayment of notes receivable	83	125
Investment in unconsolidated joint ventures	(125)	(2,443)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,396	1,566
Net cash used in investing activities - continuing operations	(139,707)	89,339
Net cash used in investing activities - discontinued operations	56,609	(60,451)

Net cash (used in) provided by investing activities	$(83,098)	$28,888

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$69,000	$92,000
Repayment of revolving credit facility	(121,000)	(204,000)
Repayment of senior unsecured notes	-	(90,000)
Proceeds from mortgages and loans payable	120,658	121,537
Repayment of mortgages, loans payable and other obligations	(140)	(25,183)
Acquisition of noncontrolling interests	-	(5,017)
Issuance of redeemable noncontrolling interests, net	-	45,000
Common unit redemptions	(2,141)	-
Payment of financing costs	(656)	(1,363)
(Contributions) Distributions to noncontrolling interests	216	(99)
Payment of dividends and distributions	(26,543)	(24,732)

Net cash provided by (used in) financing activities	$39,394	$(91,857)

Net decrease in cash and cash equivalents	$(41)	$(16,932)
Cash, cash equivalents and restricted cash, beginning of period (1)	41,168	49,554

Cash, cash equivalents and restricted cash, end of period (2)	$41,127	$32,622

(1)Includes Restricted Cash of $15,577 and $19,921 as of December 31, 2019 and 2018, respectively.

(2)Includes Restricted Cash of $15,863 and $20,561 as of March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	March 31,	December 31,
ASSETS	2020	2019
Rental property
Land and leasehold interests	$648,866	$653,231
Buildings and improvements	3,474,560	3,361,435
Tenant improvements	168,089	163,299
Furniture, fixtures and equipment	81,966	78,716
	4,373,481	4,256,681
Less – accumulated depreciation and amortization	(582,829)	(558,617)
	3,790,652	3,698,064
Real estate held for sale, net	898,169	966,497
Net investment in rental property	4,688,821	4,664,561
Cash and cash equivalents	25,264	25,589
Restricted cash	15,863	15,577
Investments in unconsolidated joint ventures	202,574	209,091
Unbilled rents receivable, net	96,155	95,686
Deferred charges, goodwill and other assets, net	250,600	275,102
Accounts receivable	6,255	7,192

Total assets	$5,285,532	$5,292,798

LIABILITIES AND EQUITY
Senior unsecured notes, net	$571,776	$571,484
Unsecured revolving credit facility and term loans	277,000	329,000
Mortgages, loans payable and other obligations, net	2,028,345	1,908,034
Distributions payable	22,577	22,265
Accounts payable, accrued expenses and other liabilities	195,937	209,510
Rents received in advance and security deposits	35,598	39,463
Accrued interest payable	15,657	10,185
Total liabilities	3,146,890	3,089,941

Commitments and contingencies

Redeemable noncontrolling interests	506,482	503,382

Partners’ Capital:
General Partner, 90,596,079 and 90,595,176 common units outstanding	1,367,252	1,427,568
Limited partners, 9,518,638 and 9,612,064 common units/LTIPs outstanding	217,572	224,629
Accumulated other comprehensive income (loss)	-	(18)
Total Mack-Cali Realty, L.P. partners’ capital	1,584,824	1,652,179

Noncontrolling interests in consolidated joint ventures	47,336	47,296

Total equity	1,632,160	1,699,475

Total liabilities and equity	$5,285,532	$5,292,798

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2020	2019
Revenue from leases	$70,450	$79,391
Real estate services	2,993	3,842
Parking income	5,265	4,866
Hotel income	1,625	283
Other income	1,724	1,884
Total revenues	82,057	90,266

EXPENSES
Real estate taxes	10,937	11,644
Utilities	3,853	6,112
Operating services	16,064	16,799
Real estate services expenses	3,721	4,266
General and administrative	15,818	13,319
Depreciation and amortization	33,796	31,534
Land and other impairments	5,263	-
Total expenses	89,452	83,674

OTHER (EXPENSE) INCOME
Interest expense	(20,918)	(23,481)
Interest and other investment income (loss)	32	823
Equity in earnings (loss) of unconsolidated joint ventures	(708)	(681)
Gain on change of control of interests	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	(7,915)	268,109
Gain on disposition of developable land	4,813	-
Gain on sale of investment in unconsolidated joint venture	-	903
Gain from extinguishment of debt, net	-	1,311
Total other income (expense)	(24,696)	260,774
Income (loss) from continuing operations	(32,091)	267,366

Discontinued operations:
Income from discontinued operations	21,993	8,228
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(27,746)	-
Total discontinued operations, net	(5,753)	8,228
Net income (loss)	(37,844)	275,594
Noncontrolling interests in consolidated joint ventures	176	1,248
Redeemable noncontrolling interests	(6,471)	(4,667)
Net income (loss) available to common unitholders	$(44,139)	$272,175

Basic earnings per common unit:
Income (loss) from continuing operations	$(0.41)	$2.59
Discontinued operations	(0.06)	0.08
Net income (loss) available to common unitholders	$(0.47)	$2.67

Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.41)	$2.58
Discontinued operations	(0.06)	0.08
Net income (loss) available to common unitholders	$(0.47)	$2.66

Basic weighted average units outstanding	100,183	100,740

Diluted weighted average units outstanding	100,183	100,943

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net income (loss)	$(37,844)	$275,594
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	(16)	(4,061)
Comprehensive income (loss)	$(37,860)	$271,533
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	176	1,248
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(4,667)
Comprehensive income (loss) attributable to common unitholders	$(44,155)	$268,114

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended March 31, 2020	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2020	90,595	9,612	$1,427,568	$224,629	$(18)	$47,296	$1,699,475
Net income (loss)	-	-	(39,924)	(4,215)	-	6,295	(37,844)
Distributions	-	-	(18,119)	(2,270)	-	-	(20,389)
Redeemable noncontrolling interests	-	-	(2,804)	(296)	-	(6,471)	(9,571)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	216	216
Vested LTIP units	-	4	-	-	-	-	-
Redemption of limited partner common units	-	(98)	-	(2,141)	-	-	(2,141)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	19	-	-	-	19
Directors' deferred compensation plan	-	-	82	-	-	-	82
Other comprehensive income (loss)	-	-	-	(34)	18	-	(16)
Stock compensation	-	-	430	2,100	-	-	2,530
Cancellation of unvested LTIIP units	-	-	-	(201)	-	-	(201)
Balance at March 31, 2020	90,596	9,518	$1,367,252	$217,572	$-	$47,336	$1,632,160

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended March 31, 2019	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2019	90,320	10,229	$1,413,497	$232,764	$8,770	$42,150	$1,697,181
Net income (loss)	-	-	244,495	27,680	-	3,419	275,594
Distributions	-	-	(18,065)	(1,696)	-	-	(19,761)
Redeemable noncontrolling interests	-	-	(3,152)	(357)	-	(4,667)	(8,176)
Change in noncontrolling interests in consolidated joint ventures	-		(1,958)	-	-	9,418	7,460
Redemption of limited partner common units for
shares of general partner common units	5	4	82	(82)	-	-	-
Vested LTIP units	-	77	-	-	-	-	-
Redemption of limited partners common units	-	(301)	(1,665)	(4,965)	-	-	(6,630)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	10	-	-	-	10
Directors' deferred compensation plan	-	-	130	-	-	-	130
Other comprehensive income (loss)	-	-	(390)	(413)	(3,648)	-	(4,451)
Stock compensation	-	-	265	1,615	-	-	1,880
Cancellation of unvested LTIP units	-	-	2,819	(2,889)	-	-	(70)
Balance at March 31, 2019	90,326	10,009	$1,636,068	$251,657	$5,122	$50,320	$1,943,167

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net income (loss)	$(37,844)	$275,594
Net (income) loss from discontinued operations	5,753	(8,228)
Net income (loss) from continuing operations	(32,091)	267,366
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	32,904	30,792
Depreciation and amortization on discontinued operations	1,445	16,502
Amortization of directors deferred compensation stock units	82	130
Amortization of stock compensation	2,530	1,880
Amortization of deferred financing costs	1,024	1,189
Amortization of debt discount and mark-to-market	(237)	(237)
Equity in (earnings) loss of unconsolidated joint ventures	708	681
Distributions of cumulative earnings from unconsolidated joint ventures	815	1,553
Gain on change of control of interests	-	(13,790)
Realized (gains) losses and unrealized losses on disposition of rental property, net	7,915	(268,109)
Realized (gains) losses and unrealized losses on disposition of rental property, net on discontinued operations	27,746	-
Gain on disposition of developable land	(4,813)	-
Land and other Impairments	5,263	-
Gain on sale of investments in unconsolidated joint ventures	-	(903)
(Gain)Loss from extinguishment of debt	-	(1,311)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(1,392)	(1,445)
Decrease (increase) in deferred charges, goodwill and other assets	291	(4,934)
Increase in accounts receivable, net	(1,673)	(436)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,384	17,135
Decrease in rents received in advance and security deposits	(5,132)	(7,892)
Increase in accrued interest payable	5,473	5,301
Net cash flows provided by operating activities - continuing operations	16,051	26,971
Net cash flows provided by operating activities - discontinued operations	27,612	19,066

Net cash provided by operating activities	$43,663	$46,037

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(16,019)	$(168,056)
Rental property additions and improvements	(62,992)	(37,733)
Development of rental property and other related costs	(71,989)	(38,528)
Proceeds from the sales of rental property	6,939	330,369
Proceeds from the sale of investments in unconsolidated joint ventures	-	4,039
Repayment of notes receivable	83	125
Investment in unconsolidated joint ventures	(125)	(2,443)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,396	1,566
Net cash used in investing activities - continuing operations	(139,707)	89,339
Net cash used in investing activities - discontinued operations	56,609	(60,451)

Net cash (used in) provided by investing activities	$(83,098)	$28,888

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$69,000	$92,000
Repayment of revolving credit facility	(121,000)	(204,000)
Repayment of senior unsecured notes	-	(90,000)
Proceeds from mortgages and loans payable	120,658	121,537
Repayment of mortgages, loans payable and other obligations	(140)	(25,183)
Acquisition of noncontrolling interests	-	(5,017)
Issuance of redeemable noncontrolling interests, net	-	45,000
Common unit redemptions	(2,141)	-
Payment of financing costs	(656)	(1,363)
(Contributions) Distributions to noncontrolling interests	216	(99)
Payment of distributions	(26,543)	(24,732)

Net cash provided by (used in) financing activities	$39,394	$(91,857)

Net decrease in cash and cash equivalents	$(41)	$(16,932)
Cash, cash equivalents and restricted cash, beginning of period (1)	41,168	49,554

Cash, cash equivalents and restricted cash, end of period (2)	$41,127	$32,622

(1)Includes Restricted Cash of $15,577 and $19,921 as of December 31, 2019 and 2018, respectively.

(2)Includes Restricted Cash of $15,863 and $20,561 as of March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.5 and 90.4 percent common unit interest in the Operating Partnership as of March 31, 2020 and December 31, 2019, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of March 31, 2020, the Company owned or had interests in 71 real estate properties (the “Properties”). The Properties are comprised of 41 office buildings totaling approximately 10.5 million square feet and leased to approximately 325 tenants (which include two buildings, aggregating approximately 0.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 22 multi-family properties, totaling 6,850 apartment units (which include seven properties aggregating 2,611 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 108,000 square feet (which include a building aggregating 51,000 square feet owned by unconsolidated joint ventures in which the Company has investment interests), three hotels containing 723 rooms (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to a third party. The Properties are located in four states in the Northeast, plus the District of Columbia.

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

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

As of March 31, 2020 and December 31, 2019, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 15: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $503.4 million and $503.1 million, respectively, mortgages of $283.7 million and $283.7 million, respectively, and other liabilities of $19.6 million and $18.9 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.5 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of March 31, 2020 and December 31, 2019 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	March 31,	December 31,
	2020	2019
Land held for development (including pre-development costs, if any) (a)(c)	$385,682	$388,702
Development and construction in progress, including land (b)(d)	529,651	464,110
Total	$915,333	$852,812

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $166.6 million and $156.5 million as of March 31, 2020 and December 31, 2019, respectively.

(b)Includes land of $85.5 million and $96.6 million as of March 31, 2020 and December 31, 2019, respectively.

(c)Includes $46.3 million of land and $39.5 million of building and improvements pertaining to assets held for sale at March 31, 2020.

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $1,024,000 and $1,189,000 for the three months ended March 31, 2020 and 2019, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt.

Deferred Leasing Costs/Leasing Personnel Costs

Costs incurred in connection with successfully executed commercial and residential leases were capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs were charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. Upon the adoption of ASC 842 on January 1, 2019, the Company no longer capitalizes such costs, and includes such leasing personnel costs in General and administrative expense in the Company’s Consolidated Statements of Operations, which amounted to $1,038,000 and $742,000 for the three months ended and March 31, 2020 and 2019, respectively.

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

All bad debt expense is being recorded as a reduction of the corresponding revenue account starting on January 1, 2019. Management performs a detailed review of amounts due from tenants for collectability based on factors affecting the billings and status of individual tenants. The factors considered by management in determining which individual tenant’s revenues are affected include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. Management’s estimate of bad debt write-off’s requires management to exercise judgment about the timing, frequency and severity of collection losses, which affects the revenue recorded.

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

The deferred tax asset balance at March 31, 2020 amounted to $10.1 million which has been fully reserved through a valuation allowance. New tax reform legislation enacted in late 2017 reduced the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date. As a result, the Company recorded a decrease related to its deferred tax assets of $5.3 million and a decrease to the associated valuation allowance of $5.3 million at December 31, 2017. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2015 forward.

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

Dividends and Distributions Payable

The dividends and distributions payable at March 31, 2020 represents dividends payable to common shareholders (90,596,168 shares) and distributions payable to noncontrolling interests unitholders of the Operating Partnership (9,394,754 common units and 3,218,208 vested and unvested LTIP units), for all such holders of record as of April 2, 2020 with respect to the first quarter 2020. The first quarter 2020 common stock dividends and unit distributions of $0.20 per common share (total of $18.1 million), common unit (total of $1.9 million) and LTIP unit (total of $0.4 million) were approved by the General Partner’s Board of Directors on March 23, 2020 and paid on April 14, 2020.

The dividends and distributions payable at December 31, 2019 represents dividends payable to common shareholders (90,595,197 shares) and distributions payable to noncontrolling interests unitholders of the Operating Partnership (9,488,794 common units and 1,949,601 vested and unvested LTIP units) for all such holders of record as of January 3, 2020 with respect to the fourth quarter 2019. The fourth quarter 2019 common stock dividends and unit distributions of $0.20 per common share (total of $18.1 million), common unit (total of $1.9 million) and LTIP unit (total of $0.4 million) were approved by the General Partner’s Board of Directors on December 17, 2019 and paid on January 10, 2020.

Costs Incurred For Stock Issuances

Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Company recorded stock compensation expense of $2,530,000 and $1,880,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Impact of Recently-Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). The guidance introduces a new model for estimating credit losses for certain types of financial instruments, including trade and lease receivables, loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

3.    RECENT TRANSACTIONS

Properties Commencing Initial Operations

The following property commenced initial operations during the three months ended March 31, 2020 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/20	Emery at Overlook Ridge (a)	Malden, MA	Multi-Family	101	$29,755
Totals				101	$29,755

(a)The Emery at Overlook Ridge property consists of a total of 326 multi-family units. The remaining 225 multi-family units are currently in construction and are expected to be placed in service in mid- 2020.

Consolidation

On March 12, 2020, the Company, acquired its equity partner's 80 percent interest in Port Imperial North Retail L.L.C., a ground floor retail space totaling 30,745 square feet located at Port Imperial, West New York, New Jersey for $13.3 million in cash (funded through borrowing under the Company’s unsecured credit facility.) The results of the transaction increased the Company’s interest to 100 percent. Upon the acquisition, the Company consolidated the MC Roseland North Retail L.L.C. joint venture, a voting interest entity. As an acquisition of the remaining interests in the venture which owns the Port Imperial North Retail L.L.C., the Company accounted for the transaction as an asset acquisition under a cost accumulation model, no gain on change of control of interest was recognized in consolidation, resulting in total consolidated net assets of $15.0 million, which are allocated as follows:

Port Imperial North Retail L.L.C.
Land and leasehold interests	$4,305
Buildings and improvements and other assets, net	8,912
In-place lease values (a)	1,503
Above/Below market lease value, net (a)	313

Net assets recorded upon consolidation	$15,033

(a) In-place and below market lease values are being amortized over a weighted-average term of 7.5 years.

Real Estate Held for Sale/Discontinued Operations/Dispositions

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

In late 2019 through March 31, 2020, the Company completed the sale of three of these suburban office properties, totaling 697,000 square feet, for net sales proceeds of $87.2 million.  As of March 31, 2020, the Company has identified as held for sale the remaining 34 office properties (comprised of 12 identified disposal groups) in the Suburban Office Portfolio, totaling 5.9 million square feet (of which the Company currently has 17 properties totaling 2.5 million square feet under contract for sale for aggregate gross proceeds of $335.5 million). See Note 7: Discontinued Operations.

The Company plans to complete the sale of its remaining Suburban Office Portfolio properties in 2020 and early 2021, and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount and use of proceeds may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

Additionally, the Company also identified a retail pad leased to others and several developable land parcels as held for sale as of March 31, 2020. The properties are located in Parsippany, Madison, Short Hills, Edison, Red Bank and Florham Park.  As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 20 of the properties (comprised of four disposal groups) and several land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three months ended March 31, 2020, recognized an unrealized loss allowance of $53.0 million ($45.1 million of which are from discontinued operations), for the properties and land impairments of $5.3 million.

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban	Other
	Office	Assets
	Portfolio (a)	Held for Sale	Total
Land	$145,151	$85,472	$230,623
Building & Other	1,217,867	47,571	1,265,438
Less: Accumulated depreciation	(375,769)	(7,991)	(383,760)
Less: Cumulative unrealized losses on property held for sale	(169,992)	(44,140)	(214,132)
Real estate held for sale, net	$817,257	$80,912	$898,169

	Suburban	Other
	Office	Assets
Other assets and liabilities	Portfolio (a)	Held for Sale	Total
Unbilled rents receivable, net (b)	$29,402	$2,043	$31,445
Deferred charges, net (b)	33,176	1,316	34,492
Total intangibles, net (b)	32,724	-	32,724
Total deferred charges & other assets, net	68,691	1,326	70,017
Mortgages & loans payable, net (b)	123,679	-	123,679
Total below market liability (b)	8,235	-	8,235
Accounts payable, accrued exp & other liability	22,200	174	22,374
Unearned rents/deferred rental income (b)	4,849	203	5,052

(a) Classified as discontinued operations at March 31, 2020 for all periods presented. See Note 7: Discontinued Operations.
(b) Expected to be removed with the completion of the sales.

The Company disposed of the following office property during the three months ended March 31, 2020 (dollars in thousands):

									Discontinued
									Operations:
								Realized	Realized
								Gains	Gains
				Rentable		Net	Net	(losses)/	(losses)/
Disposition			# of	Square	Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units	Type	Proceeds	Value	Losses, net	Losses, net
03/17/20	One Bridge Plaza	Fort Lee, New Jersey	1	200,000	Office	$35,065	$17,743	$-	$17,322

Sub-total			1	200,000		35,065	17,743	-	17,322

Unrealized losses on real estate held for sale								(7,915)	(45,068)
Totals			1	200,000		$35,065	$17,743	$(7,915)	$(27,746)

The Company disposed of the following developable land holdings during the three months ended March 31, 2020 (dollars in thousands):

					Realized
					Gains
			Net	Net	(losses)/
Disposition			Sales	Carrying	Unrealized
Date	Property Address	Location	Proceeds	Value	Losses, net
01/03/20	230 & 250 Half Mile Road	Middletown, New Jersey	$7,018	$2,969	$4,049
03/27/20	Capital Office Park land	Greenbelt, Maryland	8,974	8,210	764

Totals			$15,992	$11,179	$4,813

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

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2020, the Company had an aggregate investment of approximately $202.6 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties. As of March 31, 2020, the unconsolidated joint ventures owned: two office properties aggregating approximately 0.2 million square feet, seven multi-family properties totaling 2,611 apartments units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel, a development project for up to approximately 360 apartments units; and interests and/or rights to developable land parcels able to accommodate up to 3,220 apartments units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of March 31, 2020, such debt had a total borrowing capacity of up to $322.2 million of which the Company agreed to guarantee up to $35 million. As of March 31, 2020, the outstanding balance of such debt totaled $252 million of which $28 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.6 million and $0.3 million for such services in the three months ended March 31, 2020 and 2019, respectively. The Company had $0.4 million and $0.6 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2020 and December 31, 2019, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of March 31, 2020 are three unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs. The Company’s aggregate investment in these VIEs was approximately $113.8 million as of March 31, 2020. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $148.8 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $35.0 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of March 31, 2020 and December 31, 2019 (dollars in thousands):

							Property Debt
	Number of		Company's	Carrying Value			As of March 31, 2020
	Apartment Units		Effective	March 31,	December 31,			Maturity	Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2020	2019		Balance	Date	Rate
Multi-family
Metropolitan at 40 Park (b) (c)	189	units	25.00%	$4,368	$7,257		$59,210	(d)	(d)
RiverTrace at Port Imperial	316	units	22.50%	7,190	7,463		82,000	11/10/26	3.21%
Crystal House (e)	825	units	25.00%	28,662	28,823		158,635	06/01/20	3.50%
PI North - Riverwalk C (f)	360	units	40.00%	35,653	35,527		41,773	12/06/21	L+2.75%
Riverpark at Harrison	141	units	45.00%	956	1,015		29,117	08/01/25	3.70%
Station House	378	units	50.00%	35,209	35,676		96,438	07/01/33	4.82%
Urby at Harborside (g)	762	units	85.00%	78,532	79,790		192,000	08/01/29	5.197%
PI North - Land (b) (h)	836	potential units	20.00%	1,678	1,678		-	-	-
Liberty Landing	850	potential units	50.00%	337	337		-	-	-
Hillsborough 206	160,000	sf	50.00%	1,962	1,962		-	-	-
Office
12 Vreeland Road	139,750	sf	50.00%	3,957	3,846	(i)	5,850	07/01/23	2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,541	3,521		3,128	11/01/23	4.76%
Other
Riverwalk Retail (k)	30,745	sf	20.00%	-	1,467		-	-	-
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	-	-		100,000	10/01/26	3.668%
Other (j)				529	729		-	-	-
Totals:				$202,574	$209,091		$768,151

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $34,943, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bore interest at LIBOR +2.25%, matured in October 2019. In October 2019, the loan was refinanced with a maturity date of October 2021, which bears interest at LIBOR +2.25%; (iii) a loan with a maximum borrowing amount of $18,200, which bears interest at LIBOR plus 150 basis points and matures in January 2023.

(e)

Included in this is the Company's unconsolidated 50 percent interest in a vacant land to accommodate the development of approximately 738 additional approved units. The joint venture is currently in discussions regarding a refinancing of the property debt.

(f)	The venture has a construction loan with a maximum borrowing amount of $112,000.
(g)	The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.
(h)	The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.
(i)

At December 31, 2019, the Company evaluated the recoverability of the carrying value of certain investments in unconsolidated joint venture, being considered for sale in the short or medium term. The Company determined that due to tenant turnover, lease-up assumptions, along with the Company's plans to exit its investment, it was necessary to reduce the carrying value of the investment to its estimated fair value. Accordingly, the Company recorded an impairment charge of $3.7 million at December 31, 2019.

(j)

The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

(k)	On March 12, 2020, the Company acquired its equity partner's 80 percent interest and increased ownership to 100 percent. See Note 3: Recent Transactions - Consolidation.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,
Entity / Property Name	2020	2019
Multi-family
Metropolitan at 40 Park	$(140)	$(77)
RiverTrace at Port Imperial	98	38
Crystal House	(159)	(226)
PI North - Riverwalk C / Land	(119)	(70)
Marbella II (b)	-	(15)
Riverpark at Harrison	(58)	(60)
Station House	(467)	(556)
Urby at Harborside	17	(458)
Liberty Landing	-	-
Hillsborough 206	-	-
Office
Red Bank (c)	-	8
12 Vreeland Road	111	45
Offices at Crystal Lake	20	45
Other
Riverwalk Retail (d)	(11)	(21)
Hyatt Regency Hotel Jersey City	-	638
Other	-	28

Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$(708)	$(681)

(a)	Amounts are net of amortization of basis differences of $152 and $172 for the three months ended March 31, 2020 and 2019, respectively.
(b)

On January 31, 2019, the Company acquired one of its equity partner's 50 percent interest and as a result, increased its ownership from 24.27 percent subordinated interest to 74.27 percent controlling interest, and ceased applying the equity method of accounting at such time.

(c)	On February 28, 2019, the Company sold its 50 percent interest to its partner and realized a gain of $0.9 million.
(d)	On March 12, 2020, the Company acquired its equity partner's 80 percent interest and increased ownership to 100 percent. See Note 3: Recent Transactions - Consolidation.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	March 31,	December 31,
(dollars in thousands)	2020	2019
Deferred leasing costs	$144,168	$142,424
Deferred financing costs - unsecured revolving credit facility (a)	5,559	5,559
	149,727	147,983
Accumulated amortization	(61,216)	(59,522)
Deferred charges, net	88,511	88,461
Notes receivable (b)	1,542	1,625
In-place lease values, related intangibles and other assets, net	80,747	86,092
Goodwill (c)	2,945	2,945
Right of use assets (d)	22,604	22,604
Prepaid expenses and other assets, net (e)	54,251	73,375

Total deferred charges, goodwill and other assets, net (f)	$250,600	$275,102

(a)Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of March 31, 2020 and December 31, 2019, respectively, an interest-free note receivable with a net present value of $1.5 million and $1.6 million which matures in April 2023. The Company believes this balance is fully collectible.

(c)All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(d)Balance recorded starting in 2019, pursuant to the Company’s adoption of ASU 2016-02 (Topic 842). This amount has a corresponding liability of $23.8 million, which is included in Accounts payable, accrued expense and other liabilities. See Note 13: Commitments and Contingencies – Ground Lease agreements for further details.

(e)Includes as of March 31, 2020 and December 31, 2019, $9.1 million and $28.1 million, respectively, of funds available with the Company’s qualified intermediary.

(f)Includes as of March 31, 2020 and December 31, 2019 $68.7 million and $68.6 million, respectively, for properties classified as discontinued operations

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2020, the Company did not have any outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk

During 2019, in connection with the paydown of the Company’s outstanding term loans, the Company terminated interest rate swaps with the corresponding notional amount.  These paydowns resulted in the Company accelerating the reclassification of gains from other comprehensive income to earnings as a result of the hedged forecasted transactions no longer being probable to occur, amounting to $1.3 million for the three months ended March 31, 2019. No additional amounts were recorded for the three months ended March 31, 2020.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates no  additional amount to be reclassified to interest expense.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the three months ending March 31, 2020 and 2019 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative and Reclassification for Forecasted Transactions No Longer Probable of Occurring)			Total Amount of Interest Expense presented in the consolidated statements
Three months ended March 31,	2020	2019		2020	2019		2020	2019		2020	2019

Interest rate swaps	$-	$(1,601)	Interest expense	$16	$1,571	Interest and other investment income (loss)	$-	$1,279	$	$(20,918)	$(23,481)

Credit-risk-related Contingent Features

The Company had agreements with each of its derivative counterparties that contained a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness was accelerated by the lender due to the Company's default on the indebtedness. As of March 31, 2020, the Company did not have derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements. As of March 31, 2020, the Company has not posted any collateral related to these agreements.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	March 31,	December 31,
	2020	2019
Security deposits	$5,857	$5,677
Escrow and other reserve funds	10,006	9,900

Total restricted cash	$15,863	$15,577

7.      DISCONTINUED OPERATIONS

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban office portfolio totaling approximately 6.6 million square feet.  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein.

In late 2019 through March 31, 2020, the Company completed the sale of three of these suburban office properties, totaling 697,000 square feet, for net sales proceeds of $87.2 million.  As of March 31, 2020, the Company has identified as held for sale the remaining 34 office properties (comprised of 12 disposal groups) in the Suburban Office Portfolio, totaling 5.9 million square feet (of which the Company currently has 17 properties totaling 2.5 million square feet under contract for sale for aggregate gross proceeds of $335.5 million).

The Company plans to complete the sale of its remaining Suburban Office Portfolio properties in 2020 and early 2021, and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount and use of proceeds may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 19 of the properties (comprised of four disposal groups) was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized loss allowance of $45.1 million during the three months ended March 31, 2020.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenues	$41,609	$43,983
Operating and other expenses	(16,857)	(17,951)
Depreciation and amortization	(1,453)	(16,511)
Interest expense	(1,306)	(1,293)

Income from discontinued operations	21,993	8,228

Unrealized losses on disposition of rental property (a)	(45,068)	-
Realized gains on disposition of rental property (b)	17,322	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(27,746)	-

Total discontinued operations, net	$(5,753)	$8,228

(a)Represents valuation allowances and impairment charges on properties classified as discontinued operations in 2020.

(b)See Note 3: Real Estate Transactions – Dispositions for further information regarding properties sold and related gains (losses).

8.     SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2020 and December 31, 2019 is as follows (dollars in thousands):

	March 31,	December 31,	Effective
	2020	2019	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(2,004)	(2,170)
Unamortized deferred financing costs	(1,220)	(1,346)

Total senior unsecured notes, net	$571,776	$571,484

(1)Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets. The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of March 31, 2020.

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

The terms of the 2017 Credit Facility include: (1) a four year term ending in January 2021, with two six month extension options; , subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P, or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio.

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

During the year ended December 31, 2019, the Company prepaid the 2017 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street and using borrowings under the Company’s unsecured revolving credit facility) and recorded a net loss of $173,000 from extinguishment of debt, as a result of a gain of $80,000 due to the early termination of part of the interest rate swap arrangements, and the write off of unamortized deferred financing costs and fees amounting to $253,000 as a result of the debt prepayment.

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

The 2017 Credit Agreement, which applies to both the 2017 Credit Facility and 2017 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the 2017 Credit Agreement (described below), or (ii) the property dispositions are completed while the Company is under an event of default under the 2017 Credit Agreement, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness

(60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  The 2017 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2017 Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board Directors nor appointed by a majority of directors nominated by the Board of Directors. Furthermore, the agreements governing the Company's Senior Unsecured Notes include cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the Notes if the change of control provisions under the 2017 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2017 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. In addition, construction loans secured by two multi-family residential property development projects contain cross-acceleration provisions similar to those in the agreements governing the Notes for defaults by the Company.  If these change of control provisions were triggered, the Company could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2017 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

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

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which had been scheduled to mature in January 2019 with two one year extension options. On January 7, 2019, the Company exercised the first one-year extension option with the payment of an extension fee of $0.5 million, which extended the maturity of the 2016 Term Loan to January 2020. The interest rate for the term loan is based on the Operating Partnership’s unsecured debt ratings, or, at the Company's option, a defined leverage ratio. Effective March 6, 2018, the Company elected to determine its interest rate under the 2016 Term Loan using the defined leverage ratio option, resulting in an interest rate of LIBOR plus 155 basis points. The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.28 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay $200 million senior unsecured notes that matured on January 15, 2016.

During the year ended December 31, 2019, the Company prepaid the 2016 Term Loan (using a portion of the cash sales proceeds from the Flex portfolio sale, using the proceeds from a mortgage loan financing obtained on Soho Lofts Apartments and using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street), and recorded a gain of $2.1 million due to the early termination of part of the interest rate swap arrangements, as a result of the debt prepayment during the year ended December 31, 2019. Unamortized deferred financing costs and fees amounting to $242,000 pertaining to the 2016 Term Loan were written off during the year ended December 31, 2019.

In summary, the Company recorded a net gain on extinguishment of debt of $1.6 million for the year ended December 31, 2019, as described above.

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company’s borrowings under its unsecured credit facility totaled $277 million and $329 million, respectively.

10.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of March 31, 2020, 19 of the Company’s properties, with a total carrying value of approximately $2.9 billion and four of the Company’s land and development projects, with a total carrying value of approximately $470 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of March 31, 2020.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2020 and December 31, 2019 is as follows (dollars in thousands):

		Effective	March 31,	December 31,
Property/Project Name	Lender	Rate (a)	2020	2019	Maturity
Monaco (b)	The Northwestern Mutual Life Insurance Co.	3.15%	$166,347	$166,752	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	3,918	3,934	12/01/21
Port Imperial 4/5 Hotel (c)	Fifth Third Bank	LIBOR+3.40%	94,000	74,000	04/09/22
Emery at Overlook Ridge (d)	Fifth Third Bank	LIBOR+2.50%	42,136	24,064	05/16/22
Port Imperial South 9 (e)	Bank of New York Mellon	LIBOR+2.13%	19,624	11,615	12/19/22
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Short Hills Residential (f)	People's United Bank	LIBOR+2.15%	17,791	9,431	03/26/23
250 Johnson	Nationwide Life Insurance Company	3.74%	43,000	43,000	08/01/24
Liberty Towers (g)	American General Life Insurance Company	3.37%	265,000	232,000	10/01/24
The Charlotte (h)	QuadReal Finance	LIBOR+2.70%	38,361	5,144	12/01/24
Portside 5/6	New York Life Insurance Company	4.56%	97,000	97,000	03/10/26
Marbella	New York Life Insurance Company	4.17%	131,000	131,000	08/10/26
Marbella II	New York Life Insurance Company	4.29%	117,000	117,000	08/10/26
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Worcester	MUFG Union Bank	LIBOR+1.84%	63,000	63,000	12/10/26
Short Hills Portfolio (i)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Port Imperial South 11	The Northwestern Mutual Life Insurance Co.	4.52%	100,000	100,000	01/10/29
Soho Lofts (j)	New York Community Bank	3.77%	160,000	160,000	07/01/29
Riverwatch Commons (j)	New York Community Bank	3.79%	30,000	30,000	07/01/29
111 River St.	Athene Annuity and Life Company	3.90%	150,000	150,000	09/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.85%	32,477	32,600	12/01/29

Principal balance outstanding			2,045,152	1,925,038
Unamortized deferred financing costs			(16,807)	(17,004)

Total mortgages, loans payable and other obligations, net			$2,028,345	$1,908,034

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)

This mortgage loan, which includes unamortized fair value adjustment of $1.3 million as of March 31, 2020, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers. It is the Company's intention to refinance the existing mortgage at or before maturity and believes it will be able to obtain a new mortgage in excess of the existing balance.

(c)	This construction loan has a maximum borrowing capacity of $94 million.
(d)	This construction loan has a maximum borrowing capacity of $62 million and provides, subject to certain conditions, one 18 month extension option with a fee of 25 basis points.
(e)	This construction loan has a maximum borrowing capacity of $92 million and provides, subject to certain conditions, one one year extension option with a fee of 15 basis points.
(f)	This construction loan has a maximum borrowing capacity of $64 million and provides, subject to certain conditions, one 18 month extension option with a fee of 30 basis points
(g)	In January 2020, the Company increased the size of the loan on Liberty Towers to $265 million, generating $33 million of additional proceeds.
(h)

This construction loan has a LIBOR floor of 2.0 percent, has a maximum borrowing capacity of $300 million and provides, subject to certain conditions, one one year extension option with a fee of 25 basis points.

(i)	Properties, which are collateral for this mortgage loan, were classified as held for sale as of December 31, 2019.
(j)	Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the three months ended March 31, 2020 and 2019 was $20,990,000 and $21,967,000 (of which $1,278,000 and $1,937,000 pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the three months ended March 31, 2020 and 2019 was $5,856,000 and $4,297,000, respectively (which amounts included $346,000 and $285,000 for the three months ended March 31, 2020 and 2019, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of March 31, 2020, the Company’s total indebtedness of $2,877,121,000 (weighted average interest rate of 3.70 percent) was comprised of $545,000,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.02 percent) and fixed rate debt and other obligations of $2,332,121,000 (weighted average rate of 3.86 percent).

As of December 31, 2019, the Company’s total indebtedness of $2,808,518,000 (weighted average interest rate of 3.81 percent) was comprised of $509,656,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.54 percent) and fixed rate debt and other obligations of $2,298,862,000 (weighted average rate of 3.87 percent).

11.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2020 and 2019 was $256,000 and $319,000, respectively.

12.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2020 and December 31, 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2020 and December 31, 2019.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,919,633,000 and $2,791,629,000 as compared to the book value of approximately $2,877,121,000 and $2,808,517,000 as of March 31, 2020 and December 31, 2019, respectively. The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The fair value measurements used in the evaluation of the Company’s rental properties are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include, but are not limited to estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, third party broker information and information from potential buyers, as applicable.

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

As of March 31, 2020, inputs and assumptions included

	Primary Valuation	Unobservable	Location	Range of
Description	Techniques	Inputs	Type	Rates
Office properties held for sale on which the Company recognized impairment losses	Discounted cash flows	Discount rates	Suburban	7.5% - 9.6%
		Exit Capitalization rates	Suburban	7.5% - 9%
		Market rental rates per square foot	Suburban	$26.00 - $50.00

Land properties held for sale on which the Company recognized impairment losses	Developable units and market rate per unit	Market rates per residential unit	Suburban	$26,500 - $35,000
		Market rates per square foot	Suburban	$15.00 - $25.00

The Company identified as held for sale 34 office properties (comprised of 12 disposal groups), a retail pad leased to others and several developable land parcels as held for sale as of March 31, 2020 with an aggregate carrying value of $898 million. As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 20 of the properties (comprised of four disposal groups) and several land parcels was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $53.0 million during the three months ended March 31, 2020 and land impairments of $5.3 million.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

The recent outbreak of COVID-19 worldwide has significantly slowed global economic activity and caused significant volatility in financial markets.  As such, there is currently significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy.  The current economic environment can and will be significantly adversely affected by many factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted.   In consideration of the magnitude of such uncertainties under the current climate, Management has considered all available information at its properties and in the marketplace to provide its estimates as of March 31, 2020.

13.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $49.5 million. The PILOT totaled $264,000 and $270,000 for the three months ended March 31, 2020 and 2019, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $170.9 million. The PILOT totaled $1.1 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

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

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in December 2018. The annual PILOT is equal to two percent of Total Project Costs, as defined therein. The PILOT totaled $0.6 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein. The PILOT totaled $0.3 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022. The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration. The PILOT totaled $352,000 and $352,000 for the three months ended March 31, 2020 and 2019, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues, as defined. The PILOT totaled $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein. The PILOT totaled $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

The Port Imperial South Parcel 9 development project agreement with the City of Weehawken is for a term of 25 years following substantial completion, which is anticipated to occur in the first quarter 2021. The annual PILOT is equal to 11 percent of gross revenue for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined therein.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2020 and December 31, 2019, are as follows (dollars in thousands):

As of March 31, 2020
Year	Amount
April 1 through December 31, 2020	$1,312
2021	1,750
2022	1,750
2023	1,756
2024	1,776
2025 through 2098	154,722
Total lease payments	163,066
Less: imputed interest	(139,298)

Total	$23,768

As of December 31, 2019
Year	Amount
2020	$1,750
2021	1,750
2022	1,750
2023	1,756
2024	1,776
2025 through 2098	154,722
Total lease payments	163,504
Less: imputed interest	(139,748)

Total	$23,756

Ground lease expense incurred by the Company amounted to $683,000 and $630,000 for the three months ended March 31, 2020 and 2019, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $23.8 million at March 31, 2020 for five ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 5.637 percent to 7.618 percent for the remaining ground lease terms ranging from 6.25 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $77.7 million have been incurred through March 31, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $50.9 million as of March 31, 2020, and the remaining construction costs are expected to be funded from a $92 million construction loan.

The Company is developing a 198-unit multi-family project known as the Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $55.9 million have been incurred through March 31, 2020, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $35.4 million of the construction costs, and the remaining construction costs are expected to be funded from a $64 million construction loan.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $195.4 million have been incurred through March 31, 2020, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $169.5 million of the construction costs, of which the Company has funded $138.5 million as of March 31, 2020, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $38.4 million was drawn as of March 31, 2020).

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of March 31, 2020, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 27 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of March 31, 2020, with an aggregate carrying value of approximately $1.8 billion, are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of March 31, 2020
Year	Amount
April 1 through December 31, 2020	$91,081
2021	112,114
2022	108,741
2023	103,614
2024	91,838
2025 and thereafter	514,091

Total	$1,021,479

As of December 31, 2019
Year	Amount
2020	$115,418
2021	107,027
2022	103,417
2023	99,544
2024	88,082
2025 and thereafter	488,305

Total	$1,001,793

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

•second, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a 6% annual return (the “RRT Base Return”) on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future; and

•third, pro rata to Rockpoint and RRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at March 31, 2020, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units).

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

•fifth, pro rata to Rockpoint and RRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at March 31, 2020, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units); and

•sixth, to Rockpoint and RRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to RRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at March 31, 2020, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to RRT in respect of Preferred Units and 87.728% to RRT in respect of Common Units).

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

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of March 31, 2020. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $488 million as of March 31, 2020.

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

The following table sets forth the changes in Redeemable noncontrolling interests for the three months ended March 31, 2020 and 2019, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at January 1, 2020	$52,324	$451,058	$503,382
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	451,058	503,382
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	3,100	3,100
Balance at March 31, 2020	$52,324	$454,158	$506,482

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at January 1, 2019	$52,324	$278,135	$330,459
Redeemable Noncontrolling Interests Issued	-	45,000	45,000
Net	52,324	323,135	375,459
Income Attributed to Noncontrolling Interests	455	4,212	4,667
Distributions	(455)	(4,212)	(4,667)
Redemption Value Adjustment	-	3,736	3,736
Balance at March 31, 2019	$52,324	$326,871	$379,195

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

The following table reflects the activity of the General Partner capital for the three months ended March 31, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Opening Balance	$1,493,699	$1,486,658
Net income (loss)	(39,924)	244,495
Common stock distributions	(18,119)	(18,065)
Redeemable noncontrolling interests	(2,804)	(3,152)
Change in noncontrolling interests in consolidated
joint ventures	-	(1,958)
Redemption of common units for common stock	-	82
Redemption of common units	-	(1,665)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	19	10
Directors' deferred compensation plan	82	130
Stock Compensation	430	265
Cancellation of restricted shares	-	-
Cancellation of unvested LTIP units	-	2,819
Other comprehensive income (loss)	18	(4,038)
Rebalancing of ownership percent between parent and
subsidiaries	742	(1,563)
Balance at March 31	$1,434,143	$1,704,018

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”). The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of March 31, 2020, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million. Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

Information regarding the Company’s stock option plans is summarized below for the three months ended March 31, 2020 and 2019, respectively:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2020	800,000	$17.31	$-
Granted, Lapsed or Cancelled	-	-
Outstanding at March 31, 2020 ($17.31)	800,000	$17.31	$-
Options exercisable at March 31, 2020	800,000
Available for grant at March 31, 2020	42,011

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2019	800,000	$17.31	$1,824
Granted, Lapsed or Cancelled	-	-
Outstanding at March 31, 2019 ($17.31)	800,000	$17.31	$3,912
Options exercisable at March 31, 2019	800,000
Available for grant at March 31, 2019	750,000

There were no stock options exercised under any stock option plans for the three months ended March 31, 2020 and 2019, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of March 31, 2020 and December 31, 2019, the stock options outstanding had a weighted average remaining contractual life of approximately 5.2 and 5.4 years, respectively.

The Company recognized stock options expense of zero for each of the three months ended March 31, 2020 and 2019, respectively.

AO LTIP UNITS (Appreciation-Only LTIP Units)

Pursuant to the terms of the DeMarco employment agreement, the Company entered into an AO Long-Term Incentive Plan Award Agreement (the “AO LTIP Award Agreement”) with Mr. DeMarco on March 13, 2019 that provided for the grant to Mr. DeMarco of 625,000 AO LTIP Units. AO LTIP Units are a class of partnership interests in the Operating Partnership that are intended to qualify as “profits interests” for federal income tax purposes and generally only allow the recipient to realize value to the extent the fair market value of a share of Common Stock exceeds the threshold level set at the time the AO LTIP Units are granted, subject to any vesting conditions applicable to the award. The threshold level was fixed at $21.46 in the AO LTIP Award Agreement, the closing price of the Common Stock as reported on the New York Stock Exchange (the “NYSE”) on the date of grant. The value of vested AO LTIP Units is realized through conversion of the AO LTIP Units into common units of limited partnership interests of the Operating Partnership (the “Common Units”). The number of Common Units into which vested AO LTIP Units may be converted is determined based on the quotient of (i) the excess of the fair market value of the Common Stock on the conversion date over the threshold level designated at the time the AO LTIP Unit was granted (i.e., $21.46), divided by (ii) the fair market value of the Common Stock on the conversion date. AO LTIP Units, once vested, have a finite term during which they may be converted into Common Units, within ten years from the grant date of the AO LTIP Units or they are forfeited. In addition, the AO LTIP Units issued to Mr. DeMarco are subject to the following vesting conditions:

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

As of March 31, 2020, the Company had $1.8 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2.9 years. The Company recognized AO LTIP unit expense of $155,000 and $32,000 for the three months ended March 31, 2020 and 2019, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one year to seven year vesting period, of which 42,690 unvested shares were legally outstanding at March 31, 2020. Vesting of the Restricted Stock Awards issued is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below for the three months ended March 31, 2020 and 2019, respectively:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2020	42,690	$21.08
Cancelled	-	-
Outstanding at March 31, 2020	42,690	$21.08

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2019	67,289	$22.43
Cancelled	(968)	25.83
Outstanding at March 31, 2019	66,321	$22.38

As of March 31, 2020, the Company had 0.3 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.2 years.

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

As of March 31, 2020, the Company had no unrecognized compensation cost as there are no unvested PSUs outstanding under the Company’s stock compensation plans.

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

The 2017 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three-year performance period from April 4, 2017 through April 3, 2020. Participants in the 2017 OPP will only earn the full awards if, over the three year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company is in the 75th percentile of performance as compared to the NAREIT office index. As the targets for vesting were not achieved, the 2017 PBV LTIP Units did not vest and were forfeited.

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

On March 24, 2020, the Company granted LTIP awards to senior management of the Company, including the General Partner’s executive officers (the “2020 LTIP Awards”). All of the 2020 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan. All of the target 2020 LTIP Awards were in the form of performance-based LTIP Units under the Company’s Outperformance Plan (the “2020 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2020 PBV LTIP Units”).

The 2020 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period from March 24, 2020 through March 23, 2023. Participants of performance-based awards in the 2020 OPP will only earn the full awards if, over the three year performance period, the Company achieves a thirty-six percent (36%) absolute total stockholder return (“TSR”) and if the Company’s TSR is in the 75th percentile of performance as compared to the REITs in the NAREIT index.

LTIP Units will remain subject to forfeiture depending on the extent that the 2017 LTIP Awards, 2018 LTIP Awards, 2019 LTIP Awards and 2020 LTIP Awards vest. The number of LTIP Units to be issued initially to recipients of the 2017 PBV LTIP Awards, 2018 PBV LTIP Awards, 2019 PBV LTIP Awards and 2020 PBV LTIP Awards is the maximum number of LTIP Units that may be earned under the awards. The number of LTIP Units that actually vest for each award recipient will be determined at the end of the performance measurement period. TSR for the Company and for the Index over the three year measurement period and other circumstances will determine how many LTIP Units vest for each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a Common Unit but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2017 TBV LTIP Units, 2018 TBV LTIP Units and 2019 TBV LTIP Units or the end of the measurement period for the 2017 PBV LTIP Units, 2018 PBV LTIP Units, 2019 PBV LTIP Units and 2020 PBV LTIP Units, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a Common Unit.

As a result of targets not being achieved or management and other personnel changes during the three months ended March 31, 2020, the employees forfeited and cancelled 3,008 2017 LTIP Awards, 6,572 2018 LTIP Awards, and 5,693 2019 LTIP Awards. As of March 31, 2020, a total of 11,155 2016 PBV LTIP Units, 75,578 2016 TBV LTIP Units, 388,408 2017 PBV LTIP Units, 79,672 2017 TBV LTIP Units, 629,252 2018 PBV LTIP Units, 186,645 2018 TBV LTIP Units, 392,476 2019 PBV LTIP Units, 167,454 2019 TBV LTIP Units, and 1,287,568 2020 PBV LTIP Units, net of LTIP Units forfeited and cancelled, were outstanding. The LTIP Units were valued in accordance with ASC 718 – Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of March 31, 2020, the Company had $19.7 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

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

During the three months ended March 31, 2020 and 2019, respectively, 5,804 and 5,870 deferred stock units were earned, respectively. As of March 31, 2020 and December 31, 2019, there were 63,470 and 59,899 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the three months ended March 31, 2020 and 2019 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Three Months Ended
	March 31,
Computation of Basic EPS	2020	2019
Income (loss) from continuing operations	$(32,091)	$267,366
Add (deduct): Noncontrolling interests in consolidated joint ventures	176	1,248
Add (deduct): Noncontrolling interests in Operating Partnership	3,666	(26,843)
Add (deduct): Redeemable noncontrolling interests	(6,471)	(4,667)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(2,804)	(3,152)
Income (loss) from continuing operations available to common shareholders	(37,524)	233,952
Income (loss) from discontinued operations available to common shareholders	(5,204)	7,391
Net income (loss) available to common shareholders for basic earnings per share	$(42,728)	$241,343

Weighted average common shares	90,616	90,498

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.41)	$2.59
Income (loss) from discontinued operations available to common shareholders	(0.06)	0.08
Net income (loss) available to common shareholders	$(0.47)	$2.67

	Three Months Ended
	March 31,
Computation of Diluted EPS	2020	2019
Net income (loss) from continuing operations available to common shareholders	$(37,524)	$233,952
Add (deduct): Noncontrolling interests in Operating Partnership	(3,666)	26,843
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(296)	(357)
Income (loss) from continuing operations for diluted earnings per share	(41,486)	260,438
Income (loss) from discontinued operations for diluted earnings per share	(5,753)	8,228
Net income (loss) available for diluted earnings per share	$(47,239)	$268,666

Weighted average common shares	100,183	100,943

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.41)	$2.58
Income (loss) from discontinued operations available to common shareholders	(0.06)	0.08
Net income (loss) available to common shareholders	$(0.47)	$2.66

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Basic EPS shares	90,616	90,498
Add: Operating Partnership – common and vested LTIP units	9,567	10,242
Restricted Stock Awards	-	66
Stock Options	-	137
Diluted EPS Shares	100,183	100,943

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in the three months ended March 31,

2020 as such securities were anti-dilutive during the period. Shares issuable under all outstanding stock options were excluded from the denominator in the three months ended March 31, 2020 as such securities were anti-dilutive during the period. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of March 31, 2020 and 2019 were 3,094,324 and 1,826,331 LTIP Units, respectively. Unvested restricted stock outstanding as of March 31, 2020 and 2019 were 42,690 and 66,321 shares, respectively. Unvested AO LTIP Units outstanding as of March 31, 2020 and 2019 were 625,000 and 625,000, respectively.

Dividends declared per common share for each of the three month periods ended March 31, 2020 and 2019 was $0.20 per share.

Mack-Cali Realty, L.P.:

	Three Months Ended
	March 31,
Computation of Basic EPU	2020	2019
Income (loss) from continuing operations	$(32,091)	$267,366
Add (deduct): Noncontrolling interests in consolidated joint ventures	176	1,248
Add (deduct): Redeemable noncontrolling interests	(6,471)	(4,667)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(3,100)	(3,509)
Income (loss) from continuing operations available to unitholders	(41,486)	260,438
Income (loss) from discontinued operations available to unitholders	(5,753)	8,228
Net income (loss) available to common unitholders for basic earnings per unit	$(47,239)	$268,666

Weighted average common units	100,183	100,740

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(0.41)	$2.59
Income (loss) from discontinued operations available to unitholders	(0.06)	0.08
Net income (loss) available to common unitholders for basic earnings per unit	$(0.47)	$2.67

	Year Ended December 31,
Computation of Diluted EPU	2020	2019
Net income (loss) from continuing operations available to common unitholders	$(41,486)	$260,438
Income (loss) from discontinued operations for diluted earnings per unit	(5,753)	8,228
Net income (loss) available to common unitholders for diluted earnings per unit	$(47,239)	$268,666

Weighted average common unit	100,183	100,943

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.41)	$2.58
Income (loss) from discontinued operations available to common unitholders	(0.06)	0.08
Net income (loss) available to common unitholders	$(0.47)	$2.66

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Basic EPU units	100,183	100,740
Add: Restricted Stock Awards	-	66
Add: Stock Options	-	137
Diluted EPU Units	100,183	100,943

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in the three months ended March 31, 2020 as such securities were anti-dilutive during the period. Shares issuable under all outstanding stock options were excluded from the denominator in the three months ended March 31, 2020 as such securities were anti-dilutive during the period. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested LTIP Units outstanding as of March 31, 2020 and March 31, 2019 were 3,094,324 and 1,826,331 LTIP Units, respectively. Unvested restricted stock outstanding as of March 31, 2020 and 2019 were 42,690 and 66,321 shares, respectively. Unvested AO LTIP Units outstanding as of March 31, 2020 and 2019 were 625,000 and 625,000, respectively.

Distributions declared per common unit for each of the three month periods ended March 31, 2020 and 2019 was $0.20 per unit.

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

The following table reflects the activity of noncontrolling interests for the three months ended March 31, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Opening Balance	$205,776	$210,523
Net income	2,080	31,099
Unit distributions	(2,270)	(1,696)
Redeemable noncontrolling interests	(6,767)	(5,024)
Change in noncontrolling interests in consolidated joint ventures	216	9,418
Redemption of common units for common stock	-	(82)
Redemption of common units	(2,141)	(4,965)
Stock compensation	2,100	1,615
Cancellation of restricted shares	-	-
Cancellation of unvested LTIP units	(201)	(2,889)
Other comprehensive income (loss)	(34)	(413)
Rebalancing of ownership percentage between parent and subsidiaries	(742)	1,563
Balance at March 31	$198,017	$239,149

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2020, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.7 million as of March 31, 2020.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)

Common Units

During the three months ended March 31, 2020, the Company redeemed for cash 97,727 common units at their fair market value of $2.1 million.

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

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 4, 2017, the Company granted 2017 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 20, 2018, the Company granted 2018 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On March 22, 2019, the Company granted 2019 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On March 24, 2020, the Company granted 2020 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. All of the 2016 LTIP Awards, 2017 LTIP Awards, 2018 LTIP Awards, 2019 LTIP Awards and 2020 LTIP Awards are in the form of units in the Operating Partnership. See Note 16: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital – Long-Term Incentive Plan Awards.

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

AO LTIP Units (Appreciation-Only LTIP Units)

On March 13, 2019, the Company granted 625,000 AO LTIP Units to Mr. DeMarco pursuant to the AO Long Term Incentive Plan Award Agreement. See Note 16: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital – AO LTIP Units (Appreciation-Only LTIP Units).

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the Common Units and LTIP Units in the Operating Partnership for the three months ended March 31, 2020 and 2019, respectively.

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Outstanding at January 1, 2020	9,612,064	1,826,331
Issuance of LTIP units	-	1,287,568
Redemption of common units	(97,727)	-
Conversion of LTIP units for common units	3,688	-
Vested LTIP units	614	(4,302)
Cancellation of units	(1)	(15,273)
Outstanding at March 31, 2020	9,518,638	3,094,324

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2019	10,229,349	1,707,106
Issuance of LTIP units	-	565,623
Redemption of common units for shares of common stock	(5,000)	-
Redemption of common units	(301,638)	-
Conversion of vested LTIP units to common units	9,218	-
Vested LTIP units	77,426	(86,644)
Cancellation of units	-	(359,754)

Outstanding at March 31, 2019	10,009,355	1,826,331

Noncontrolling Interests Ownership in Operating Partnership

As of March 31, 2020 and December 31, 2019, the noncontrolling interests common unitholders owned 9.5 percent and 9.6 percent of the Operating Partnership, respectively.

NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES (applicable to General Partner and Operating Partnership)

The Company consolidates certain joint ventures in which it has ownership interests. Various entities and/or individuals hold noncontrolling interests in these ventures.

PARTICIPATION RIGHTS

The Company’s interests in certain real estate projects (one property and one potential future development) each provide for the initial distributions of net cash flow solely to the Company, and thereafter, other parties have participation rights in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an IRR of 10 percent per annum.

18.    SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio. The Company’s multi-family services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the three months ended March 31, 2020 and 2019. The Company had no long lived assets in foreign locations as of March 31, 2020 and December 31, 2019. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the three months ended March 31, 2020 and 2019 and selected asset information as of March 31, 2020 and December 31, 2019 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
March 31, 2020	$39,549	$42,847	$(339)	$82,057
March 31, 2019	54,077	36,359	(170)	90,266

Total operating and
interest expenses (a):
Three months ended:
March 31, 2020	$16,290	$22,773	$32,216	$71,279
March 31, 2019	23,992	21,188	29,618	74,798

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
March 31, 2020	$(117)	$(591)	$-	$(708)
March 31, 2019	721	(1,402)	-	(681)

Net operating income (loss) (b):
Three months ended:
March 31, 2020	$23,142	$19,483	$(32,555)	$10,070
March 31, 2019	30,806	13,769	(29,788)	14,787

Total assets:
March 31, 2020	$2,091,070	$3,162,056	$32,406	$5,285,532
December 31, 2019	2,178,321	3,079,409	35,068	5,292,798

Total long-lived assets (c):
March 31, 2020	$1,890,029	$2,894,874	$3,018	$4,787,921
December 31, 2019	1,947,053	2,812,306	3,834	4,763,193

Total investments in
unconsolidated joint ventures:
March 31, 2020	$7,498	$195,076	$-	$202,574
December 31, 2019	7,367	201,724	-	209,091

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

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net operating income	$10,070	$14,787
Add (deduct):
Depreciation and amortization	(33,796)	(31,534)
Land and other impairments	(5,263)	-
Gain on change of control of interests	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	(7,915)	268,109
Gain on disposition of developable land	4,813	-
Gain on sale of investment in unconsolidated joint venture	-	903
Gain from extinguishment of debt, net	-	1,311
Income (loss) from continuing operations	(32,091)	267,366
Discontinued operations
Income from discontinued operations	21,993	8,228
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(27,746)	-
Total discontinued operations, net	(5,753)	8,228
Net income (loss)	(37,844)	275,594
Noncontrolling interests in consolidated joint ventures	176	1,248
Noncontrolling interests in Operating Partnership	3,666	(26,843)
Noncontrolling interest in discontinued operations	549	(837)
Redeemable noncontrolling interests	(6,471)	(4,667)
Net income (loss) available to common shareholders	$(39,924)	$244,495

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net operating income	$10,070	$14,787
Add (deduct):
Depreciation and amortization	(33,796)	(31,534)
Land and other impairments	(5,263)	-
Gain on change of control of interests	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	(7,915)	268,109
Gain on disposition of developable land	4,813	-
Gain on sale of investment in unconsolidated joint venture	-	903
Gain from extinguishment of debt, net	-	1,311
Income (loss) from continuing operations	(32,091)	267,366
Discontinued operations
Income from discontinued operations	21,993	8,228
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(27,746)	-
Total discontinued operations, net	(5,753)	8,228
Net income (loss)	(37,844)	275,594
Noncontrolling interests in consolidated joint ventures	176	1,248
Redeemable noncontrolling interests	(6,471)	(4,667)
Net income (loss) available to common unitholders	$(44,139)	$272,175

19.SUBSEQUENT EVENTS

On April 24, 2020, the Company signed an agreement to sell 111 River Street, a 566,215 square foot office property located in Hoboken, New Jersey, for $244.5 million, subject to the transfer of the $150 million mortgage loan currently collateralized by the property to the buyer, and other conditions.

The recent outbreak of COVID-19 across many countries around the globe, including the U.S., has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. The global impact of the outbreak has been rapidly evolving. The responses of many countries, including the U.S., have included quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, and restrictions on travel. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. Demand for space at the Company’s properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. These factors can be significantly adversely affected by a variety of factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. If the outbreak continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact the Company’s tenants’ ability to pay rent, the Company’s ability to lease vacant space, the Company’s property operating and other expenses and the Company’s ability to complete development and redevelopment projects, and these consequences, in turn, could materially impact the Company’s results of operations.

On April 10, 2020, the Financial Accounting Standards Board (the "FASB") issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those contracts. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, cash payments made to the lessee, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company is currently working with tenants impacted by the COVID-19 pandemic to determine appropriate lease concessions. To date, the impact of lease concessions granted has not had a material effect on the financial position or results of operations of the Company. The Company will continue to evaluate the impact of lease concessions and the appropriate accounting for those concessions.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of March 31, 2020, the Company owned or had interests in 71 properties (collectively, the “Properties”), consisting of 41 office properties, totaling approximately 10.5 million square feet leased to approximately 325 commercial tenants, 22 multi-family rental properties containing 6,850 apartment units, four parking/retail properties, totaling approximately 108,000 square feet, three hotels containing 723 rooms and a parcel of land leased to a third party. The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 2.0 million square feet of additional commercial space and approximately 9,500 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office and multi-family rental properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator. In September 2015, the Company announced an initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family rental properties. As part of this plan, the Company has sold or has contracted to sell multiple properties, primarily commercial office and office/flex properties, which it believes do not meet its long-term goals.

STRATEGIC DIRECTION

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet (collectively, the “Suburban Office Portfolio”).  This does not include the Company’s waterfront office properties in Jersey City and Hoboken, New Jersey. As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations – to the Financial Statements.

In late 2019 through March 31, 2020, the Company completed the sale of three of these suburban office properties, totaling 697,000 square feet, for net sales proceeds of $87.2 million. As of March 31, 2020, the Company has identified as held for sale the remaining 34 office properties (comprised of 12 disposal groups) in the Suburban Office Portfolio, totaling 5.9 million square feet (of which the Company currently has 17 properties totaling 2.5 million square feet under contract for sale for aggregate gross proceeds of $335.5 million).

The Company plans to complete the sale of its remaining Suburban Office Portfolio properties in 2020 and early 2021, and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount and use of proceeds may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

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

The Company’s ability to renew or execute new leases as current leases expire or to execute new leases with rental terms at or above the terms of in-place leases may be affected by several factors such as: (1) the local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors; and (2) local real estate conditions, such as oversupply of the Company’s product types or competition within the market.

In addition, the COVID-19 pandemic could potentially cause deterioration in the financial condition or liquidity of the Company’s tenants, which could impair their ability to pay rents. A number of the Company’s tenants have requested rent relief during this pandemic. The COVID-19 pandemic could also potentially cause reduced demand for space at the Company’s office properties and/or units at its multifamily residential properties, which could have a negative impact on the Company’s prospects for leasing current or additional space and/or renewing leases with existing tenants.

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the lease percentage has declined or stabilized. The percentage leased in the Company’s stabilized core operating commercial properties included in its Consolidated Properties aggregating 10.1 million, 10.3 million and 11.1 million square feet at March 31, 2020, December 31, 2019 and March 31, 2019, respectively, was 81.1 percent leased at March 31, 2020 as compared to 80.7 percent leased at December 31, 2019 and 80.9 percent leased at March 31, 2019 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of March 31, 2020, December 31, 2019 and March 31, 2019 aggregate 39,211, 31,982 and 153,455 square feet, respectively, or 0.4, 0.3 and 1.4 percentage of the net rentable square footage, respectively. Rental rates (including escalations) on the Company’s core commercial space that was renewed (based on first rents payable) during the three months ended March 31, 2020 (on 87,217 square feet of renewals) increased an average of 19.7 percent compared to rates that were in effect under the prior leases, as compared to an 11.9 percent increase during the three months ended March 31, 2019 (on 102,240 square feet of renewals). Estimated lease costs for the renewed leases during the three months ended March 31, 2020 averaged $6.95 per square foot per year for a weighted average lease term of 8.8 years, and estimated lease costs for the renewed leases during the three months ended March 31, 2019 averaged $3.46 per square foot per year for a weighted average lease term of 4.7 years. The Company believes, although there can be no assurance, that vacancy rates at its commercial properties have begun to bottom as the majority of the known move-outs at its waterfront portfolio have already occurred. As of March 31, 2020, commercial leases which comprise approximately 4.1 and 10.2 percent of the Company’s annualized base rent are scheduled to expire during the years ending December 31, 2020 and 2021, respectively. With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes, although there can be no assurance, that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If these recent leasing results do not prove to be sustaining through the remainder of 2020, the Company may receive less revenue from the same space.

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

•results from operations for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, and

•liquidity and capital resources.

Recent Transactions

Properties Commencing Initial Operations

The following property commenced initial operations during the three months ended March 31, 2020 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/20	Emery at Overlook Ridge (a)	Malden, MA	Multi-Family	101	$29,755
Totals				101	$29,755

(a)The Emery at Overlook Ridge property consists of a total of 326 multi-family units. The remaining 225 multi-family units are currently in construction and are expected to be placed in service in mid-2020.

Consolidations

On March 12, 2020, the Company, acquired its equity partner's 80 percent interest in Port Imperial North Retail L.L.C. a ground floor retail space totaling 30,745 square feet located at Port Imperial, West New York, New Jersey for $13.3 million in cash (funded through borrowing under the Company’s unsecured credit facility.) The results of the transaction increased the Company’s interest to 100 percent. Upon the acquisition, the Company consolidated the MC Roseland North Retail L.L.C. joint venture, a voting interest entity. As an acquisition of the remaining interests in the venture which owns the Port Imperial North Retail L.L.C., the Company accounted for the transaction as an asset acquisition under a cost accumulation model, no gain on change of control of interest was recognized in consolidation, resulting in total consolidated net assets of $15.0 million, which are allocated as follows:

Port Imperial North Retail L.L.C.
Land and leasehold interests	$4,305
Buildings and improvements and other assets, net	8,912
In-place lease values (a)	1,503
Above/Below market lease value, net (a)	313

Net assets recorded upon consolidation	$15,033

(a) In-place and below market lease values are being amortized over a weighted-average term of 7.5 years.

Real Estate Held for Sale/Discontinued Operations/Dispositions

The Company identified 34 office properties (comprised of 12 disposal groups) totaling 5.9 million square feet (See Note 7: Discontinued Operations – to the Financial Statements), a retail pad leased to others and several developable land parcels as held for sale as of March 31, 2020. The total estimated sales proceeds, net of expected selling costs, from the sales of all the assets held for sale are expected to be approximately $1.1 billion. As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 20 of the properties (comprised of four disposal groups) and several land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three months ended March 31, 2020, recognized an unrealized loss allowance of $53.0 million for the properties ($45.1 million of which are from discontinued operations), and land impairments of $5.3 million.

The Company disposed of the following office and multi-family properties during the three months ended March 31, 2020 (dollars in thousands):

									Discontinued
									Operations:
								Realized	Realized
								Gains	Gains
				Rentable		Net	Net	(losses)/	(losses)/
Disposition			# of	Square	Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units	Type	Proceeds	Value	Losses, net	Losses, net
03/17/20	One Bridge Plaza	Fort Lee, New Jersey	1	200,000	Office	$35,065	$17,743	$-	$17,322

Sub-total			1	200,000		35,065	17,743	-	17,322

Unrealized losses on real estate held for sale								(7,915)	(45,068)
Totals			1	200,000		$35,065	$17,743	$(7,915)	$(27,746)

The Company disposed of the following developable land holdings during the three months ended March 31, 2020 (dollars in thousands):

					Realized
					Gains
			Net	Net	(losses)/
Disposition			Sales	Carrying	Unrealized
Date	Property Address	Location	Proceeds	Value	Losses, net
01/03/20	230 & 250 Half Mile Road	Middletown, New Jersey	$7,018	$2,969	$4,049
03/27/20	Capital Office Park land	Greenbelt, Maryland	8,974	8,210	764

Totals			$15,992	$11,179	$4,813

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

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the three months ended March 31, 2020 and 2019 was $5.9 million and $4.3 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

All bad debt expense is being recorded as a reduction of the corresponding revenue account starting on January 1, 2019. Management performs a detailed review of amounts due from tenants for collectability based on factors affecting the billings and status of individual tenants. The factors considered by management in determining which individual tenant’s revenues are affected include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. Management’s estimate of bad debt write-off’s requires management to exercise judgment about the timing, frequency and severity of collection losses, which affects the revenue recorded.

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

Results From Operations

The following comparisons for the three months ended March 31, 2020 (“2020”), as compared to the three months ended March 31, 2019 (“2019”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2018, excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2019 through March 31, 2020; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2019 through March 31, 2020 and (iii) the effect of “Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2019 through March 31, 2020.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Revenue from rental operations and other:
Revenue from leases	$70,450	$79,391	$(8,941)	(11.3)%
Parking income	5,265	4,866	399	8.2
Hotel income	1,625	283	1,342	474.2
Other income	1,724	1,884	(160)	(8.5)
Total revenues from rental operations	79,064	86,424	(7,360)	(8.5)

Property expenses:
Real estate taxes	10,937	11,644	(707)	(6.1)
Utilities	3,853	6,112	(2,259)	(37.0)
Operating services	16,064	16,799	(735)	(4.4)
Total property expenses	30,854	34,555	(3,701)	(10.7)

Non-property revenues:
Real estate services	2,993	3,842	(849)	(22.1)
Total non-property revenues	2,993	3,842	(849)	(22.1)

Non-property expenses:
Real estate services expenses	3,721	4,266	(545)	(12.8)
General and administrative	15,818	13,319	2,499	18.8
Depreciation and amortization	33,796	31,534	2,262	7.2
Land and other impairments	5,263	-	5,263	-
Total non-property expenses	58,598	49,119	9,479	19.3
Operating income (loss)	(7,395)	6,592	(13,987)	(212.2)
Other (expense) income:
Interest expense	(20,918)	(23,481)	2,563	10.9
Interest and other investment income (loss)	32	823	(791)	(96.1)
Equity in earnings (loss) of unconsolidated joint ventures	(708)	(681)	(27)	(4.0)
Gain on change of control of interests	-	13,790	(13,790)	(100.0)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	(7,915)	268,109	(276,024)	(103.0)
Gain on disposition of developable land	4,813	-	4,813	-
Gain on sale of investment in unconsolidated joint ventures	-	903	(903)	(100.0)
Gain from extinguishment of debt, net	-	1,311	(1,311)	(100.0)
Total other (expense) income	(24,696)	260,774	(285,470)	(109.5)
Income (loss) from continuing operations	(32,091)	267,366	(299,457)	(112.0)
Discontinued operations:
Income from discontinued operations	21,993	8,228	13,765	167.3
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(27,746)	-	(27,746)	-
Total discontinued operations	(5,753)	8,228	(13,981)	(169.9)
Net income (loss)	$(37,844)	$275,594	$(313,438)	(113.7)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2020 as compared to 2019 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2019 and 2020 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2019 and 2020
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(8,941)	(11.3)%	$363	0.5%	$19,726	24.8%	$(29,030)	(36.6)%
Parking income	399	8.2	174	3.6	555	11.4	(330)	(6.8)
Hotel income	1,342	474.2	356	125.8	986	348.4	-	-
Other income	(160)	(8.5)	156	(8.3)	641	34.0	(957)	(50.8)
Total	$(7,360)	(8.5)%	$1,049	1.3%	$21,908	25.3%	$(30,317)	(35.1)%

Property expenses:
Real estate taxes	$(707)	(6.1)%	$(665)	(5.7)%	$3,923	33.7%	$(3,965)	(34.1)%
Utilities	(2,259)	(37.0)	(483)	(8.0)	738	12.1	(2,514)	(41.1)
Operating services	(735)	(4.4)	(723)	(4.3)	5,475	32.6	(5,487)	(32.7)
Total	$(3,701)	(10.7)%	$(1,871)	(5.4)%	$10,136	29.3%	$(11,966)	(34.6)%

OTHER DATA:
Number of Consolidated Properties	26		20		6		102
Commercial Square feet (in thousands)	4,535		4,535		-		10,916
Multi-family portfolio (number of units)	4,239		2,577		1,662		1,545

Revenue from leases. Revenue from leases for the Same-Store Properties increased $0.4 million, or 0.5 percent, for 2020 as compared to 2019, due primarily to a 250 basis point increase in average same store percent leased of the office portfolio from 75.7 percent in 2019 to 78.2 percent in 2020.

Parking income. Parking income for the Same-Store Properties increased $0.2 million, or 3.6 percent, for 2020 as compared to 2019, due primarily to a small increase in usage in 2020 at residential and commercial properties, over 2019 volume.

Hotel income. Hotel income for the Same-Store Properties increased $0.4 million, or 125.8 percent, for 2020 as compared to 2019 due to activity at a hotel property that commenced operations at the end of 2018, and accordingly had minimal revenue in 2019.

Other income. Other income for the Same-Store Properties increased $0.2 million, or 8.3 percent, for 2020 as compared to 2019, due primarily to small increases in several other income items in 2020, as compared to 2019.

Real estate taxes. Real estate taxes for the Same-Store Properties decreased $0.7 million, or 5.7 percent, for 2020 as compared to 2019, due primarily to lower tax assessment values for the Company’s office properties in Jersey City, New Jersey, in 2020 as compared to 2019.

Utilities. Utilities for the Same-Store Properties decreased $0.5 million, or 8.0 percent, for 2020 as compared to 2019, due primarily to decreased electricity rates in 2020 as compared to 2019.

Operating services. Operating services for the Same-Store Properties decreased $0.7 million, or 4.3 percent, for 2020 as compared to 2019, due primarily to a decrease in property management salaries and related expenses in 2020 as compared to 2019.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.8 million, or 22.1 percent, for 2020 as compared to 2019, due primarily to decreased third party development and management activity in multi-family services in 2020, as compared to 2019.

Real estate services expense. Real estate services expense decreased $0.5 million, or 12.8 percent, for 2020 as compared to 2019, due primarily to decreased salaries and related expenses from lower third party development and management activities in 2020, as compared to 2019.

General and administrative. General and administrative expenses increased $2.5 million, or 18.8 percent, for 2020 as compared to 2019, due primarily to increased professional fees, primarily from proxy fight costs, and reporting systems conversion costs in 2020 as compared to 2019.

Depreciation and amortization. Depreciation and amortization increased $2.3 million, or 7.2 percent, for 2020 over 2019. This increase was due primarily to an increase of approximately $10.5 million for 2020 as compared to 2019 on the Acquired Properties. This was partially offset by lower depreciation of approximately $0.2 million on the Same-Store Properties for 2020 as compared to 2019, and a decrease of approximately $8.0 million in 2020 as compared to 2019 for properties sold or removed from service.

Land and other impairments. In 2020, the Company recorded $5.3 million of impairments of developable land parcels which are classified as held for sale. See Note 3: Recent Transactions – Real Estate Held For Sale – to the Financial Statements.

Interest expense. Interest expense decreased $2.6 million, or 10.9 percent, for 2020 as compared to 2019. This decrease was primarily the result of lower average interest rates in 2020 as compared to 2019.

Interest and other investment income. Interest and other investment income decreased $0.8 million, or 96.1 percent for 2020 as compared to 2019, due primarily to lower average notes receivable balances outstanding in 2020 as compared to 2019.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures was relatively unchanged for 2020 as compared to 2019.

Gain on change of control of interests. The Company recorded a gain on change of control of interests of $13.8 million in 2019 as a result of its acquisition of the controlling interest of its equity partners in a joint venture which owns a multi-family property located in Jersey City, New Jersey.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net loss of $7.9 million in 2020, as compared to a net gain of $268.1 million in 2019. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on disposition of developable land. In 2020, the Company recorded a gain of $4.8 million on the sale of land holdings located in Middletown, New Jersey and Greenbelt, Maryland. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain(loss) from extinguishment of debt, net. In 2019, the Company recognized a gain from extinguishment of debt of $1.3 million in connection with the early termination of part of interest rate swap agreements, which resulted from the early repayment of $90 million of an unsecured term loan in 2019. See Note 8 to the Financial Statements: Unsecured Revolving Credit Facility and Term Loans.

Discontinued operations. For all periods presented, the Company classified 37 office properties totaling 6.6 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties increased $13.8 million for 2020 as compared to 2019, due primarily to a decrease in depreciation and amortization costs of $15.1 million for 2020 as compared to 2019. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a loss of $27.7 million on these properties in 2020, with no gains/losses in 2019.

Net income (loss). Net income (loss) decreased to a loss of $37.8 million in 2020 from net income of $275.6 million in 2019. The decrease was due to the factors discussed above.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of office properties (including the Suburban Office Portfolio, of which $335.5 million of properties are under contract for sale), net cash provided by operating activities and draw from its unsecured revolving credit facility. The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration. Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, to the extent available, proceeds from property sales, joint venture capital, long-term and short-term borrowings (including draws on the Company’s unsecured revolving credit facility) and the issuance of additional debt and/or equity securities.

The recent outbreak of COVID-19 across many countries around the globe, including the U.S., has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. The global impact of the outbreak has been rapidly evolving the responses of many countries, including the U.S., have included quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, and restrictions on travel. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. Demand for space at the Company’s properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. These factors can be significantly adversely affected by a variety of factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. If the outbreak continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact the Company’s tenants’ ability to pay rent, the Company’s ability to lease vacant space, and the Company’s ability to complete development and redevelopment projects, and these consequences, in turn, could materially impact the Company’s results of operations.

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

In December 2019, the Company announced that the Board of Directors of the General Partner has determined to sell the Company’s remaining Suburban Office Portfolio totaling approximately 5.9 million square feet of office space. The Company plans to use the available estimated net sales proceeds of approximately $1.1 billion to pay down its corporate-level, unsecured indebtedness.

Construction Projects

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $77.7 million have been incurred through March 31, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $50.9 million as of March 31, 2020, and the remaining construction costs are expected to be funded from a $92 million construction loan.

The Company is developing a 198-unit multi-family project known as The Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which

$55.9 million have been incurred through March 31, 2020, is expected to be ready for occupancy in fourth quarter 2020. The Company has funded $35.4 million of the construction costs, and the remaining construction costs are expected to be funded from a $64 million construction loan.

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $195.4 million have been incurred through March 31, 2020, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $169.5 million of the construction costs of which the Company has funded $138.5 million as of March 31, 2020, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $38.4 million was drawn as of March 31, 2020).

REIT Restrictions

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders. Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $72.5 million ($81.5 million, including units in the Operating Partnership held by parties other than the General Partner) on an annualized basis. However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt. If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the General Partner’s Board of Directors; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of March 31, 2020, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 27 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of March 31, 2020, with an aggregate carrying value of approximately $1.8 billion, are subject to these conditions.

Unencumbered Properties

As of March 31, 2020, the Company had 36 unencumbered properties with a carrying value of $1.6 billion representing 70.6 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $0.1 million to $41.1 million at March 31, 2020, compared to $41.2 million at December 31, 2019. This increase is comprised of the following net cash flow items:

(1)	$43.6 million provided by operating activities.

(2)	$83.1 million used in investing activities, consisting primarily of the following:

	(a)	$0.1 million used for investments in unconsolidated joint ventures; plus
	(b)	$16 million used for rental property acquisitions and related intangibles; plus
	(c)	$63 million used for additions to rental property and improvements; plus
	(d)	$72 million used for the development of rental property, other related costs and deposits; minus
	(e)	$56.6 million net cash from investing activities - discontinued operations; minus

	(f)	$6.9 million from proceeds from the sales of rental property; minus
	(g)	$0.1 million received from repayments of notes receivables; minus
	(h)	$4.4 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$39.4 million provided by financing activities, consisting primarily of the following:

	(a)	$69 million from borrowings under the unsecured revolving credit facility; plus
	(b)	$120.7 million from proceeds received from mortgages and loans payable; plus
	(c)	$0.2 million used for distribution to noncontrolling interests; minus
	(d)	$121 million used for repayments of unsecured revolving credit facility; minus
	(e)	$0.1 million used for repayments of mortgages, loans payable and other obligations; minus
	(f)	$26.5 million used for payments of dividends and distributions; minus
	(g)	$0.7 million used for payment of finance cost; minus
	(h)	$2.1 million used for common unit redemptions.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2020:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$575,000	19.89%	4.09%		2.56
Fixed Rate Secured Debt (b)	1,770,241	61.22%	3.79%		6.24
Variable Rate Secured Debt	274,911	9.31%	3.95%		3.60
Variable Rate Unsecured Debt (c)	277,000	9.58%	2.10%		0.82

Totals/Weighted Average:	$2,897,152	100.00%	3.70%	(b)	4.74
Adjustment for unamortized debt discount	(2,004)
Unamortized deferred financing costs	(18,027)
Total Debt, Net	$2,877,121

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.05 percent as of March 31, 2020, plus the applicable spread.

(b)Balance includes two ten-year mortgage loans obtained by the Company which have fixed rates for the first five years only.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.9 million for the three months ended March 31, 2020.

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2020 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2020	$429	$-	$429	4.82%
2021 (b)	590	445,801	446,391	2.51%
2022	550	455,760	456,310	4.48%
2023	2,323	351,789	354,112	3.54%
2024	3,927	346,361	350,288	3.57%
2025	3,799	-	3,799	3.96%
Thereafter	14,701	1,269,774	1,284,475	3.92%
Sub-total	26,319	2,869,485	2,895,804	3.70%
Adjustment for unamortized debt discount/premium, net
as of March 31, 2020	(2,004)	-	(2,004)
Unamortized mark-to-market	1,348	-	1,348
Unamortized deferred financing costs	(18,027)	-	(18,027)
Totals/Weighted Average	$7,636	$2,869,485	$2,877,121	3.70%	(c)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.05 percent as of March 31, 2020, plus the applicable spread.

(b)Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $277 million

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.9 million for the three months ended March 31, 2020.

Senior Unsecured Notes

The terms of the Company’s senior unsecured notes (which totaled approximately $575.0 million as of March 31, 2020) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

During the year ended December 31, 2019, the Company prepaid the 2017 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street and using borrowings under the Company’s unsecured revolving credit facility) and recorded a net loss of $173,000 from extinguishment of debt, as a result of a gain of $80,000 due to the early termination of part of the interest rate swap arrangements, and the write off of unamortized deferred financing costs and fees of $253,000 due to the early debt prepayment.

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Term Loan was currently based on the following total leverage ratio grid:

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

The 2017 Credit Agreement, which applies to both the 2017 Credit Facility and 2017 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the 2017 Credit Agreement (described below), or (ii) the property dispositions are completed while the Company is under an event of default under the 2017 Credit Agreement, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  The 2017 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2017 Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board Directors nor appointed by a majority of directors nominated by the Board of Directors. Furthermore, the agreements governing the Company's Senior Unsecured Notes include cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the Notes if the change of control provisions under the 2017 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2017 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. In addition, construction loans secured by two multi-family residential property development projects contain cross-acceleration provisions similar to those in the agreements governing the Notes for defaults by the Company. If these change of control provisions were triggered, the Company could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2017 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

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

During the year ended December 31 2019, the Company prepaid the 2016 Term Loan (using a portion of the cash sales proceeds from the Flex portfolio sale, using the proceeds from a mortgage loan financing obtained on Soho Lofts Apartments) and using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street) and recorded a gain of $2.1 million due to the early termination of part of the interest rate swap arrangements and the write off of unamortized deferred financing costs and fees of $242,000 due to the early debt prepayments.

In summary, the Company recorded a net gain(loss) on extinguishment of debt of $1.6 million during the year ended December 31, 2019, as described above.

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

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its Suburban Office Portfolio assets over time, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of May 6, 2020, the Company had outstanding borrowings of $326 million under its unsecured revolving credit facility. The Company is reviewing various financing and refinancing options, including the redemption or purchase of the senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2020. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the three months ended March 31, 2020 and 2019, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2020	90,595,176	9,612,064	100,207,240
Common units redeemed for common stock	-	-	-
Conversion of LTIP units for common units	-	3,688	3,688
Vested LTIP units	-	614	614
Cancellation of common unit	-	(1)	(1)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	903	-	903
Redemption of common units	-	(97,727)	(97,727)

Outstanding at March 31, 2020	90,596,079	9,518,638	100,114,717

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2019	90,320,306	10,229,349	100,549,655
Common units redeemed for common stock	5,000	(5,000)	-
Conversion of LTIP units for common units	-	9,218	9,218
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	477	-	477
Vested LTIP Units	-	77,426	77,426
Redemption of common units	-	(301,638)	(301,638)

Outstanding at March 31, 2019	90,325,783	10,009,355	100,335,138

Share/Unit Repurchase Program

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of March 31, 2020, the General Partner has a remaining authorization under the Repurchase Program of $139 million. There were no common stock repurchases in the year ended December 31, 2019 and through May 6, 2020.

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of May 6, 2020.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of May 6, 2020.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. Such debt has a total facility amount of $322.2 million of which the Company has agreed to guarantee up to $35 million. As of March 31, 2020, the outstanding balance of such debt totaled $252 million of which $28 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of March 31, 2020:

		Payments Due by Period
		Less than 1		2 – 3		4 – 5		6 – 10	After 10
(dollars in thousands)	Total	Year		Years		Years		Years	Years
Senior unsecured notes	$639,069	$22,163		$337,575		$279,331		$-	$-
Unsecured revolving credit
facility and term loans	281,840	281,840	(a)	-		-		-	-
Mortgages, loans payable
and other obligations (b)	2,399,690	233,464		322,269	(c)	553,999	(d)	1,289,958	-
Payments in lieu of taxes
(PILOT)	15,758	8,169		7,589		-		-	-
Ground lease payments	163,066	1,750		3,501		3,528		8,732	145,555
Total	$3,499,423	$547,386		$670,934		$836,858		$1,298,690	$145,555

(a)Interest payments assume LIBOR rate of 1.05 percent, which is the weighted average rate on this outstanding variable rate debt at March 31, 2020, plus the applicable spread

(b)Interest payments assume LIBOR rate of 1.35 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at March 31, 2020, plus the applicable spread.

(c)Includes $174 million pertaining to various mortgages with one-year extension options.

(d)Includes $38 million pertaining to various mortgages with one-year extension options.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss) available to common shareholders	$(39,924)	$244,495
Add (deduct): Noncontrolling interests in Operating Partnership	(3,666)	26,843
Noncontrolling interests in discontinued operations	(549)	837
Real estate-related depreciation and amortization on
continuing operations (a)	36,696	33,793
Real estate-related depreciation and amortization
on discontinued operations	1,453	16,375
Impairments		-
Property impairments	-	-
Impairment of unconsolidated joint venture investment
(included in Equity in earnings)	-	-
Gain on change of control of interests	-	(13,790)
Gain on sale of investment in unconsolidated joint venture	-	(903)
Gain on change of control of interests	-	-
Continuing operations: Realized (gains) losses and unrealized losses
on disposition of rental property, net	7,915	(268,109)
Discontinued operations: Realized (gains) losses and unrealized losses
Gain on sale of investment in unconsolidated joint venture	27,746	-
on disposition of rental property, net	-	-
Funds from operations available to common stock
and Operating Partnership unitholders (b)	$29,671	$39,541

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $3,349 and $2,661 for the three months ended March 31, 2020 and 2019, respectively. Excludes non-real estate-related depreciation and amortization of $450 and $539 for the three months ended March 31, 2020 and 2019, respectively.

(b)Net income available to common shareholders for the three months ended March 31, 2020 and 2019, included $5,263 and zero, respectively, of land impairment charges and $4,813 and zero, respectively, from gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets

Inflation

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

In addition, the extent to which the ongoing COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on April 24, 2020, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $2.3 billion of the Company’s long-term debt as of March 31, 2020 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of March 31, 2020 ranged from LIBOR plus 184 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $5.5 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of March 31, 2020 would be approximately $110.3 million.

March 31, 2020
Debt,
including current portion	4/1/20 -										Fair
($s in thousands)	12/31/2020	2021	2022	2023	2024	2025	Thereafter	Sub-total	Other (a)	Total	Value
				0
Fixed Rate	$429	$169,391	$300,550	$336,321	$311,927	$3,799	$1,221,475	$2,343,892	$(12,280)	$2,331,612	$2,374,124
Average Interest Rate	4.82%	3.19%	4.61%	3.53%	3.43%	3.96%	3.86%			3.86%
		0
Variable Rate	$0	$277,000	$155,760	$17,791	$38,361	$-	$63,000	$551,912	$(6,403)	$545,509	$545,509

(a) Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of March 31, 2020.

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

Changes In Internal Control Over Financial Reporting. In January 2020, the Company implemented Company-wide a new accounting and reporting software system and accordingly has updated its internal controls over financial reporting, as necessary, to accommodate changes to its accounting and reporting processes related to the implementation of this system.  Other than this change, there have not been any changes in the General Partner’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting.

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

Changes In Internal Control Over Financial Reporting. In January 2020, the Company implemented Company-wide a new accounting and reporting software system and accordingly has updated its internal controls over financial reporting, as necessary, to accommodate changes to its accounting and reporting processes related to the implementation of this system.  Other than this change, there have not been any changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

MACK-CALI REALTY CORPORATION

MACK-CALI REALTY, L.P.

Part II – Other Information

Item 1.      Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its Properties are subject.

Item 1A.   Risk Factors

The risks set out below represent changes to risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The information in this Quarterly Report on Form 10-Q should be read in conjunction with the other factors described in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing coronavirus ("COVID-19") pandemic and measures intended to prevent its spread present material uncertainty and risk and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The recent outbreak of COVID-19 across many countries around the globe, including the United States, has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. Certain states and cities, including all of the jurisdictions in which our properties are located, have taken measures to prevent or slow the spread of COVID-19, including by instituting quarantines, restrictions on travel, "stay-at-home" rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our customers operate. In addition, we have adapted our operations to protect our employees, including by implementing a work from home policy. As a result, many of our employees are currently working remotely.  An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. The COVID-19 pandemic could negatively impact our business in a number of ways, including:

•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or customer action;

•deterioration in the financial condition or liquidity of our tenants, customers or other counterparties, which could result in their inability to pay rents or failure to meet their contractual obligations to us;

•the potential negative impact on our ability to complete planned acquisitions or dispositions of assets on expected terms or timelines, or at all;

•reduced demand for space at our office properties and units at our multifamily residential properties, which could have a negative impact on our prospects for leasing current or additional space and/or renewing leases with existing tenants;

•difficulty accessing debt and equity capital on attractive terms, or at all, which could result in reduced availability and increased cost of capital necessary to fund business operations, finance our development pipeline or address maturing liabilities on a timely basis;

•costs associated with construction delays and cost overruns at our development and redevelopment projects;

•unanticipated costs and operating expenses associated with remote work arrangements, sanitation measures performed at each of our properties, and other measures to protect the welfare of our employees and tenants; and

•the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic may adversely affect our business will depend on future developments, including, among others, the severity and duration of the pandemic, the nature and duration of measures taken to contain the pandemic or mitigate its impact, and the direct and indirect economic impact of the pandemic and containment measures on the industries in which we and our customers operate. The uncertainty of many of these factors and the rapid development and fluidity of the situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Moreover, many risk factors set forth in our Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)             None.

(b)             Not Applicable.

(c)             Not Applicable.

Item 3.     Defaults Upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

(a)             On May 5, 2020, the General Partner’s Board of Directors adopted Amendment No. 2 (the “Bylaw Amendment”) to the Second Amended and Restate Bylaws of the General Partner (the “Bylaws”) which amends Article II, Section 1 of the Bylaws to permit the conduct of the General Partner’s annual meeting of stockholders solely by means of remote communication. A copy of the Bylaw Amendment is filed as Exhibit 3.18 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The Bylaw Amendment is being disclosed under Part II, Item 5(a) of Form 10-Q in lieu of under Items 5.03 and 9.01 of Form 8-K.

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

3.13

Ninth Amendment, dated as of March 24, 2020, to Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 26, 2020 and incorporated herein by reference).

3.14

Certificate of Designation of 3.5% Series A Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 3, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 3, 2017 and incorporated herein by reference).

3.15

Certificate of Designation of 3.5% Series A-1 Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 28, 2017 (filed as Exhibit 3.13 to the Company's Annual Report on Form10-K for the year ended December 31, 2016 and incorporated herein by reference).

3.16

Amendment No. 1 to the Second Amended and Restated Bylaws of Mack-Cali Realty Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 30, 2018 and incorporated herein by reference).

3.17	Articles Supplementary of Mack-Cali Realty Corporation dated June 12, 2019 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 17, 2019 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

3.18*	Amendment No. 2 to the Second Amended and Restated Bylaws of Mack-Cali Realty Corporation.

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

4.19

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

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

10.108

Purchase and Sale Agreement dated October 3, 2019 by and between Alterra I L.L.C., Alterra II L.L.C. and Overlook Ridge Apartments Investors LLC, as sellers, and Overlook Revere Owner LLC and Overlook Malden Owner LLC, as buyer. Exhibit 10.108 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference).

10.109#

Employment Agreement dated December 23, 2019 by and between Deidre Crockett and Mack-Cali Realty Corporation (filed as Exhibit 10.09 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.110#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Deidre Crockett dated June 26, 2017 (filed as Exhibit 10.110 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.111#

Amendment No. 1, dated as of March 24, 2020, to Executive Employment Agreement, dated as of January 26, 2018, by and between Mack-Cali Realty Corporation and Gary T. Wagner (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2020 and incorporated herein by reference).

10.112#

Amendment No. 1, dated as of March 24, 2020, to Executive Employment Agreement, dated as of January 26, 2018, by and between Mack-Cali Realty Corporation and Ricardo Cardoso (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 26, 2020 and incorporated herein by reference).

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Mack-Cali Realty Corporation
(Registrant)

Date:	May 11, 2020	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date:	May 11, 2020	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	May 11, 2020	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date:	May 11, 2020	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
Chief Executive Officer
(principal executive officer)

Date:	May 11, 2020	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	May 11, 2020	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)