Form 10-Q
period 2020-06-30
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2020-08-03
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
Mack-Cali Realty Corporation:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CLI	New York Stock Exchange

Mack-Cali Realty, L.P.:
None

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

As of July 29, 2020, there were 90,711,590 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of June 30, 2020, the General Partner owned an approximate 90.4 percent common unit interest in the Operating Partnership. The remaining approximate 9.6 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The results of operations for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
ASSETS	2020	2019
Rental property
Land and leasehold interests	$647,563	$653,231
Buildings and improvements	3,402,053	3,361,435
Tenant improvements	142,989	163,299
Furniture, fixtures and equipment	83,359	78,716
	4,275,964	4,256,681
Less – accumulated depreciation and amortization	(579,675)	(558,617)
	3,696,289	3,698,064
Real estate held for sale, net	1,078,422	966,497
Net investment in rental property	4,774,711	4,664,561
Cash and cash equivalents	26,295	25,589
Restricted cash	14,144	15,577
Investments in unconsolidated joint ventures	200,409	209,091
Unbilled rents receivable, net	95,101	95,686
Deferred charges, goodwill and other assets, net	237,904	275,102
Accounts receivable	11,448	7,192

Total assets	$5,360,012	$5,292,798

LIABILITIES AND EQUITY
Senior unsecured notes, net	$572,068	$571,484
Unsecured revolving credit facility and term loans	329,000	329,000
Mortgages, loans payable and other obligations, net	2,089,397	1,908,034
Dividends and distributions payable	1,574	22,265
Accounts payable, accrued expenses and other liabilities	217,875	209,510
Rents received in advance and security deposits	37,543	39,463
Accrued interest payable	10,104	10,185
Total liabilities	3,257,561	3,089,941

Commitments and contingencies

Redeemable noncontrolling interests	508,955	503,382

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,596,723 and 90,595,176 shares outstanding	906	906
Additional paid-in capital	2,533,686	2,535,440
Dividends in excess of net earnings	(1,135,559)	(1,042,629)
Accumulated other comprehensive income (loss)	-	(18)
Total Mack-Cali Realty Corporation stockholders’ equity	1,399,033	1,493,699

Noncontrolling interests in subsidiaries:
Operating Partnership	148,039	158,480
Consolidated joint ventures	46,424	47,296
Total noncontrolling interests in subsidiaries	194,463	205,776

Total equity	1,593,496	1,699,475

Total liabilities and equity	$5,360,012	$5,292,798

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2020	2019	2020	2019
Revenue from leases	$64,792	$73,018	$135,242	$152,409
Real estate services	2,755	3,530	5,748	7,372
Parking income	3,034	5,515	8,299	10,381
Hotel income	772	2,094	2,397	2,377
Other income	1,297	2,448	3,021	4,332
Total revenues	72,650	86,605	154,707	176,871

EXPENSES
Real estate taxes	10,573	11,018	21,510	22,662
Utilities	3,113	4,091	6,966	10,203
Operating services	15,633	17,913	31,697	34,712
Real estate services expenses	3,085	3,979	6,806	8,245
General and administrative	17,242	16,946	33,060	30,265
Depreciation and amortization	27,341	31,971	61,137	63,505
Land and other impairments	16,846	2,499	22,109	2,499
Total expenses	93,833	88,417	183,285	172,091

OTHER (EXPENSE) INCOME
Interest expense	(20,612)	(22,207)	(41,530)	(45,688)
Interest and other investment income (loss)	7	515	39	1,338
Equity in earnings (loss) of unconsolidated joint ventures	(946)	(88)	(1,654)	(769)
Gain on change of control of interests	-	-	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	-	255	(7,915)	268,364
Gain on disposition of developable land	-	270	4,813	270
Gain on sale of investment in unconsolidated joint venture	-	-	-	903
Gain from extinguishment of debt, net	-	588	-	1,899
Total other income (expense)	(21,551)	(20,667)	(46,247)	240,107
Income (loss) from continuing operations	(42,734)	(22,479)	(74,825)	244,887

Discontinued operations:
Income from discontinued operations	21,729	7,952	43,722	16,180
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(11,929)	(5,802)	(39,675)	(5,802)
Total discontinued operations, net	9,800	2,150	4,047	10,378
Net income (loss)	(32,934)	(20,329)	(70,778)	255,265
Noncontrolling interests in consolidated joint ventures	829	847	1,005	2,095
Noncontrolling interests in Operating Partnership of income from
continuing operations	4,626	2,647	8,292	(24,196)
Noncontrolling interests in Operating Partnership in discontinued operations	(937)	(213)	(388)	(1,050)
Redeemable noncontrolling interests	(6,471)	(5,006)	(12,942)	(9,673)
Net income (loss) available to common shareholders	$(34,887)	$(22,054)	$(74,811)	$222,441

Basic earnings per common share:
Income (loss) from continuing operations	$(0.51)	$(0.45)	$(0.92)	$2.14
Discontinued operations	0.10	0.02	0.04	0.10
Net income (loss) available to common shareholders	$(0.41)	$(0.43)	$(0.88)	$2.24

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.51)	$(0.45)	$(0.92)	$2.14
Discontinued operations	0.10	0.02	0.04	0.10
Net income (loss) available to common shareholders	$(0.41)	$(0.43)	$(0.88)	$2.24

Basic weighted average shares outstanding	90,629	90,533	90,622	90,516

Diluted weighted average shares outstanding	100,213	100,523	100,198	100,825

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income (loss)	$(32,934)	$(20,329)	$(70,778)	$255,265
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	-	(4,624)	(16)	(9,075)
Comprehensive income (loss)	$(32,934)	$(24,953)	$(70,794)	$246,190
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	829	847	1,005	2,095
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(5,006)	(12,942)	(9,673)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	3,689	2,894	7,938	(24,373)
Comprehensive income (loss) attributable to common shareholders	$(34,887)	$(26,218)	$(74,793)	$214,239

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended June 30, 2020	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at April 1, 2020	90,596	$906	$2,533,909	$(1,100,672)	$-	$198,017	$1,632,160
Net income (loss)	-	-	-	(34,887)	-	1,953	(32,934)
Common stock dividends	-	-	-	-	-	-	-
Common unit distributions	-	-	-	-	-	790	790
Redeemable noncontrolling interests	-	-	(2,236)	-	-	(6,708)	(8,944)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	(83)	(83)
Redemption of common units for common stock	-	-	-	-	-	-	-
Redemption of common units	-	-	-	-	-	-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	11	-	-	-	11
Directors' deferred compensation plan	-	-	57	-	-	-	57
Stock compensation	-	-	334	-	-	2,105	2,439
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	-	-
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,611	-	-	(1,611)	-
Balance at June 30, 2020	90,597	$906	$2,533,686	$(1,135,559)	$-	$194,463	$1,593,496

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended June 30, 2019	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at April 1, 2019	90,326	$903	$2,553,652	$(855,659)	$5,122	$239,149	$1,943,167
Net income (loss)	-	-	-	(22,054)	-	1,725	(20,329)
Common stock dividends	-	-	-	(18,111)	-	-	(18,111)
Common unit distributions	-	-	-	-	-	(2,361)	(2,361)
Redeemable noncontrolling interests	-	-	(16,759)	-	-	(6,856)	(23,615)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	(308)	(308)
Redemption of common units for common stock	33	1	622	-	-	(623)	-
Redemption of common units	-		-			-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	-	-	11	-	-	-	11
Directors' deferred compensation plan	194	2	25	-	-	-	27
Stock compensation	-	-	218	-	-	1,973	2,191
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	(4,164)	(460)	(4,624)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,778	-	-	(1,778)	-
Balance at June 30, 2019	90,553	$906	$2,539,547	$(895,824)	$958	$230,461	$1,876,048

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Six Months Ended June 30, 2020	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2020	90,595	$906	$2,535,440	$(1,042,629)	$(18)	$205,776	$1,699,475
Net income (loss)	-	-	-	(74,811)	-	4,033	(70,778)
Common stock dividends	-	-	-	(18,119)	-	-	(18,119)
Common unit distributions	-	-	-	-	-	(1,480)	(1,480)
Redeemable noncontrolling interests	-	-	(5,040)	-	-	(13,475)	(18,515)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	133	133
Redemption of common units of common stock	-	-	-	-	-	-	-
Redemption of common units	-	-	-	-	-	(2,141)	(2,141)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	30	-	-	-	30
Directors' deferred compensation plan	-	-	139	-	-	-	139
Stock compensation	-	-	764	-	-	4,205	4,969
Cancellation of unvested LTIP units	-	-	-	-	-	(201)	(201)
Other comprehensive income (loss)	-	-	-	-	18	(34)	(16)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	2,353	-	-	(2,353)	-
Balance at June 30, 2020	90,597	$906	$2,533,686	$(1,135,559)	$-	$194,463	$1,593,496

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Six Months Ended June 30, 2019	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2019	90,320	$903	$2,561,503	$(1,084,518)	$8,770	$210,523	$1,697,181
Net income (loss)	-	-	-	222,441	-	32,824	255,265
Common stock dividends	-	-	-	(36,176)	-	-	(36,176)
Common unit distributions	-	-	-	-	-	(4,057)	(4,057)
Redeemable noncontrolling interest	-	-	(19,911)	-	-	(11,880)	(31,791)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,110	7,152
Redemption of common units for common stock	38	1	704	-	-	(705)	-
Redemption of common units	-	-	(1,665)	-	-	(4,965)	(6,630)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	21	-	-	-	21
Directors' deferred compensation plan	194	2	155	-	-	-	157
Stock compensation	-	-	483	-	-	3,588	4,071
Cancellation of unvested LTIP units	-	-	-	2,819	-	(2,889)	(70)
Other comprehensive income (loss)	-	-	-	(390)	(7,812)	(873)	(9,075)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	215	-	-	(215)	-
Balance at June 30, 2019	90,553	$906	$2,539,547	$(895,824)	$958	$230,461	$1,876,048

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net income (loss)	$(70,778)	$255,265
Net (income) loss from discontinued operations	(4,047)	(10,378)
Net income (loss) from continuing operations	(74,825)	244,887
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	59,445	61,961
Depreciation and amortization on discontinued operations	2,897	33,863
Amortization of directors deferred compensation stock units	139	157
Amortization of stock compensation	4,969	4,071
Amortization of deferred financing costs	2,084	2,357
Amortization of debt discount and mark-to-market	(474)	(474)
Equity in (earnings) loss of unconsolidated joint ventures	1,654	769
Distributions of cumulative earnings from unconsolidated joint ventures	3,018	3,367
Gain on change of control of interests	-	(13,790)
Realized (gains) losses and unrealized losses on disposition of rental property, net	7,915	(268,364)
Gain on disposition of developable land	(4,813)	(270)
Property impairments on discontinued operations	39,675	5,802
Land impairments	22,109	2,499
Gain on sale of investments in unconsolidated joint ventures	-	(903)
(Gain)Loss from extinguishment of debt	-	(1,899)
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	515	(3,986)
Increase in deferred charges, goodwill and other assets	(61)	(11,293)
Increase in accounts receivable, net	(5,255)	(2,559)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,030	16,989
Decrease in rents received in advance and security deposits	(2,311)	(5,714)
Decrease in accrued interest payable	(67)	(472)
Net cash flows provided by operating activities - continuing operations	21,072	27,333
Net cash flows provided by operating activities - discontinued operations	47,182	41,487

Net cash provided by operating activities	$68,254	$68,820

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(16,159)	$(490,625)
Rental property additions and improvements	(104,399)	(50,455)
Development of rental property and other related costs	(146,810)	(89,089)
Proceeds from the sales of rental property	16,455	636,161
Proceeds from the sale of investments in unconsolidated joint ventures	-	4,039
Repayment of notes receivable	208	46,305
Investment in unconsolidated joint ventures	(1,553)	(8,238)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,875	3,602
Net cash (used in) provided by investing activities - continuing operations	(246,383)	51,700
Net cash provided by (used in) investing activities - discontinued operations	52,203	(75,022)

Net cash used in investing activities	$(194,180)	$(23,322)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$140,000	$281,000
Repayment of revolving credit facility	(140,000)	(398,000)
Repayment of senior unsecured notes	-	(250,000)
Proceeds from mortgages and loans payable	181,358	321,508
Repayment of mortgages, loans payable and other obligations	(281)	(55,199)
Acquisition of noncontrolling interests	-	(5,017)
Issuance of redeemable noncontrolling interests, net	-	145,000
Common unit redemptions	(2,141)	-
Payment of financing costs	(656)	(5,637)
(Contributions) Distributions to noncontrolling interests	133	(407)
Payment of dividends and distributions	(53,216)	(49,770)

Net cash provided by (used in) financing activities	$125,197	$(16,522)

Net (decrease) increase in cash and cash equivalents	$(729)	$28,976
Cash, cash equivalents and restricted cash, beginning of period (1)	41,168	49,554

Cash, cash equivalents and restricted cash, end of period (2)	$40,439	$78,530

(1)Includes Restricted Cash of $15,577 and $19,921 as of December 31, 2019 and 2018, respectively.

(2)Includes Restricted Cash of $14,144 and $17,892 as of June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	June 30,	December 31,
ASSETS	2020	2019
Rental property
Land and leasehold interests	$647,563	$653,231
Buildings and improvements	3,402,053	3,361,435
Tenant improvements	142,989	163,299
Furniture, fixtures and equipment	83,359	78,716
	4,275,964	4,256,681
Less – accumulated depreciation and amortization	(579,675)	(558,617)
	3,696,289	3,698,064
Real estate held for sale, net	1,078,422	966,497
Net investment in rental property	4,774,711	4,664,561
Cash and cash equivalents	26,295	25,589
Restricted cash	14,144	15,577
Investments in unconsolidated joint ventures	200,409	209,091
Unbilled rents receivable, net	95,101	95,686
Deferred charges, goodwill and other assets, net	237,904	275,102
Accounts receivable	11,448	7,192

Total assets	$5,360,012	$5,292,798

LIABILITIES AND EQUITY
Senior unsecured notes, net	$572,068	$571,484
Unsecured revolving credit facility and term loans	329,000	329,000
Mortgages, loans payable and other obligations, net	2,089,397	1,908,034
Distributions payable	1,574	22,265
Accounts payable, accrued expenses and other liabilities	217,875	209,510
Rents received in advance and security deposits	37,543	39,463
Accrued interest payable	10,104	10,185
Total liabilities	3,257,561	3,089,941

Commitments and contingencies

Redeemable noncontrolling interests	508,955	503,382

Partners’ Capital:
General Partner, 90,596,723 and 90,595,176 common units outstanding	1,330,531	1,427,568
Limited partners, 9,586,528 and 9,612,064 common units/LTIPs outstanding	216,541	224,629
Accumulated other comprehensive income (loss)	-	(18)
Total Mack-Cali Realty, L.P. partners’ capital	1,547,072	1,652,179

Noncontrolling interests in consolidated joint ventures	46,424	47,296

Total equity	1,593,496	1,699,475

Total liabilities and equity	$5,360,012	$5,292,798

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2020	2019	2020	2019
Revenue from leases	$64,792	$73,018	$135,242	$152,409
Real estate services	2,755	3,530	5,748	7,372
Parking income	3,034	5,515	8,299	10,381
Hotel income	772	2,094	2,397	2,377
Other income	1,297	2,448	3,021	4,332
Total revenues	72,650	86,605	154,707	176,871

EXPENSES
Real estate taxes	10,573	11,018	21,510	22,662
Utilities	3,113	4,091	6,966	10,203
Operating services	15,633	17,913	31,697	34,712
Real estate services expenses	3,085	3,979	6,806	8,245
General and administrative	17,242	16,946	33,060	30,265
Depreciation and amortization	27,341	31,971	61,137	63,505
Land and other impairments	16,846	2,499	22,109	2,499
Total expenses	93,833	88,417	183,285	172,091

OTHER (EXPENSE) INCOME
Interest expense	(20,612)	(22,207)	(41,530)	(45,688)
Interest and other investment income (loss)	7	515	39	1,338
Equity in earnings (loss) of unconsolidated joint ventures	(946)	(88)	(1,654)	(769)
Gain on change of control of interests	-	-	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	-	255	(7,915)	268,364
Gain on disposition of developable land	-	270	4,813	270
Gain on sale of investment in unconsolidated joint venture	-	-	-	903
Gain from extinguishment of debt, net	-	588	-	1,899
Total other income (expense)	(21,551)	(20,667)	(46,247)	240,107
Income (loss) from continuing operations	(42,734)	(22,479)	(74,825)	244,887

Discontinued operations:
Income from discontinued operations	21,729	7,952	43,722	16,180
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(11,929)	(5,802)	(39,675)	(5,802)
Total discontinued operations, net	9,800	2,150	4,047	10,378
Net income (loss)	(32,934)	(20,329)	(70,778)	255,265
Noncontrolling interests in consolidated joint ventures	829	847	1,005	2,095
Redeemable noncontrolling interests	(6,471)	(5,006)	(12,942)	(9,673)
Net income (loss) available to common unitholders	$(38,576)	$(24,488)	$(82,715)	$247,687

Basic earnings per common unit:
Income (loss) from continuing operations	$(0.51)	$(0.45)	$(0.92)	$2.14
Discontinued operations	0.10	0.02	0.04	0.10
Net income (loss) available to common unitholders	$(0.41)	$(0.43)	$(0.88)	$2.24

Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.51)	$(0.45)	$(0.92)	$2.14
Discontinued operations	0.10	0.02	0.04	0.10
Net income (loss) available to common unitholders	$(0.41)	$(0.43)	$(0.88)	$2.24

Basic weighted average units outstanding	100,213	100,523	100,198	100,631

Diluted weighted average units outstanding	100,213	100,523	100,198	100,825

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income (loss)	$(32,934)	$(20,329)	$(70,778)	$255,265
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	-	(4,624)	(16)	(9,075)
Comprehensive income (loss)	$(32,934)	$(24,953)	$(70,794)	$246,190
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	829	847	1,005	2,095
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(5,006)	(12,942)	(9,673)
Comprehensive income (loss) attributable to common unitholders	$(38,576)	$(29,112)	$(82,731)	$238,612

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended June 30, 2020	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at April 1, 2020	90,596	9,518	$1,367,252	$217,572	$-	$47,336	$1,632,160
Net income (loss)	-	-	(34,887)	(3,689)	-	5,642	(32,934)
Distributions	-	-	-	790	-	-	790
Redeemable noncontrolling interests	-	-	(2,236)	(237)	-	(6,471)	(8,944)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	(83)	(83)
Redemption of limited partner common units for
shares of general partner common units	-	-	-	-	-	-	-
Vested LTIP units	-	68	-	-	-	-	-
Redemption of limited partner common units	-	-	-	-	-	-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	11	-	-	-	11
Directors' deferred compensation plan	-	-	57	-	-	-	57
Other comprehensive income (loss)	-	-	-	-	-	-	-
Stock compensation	-	-	334	2,105	-	-	2,439
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Balance at June 30, 2020	90,597	9,586	$1,330,531	$216,541	$-	$46,424	$1,593,496

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended June 30, 2019	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at April 1, 2019	90,326	10,009	$1,636,068	$251,657	$5,122	$50,320	$1,943,167
Net income (loss)	-	-	(22,054)	(2,434)	-	4,159	(20,329)
Distributions	-	-	(18,111)	(2,361)	-	-	(20,472)
Redeemable noncontrolling interests	-	-	(16,759)	(1,850)	-	(5,006)	(23,615)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	(308)	(308)
Redemption of limited partner common units for
shares of general partner common units	33	(24)	623	(623)	-	-	-
Vested LTIP units	-	(9)	-	-	-	-	-
Redemption of limited partners common units	-	-	-	-	-	-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	-	-	11	-	-	-	11
Directors' deferred compensation plan	194	-	27	-	-	-	27
Other comprehensive income (loss)	-	-	-	(460)	(4,164)	-	(4,624)
Stock compensation	-	-	218	1,973	-	-	2,191
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Balance at June 30, 2019	90,553	9,976	$1,580,023	$245,902	$958	$49,165	$1,876,048

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Six Month Ended June 30, 2020	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2020	90,595	9,612	$1,427,568	$224,629	$(18)	$47,296	$1,699,475
Net income	-	-	(74,811)	(7,904)	-	11,937	(70,778)
Distributions	-	-	(18,119)	(1,480)	-	-	(19,599)
Redeemable noncontrolling interest	-	-	(5,040)	(533)	-	(12,942)	(18,515)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	133	133
Redemption of limited partner common units for
shares of general partner common units	-	-	-	-	-	-	-
Vested LTIP units	-	72	-	-	-	-	-
Redemption of limited partner common units	-	(98)	-	(2,141)	-	-	(2,141)
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	2	-	30	-	-	-	30
Directors' deferred compensation plan	-	-	139	-	-	-	139
Other comprehensive income (loss)	-	-	-	(34)	18	-	(16)
Stock compensation	-	-	764	4,205	-	-	4,969
Cancellation of unvested LTIP units	-	-	-	(201)	-	-	(201)
Balance at June 30, 2020	90,597	9,586	$1,330,531	$216,541	$-	$46,424	$1,593,496

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Six Months Ended June 30, 2019	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2019	90,320	10,229	$1,413,497	$232,764	$8,770	$42,150	$1,697,181
Net income (loss)	-	-	222,441	25,246	-	7,578	255,265
Distributions	-	-	(36,176)	(4,057)	-	-	(40,233)
Redeemable noncontrolling interest	-	-	(19,911)	(2,207)	-	(9,673)	(31,791)
Change in noncontrolling interest in consolidated joint ventures	-		(1,958)	-	-	9,110	7,152
Redemption of limited partner common units for
shares of general partner common units	38	(20)	705	(705)	-	-	-
Vested LTIP units	-	68	-	-	-	-	-
Redemption of limited partner common units	-	(301)	(1,665)	(4,965)	-	-	(6,630)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	21	-	-	-	21
Directors' deferred compensation plan	194	-	157	-	-	-	157
Other comprehensive income (loss)	-	-	(390)	(873)	(7,812)	-	(9,075)
Stock compensation	-	-	483	3,588	-	-	4,071
Cancellation of unvested LTIP units	-	-	2,819	(2,889)	-	-	(70)
Balance at June 30, 2019	90,553	9,976	$1,580,023	$245,902	$958	$49,165	$1,876,048

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net income (loss)	$(70,778)	$255,265
Net (income) loss from discontinued operations	(4,047)	(10,378)
Net income (loss) from continuing operations	(74,825)	244,887
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	59,445	61,961
Depreciation and amortization on discontinued operations	2,897	33,863
Amortization of directors deferred compensation stock units	139	157
Amortization of stock compensation	4,969	4,071
Amortization of deferred financing costs	2,084	2,357
Amortization of debt discount and mark-to-market	(474)	(474)
Equity in (earnings) loss of unconsolidated joint ventures	1,654	769
Distributions of cumulative earnings from unconsolidated joint ventures	3,018	3,367
Gain on change of control of interests	-	(13,790)
Realized (gains) losses and unrealized losses on disposition of rental property, net	7,915	(268,364)
Realized (gains) losses and unrealized losses on disposition of rental property, net on discontinued operations	-	-
Gain on disposition of developable land	(4,813)	(270)
Property impairments on discontinued operations	39,675	5,802
Land impairments	22,109	2,499
Gain on sale of investments in unconsolidated joint ventures	-	(903)
(Gain)Loss from extinguishment of debt	-	(1,899)
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	515	(3,986)
Increase in deferred charges, goodwill and other assets	(61)	(11,293)
Increase in accounts receivable, net	(5,255)	(2,559)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,030	16,989
Decrease in rents received in advance and security deposits	(2,311)	(5,714)
Decrease in accrued interest payable	(67)	(472)
Net cash flows provided by operating activities - continuing operations	21,072	27,333
Net cash flows provided by operating activities - discontinued operations	47,182	41,487

Net cash provided by operating activities	$68,254	$68,820

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(16,159)	$(490,625)
Rental property additions and improvements	(104,399)	(50,455)
Development of rental property and other related costs	(146,810)	(89,089)
Proceeds from the sales of rental property	16,455	636,161
Proceeds from the sale of investments in unconsolidated joint ventures	-	4,039
Repayment of notes receivable	208	46,305
Investment in unconsolidated joint ventures	(1,553)	(8,238)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,875	3,602
Net cash (used in) provided by investing activities - continuing operations	(246,383)	51,700
Net cash provided by (used in) investing activities - discontinued operations	52,203	(75,022)

Net cash used in investing activities	$(194,180)	$(23,322)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$140,000	$281,000
Repayment of revolving credit facility	(140,000)	(398,000)
Repayment of senior unsecured notes	-	(250,000)
Proceeds from mortgages and loans payable	181,358	321,508
Repayment of mortgages, loans payable and other obligations	(281)	(55,199)
Acquisition of noncontrolling interests	-	(5,017)
Issuance of redeemable noncontrolling interests, net	-	145,000
Common unit redemptions	(2,141)	-
Payment of financing costs	(656)	(5,637)
(Contributions) Distributions to noncontrolling interests	133	(407)
Payment of distributions	(53,216)	(49,770)

Net cash provided by (used in) financing activities	$125,197	$(16,522)

Net (decrease) increase in cash and cash equivalents	$(729)	$28,976
Cash, cash equivalents and restricted cash, beginning of period (1)	41,168	49,554

Cash, cash equivalents and restricted cash, end of period (2)	$40,439	$78,530

(1)Includes Restricted Cash of $15,577 and $19,921 as of December 31, 2019 and 2018, respectively.

(2)Includes Restricted Cash of $14,144 and $17,892 as of June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.4 and 90.4 percent common unit interest in the Operating Partnership as of June 30, 2020 and December 31, 2019, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of June 30, 2020, the Company owned or had interests in 71 real estate properties (the “Properties”). The Properties are comprised of 41 office buildings totaling approximately 10.5 million square feet and leased to approximately 325 tenants (which include two buildings, aggregating approximately 0.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 22 multi-family properties, totaling 6,850 apartment units (which include seven properties aggregating 2,611 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 108,000 square feet (which include a building aggregating 51,000 square feet owned by unconsolidated joint ventures in which the Company has investment interests), three hotels containing 723 rooms (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to a third party. The Properties are located in four states in the Northeast, plus the District of Columbia.

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

As of June 30, 2020 and December 31, 2019, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 15: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $495 million and $503.1 million, respectively, mortgages of $283.6 million and $283.7 million, respectively, and other liabilities of $19.7 million and $18.9 million, respectively.

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

During the second quarter of 2020, the Company’s management recorded an out-of-period adjustment relating to Land and other impairments expense, which was understated for the period ended December 31, 2019.  Management concluded that this error was not material to the Company’s consolidated financial statements for any of the current or prior periods. The adjustment is reflected herein as a $2.5 million increase to Land and other impairments expense in the Company’s consolidated statements of operations for the three and six month periods ended June 30, 2020, and a corresponding decrease in Real estate held for sale, net, in the Company’s balance sheets as of June 30, 2020.

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.4 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of June 30, 2020 and December 31, 2019 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
Land held for development (including pre-development costs, if any) (a)(c)	$361,928	$388,702
Development and construction in progress, including land (b)(d)	613,014	464,110
Total	$974,942	$852,812

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $150.1 million and $156.5 million as of June 30, 2020 and December 31, 2019, respectively.

(b)Includes land of $84.0 million and $96.6 million as of June 30, 2020 and December 31, 2019, respectively.

(c)Includes $38.9 million of land and $13.9 million of building and improvements pertaining to assets held for sale at June 30, 2020

(d)Includes $0.5 million of land and $0.7 million of building and improvements pertaining to assets held for sale at June 30, 2020

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $1,060,000 and $1,168,000 for the three months ended June 30, 2020 and 2019, respectively, $2,084,000 and $2,357,000 for the six months ended June 30, 2020 and 2019, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. The gains (losses) from extinguishment of debt, net, of zero and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, contained no write off of unamortized deferred financing costs. The gains (losses) from extinguishment of debt, net, of zero and $1.9 million for the six months ended June 30, 2020 and 2019, respectively, contained no write off of unamortized deferred financing costs (as non-cash transactions).

Deferred Leasing Costs/Leasing Personnel Costs

Costs incurred in connection with successfully executed commercial and residential leases were capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs were charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. Upon the adoption of ASC 842 on January 1, 2019, the Company no longer capitalizes such costs, and includes such leasing personnel costs in General and administrative expense in the Company’s Consolidated Statements of Operations, which amounted to $663,000 and $542,000 for the three months ended June 30, 2020 and 2019, respectively, and $1,701,000 and $1,284,000 for the six months ended June 30, 2020 and 2019, respectively.

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

Parking income is comprised of income from parking spaces leased to tenants and others.

Hotel income includes all revenue generated from hotel properties.

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

The deferred tax asset balance at June 30, 2020 amounted to $12.3 million which has been fully reserved through a valuation allowance. New tax reform legislation enacted in late 2017 reduced the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date. As a result, the Company recorded a decrease related to its deferred tax assets of $5.3 million and a decrease to the associated valuation allowance of $5.3 million at December 31, 2017. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2020, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2015 forward.

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

Dividends and Distributions Payable

The dividends and distributions payable at June 30, 2020 represent amounts payable on unvested LTIP units.

On July 1, 2020, the General Partner’s Board of Directors approved common stock dividends and unit distributions of $0.20 per common share, common unit and LTIP unit with respect to the second quarter 2020, payable to common shareholders (90,711,019 shares) and to noncontrolling interests unitholders of the Operating Partnership (9,395,496 common units and 2,850,550 vested and unvested LTIP units), for all such holders of record as of July 13, 2020, which totaled $20.6 million, and were paid on July 24, 2020. These common dividends and distributions were not accrued at June 30, 2020 due to the approval date of July 1, 2020.

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

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Company recorded stock compensation expense of 2,439,000 and $2,191,000 for the three months ended June 30, 2020 and 2019, respectively, and $4,969,000 and $4,071,000 for the six months ended June 30, 2020 and 2019, respectively.

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

In April 2020, the FASB issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which was adopted on January 1, 2019. Under the new leasing standard, an entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if the lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease as long as the total cash flows from the modified lease are substantially similar to the cash flows in the original lease. The Company elected this option and therefore, to the extent that rent concession is granted as a deferral of payments but total payments are substantially the same, will account for the concession as if no change has been made to the original lease.

3.    RECENT TRANSACTIONS

Properties Commencing Initial Operations

The following property commenced initial operations during the six months ended June 30, 2020 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/20	Emery at Overlook Ridge (a)	Malden, MA	Multi-Family	166	$49,179
Totals				166	$49,179

(a)The Emery at Overlook Ridge property consists of a total of 326 multi-family units. The remaining 160 multi-family units are currently in construction and are expected to be placed in service in late-2020.

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

In late 2019 through June 30, 2020, the Company completed the sale of three of these suburban office properties, totaling 697,000 square feet, for net sales proceeds of $87.2 million.  As of June 30, 2020, the Company has identified as held for sale the remaining 34 office properties (comprised of 13 identified disposal groups) in the Suburban Office Portfolio, totaling 5.9 million square feet (of which the Company currently has 17 properties totaling 2.7 million square feet under contract for sale for aggregate gross proceeds of $305.4 million). On July 22, 2020, the Company completed the sale of one of the properties held for sale, which was a 141,000 square foot office property, for gross proceeds of $7.9 million. See Note 7: Discontinued Operations.

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

Additionally, the Company also identified an office property (a 566,215 square foot office property currently under contract for sale for aggregate gross proceeds of $244.5 million, which is expected to close by year-end 2020), a retail pad leased to others and several developable land parcels as held for sale as of June 30, 2020. The properties are located in Hoboken, Parsippany, Madison, Short Hills, Edison, Red Bank and Florham Park.  As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 21 of the properties (comprised of seven disposal groups), several land parcels held for sale and two developable land parcels classified as held and used was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and six months ended June 30, 2020, recognized an unrealized loss allowance of $11.9 million and $64.9 million ($11.9 million and $57.0 million of which are from discontinued operations), respectively, for the properties and land impairments of $16.8 million and $22.1 million, respectively.

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban	Other
	Office	Assets
	Portfolio (a)	Held for Sale	Total
Land	$145,151	$85,472	$230,623
Building & Other	1,222,967	257,248	1,480,215
Less: Accumulated depreciation	(375,769)	(30,585)	(406,354)
Less: Cumulative unrealized losses on property held for sale	(181,922)	(44,140)	(226,062)
Real estate held for sale, net	$810,427	$267,995	$1,078,422

	Suburban	Other
	Office	Assets
Other assets and liabilities	Portfolio (a)	Held for Sale	Total
Unbilled rents receivable, net (b)	$30,256	$14,885	$45,141
Deferred charges, net (b)	32,640	4,305	36,945
Total intangibles, net (b)	32,378	35,417	67,795
Total deferred charges & other assets, net	67,801	59,064	126,865
Mortgages & loans payable, net (b)	123,709	148,679	272,388
Total below market liability (b)	7,663	28,334	35,997
Accounts payable, accrued exp & other liability	22,579	50,793	73,372
Unearned rents/deferred rental income (b)	4,246	1,364	5,610

(a) Classified as discontinued operations at June 30, 2020 for all periods presented. See Note 7: Discontinued Operations.
(b) Expected to be removed with the completion of the sales.

The Company disposed of the following office property during the six months ended June 30, 2020 (dollars in thousands):

									Discontinued
									Operations:
								Realized	Realized
								Gains	Gains
				Rentable		Net	Net	(losses)/	(losses)/
Disposition			# of	Square	Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units	Type	Proceeds	Value	Losses, net	Losses, net
03/17/20	One Bridge Plaza	Fort Lee, New Jersey	1	200,000	Office	$35,065	$17,743	$-	$17,322

Sub-total			1	200,000		35,065	17,743	-	17,322

Unrealized losses on real estate held for sale								(7,915)	(56,997)
Totals			1	200,000		$35,065	$17,743	$(7,915)	$(39,675)

The Company disposed of the following developable land holdings during the six months ended June 30, 2020 (dollars in thousands):

					Realized
					Gains
			Net	Net	(losses)/
Disposition			Sales	Carrying	Unrealized
Date	Property Address	Location	Proceeds	Value	Losses, net
01/03/20	230 & 250 Half Mile Road	Middletown, New Jersey	$7,018	$2,969	$4,049
03/27/20	Capital Office Park land	Greenbelt, Maryland	8,974	8,210	764

Totals			$15,992	$11,179	$4,813

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

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2020, the Company had an aggregate investment of approximately $200.4 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties. As of June 30, 2020, the unconsolidated joint ventures owned: two office properties aggregating approximately 0.2 million square feet, seven multi-family properties totaling 2,611 apartments units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel, a development project for up to approximately 360 apartments units; and interests and/or rights to developable land parcels able to accommodate up to 2,991 apartments units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of June 30, 2020, such debt had a total borrowing capacity of up to $322.2 million of which the Company agreed to guarantee up to $35 million. As of June 30, 2020, the outstanding balance of such debt totaled $263.8 million of which $29.2 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.5 million and $0.3 million for such services in the three months ended June 30, 2020 and 2019, respectively. The Company had $0.6 million and $0.6 million in accounts receivable due from its unconsolidated joint ventures as of June 30, 2020 and December 31, 2019, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of June 30, 2020 are three unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs. The Company’s aggregate investment in these VIEs was approximately $112.7 million as of June 30, 2020. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $147.7 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $35.0 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of June 30, 2020 and December 31, 2019 (dollars in thousands):

							Property Debt
	Number of		Company's	Carrying Value			As of June 30, 2020
	Apartment Units		Effective	June 30,	December 31,			Maturity	Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2020	2019		Balance	Date	Rate
Multi-family
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$4,172	$7,257		$58,992	(d)	(d)
RiverTrace at Port Imperial	316	units	22.50%	7,021	7,463		82,000	11/10/26	3.21%
Crystal House (e)	825	units	25.00%	28,480	28,823		161,500	07/01/27	L+2.72%
PI North - Riverwalk C (f)	360	units	40.00%	35,832	35,527		53,632	12/06/21	L+2.75%
Riverpark at Harrison (g)	141	units	45.00%	890	1,015		30,192	07/01/35	3.19%
Station House	378	units	50.00%	34,537	35,676		96,010	07/01/33	4.82%
Urby at Harborside (h)	762	units	85.00%	77,232	79,790		192,000	08/01/29	5.197%
PI North - Land (b) (i)	836	potential units	20.00%	1,678	1,678		-	-	-
Liberty Landing	850	potential units	50.00%	337	337		-	-	-
Hillsborough 206	160,000	sf	50.00%	1,962	1,962		-	-	-
Office
12 Vreeland Road	139,750	sf	50.00%	4,104	3,846	(j)	5,431	07/01/23	2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,595	3,521		2,931	11/01/23	4.76%
Other
Riverwalk Retail (l)	30,745	sf	20.00%	-	1,467		-	-	-
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	-	-		100,000	10/01/26	3.668%
Other (k)				569	729		-	-	-
Totals:				$200,409	$209,091		$782,688

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an amortizable loan, collateralized by the Metropolitan at 40 Park, with a balance of $34,725, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +2.25% and matures in October 2021; (iii) an interest only loan with a maximum borrowing amount of $18,200, which bears interest at LIBOR plus 150 basis points and matures in January 2023.

(e)

Included in this is the Company's unconsolidated 50 percent interest in a vacant land to accommodate the development of approximately 738 additional approved units. On June 26, 2020, the loan was refinanced with a borrowing amount of $161,500.

(f)	The venture has a construction loan with a maximum borrowing amount of $112,000.
(g)	On June 10, 2020, the loan was refinanced with a borrowing amount of $30,192.
(h)	The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.
(i)	The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.
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

(l)	On March 12, 2020, the Company acquired its equity partner's 80 percent interest and increased ownership to 100 percent. See Note 3: Recent Transactions - Consolidation.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Entity / Property Name	2020	2019	2020	2019
Multi-family
Metropolitan at 40 Park	$(195)	$(121)	(335)	(198)
RiverTrace at Port Imperial	35	52	133	90
Crystal House	(181)	(184)	(340)	(409)
PI North - Riverwalk C / Land	(119)	(62)	(238)	(132)
Marbella II (b)	-	-	-	(15)
Riverpark at Harrison	(66)	(65)	(125)	(125)
Station House	(672)	(538)	(1,139)	(1,094)
Urby at Harborside	(26)	(290)	(9)	(749)
Liberty Landing	-	-	-	-
Hillsborough 206	-	-	-	-
Office
Red Bank (c)	-	-	-	8
12 Vreeland Road	147	112	258	157
Offices at Crystal Lake	54	(16)	75	29
Other
Riverwalk Retail (d)	-	(21)	(11)	(42)
Hyatt Regency Hotel Jersey City	(50)	1,000	(50)	1,638
Other	127	45	127	73

Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$(946)	$(88)	$(1,654)	$(769)

(a)	Amounts are net of amortization of basis differences of $143 and $172 for the three months ended June 30, 2020 and 2019, respectively.
(b)

On January 31, 2019, the Company acquired one of its equity partner's 50 percent interest and as a result, increased its ownership from 24.27 percent subordinated interest to 74.27 percent controlling interest, and ceased applying the equity method of accounting at such time.

(c)	On February 28, 2019, the Company sold its 50 percent interest to its partner and realized a gain of $0.9 million.
(d)	On March 12, 2020, the Company acquired its equity partner's 80 percent interest and increased ownership to 100 percent. See Note 3: Recent Transactions - Consolidation.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	June 30,	December 31,
(dollars in thousands)	2020	2019
Deferred leasing costs	$140,527	$142,424
Deferred financing costs - unsecured revolving credit facility (a)	5,559	5,559
	146,086	147,983
Accumulated amortization	(60,286)	(59,522)
Deferred charges, net	85,800	88,461
Notes receivable (b)	1,417	1,625
In-place lease values, related intangibles and other assets, net	80,051	86,092
Goodwill (c)	2,945	2,945
Right of use assets (d)	22,604	22,604
Prepaid expenses and other assets, net (e)	45,087	73,375

Total deferred charges, goodwill and other assets, net (f)	$237,904	$275,102

(a)Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of June 30, 2020 and December 31, 2019, respectively, an interest-free note receivable with a net present value of $1.4 million and $1.6 million which matures in April 2023. The Company believes this balance is fully collectible.

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

(e)Includes as of June 30, 2020 and December 31, 2019, zero and $28.1 million, respectively, of funds available with the Company’s qualified intermediary.

(f)Includes as of June 30, 2020 and December 31, 2019, $67.8 million and $68.6 million, respectively, for properties classified as discontinued operations

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2020, the Company did not have any outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk

During 2019, in connection with the paydown of the Company’s outstanding term loans, the Company terminated interest rate swaps with the corresponding notional amount.  These paydowns resulted in the Company accelerating the reclassification of gains from other comprehensive income to earnings as a result of the hedged forecasted transactions no longer being probable to occur, amounting to $0.5 million and $1.8 million for the three and six months ended June 30, 2019. No additional amounts were recorded for the three and six months ended June 30, 2020.

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

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the six months ending June 30, 2020 and 2019 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative and Reclassification for Forecasted Transactions No Longer Probable of Occurring)			Total Amount of Interest Expense presented in the consolidated statements
	2020	2019		2020	2019		2020	2019		2020	2019

Three months ended June 30,

Interest rate swaps	$-	$(2,812)	Interest expense	$-	$1,297	Interest and other investment income (loss)	$-	$515	$	$(20,612)	$(22,207)

Six months ended June 30,

Interest rate swaps	$-	$(4,413)	Interest expense	$16	$2,868		$-	$1,794		$(41,530)	$(45,688)

Credit-risk-related Contingent Features

The Company had agreements with each of its derivative counterparties that contained a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness was accelerated by the lender due to the Company's default on the indebtedness. As of June 30, 2020, the Company did not have any outstanding derivatives.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	June 30,	December 31,
	2020	2019
Security deposits	$5,698	$5,677
Escrow and other reserve funds	8,446	9,900

Total restricted cash	$14,144	$15,577

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

In late 2019 through June 30, 2020, the Company completed the sale of three of these suburban office properties, totaling 697,000 square feet, for net sales proceeds of $87.2 million.  As of June 30, 2020, the Company has identified as held for sale the remaining 34 office properties (comprised of 13 disposal groups) in the Suburban Office Portfolio, totaling 5.9 million square feet (of which the Company currently has 17 properties totaling 2.7 million square feet under contract for sale for aggregate gross proceeds of $305.4 million). On July 22, 2020, the Company completed the sale of one of the properties held for sale, which was a 141,000 square foot office property, for gross proceeds of $7.9 million.

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

As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 21 of the properties (comprised of seven disposal groups) was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized loss allowance of $11.9 million and $57.0 million during the three and six months ended June 30, 2020, respectively.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$39,060	$43,857	$80,668	$87,839
Operating and other expenses	(14,571)	(17,216)	(31,428)	(35,167)
Depreciation and amortization	(1,453)	(17,382)	(2,905)	(33,893)
Interest expense	(1,307)	(1,307)	(2,613)	(2,599)

Income from discontinued operations	21,729	7,952	43,722	16,180

Unrealized losses on disposition of rental property (a)	(11,929)	(5,802)	(56,997)	(5,802)
Realized gains on disposition of rental property (b)	-	-	17,322	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(11,929)	(5,802)	(39,675)	(5,802)

Total discontinued operations, net	$9,800	$2,150	$4,047	$10,378

(a)Represents valuation allowances and impairment charges on properties classified as discontinued operations in 2020.

(b)See Note 3: Real Estate Transactions – Dispositions for further information regarding properties sold and related gains (losses).

8.     SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

	June 30,	December 31,	Effective
	2020	2019	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(1,837)	(2,170)
Unamortized deferred financing costs	(1,095)	(1,346)

Total senior unsecured notes, net	$572,068	$571,484

(1)Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets. The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of June 30, 2020.

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

The terms of the 2017 Credit Facility include: (1) a four year term ending in January 2021, with two six month extension options; , subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P, or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio. The Company’s unsecured debt is currently rated Ba2 by Moody’s and BB- by S&P.

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

In January 2016, the Company obtained a $350 million unsecured term loan (“2016 Term Loan”), which had been scheduled to mature in January 2019 with two one year extension options. On January 7, 2019, the Company exercised the first one year extension option with the payment of an extension fee of $0.5 million, which extended the maturity of the 2016 Term Loan to January 2020. The interest rate for the term loan is based on the Operating Partnership’s unsecured debt ratings, or, at the Company's option, a defined leverage ratio. Effective March 6, 2018, the Company elected to determine its interest rate under the 2016 Term Loan using the defined leverage ratio option, resulting in an interest rate of LIBOR plus 155 basis points. The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.28 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s then existing unsecured revolving credit facility and to repay $200 million senior unsecured notes that matured on January 15, 2016.

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

All other terms and conditions of the 2017 Credit Agreement and the 2016 Term Loan remained unchanged.

The Company was in compliance with its debt covenants under its unsecured revolving credit facility as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company’s borrowings under its unsecured credit facility totaled $329 million and $329 million, respectively.

10.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of June 30, 2020, 19 of the Company’s properties, with a total carrying value of approximately $2.8 billion and four of the Company’s land and development projects, with a total carrying value of approximately $516 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of June 30, 2020.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

		Effective	June 30,	December 31,
Property/Project Name	Lender	Rate (a)	2020	2019	Maturity
Monaco (b)	The Northwestern Mutual Life Insurance Co.	3.15%	$165,945	$166,752	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	3,901	3,934	12/01/21
Port Imperial 4/5 Hotel (c)	Fifth Third Bank	LIBOR+3.40%	94,000	74,000	04/09/22
Emery at Overlook Ridge (d)	Fifth Third Bank	LIBOR+2.50%	50,134	24,064	05/16/22
Port Imperial South 9 (e)	Bank of New York Mellon	LIBOR+2.13%	28,932	11,615	12/19/22
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Short Hills Residential (f)	People's United Bank	LIBOR+2.15%	26,749	9,431	03/26/23
250 Johnson	Nationwide Life Insurance Company	3.74%	43,000	43,000	08/01/24
Liberty Towers (g)	American General Life Insurance Company	3.37%	265,000	232,000	10/01/24
The Charlotte (h)	QuadReal Finance	LIBOR+2.70%	72,795	5,144	12/01/24
Portside 5/6	New York Life Insurance Company	4.56%	97,000	97,000	03/10/26
Marbella	New York Life Insurance Company	4.17%	131,000	131,000	08/10/26
Marbella II	New York Life Insurance Company	4.29%	117,000	117,000	08/10/26
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Worcester	MUFG Union Bank	LIBOR+1.84%	63,000	63,000	12/10/26
Short Hills Portfolio (i)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Port Imperial South 11	The Northwestern Mutual Life Insurance Co.	4.52%	100,000	100,000	01/10/29
Soho Lofts (j)	New York Community Bank	3.77%	160,000	160,000	07/01/29
Riverwatch Commons (j)	New York Community Bank	3.79%	30,000	30,000	07/01/29
111 River St. (k)	Athene Annuity and Life Company	3.90%	150,000	150,000	09/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.85%	32,353	32,600	12/01/29

Principal balance outstanding			2,105,307	1,925,038
Unamortized deferred financing costs			(15,910)	(17,004)

Total mortgages, loans payable and other obligations, net			$2,089,397	$1,908,034

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)

This mortgage loan, which includes unamortized fair value adjustment of $0.9 million as of June 30, 2020, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers. The Company has agreed to terms with the current lender to refinance the existing mortgage at or before maturity.

(c)	This loan has a maximum borrowing capacity of $94 million.
(d)	This construction loan has a maximum borrowing capacity of $62 million and provides, subject to certain conditions, one 18 month extension option with a fee of 25 basis points.
(e)	This construction loan has a maximum borrowing capacity of $92 million and provides, subject to certain conditions, one one year extension option with a fee of 15 basis points.
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

(i)	Properties, which are collateral for this mortgage loan, were classified as held for sale as of December 31, 2019.
(j)	Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.
(k)	Property, which is collateral for this mortgage loan, was classified as held for sale as of April 2020.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2020 and 2019 was $52,441,000 and $54,630,000 (of which $2,570,000 and $2,556,000 pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the six months ended June 30, 2020 and 2019 was $11,788,000 and $9,458,000, respectively (which amounts included $681,000 and $627,000 for the six months ended June 30, 2020 and 2019, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of June 30, 2020, the Company’s total indebtedness of $2,990,465,000 (weighted average interest rate of 3.53 percent) was comprised of $658,693,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.34 percent) and fixed rate debt and other obligations of $2,331,772,000 (weighted average rate of 3.86 percent).

As of December 31, 2019, the Company’s total indebtedness of $2,808,518,000 (weighted average interest rate of 3.81 percent) was comprised of $509,656,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.54 percent) and fixed rate debt and other obligations of $2,298,862,000 (weighted average rate of 3.87 percent).

11.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2020 and 2019 was $175,000 and $189,000, respectively, and $431,000 and $508,000 for the six months ended June 30, 2020 and 2019, respectively.

12.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2020 and December 31, 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2020 and December 31, 2019.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $3,032,589,000 and $2,791,629,000 as compared to the book value of approximately $2,990,465,000 and $2,808,517,000 as of June 30, 2020 and December 31, 2019, respectively. The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

As of June 30, 2020, inputs and assumptions included

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

The Company identified as held for sale 35 office properties (comprised of 13 disposal groups), a retail pad leased to others, several developable land parcels as held for sale and two developable land parcels classified as held and used as of June 30, 2020 with an aggregate carrying value of $1.1 billion. As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 21 of the properties (comprised of seven disposal groups) and several land parcels was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $11.9 million and $64.9 million during the three and six months ended June 30, 2020, respectively, and land impairments of $16.8 million and $22.1. million during the three and six months ended June 30, 2020, respectively.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

The recent outbreak of COVID-19 worldwide has significantly slowed global economic activity and caused significant volatility in financial markets.  As such, there is currently significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy.  The current economic environment can and will be significantly adversely affected by many factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted.   In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of June 30, 2020.

13.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $49.5 million. The PILOT totaled $264,000 and $270,000 for the three months ended June 30, 2020 and 2019, respectively, and $528,000 and $540,000 for the six months ended June 30, 2020 and 2019, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $170.9 million. The PILOT totaled $1.1 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively and $2.2 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in December 2018. The annual PILOT is equal to two percent of Total Project Costs, as defined therein. The PILOT totaled $0.5 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively and $1.1 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein. The PILOT totaled $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively and $0.6 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022. The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration. The PILOT totaled $0.4 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively and $0.7 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues, as defined. The PILOT totaled $0.5 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively and $1.1 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein. The PILOT totaled $0.3 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively and $0.6 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2020 and December 31, 2019, are as follows (dollars in thousands):

As of June 30, 2020
Year	Amount
July 1 through December 31, 2020	$875
2021	1,750
2022	1,750
2023	1,756
2024	1,776
2025 through 2098	154,722
Total lease payments	162,629
Less: imputed interest	(138,859)

Total	$23,770

As of December 31, 2019
Year	Amount
2020	$1,750
2021	1,750
2022	1,750
2023	1,756
2024	1,776
2025 through 2098	154,722
Total lease payments	163,504
Less: imputed interest	(139,748)

Total	$23,756

Ground lease expense incurred by the Company amounted to $680,000 and $640,000 for the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $22.6 million at June 30, 2020 for five ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 5.637 percent to 7.618 percent for the remaining ground lease terms ranging from 6.25 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $79.8 million have been incurred through June 30, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $50.9 million as of June 30, 2020, and the remaining construction costs are expected to be funded from a $92 million construction loan (of which $28.9 million was drawn as of June 30, 2020).

The Company is developing a 198-unit multi-family project known as the Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $65.6 million have been incurred through June 30, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $38.9 million of the construction costs, and the remaining construction costs are expected to be funded from a $64 million construction loan (of which $26.7 million was drawn as of June 30, 2020).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $227.8 million have been incurred through June 30, 2020, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $169.5 million of the construction costs, of which the Company has funded $155 million as of June 30, 2020, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $72.8 million was drawn as of June 30, 2020).

MANAGEMENT CHANGES

On July 24, 2020, the Company terminated Michael J. DeMarco as its Chief Executive Officer without cause, pursuant to his employment agreement and the associated equity award agreements he has with the Company.

Effective as of July 25, 2020, the Board of Directors appointed MaryAnne Gilmartin, the Chair of the Company’s Board of Directors, as interim Chief Executive Officer of the Company. Ms. Gilmartin will continue to serve as Chair of the Board, but has resigned as a member of the Nominating & Corporate Governance Committee of the Board. Tammy K. Jones, a current director, has been appointed to serve as the lead independent director on the Board.

In connection with Ms. Gilmartin’s appointment, the Company has entered into a letter agreement (the “Letter Agreement”) with MAG Partners 2.0 LLC (“MAG Partners”), an entity wholly owned by Ms. Gilmartin. Pursuant to the Letter Agreement, MAG Partners has agreed to make Ms. Gilmartin’s services available to the Company to serve as its interim Chief Executive Officer. The term of this arrangement and Ms. Gilmartin’s appointment as interim Chief Executive Officer (the “Term”) will continue until the earliest to occur of (i) the commencement of employment of a permanent Chief Executive Officer of the Company, (ii) a period of six months has elapsed, or an earlier or later date selected by the Board, and (iii) Ms. Gilmartin’s death or disability, or the termination of the arrangement by MAG Partners (including a resignation by Ms. Gilmartin of her appointment as interim Chief Executive Officer).

Pursuant to the Letter Agreement, during the Term the Company will pay to MAG Partners a monthly fee of $150,000, subject to proration for any partial month (but continuing for a minimum of three months following commencement of the Term if the Term is ended by the Board for any reason other than for “cause”). MAG Partners is also eligible to receive a one-time cash sign-on bonus of $300,000 and, unless the Term is ended by the Board for “cause,” a one-time completion bonus of $200,000 at the end of the Term (but no later than March 12, 2021). In addition, the Company has granted to MAG Partners fully vested stock options to purchase up to 230,000 shares of common stock with an exercise price of $14.39 per share, and up to 100,000 shares of common stock with an exercise price of $20.00 per share, pursuant to a Stock Option Agreement by and between MAG Partners and the Company (the “Option Agreement”). However, the options, and any shares received upon exercise, will terminate and be forfeited if the Board ends the Term for “cause” or MAG Partners terminates its arrangement with the Company (including a resignation by Ms. Gilmartin of her appointment as interim Chief Executive Officer, but excluding a termination because of a material breach of the arrangement by the Company or because Ms. Gilmartin has been appointed as the permanent Chief Executive Officer of the Company) before six months have elapsed, or if MAG Partners fails to comply with certain covenants in the Letter Agreement. 157,505 of the options have been granted subject to shareholder approval at the Company’s 2021 Annual Meeting of Stockholders; however, if a “change in control” transaction occurs before the date of such 2021 Annual Meeting, then such options would instead be canceled and cashed out upon such transaction for a value equal to their “spread value,” if any.

During the Term, Ms. Gilmartin will not receive any additional fees or other compensation for her service (excluding equity previously granted) as a director on the Company’s Board or on the Roseland Residential Trust board of directors. However, the Company will reimburse MAG Partners for up to $10,000 in legal fees incurred in connection with negotiating the arrangements described above.

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of June 30, 2020, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 27 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of June 30, 2020, with an aggregate carrying value of approximately $1.7 billion, are subject to these conditions.

14.    TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2041. Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of June 30, 2020
Year	Amount
July 1 through December 31, 2020	$60,667
2021	113,698
2022	109,329
2023	104,216
2024	92,447
2025 and thereafter	518,309

Total	$998,666

As of December 31, 2019
Year	Amount
2020	$115,418
2021	107,027
2022	103,417
2023	99,544
2024	88,082
2025 and thereafter	488,305

Total	$1,001,793

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

•second, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a 6% annual return (the “RRT Base Return”) on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future; and

•third, pro rata to Rockpoint and RRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at June 30, 2020, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units).

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

•fifth, pro rata to Rockpoint and RRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at June 30, 2020, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units); and

•sixth, to Rockpoint and RRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to RRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at June 30, 2020, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to RRT in respect of Preferred Units and 87.728% to RRT in respect of Common Units).

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

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of June 30, 2020. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $481 million as of June 30, 2020.

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

The following tables set forth the changes in Redeemable noncontrolling interests for the three months ended June 30, 2020 and 2019, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at April 1, 2020	$52,324	$454,158	$506,482
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	454,158	506,482
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	2,473	2,473
Balance at June 30, 2020	$52,324	$456,631	$508,955

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at April 1, 2019	$52,324	$326,871	$379,195
Redeemable Noncontrolling Interests Issued	-	98,517	98,517
Net	52,324	425,388	477,712
Income Attributed to Noncontrolling Interests	455	4,551	5,006
Distributions	(455)	(4,551)	(5,006)
Redemption Value Adjustment	-	18,660	18,660
Balance at June 30, 2019	$52,324	$444,048	$496,372

The following tables set forth the changes in Redeemable noncontrolling interests for the six months ended June 30, 2020 and 2019, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2020	$52,324	$451,058	$503,382
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	451,058	503,382
Income Attributed to Noncontrolling Interests	910	12,032	12,942
Distributions	(910)	(12,032)	(12,942)
Redemption Value Adjustment	-	5,573	5,573
Redeemable noncontrolling interests as of June 30, 2020	$52,324	$456,631	$508,955

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2019	$52,324	$278,135	$330,459
Redeemable Noncontrolling Interests Issued (net of new
issuance costs of $1.5 million)	-	143,517	143,517
Net	52,324	421,652	473,976
Income Attributed to Noncontrolling Interests	910	8,763	9,673
Distributions	(910)	(8,763)	(9,673)
Redemption Value Adjustment (including value adjustment
attributable to Add On Investment Agreement)	-	22,396	22,396
Redeemable noncontrolling interests as of June 30, 2019	$52,324	$444,048	$496,372

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

The following table reflects the activity of the General Partner capital for the three and six months ended June 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Opening Balance	$1,434,143	$1,704,018	$1,493,699	$1,486,658
Net income (loss) available to common shareholders	(34,887)	(22,054)	(74,811)	222,441
Common stock distributions	-	(18,111)	(18,119)	(36,176)
Redeemable noncontrolling interests	(2,236)	(16,759)	(5,040)	(19,911)
Change in noncontrolling interests in consolidated
joint ventures	-	-	-	(1,958)
Redemption of common units for common stock	-	623	-	705
Redemption of common units	-	-	-	(1,665)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	11	11	30	21
Directors' deferred compensation plan	57	27	139	157
Stock Compensation	334	218	764	483
Cancellation of unvested LTIP units	-	-	-	2,819
Other comprehensive income (loss)	-	(4,164)	18	(8,202)
Rebalancing of ownership percent between parent and
subsidiaries	1,611	1,778	2,353	215
Balance at June 30	$1,399,033	$1,645,587	$1,399,033	$1,645,587

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”). The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of June 30, 2020, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million. Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

On June 5, 2015, in connection with employment agreements entered into with each of Messrs. Rudin, a former chief executive officer, and DeMarco (together, the “Executive Employment Agreements”), the Company granted options to purchase a total of 800,000 shares of the General Partner’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the General Partner’s common stock on the grant date of $17.31 per share, with 400,000 of such options vesting in three equal annual installments commencing on the first anniversary of the grant date (“Time Vesting Options”) and fully vesting on June 5, 2018, and 400,000 of such options vesting if the General Partner’s common stock traded at or above $25.00 per share for 30 consecutive trading days while the executive is employed (“Price Vesting Options”), or on or before June 30, 2019, subject to certain conditions. The Price Vesting Options vested on July 5, 2016 on account of the price vesting condition being achieved.

Information regarding the Company’s stock option plans is summarized below for the three months ended June 30, 2020 and 2019, respectively:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at April 1, 2020	800,000	$17.31	$-
Granted, Lapsed or Cancelled	-	-
Outstanding at June 30, 2020 ($17.31)	800,000	$17.31	$-
Options exercisable at June 30, 2020	800,000
Available for grant at June 30, 2020	225,469

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at April 1, 2019	800,000	$17.31	$3,912
Granted, Lapsed or Cancelled	-	-
Outstanding at June 30, 2019 ($17.31)	800,000	$17.31	$4,784
Options exercisable atJune 30, 2019	800,000
Available for grant at June 30, 2019	750,000

Information regarding the Company’s stock option plans is summarized below for the six months ended June 30, 2020 and 2019, respectively:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2020 ($17.31)	800,000	$17.31	$-
Granted, Lapsed or Cancelled	-	-
Outstanding at June 30, 2020 ($17.31)	800,000	$17.31	$-
Options exercisable at June 30, 2020	800,000
Available for grant at June 30, 2020	225,469

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2019	800,000	$17.31	$1,824
Granted, Lapsed or Cancelled	-	-
Outstanding at June 30, 2019 ($17.31)	800,000	$17.31	$4,784
Options exercisable at June 30, 2019	800,000
Available for grant at June 30, 2019	750,000

There were no stock options exercised under any stock option plans for the six months ended June 30, 2020 and 2019, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of June 30, 2020 and December 31, 2019, the stock options outstanding had a weighted average remaining contractual life of approximately 4.9 and 5.4 years, respectively.

The Company recognized no stock options expense for each of the three and six months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020, the Company had $1.7 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2.7 years. The Company recognized AO LTIP unit expense of $155,000 and $155,000 for the three months ended June 30, 2020 and 2019, respectively, and $310,000 and $187,000 for the six months ended June 30, 2020 and 2019, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one year to seven year vesting period, of which 17,076 unvested shares were legally outstanding at June

30, 2020. Vesting of the Restricted Stock Awards issued is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below for the three months ended June 30, 2020 and 2019, respectively:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at April 1, 2020	42,690	$21.08
Vested	(25,614)	21.08
Outstanding at June 30, 2020	17,076	$21.08

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at April 1, 2019	66,321	$22.38
Vested	(40,185)	20.16
Outstanding at June 30, 2019	26,136	$25.80

Information regarding the Restricted Stock Awards grant activity is summarized below for the six months ended June 30, 2020 and 2019, respectively:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2020	42,690	$21.08
Vested	(25,614)	21.08
Outstanding at June 30, 2020	17,076	$21.08

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2019	67,289	$22.43
Vested	(41,153)	20.29
Outstanding at June 30, 2019	26,136	$25.80

As of June 30, 2020, the Company had no unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.

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

As of June 30, 2020, the Company had no unrecognized compensation cost as there are no unvested PSUs outstanding under the Company’s stock compensation plans.

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

The 2017 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period from April 4, 2017 through April 3, 2020. Participants in the 2017 OPP will only earn the full awards if, over the three year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company is in the 75th percentile of performance as compared to the NAREIT office index. As the targets for vesting were not achieved, the 2017 PBV LTIP Units did not vest and were forfeited.

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

LTIP Units will remain subject to forfeiture depending on the extent that the 2018 LTIP Awards, 2019 LTIP Awards and 2020 LTIP Awards vest. The number of LTIP Units to be issued initially to recipients of the 2018 PBV LTIP Awards, 2019 PBV LTIP Awards and 2020 PBV LTIP Awards is the maximum number of LTIP Units that may be earned under the awards. The number of LTIP Units that actually vest for each award recipient will be determined at the end of the performance measurement period. TSR for the Company and for the Index over the three year measurement period and other circumstances will determine how many LTIP Units vest for each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a Common Unit but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2018 TBV LTIP Units and 2019 TBV LTIP Units or the end of the measurement period for the 2018 PBV LTIP Units, 2019 PBV LTIP Units and 2020 PBV LTIP Units, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a Common Unit.

As a result of targets not being achieved or management and other personnel changes during the six months ended June 30, 2020, the employees forfeited and cancelled 369,924 2017 LTIP Awards, 6,572 2018 LTIP Awards, and 5,693 2019 LTIP Awards. As of June 30, 2020, a total of 11,155 2016 PBV LTIP Units, 75,578 2016 TBV LTIP Units, 21,492 2017 PBV LTIP Units, 78,930 2017 TBV LTIP Units, 629,252 2018 PBV LTIP Units, 186,645 2018 TBV LTIP Units, 392,476 2019 PBV LTIP Units, 167,454 2019 TBV LTIP Units, and 1,287,568 2020 PBV LTIP Units, net of LTIP Units forfeited and cancelled, were outstanding. The LTIP Units were valued in accordance with ASC 718 – Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of June 30, 2020, the Company had $16.9 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.7 years.

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS

The Amended and Restated Deferred Compensation Plan for Directors, which commenced January 1, 1999, allows non-employee directors of the Company to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors’ termination of service from the Board of Directors or a change in control of the Company, as defined in the plan. Pursuant to the termination of service of five directors from the Board of Directors on June 12, 2019, the Company converted 193,949 deferred stock units into shares of common stock. Pursuant to the termination of service of two directors from the Board of Directors on June 12, 2020, the Company converted 61,277 deferred stock units into shares of common stock. Deferred stock units are credited to each director quarterly using the closing price of the

Company’s common stock on the applicable dividend record date for the respective quarter. Each participating director’s account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During the three months ended June 30, 2020 and 2019, 3,907 and 1,173 deferred stock units were earned, respectively. During the six months ended June 30, 2020 and 2019, respectively, 9,710 and 7,043 deferred stock units were earned, respectively. As of June 30, 2020 and December 31, 2019, there were 69,273 and 59,899 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the three and six months ended June 30, 2020 and 2019 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPS	2020	2019	2020	2019
Income (loss) from continuing operations	$(42,734)	$(22,479)	$(74,825)	$244,887
Add (deduct): Noncontrolling interests in consolidated joint ventures	829	847	1,005	2,095
Add (deduct): Noncontrolling interests in Operating Partnership	4,626	2,647	8,292	(24,196)
Add (deduct): Redeemable noncontrolling interests	(6,471)	(5,006)	(12,942)	(9,673)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(2,236)	(16,759)	(5,040)	(19,911)
Income (loss) from continuing operations available to common shareholders	(45,986)	(40,750)	(83,510)	193,202
Income (loss) from discontinued operations available to common shareholders	8,863	1,937	3,659	9,328
Net income (loss) available to common shareholders for basic earnings per share	$(37,123)	$(38,813)	$(79,851)	$202,530

Weighted average common shares	90,629	90,533	90,622	90,516

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.51)	$(0.45)	$(0.92)	$2.14
Income (loss) from discontinued operations available to common shareholders	0.10	0.02	0.04	0.10
Net income (loss) available to common shareholders	$(0.41)	$(0.43)	$(0.88)	$2.24

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPS	2020	2019	2020	2019
Net income (loss) from continuing operations available to common shareholders	$(45,986)	$(40,750)	$(83,510)	$193,202
Add (deduct): Noncontrolling interests in Operating Partnership	(4,626)	(2,647)	(8,292)	24,196
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(237)	(1,850)	(533)	(2,207)
Income (loss) from continuing operations for diluted earnings per share	(50,849)	(45,247)	(92,335)	215,191
Income (loss) from discontinued operations for diluted earnings per share	9,800	2,150	4,047	10,378
Net income (loss) available for diluted earnings per share	$(41,049)	$(43,097)	$(88,288)	$225,569

Weighted average common shares	100,213	100,523	100,198	100,825

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.51)	$(0.45)	$(0.92)	$2.14
Income (loss) from discontinued operations available to common shareholders	0.10	0.02	0.04	0.10
Net income (loss) available to common shareholders	$(0.41)	$(0.43)	$(0.88)	$2.24

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic EPS shares	90,629	90,533	90,622	90,516
Add: Operating Partnership – common and vested LTIP units	9,584	9,990	9,576	10,115
Restricted Stock Awards	-	-	-	26
Stock Options	-	-	-	168
Diluted EPS Shares	100,213	100,523	100,198	100,825

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in the three and six months ended June 30, 2020 and in the three months ended June 30, 2019 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the three and six months ended June 30, 2020 and in the three months ended June 30, 2019 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of June 30, 2020 and 2019 were 2,659,518 and 1,826,331 LTIP Units, respectively. Unvested restricted stock outstanding as of June 30, 2020 and 2019 were 17,076 and 26,136 shares, respectively. Unvested AO LTIP Units outstanding as of June 30, 2020 and 2019 were 625,000 and 625,000, respectively.

Dividends declared per common share for each of the three month periods ended June 30, 2020 and 2019 was $0.20 per share. Dividends declared per common share for each of the six month periods ended June 30, 2020 and 2019 was $0.40 per share.

Mack-Cali Realty, L.P.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPU	2020	2019	2020	2019
Income (loss) from continuing operations	$(42,734)	$(22,479)	$(74,825)	$244,887
Add (deduct): Noncontrolling interests in consolidated joint ventures	829	847	1,005	2,095
Add (deduct): Redeemable noncontrolling interests	(6,471)	(5,006)	(12,942)	(9,673)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(2,473)	(18,609)	(5,573)	(22,118)
Income (loss) from continuing operations available to unitholders	(50,849)	(45,247)	(92,335)	215,191
Income (loss) from discontinued operations available to unitholders	9,800	2,150	4,047	10,378
Net income (loss) available to common unitholders for basic earnings per unit	$(41,049)	$(43,097)	$(88,288)	$225,569

Weighted average common units	100,213	100,523	100,198	100,631

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(0.51)	$(0.45)	$(0.92)	$2.14
Income (loss) from discontinued operations available to unitholders	0.10	0.02	0.04	0.10
Net income (loss) available to common unitholders for basic earnings per unit	$(0.41)	$(0.43)	$(0.88)	$2.24

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPU	2020	2019	2020	2019
Net income (loss) from continuing operations available to common unitholders	$(50,849)	$(45,247)	$(92,335)	$215,191
Income (loss) from discontinued operations for diluted earnings per unit	9,800	2,150	4,047	10,378
Net income (loss) available to common unitholders for diluted earnings per unit	$(41,049)	$(43,097)	$(88,288)	$225,569

Weighted average common unit	100,213	100,523	100,198	100,825

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.51)	$(0.45)	$(0.92)	$2.14
Income (loss) from discontinued operations available to common unitholders	0.10	0.02	0.04	0.10
Net income (loss) available to common unitholders	$(0.41)	$(0.43)	$(0.88)	$2.24

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic EPU units	100,213	100,523	100,198	100,631
Add: Restricted Stock Awards	-	-	-	26
Add: Stock Options	-	-	-	168
Diluted EPU Units	100,213	100,523	100,198	100,825

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in the three and six months ended June 30, 2020 and in the three months ended June 30, 2019 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the three and six months ended June 30, 2020 and in the three months ended June 30, 2019 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested LTIP Units outstanding as of June 30, 2020 and June 30, 2019 were 2,659,518 and 1,826,331 LTIP Units, respectively. Unvested restricted stock outstanding as of June 30, 2020 and 2019 were 17,076 and 26,136 shares, respectively. Unvested AO LTIP Units outstanding as of June 30, 2020 and 2019 were 625,000 and 625,000, respectively.

Distributions declared per common unit for each of the three month periods ended June 30, 2020 and 2019 was $0.20 per unit. Distributions declared per common unit for each of the six month periods ended June 30, 2020 and 2019 was $0.40 per unit.

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

The following table reflects the activity of noncontrolling interests for the three and six months ended June 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Opening Balance	$198,017	$239,149	$205,776	$210,523
Net income	1,953	1,725	4,033	32,824
Unit distributions	790	(2,361)	(1,480)	(4,057)
Redeemable noncontrolling interests	(6,708)	(6,856)	(13,475)	(11,880)
Change in noncontrolling interests in consolidated joint ventures	(83)	(308)	133	9,110
Redemption of common units for common stock	-	(623)	-	(705)
Redemption of common units	-	-	(2,141)	(4,965)
Stock compensation	2,105	1,973	4,205	3,588
Cancellation of unvested LTIP units	-	-	(201)	(2,889)
Other comprehensive income (loss)	-	(460)	(34)	(873)
Rebalancing of ownership percentage between parent and subsidiaries	(1,611)	(1,778)	(2,353)	(215)
Balance at June 30	$194,463	$230,461	$194,463	$230,461

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2020, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $2.4 million as of June 30, 2020.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)

Common Units

During the six months ended June 30, 2020, the Company redeemed for cash 97,727 common units at their fair market value of $2.1 million.

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

Unit Transactions

The following tables set forth the changes in noncontrolling interests in subsidiaries which relate to the Common Units and LTIP Units in the Operating Partnership for the three months ended June 30, 2020 and 2019, respectively.

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Outstanding at April 1, 2020	9,518,638	3,094,324
Issuance of LTIP units	-	-
Redemption of common units	-	-
Conversion of LTIP units for common units	742	-
Vested LTIP units	67,148	(67,890)
Cancellation of units	-	(366,916)
Outstanding at June 30, 2020	9,586,528	2,659,518

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at April 1, 2019	10,009,355	1,826,331
Issuance of LTIP units	-	-
Redemption of common units for shares of common stock	(33,011)	-
Redemption of common units	-	-
Conversion of vested LTIP units to common units	9,220	-
Vested LTIP units	(9,220)	-
Cancellation of units	-	-

Outstanding at June 30, 2019	9,976,344	1,826,331

The following tables set forth the changes in noncontrolling interests in subsidiaries which relate to the Common Units and LTIP Units in the Operating Partnership for the six months ended June 30, 2020 and 2019, respectively.

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2020	9,612,064	1,826,331
Redemption of common units for shares of common stock	-	-
Redemption of common units	(97,727)
Conversion of vested LTIP units to common units	4,430
Vested LTIP units	67,762	(72,192)
Issuance of units	-	1,287,568
Cancellation of units	(1)	(382,189)

Balance at June 30, 2020	9,586,528	2,659,518

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2019	10,229,349	1,707,106
Issuance of LTIP units	-	565,623
Redemption of common units for shares of common stock	(38,011)	-
Redemption of common units	(301,638)	-
Conversion of vested LTIP units to common units	18,438	-
Vested LTIP units	68,206	(86,644)
Cancellation of unvested LTIP units	-	(359,754)

Balance at June 30, 2019	9,976,344	1,826,331

Noncontrolling Interests Ownership in Operating Partnership

As of June 30, 2020 and December 31, 2019, the noncontrolling interests common unitholders owned 9.6 percent and 9.6 percent of the Operating Partnership, respectively.

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

18.    SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio. The Company’s multi-family services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the six months ended June 30, 2020 and 2019. The Company had no long lived assets in foreign locations as of June 30, 2020 and December 31, 2019. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the three and six months ended June 30, 2020 and 2019 and selected asset information as of June 30, 2020 and December 31, 2019 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial		Multi-family	Corporate	Total
	& Other Real Estate		Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
June 30, 2020	$34,760		$38,234	$(344)	$72,650
June 30, 2019	41,516		44,708	381	86,605
Six months ended:
June 30, 2020	74,309		81,081	(683)	154,707
June 30, 2019	95,593		81,067	211	176,871

Total operating and
interest expenses (a):
Three months ended:
June 30, 2020	$15,864		$22,144	$32,243	$70,251
June 30, 2019	18,219		22,428	34,992	75,639
Six months ended:
June 30, 2020	35,699	-	44,917	$60,914	141,530
June 30, 2019	42,211		43,618	64,608	150,437

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
June 30, 2020	$(377)		$(569)	$-	$(946)
June 30, 2019	512		(600)	-	(88)
Six months ended:
June 30, 2020	(494)		(1,160)	-	(1,654)
June 30, 2019	1,233		(2,002)	-	(769)

Net operating income (loss) (b):
Three months ended:
June 30, 2020	$18,519		$15,521	$(32,587)	$1,453
June 30, 2019	23,809		21,680	(34,611)	10,878
Six months ended:
June 30, 2020	38,116		35,004	(61,597)	11,523
June 30, 2019	54,615		35,447	(64,397)	25,665

Total assets:
June 30, 2020	$2,112,116		$3,239,559	$8,337	$5,360,012
December 31, 2019	2,178,321		3,079,409	35,068	5,292,798

Total long-lived assets (c):
June 30, 2020	$1,891,570		$2,981,246	$(58)	$4,872,758
December 31, 2019	1,947,053		2,812,306	3,834	4,763,193

Total investments in
unconsolidated joint ventures:
June 30, 2020	$7,699		$192,710	$-	$200,409
December 31, 2019	7,367		201,724	-	209,091

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

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net operating income	$1,453	$10,878	$11,523	$25,665
Add (deduct):
Depreciation and amortization	(27,341)	(31,971)	(61,137)	(63,505)
Land and other impairments	(16,846)	(2,499)	(22,109)	(2,499)
Gain on change of control of interests	-	-	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	-	255	(7,915)	268,364
Gain on disposition of developable land	-	270	4,813	270
Gain on sale of investment in unconsolidated joint venture	-	-	-	903
Gain from extinguishment of debt, net	-	588	-	1,899
Income (loss) from continuing operations	(42,734)	(22,479)	(74,825)	244,887
Discontinued operations
Income from discontinued operations	21,729	7,952	43,722	16,180
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(11,929)	(5,802)	(39,675)	(5,802)
Total discontinued operations, net	9,800	2,150	4,047	10,378
Net income (loss)	(32,934)	(20,329)	(70,778)	255,265
Noncontrolling interests in consolidated joint ventures	829	847	1,005	2,095
Noncontrolling interests in Operating Partnership	4,626	2,647	8,292	(24,196)
Noncontrolling interest in discontinued operations	(937)	(213)	(388)	(1,050)
Redeemable noncontrolling interests	(6,471)	(5,006)	(12,942)	(9,673)
Net income (loss) available to common shareholders	$(34,887)	$(22,054)	$(74,811)	$222,441

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net operating income	$1,453	$10,878	$11,523	$25,665
Add (deduct):
Depreciation and amortization	(27,341)	(31,971)	(61,137)	(63,505)
Land and other impairments	(16,846)	(2,499)	(22,109)	(2,499)
Gain on change of control of interests	-	-	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	-	255	(7,915)	268,364
Gain on disposition of developable land	-	270	4,813	270
Gain on sale of investment in unconsolidated joint venture	-	-	-	903
Gain from extinguishment of debt, net	-	588	-	1,899
Income (loss) from continuing operations	(42,734)	(22,479)	(74,825)	244,887
Discontinued operations
Income from discontinued operations	21,729	7,952	43,722	16,180
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(11,929)	(5,802)	(39,675)	(5,802)
Total discontinued operations, net	9,800	2,150	4,047	10,378
Net income (loss)	(32,934)	(20,329)	(70,778)	255,265
Noncontrolling interests in consolidated joint ventures	829	847	1,005	2,095
Redeemable noncontrolling interests	(6,471)	(5,006)	(12,942)	(9,673)
Net income (loss) available to common unitholders	$(38,576)	$(24,488)	$(82,715)	$247,687

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

As of June 30, 2020, the Company owned or had interests in 71 properties (collectively, the “Properties”), consisting of 41 office properties, totaling approximately 10.5 million square feet leased to approximately 325 commercial tenants, 22 multi-family rental properties containing 6,850 apartment units, four parking/retail properties, totaling approximately 108,000 square feet, three hotels containing 723 rooms and a parcel of land leased to a third party. The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 2.0 million square feet of additional commercial space and approximately 9,500 apartment units.

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

In late 2019 through June 30, 2020, the Company completed the sale of three of these suburban office properties, totaling 697,000 square feet, for net sales proceeds of $87.2 million. As of June 30, 2020, the Company has identified as held for sale the remaining 34 office properties (comprised of 13 disposal groups) in the Suburban Office Portfolio, totaling 5.9 million square feet (of which the Company currently has 17 properties totaling 2.7 million square feet under contract for sale for aggregate gross proceeds of $305.4 million). On July 22, 2020, the Company completed the sale of one of the properties held for sale, which was a 141,000 square foot office property, for gross proceeds of $7.9 million.

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

In addition, the COVID-19 pandemic could potentially cause deterioration in the financial condition or liquidity of the Company’s tenants, which could impair their ability to pay rents. A number of the Company’s tenants have requested rent relief during this pandemic. The COVID-19 pandemic could also potentially cause reduced demand for space at the Company’s office properties and/or units at its multifamily residential properties, parking facilities and hotel properties, which could have a negative impact on the Company’s prospects for leasing current or additional space and/or renewing leases with existing tenants.

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the lease percentage has declined or stabilized. The percentage leased in the Company’s stabilized core operating commercial properties included in its Consolidated Properties aggregating 10.1 million, 10.1 million and 11.2 million square feet at June 30, 2020, March 31, 2020 and June 30, 2019, respectively, was 80.3 percent leased at June 30, 2020 as compared to 81.1 percent leased at March 31, 2020 and 79.8 percent leased at

June 30, 2019 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of June 30, 2020, March 31, 2020 and June 30, 2019 aggregate 18,457, 39,211 and 18,432 square feet, respectively, or 0.2, 0.4 and 0.2 percentage of the net rentable square footage, respectively. Rental rates (including escalations) on the Company’s core commercial space that was renewed (based on first rents payable) during the three months ended June 30, 2020 (on 137,758 square feet of renewals) increased an average of 12.7 percent compared to rates that were in effect under the prior leases, as compared to an 18.5 percent increase during the three months ended June 30, 2019 (on 24,686 square feet of renewals). Estimated lease costs for the renewed leases during the three months ended June 30, 2020 averaged $3.86 per square foot per year for a weighted average lease term of 2.8 years, and estimated lease costs for the renewed leases during the three months ended June 30, 2019 averaged $4.34 per square foot per year for a weighted average lease term of 5.5 years. The Company believes, although there can be no assurance, that vacancy rates at its commercial properties have begun to bottom as the majority of the known move-outs at its waterfront portfolio have already occurred. As of June 30, 2020, commercial leases which comprise approximately 2.2 and 10.3 percent of the Company’s annualized base rent are scheduled to expire during the years ending December 31, 2020 and 2021, respectively. With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes, although there can be no assurance, that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If these recent leasing results do not prove to be sustaining through the remainder of 2020, the Company may receive less revenue from the same space.

During 2017, Moody’s downgraded its investment grade rating on the Company’s senior unsecured debt to sub-investment grade and during 2018, Standard & Poor’s lowered its investment grade rating on the Company’s senior unsecured debt to sub-investment grade (current ratings are Ba2 and BB- by Moody’s and S&P, respectively). Amongst other things, such downgrade would have increased the interest rate on outstanding borrowings under the Company’s current $600 million unsecured revolving credit facility (which was amended in January 2017) from the London Inter-Bank Offered Rate (“LIBOR”) plus 120 basis points to LIBOR plus 155 basis points and the annual credit facility fee it pays would have increased from 25 to 30 basis points. Additionally, any such downgrade would have increased the current interest rate on each of the Company’s 2016 Term Loan and 2017 Term Loan from LIBOR plus 140 basis points to LIBOR plus 185 points.  Effective March 6, 2018, the Company elected to utilize the leverage grid pricing available under the unsecured revolving credit facility and both unsecured term loans. This resulted in an interest rate of LIBOR plus 130 basis points for the Company’s unsecured revolving credit facility and 25 basis points for the facility fee and LIBOR plus 155 basis points for both unsecured term loans at the Company’s then total leverage ratio. In addition, the downgrade in its ratings to sub-investment grade could result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•recent transactions;

•critical accounting policies and estimates;

•results from operations for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, and

•liquidity and capital resources.

Recent Transactions

Properties Commencing Initial Operations

The following property commenced initial operations during the six months ended June 30, 2020 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/20	Emery at Overlook Ridge (a)	Malden, MA	Multi-Family	166	$49,179
Totals				166	$49,179

(a)The Emery at Overlook Ridge property consists of a total of 326 multi-family units. The remaining 160 multi-family units are currently in construction and are expected to be placed in service in late-2020.

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

Real Estate Held for Sale/Discontinued Operations/Dispositions

The Company identified 34 office properties (comprised of 13 disposal groups) totaling 5.9 million square feet (See Note 7: Discontinued Operations – to the Financial Statements), another office property, a retail pad leased to others and several developable land parcels as held for sale as of June 30, 2020. The total estimated sales proceeds, net of expected selling costs, from the sales of all the assets held for sale are expected to be approximately $1.3 billion, however there can be no assurance of the amount and timing of any such sales proceeds. As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 21 of the properties (comprised of seven disposal groups), several land parcels held for sale and two developable land parcels classified as held and used was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and six months ended June 30, 2020, recognized an unrealized loss allowance of $11.9 million and $64.9 million ($11.9 million and $57.0 million of which are from discontinued operations), respectively, for the properties and land impairments of $16.8 million and $22.1 million, respectively.

The Company disposed of the following office and multi-family properties during the six months ended June 30, 2020 (dollars in thousands):

									Discontinued
									Operations:
								Realized	Realized
								Gains	Gains
				Rentable		Net	Net	(losses)/	(losses)/
Disposition			# of	Square	Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units	Type	Proceeds	Value	Losses, net	Losses, net
03/17/20	One Bridge Plaza	Fort Lee, New Jersey	1	200,000	Office	$35,065	$17,743	$-	$17,322

Sub-total			1	200,000		35,065	17,743	-	17,322

Unrealized losses on real estate held for sale								(7,915)	(56,997)
Totals			1	200,000		$35,065	$17,743	$(7,915)	$(39,675)

The Company disposed of the following developable land holdings during the six months ended June 30, 2020 (dollars in thousands):

					Realized
					Gains
			Net	Net	(losses)/
Disposition			Sales	Carrying	Unrealized
Date	Property Address	Location	Proceeds	Value	Losses, net
01/03/20	230 & 250 Half Mile Road	Middletown, New Jersey	$7,018	$2,969	$4,049
03/27/20	Capital Office Park land	Greenbelt, Maryland	8,974	8,210	764

Totals			$15,992	$11,179	$4,813

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

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the six months ended June 30, 2020 and 2019 was $11.8 million and $9.5 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Parking income is comprised of income from parking spaces leased to tenants and others.

Hotel income includes all revenue generated from hotel properties.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2020 (“2020”), as compared to the three and six months ended June 30, 2019 (“2019”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2019 (for which the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2018, (for the six-month period comparison) excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2019 through June 30, 2020; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2019 through June 30, 2020 (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2019 through June 30, 2020 (for the six-month period comparisons) and (iii) the effect of “Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2019 through June 30, 2020.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Revenue from rental operations and other:
Revenue from leases	$64,792	$73,018	$(8,226)	(11.3)%
Parking income	3,034	5,515	(2,481)	(45.0)
Hotel income	772	2,094	(1,322)	(63.1)
Other income	1,297	2,448	(1,151)	(47.0)
Total revenues from rental operations	69,895	83,075	(13,180)	(15.9)

Property expenses:
Real estate taxes	10,573	11,018	(445)	(4.0)
Utilities	3,113	4,091	(978)	(23.9)
Operating services	15,633	17,913	(2,280)	(12.7)
Total property expenses	29,319	33,022	(3,703)	(11.2)

Non-property revenues:
Real estate services	2,755	3,530	(775)	(22.0)
Total non-property revenues	2,755	3,530	(775)	(22.0)

Non-property expenses:
Real estate services expenses	3,085	3,979	(894)	(22.5)
General and administrative	17,242	16,946	296	1.7
Depreciation and amortization	27,341	31,971	(4,630)	(14.5)
Land and other impairments	16,846	2,499	14,347	574.1
Total non-property expenses	64,514	55,395	9,119	16.5
Operating income (loss)	(21,183)	(1,812)	(19,371)	(1,069.0)
Other (expense) income:
Interest expense	(20,612)	(22,207)	1,595	7.2
Interest and other investment income (loss)	7	515	(508)	(98.6)
Equity in earnings (loss) of unconsolidated joint ventures	(946)	(88)	(858)	(975.0)
Gain on change of control of interests	-	-	-	-
Realized gains (losses) and unrealized losses on disposition
of rental property, net	-	255	(255)	(100.0)
Gain on disposition of developable land	-	270	(270)	(100.0)
Gain on sale of investment in unconsolidated joint ventures	-	-	-	-
Gain from extinguishment of debt, net	-	588	(588)	(100.0)
Total other (expense) income	(21,551)	(20,667)	(884)	(4.3)
Income (loss) from continuing operations	(42,734)	(22,479)	(20,255)	(90.1)
Discontinued operations:
Income from discontinued operations	21,729	7,952	13,777	173.3
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(11,929)	(5,802)	(6,127)	(105.6)
Total discontinued operations	9,800	2,150	7,650	355.8
Net income (loss)	$(32,934)	$(20,329)	$(12,605)	(62.0)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2020 as compared to 2019 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2019 and 2020 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2019 and 2020
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(8,226)	(11.3)%	$(2,967)	(4.1)%	$9,586	13.1%	$(14,845)	(20.3)%
Parking income	(2,481)	(45.0)	(2,449)	(44.4)	276	5.0	(308)	(5.6)
Hotel income	(1,322)	(63.1)	(1,340)	(64.0)	18	0.9	-	-
Other income	(1,151)	(47.0)	(257)	(10.4)	160	6.5	(1,054)	(43.1)
Total	$(13,180)	(15.9)%	$(7,013)	(8.5)%	$10,040	12.1%	$(16,207)	(19.5)%

Property expenses:
Real estate taxes	$(445)	(4.0)%	$(733)	(6.6)%	$2,416	21.9%	$(2,128)	(19.3)%
Utilities	(978)	(23.9)	70	1.7	335	8.2	(1,383)	(33.8)
Operating services	(2,280)	(12.7)	(3,426)	(19.1)	4,339	24.2	(3,193)	(17.8)
Total	$(3,703)	(11.2)%	$(4,089)	(12.4)%	$7,090	21.5%	$(6,704)	(20.3)%

OTHER DATA:
Number of Consolidated Properties	26		23		3		102
Commercial Square feet (in thousands)	4,535		4,535		-		10,916
Multi-family portfolio (number of units)	4,239		3,265		974		1,545

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $3.0 million, or 4.1 percent, for 2020 as compared to 2019, due primarily to a decrease in average same store percent leased of the office portfolio as well as lower property expenses to be reimbursed from tenants in 2020.

Parking income. Parking income for the Same-Store Properties decreased $2.4 million, or 44.4 percent, for 2020 as compared to 2019, due primarily to a decrease in usage at commercial properties, due to the COVID-19 pandemic in 2020.

Hotel income. Hotel income for the Same-Store Properties decreased $1.3 million, or 64.0 percent, for 2020 as compared to 2019 due to the partial shutdown of hotel operations due to the COVID-19 pandemic in 2020.

Other income. Other income for the Same-Store Properties decreased $0.3 million, or 10.5 percent, for 2020 as compared to 2019, due primarily to small decreases in several other income items in 2020, as compared to 2019.

Real estate taxes. Real estate taxes for the Same-Store Properties decreased $0.7 million, or 6.6 percent, for 2020 as compared to 2019, due primarily to lower tax assessment values for the Company’s office properties in Jersey City, New Jersey, in 2020 as compared to 2019.

Utilities. Utilities for the Same-Store Properties were relatively unchanged with an increase of $0.1 million, or 1.7 percent, for 2020 as compared to 2019.

Operating services. Operating services for the Same-Store Properties decreased $3.4 million, or 19.1 percent, for 2020 as compared to 2019, due primarily to a decrease in maintenance expenses in 2020 as compared to 2019.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.8 million, or 22.0 percent, for 2020 as compared to 2019, due primarily to decreased third party development and management activity in multi-family services in 2020, as compared to 2019.

Real estate services expense. Real estate services expense decreased $0.9 million, or 22.5 percent, for 2020 as compared to 2019, due primarily to decreased salaries and related expenses from lower third party development and management activities in 2020, as compared to 2019.

General and administrative. General and administrative expenses increased $0.3 million, or 1.7 percent, for 2020 as compared to 2019. This increase was due primarily to an increase of $0.9 million in costs incurred in connection with contested elections of the Board of Directors ($5.0 million in 2020 versus $4.1 million in 2019), and dead deal costs incurred in 2020 of $0.3 million. These increases were partially offset by capital raise transaction costs in 2019 of $0.4 million and a decrease in salaries and related expenses of $0.3 million for 2020 as compared to 2019.

Depreciation and amortization. Depreciation and amortization decreased $4.6 million, or 14.5 percent, for 2020 over 2019. This decrease was primarily due to lower depreciation of approximately $3.8 million on the Same-Store Properties for 2020 as compared to 2019, and a decrease of approximately $4.6 million in 2020 as compared to 2019 for properties sold or removed from service. These were partially offset by an increase of approximately $3.8 million for 2020 as compared to 2019 on the Acquired Properties.

Land and other impairments. In 2020, the Company recorded $16.8 million of impairments of developable land parcels. In 2019, the Company incurred a valuation impairment charge of $2.5 million on a developable land parcel. See Note 12: Disclosure of Fair Value of Assets and Liabilities.

Interest expense. Interest expense decreased $1.6 million, or 7.2 percent, for 2020 as compared to 2019. This decrease was primarily the result of lower average interest rates in 2020 as compared to 2019.

Interest and other investment income. Interest and other investment income decreased $0.5 million, or 98.6 percent for 2020 as compared to 2019, due primarily to lower average notes receivable balances outstanding in 2020 as compared to 2019.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $0.9 million or 975.0 percent for 2020 as compared to 2019, due primarily to decreased activity at the Hyatt Regency Hotel Jersey City venture.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $0.3 million in 2019. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

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

Discontinued operations. For all periods presented, the Company classified 37 office properties totaling 6.6 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties increased $13.8 million for 2020 as compared to 2019, due primarily to a decrease in depreciation and amortization costs of $15.9 million for 2020 as compared to 2019. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a loss of $11.9 million on these properties in 2020, and a loss of $5.8 million in 2019.

Net income (loss). Net income (loss) decreased to a loss of $32.9 million in 2020 from a loss of $20.3 million in 2019. The decrease was due to the factors discussed above.

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Revenue from rental operations and other:
Revenues from leases	$135,242	$152,409	$(17,167)	(11.3)%
Parking income	8,299	10,381	(2,082)	(20.1)
Hotel income	2,397	2,377	20	0.8
Other income	3,021	4,332	(1,311)	(30.3)
Total revenues from rental operations	148,959	169,499	(20,540)	(12.1)

Property expenses:
Real estate taxes	21,510	22,662	(1,152)	(5.1)
Utilities	6,966	10,203	(3,237)	(31.7)
Operating services	31,697	34,712	(3,015)	(8.7)
Total property expenses	60,173	67,577	(7,404)	(11.0)

Non-property revenues:
Real estate services	5,748	7,372	(1,624)	(22.0)
Total non-property revenues	5,748	7,372	(1,624)	(22.0)

Non-property expenses:
Real estate services expenses	6,806	8,245	(1,439)	(17.5)
General and administrative	33,060	30,265	2,795	9.2
Depreciation and amortization	61,137	63,505	(2,368)	(3.7)
Land and other impairments	22,109	2,499	19,610	784.7
Total non-property expenses	123,112	104,514	18,598	17.8
Operating income	(28,578)	4,780	(33,358)	(697.9)
Other (expense) income:
Interest expense	(41,530)	(45,688)	4,158	9.1
Interest and other investment income	39	1,338	(1,299)	(97.1)
Equity in earnings (loss) of unconsolidated joint ventures	(1,654)	(769)	(885)	(115.1)
Gain on change of control of interests	-	13,790	(13,790)	(100.0)
Realized gains (losses) and unrealized losses on disposition	-	-
of rental property, net	(7,915)	268,364	(276,279)	(102.9)
Gain on disposition of developable land	4,813	270	4,543	1,682.6
Gain on sale of investment in unconsolidated joint venture	-	903	(903)	(100.0)
Gain from extinguishment of debt, net	-	1,899	(1,899)	(100.0)
Total other (expense) income	(46,247)	240,107	(286,354)	(119.3)
Income (loss) from continuing operations	(74,825)	244,887	(319,712)	(130.6)
Discontinued operations:
Income from discontinued operations	43,722	16,180	27,542	170.2
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(39,675)	(5,802)	(33,873)	(583.8)
Total discontinued operations, net	4,047	10,378	(6,331)	(61.0)
Net income (loss)	$(70,778)	$255,265	$(326,043)	(127.7)%

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2019 and 2020
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(17,167)	(11.3)%	$3,146	2.0%	$23,562	15.5%	$(43,875)	(28.8)%
Parking income	(2,082)	(20.1)	(2,420)	(23.4)	976	9.4	(638)	(6.1)
Hotel Income	20	0.8	(983)	(41.4)	1,003	42.2	-	-
Other income	(1,311)	(30.3)	328	7.5	372	8.6	(2,011)	(46.4)
Total	$(20,540)	(12.1)%	$71	-%	$25,913	15.3%	$(46,524)	(27.4)%

Property expenses:
Real estate taxes	$(1,152)	(5.1)%	$(758)	(3.3)%	$5,699	25.1%	$(6,093)	(26.9)%
Utilities	(3,237)	(31.7)	(176)	(1.7)	837	8.2	(3,898)	(38.2)
Operating services	(3,015)	(8.7)	(3,489)	(10.1)	9,155	26.4	(8,681)	(25.0)
Total	$(7,404)	(11.0)%	$(4,423)	(6.6)%	$15,691	23.2%	$(18,672)	(27.6)%

OTHER DATA:
Number of Consolidated Properties	26		21		5		102
Commercial Square feet (in thousands)	4,535		4,535		-		10,916
Multi-family portfolio (number of units)	4,239		2,577		1,662		1,545

Revenue from leases. Revenue from leases for the Same-Store Properties increased $3.1 million, or 2.0 percent, for 2020 as compared to 2019, due primarily to an increase in average same store percent leased of the office portfolio in 2020, as compared to 2019.

Parking income. Parking income for the Same-Store Properties decreased $2.4 million, or 23.3 percent, for 2020 as compared to 2019, due primarily to a decrease in usage at commercial properties, due to the COVID-19 pandemic in 2020.

Hotel income. Hotel income for the Same-Store Properties decreased $1.0 million, or 41.4 percent, for 2020 as compared to 2019 due to the partial shutdown of hotel operations due to the COVID-19 pandemic in 2020.

Other income. Other income for the Same-Store Properties increased $0.3 million, or 7.6 percent, for 2020 as compared to 2019, due primarily to small increases in several other income items in 2020, as compared to 2019.

Real estate taxes. Real estate taxes for the Same-Store Properties decreased $0.8 million, or 3.3 percent, for 2020 as compared to 2019, due primarily to lower tax assessment values for the Company’s office properties in Jersey City, New Jersey, in 2020 as compared to 2019.

Utilities. Utilities for the Same-Store Properties decreased $0.2 million, or 1.7 percent, for 2020 as compared to 2019, due primarily to decreased electricity rates in 2020 as compared to 2019.

Operating services. Operating services for the Same-Store Properties decreased $3.5 million, or 10.1 percent, for 2020 as compared to 2019, due primarily to a decrease in property maintenance costs and salaries and related expenses in 2020 as compared to 2019.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.6 million, or 22.0 percent, for 2020 as compared to 2019, due primarily to decreased third party development and management activity in multi-family services in 2020, as compared to 2019.

Real estate services expense. Real estate services expense decreased $1.4 million, or 17.5 percent, for 2020 as compared to 2019, due primarily to decreased salaries and related expenses from lower third party development and management activities in 2020, as compared to 2019.

General and administrative. General and administrative expenses increased $2.8 million, or 9.2 percent, for 2020 as compared to 2019. This increase is due primarily to an increase in costs incurred in connection with contested elections of the Board of Directors of $1.7 million ($5.8 million in 2020 versus $4.1 million in 2019), reporting system conversion costs in 2020 of $0.4 million, dead deal costs incurred in 2020 of $0.3 million, and an increase in professional fees of $0.5 million for 2020 as compared to 2019.

Depreciation and amortization. Depreciation and amortization decreased $2.4 million, or 3.7 percent, for 2020 over 2019. This decrease was due primarily to a decrease of approximately $12.6 million for 2020 as compared to 2019 for properties sold or removed from service. This was partially offset by higher depreciation of approximately $0.3 million on the Same-Store Properties for 2020 as compared to 2019, and an increase of approximately $9.9 million in 2020 as compared to 2019 for the Acquired Properties.

Land and other impairments. In 2020, the Company recorded $22.1 million of impairments of developable land parcels. See Note 3: Recent Transactions – Real Estate Held For Sale – to the Financial Statements. In 2019, the Company incurred a valuation impairment charge of $2.5 million on a developable land parcel. See Note 12: Disclosure of Fair Value of Assets and Liabilities – to the Financial Statements.

Interest expense. Interest expense decreased $4.2 million, or 9.1 percent, for 2020 as compared to 2019. This decrease was primarily the result of lower average interest rates in 2020 as compared to 2019.

Interest and other investment income. Interest and other investment income decreased $1.3 million, or 97.1 percent for 2020 as compared to 2019, due primarily to lower average notes receivable balances outstanding in 2020 as compared to 2019.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures deceased $0.9 million or 115.1 percent, for 2020 as compared to 2019, due primarily to decreased activity at the Hyatt Regency Hotel Jersey City venture.

Gain on change of control of interests. The Company recorded a gain on change of control of interests of $13.8 million in 2019 as a result of its acquisition of the controlling interest of its equity partners in a joint venture which owns a multi-family property located in Jersey City, New Jersey.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net loss of $7.9 million in 2020, as compared to a net gain of $268.4 million in 2019. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

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

Discontinued operations. For all periods presented, the Company classified 37 office properties totaling 6.6 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties increased $27.5 million for 2020 as compared to 2019, due primarily to a decrease in depreciation and amortization costs of $31.0 million for 2020 as compared to 2019. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a loss of $39.7 million on these properties in 2020, and a loss of $5.8 million in 2019.

Net income (loss). Net income (loss) decreased to a loss of $70.8 million in 2020 from net income of $255.3 million in 2019. The decrease was due to the factors discussed above.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of office properties (including the Suburban Office Portfolio, of which $305.4 million of properties are under contract for sale), net cash provided by operating activities and draw from its unsecured revolving credit facility. The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration. Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, to the extent available, proceeds from property sales, joint venture capital, long-term and short-term borrowings (including draws on the Company’s unsecured revolving credit facility) and the issuance of additional debt and/or equity securities.

The recent outbreak of COVID-19 across many countries around the globe, including the U.S., has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. The global impact of the outbreak has been rapidly evolving the responses of many countries, including the U.S., have included quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, and restrictions on travel. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. Demand for space at the Company’s properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. These factors can be significantly adversely affected by a variety of factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. If the outbreak continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact the Company’s tenants’ ability to pay rent, the Company’s ability to lease vacant space, the Company’s ability to complete development and redevelopment projects and the Company’s ability to dispose of the assets held for sale and these consequences, in turn, could materially impact the Company’s results of operations.

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

In December 2019, the Company announced that the Board of Directors of the General Partner has determined to sell the Company’s remaining Suburban Office Portfolio totaling approximately 5.9 million square feet of office space. The Company plans to use the available estimated net sales proceeds of approximately $1.0 billion to pay down its corporate-level, unsecured indebtedness, however there can be no assurance of the amount and timing of any such sales proceeds.

Construction Projects

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $79.8 million have been incurred through June 30, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $50.9 million as of June 30, 2020, and the remaining construction costs are expected to be funded from a $92 million construction loan (of which $28.9 million was drawn as of June 30, 2020).

The Company is developing a 198-unit multi-family project known as The Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $65.6 million have been incurred through June 30, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $38.9 million of the construction costs, and the remaining construction costs are expected to be funded from a $64 million construction loan (of which $26.7 million was drawn as of June 30, 2020).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $227.8 million have been incurred through June 30, 2020, is expected to be ready for occupancy in first quarter 2022. The Company is expected to fund $169.5 million of the construction costs of which the Company has funded $155 million as of June 30, 2020, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $72.8 million was drawn as of June 30, 2020).

REIT Restrictions

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the General Partner intends to continue to make regular quarterly distributions to its common stockholders. Based upon the most recently paid common stock dividend rate of $0.20 per common share, in the aggregate, such distributions would equal approximately $72.50 million ($81.20 million, including units in the Operating Partnership held by parties other than the General Partner) on an annualized basis. However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt. If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of June 30, 2020, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 27 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of June 30, 2020, with an aggregate carrying value of approximately $1.7 billion, are subject to these conditions.

Unencumbered Properties

As of June 30, 2020, the Company had 36 unencumbered properties with a carrying value of $1.1 billion representing 70.6 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $0.1 million to $40.4 million at June 30, 2020, compared to $41.2 million at December 31, 2019. This increase is comprised of the following net cash flow items:

(1)	$68.2 million provided by operating activities.

(2)	$194.2 million used in investing activities, consisting primarily of the following:

	(a)	$1.6 million used for investments in unconsolidated joint ventures; plus
	(b)	$16.2 million used for rental property acquisitions and related intangibles; plus
	(c)	$104.4 million used for additions to rental property and improvements; plus
	(d)	$146.8 million used for the development of rental property, other related costs and deposits; minus
	(e)	$52.2 million net cash from investing activities - discontinued operations; minus
	(f)	$16.4 million from proceeds from the sales of rental property; minus
	(g)	$0.2 million received from repayments of notes receivables; minus
	(h)	$5.9 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$125.2 million provided by financing activities, consisting primarily of the following:

	(a)	$140 million from borrowings under the unsecured revolving credit facility; plus
	(b)	$181.4 million from proceeds received from mortgages and loans payable; plus
	(c)	$0.1 million used for distribution to noncontrolling interests; minus
	(d)	$140 million used for repayments of unsecured revolving credit facility; minus

(e)	$0.3 million used for repayments of mortgages, loans payable and other obligations; minus
(f)	$53.2 million used for payments of dividends and distributions; minus
(g)	$0.7 million used for payment of finance cost; minus
(h)	$2.1 million used for common unit redemptions.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2020:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$575,000	19.11%	4.09%		2.31
Fixed Rate Secured Debt (b)	1,769,695	58.81%	3.79%		5.99
Variable Rate Secured Debt	335,612	11.15%	3.19%		3.38
Variable Rate Unsecured Debt (c)	329,000	10.93%	1.48%		0.57

Totals/Weighted Average:	$3,009,307	100.00%	3.53%	(b)	4.40
Adjustment for unamortized debt discount	(1,837)
Unamortized deferred financing costs	(17,005)
Total Debt, Net	$2,990,465

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.18 percent as of June 30, 2020, plus the applicable spread.

(b)Balance includes two ten-year mortgage loans obtained by the Company which have fixed rates for the first five years only.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $1.9 million for the six months ended June 30, 2020.

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2020 are as follows:

	Scheduled	Principal			Weighted Avg.
	Amortization	Maturities		Total	Effective Interest Rate of
Period	($000’s)	($000’s)		($000’s)	Future Repayments (a)
2020	$288	$-		$288	4.82%
2021 (b)	591	497,800		498,391	2.06%
2022	550	473,067		473,617	4.06%
2023	2,323	360,747		363,070	3.44%
2024	3,927	380,795		384,722	3.67%
2025	3,799	-		3,799	3.96%
Thereafter	14,701	1,269,775		1,284,476	3.88%
Sub-total	26,179	2,982,184		3,008,363	3.53%
Adjustment for unamortized debt discount/premium, net
as of June 30, 2020	(1,837)	-		(1,837)
Unamortized mark-to-market	944	-		944
Unamortized deferred financing costs	(17,005)	-	-	(17,005)
Totals/Weighted Average	$8,281	$2,982,184		$2,990,465	3.53%	(c)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.18 percent as of June 30, 2020, plus the applicable spread.

(b)Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $329 million

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $1.9 million for the six months ended June 30, 2020.

Senior Unsecured Notes

The terms of the Company’s senior unsecured notes (which totaled approximately $575.0 million as of June 30, 2020) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

The terms of the 2017 Credit Facility include: (1) a four-year term ending in January 2021, with two six-month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio. The Company’s unsecured debt is currently rated Ba2 by Moody’s and BB- by S&P.

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

All other terms and conditions of the 2017 Credit Agreement remained unchanged.

Mortgages, Loans Payable and Other Obligations

The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its Suburban Office Portfolio assets over time, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of July 29, 2020, the Company had outstanding borrowings of $365 million under its unsecured revolving credit facility. The Company is reviewing various financing and refinancing options, including the redemption or purchase of the senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2020. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the three months ended June 30, 2020 and 2019, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at April 1, 2020	90,596,079	9,518,638	100,114,717
Common units redeemed for common stock	-	-	-
Redemption of common units	-	-	-
Conversion of LTIP units for common units	-	742	742
Vested LTIP units	-	67,148	67,148
Cancellation of restricted stock	-	-	-
Shares issued under Dividend Reinvestment and Stock Purchase Plan	644	-	644

Outstanding at June 30, 2020	90,596,723	9,586,528	100,183,251

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at April 1, 2019	90,325,783	10,009,355	100,335,138
Common units redeemed for common stock	33,011	(33,011)	-
Redemption of common units	-	-	-
Conversion of LTIP units for common units	-	9,220	9,220
Conversion of deferred stock units for common stock	193,949	-	193,949
Vested LTIP units	-	(9,220)	(9,220)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	614	-	614

Outstanding at June 30, 2019	90,553,357	9,976,344	100,529,701

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the six months ended June 30, 2020 and 2019, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2020	90,595,176	9,612,064	100,207,240
Common units redeemed for common stock	-	-	-
Conversion of LTIP units for common units	-	4,430	4,430
Vested LTIP units	-	67,762	67,762
Cancellation of common unit	-	(1)	(1)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1,547	-	1,547
Redemption of common units	-	(97,727)	(97,727)

Outstanding at June 30, 2020	90,596,723	9,586,528	100,183,251

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2019	90,320,306	10,229,349	100,549,655
Common units redeemed for common stock	38,011	(38,011)	-
Conversion of LTIP units for common units	-	18,438	18,438
Conversion of deferred stock units for common stock	193,949	-	193,949
Vested LTIP Units	-	68,206	68,206
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1,091	-	1,091
Redemption of common units	-	(301,638)	(301,638)

Outstanding at June 30, 2019	90,553,357	9,976,344	100,529,701

Share/Unit Repurchase Program

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of June 30, 2020, the General Partner has a remaining authorization under the Repurchase Program of $139 million. There were no common stock repurchases in the year ended December 31, 2019 and through July 29, 2020.

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of July 29, 2020.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of July 29, 2020.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. Such debt has a total facility amount of $322.2 million of which the Company has agreed to guarantee up to $35 million. As of June 30, 2020, the outstanding balance of such debt totaled $263.8 million of which $29.2 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of June 30, 2020:

		Payments Due by Period
		Less than 1		2 – 3		4 – 5		6 – 10	After 10
(dollars in thousands)	Total	Year		Years		Years		Years	Years
Senior unsecured notes	$627,988	$22,163		$605,825		$-		$-	$-
Unsecured revolving credit
facility and term loans	331,833	331,833	(a)	-		-		-	-
Mortgages, loans payable
and other obligations (b)	2,436,490	231,592		344,544	(c)	585,822	(d)	1,274,532	-
Payments in lieu of taxes
(PILOT)	13,594	7,683		5,911		-		-	-
Ground lease payments	162,629	1,750		3,503		3,525		8,740	145,111
Total	$3,572,534	$595,021		$959,783		$589,347		$1,283,272	$145,111

(a)Interest payments assume LIBOR rate of 0.18 percent, which is the weighted average rate on this outstanding variable rate debt at June 30, 2020, plus the applicable spread

(b)Interest payments assume LIBOR rate of 0.18 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at June 30, 2020, plus the applicable spread.

(c)Includes $106 million pertaining to various mortgages with one-year extension options.

(d)Includes $73 million pertaining to various mortgages with one-year extension options.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) available to common shareholders	$(34,887)	$(22,054)	$(74,811)	$222,441
Add (deduct): Noncontrolling interests in Operating Partnership	(4,626)	(2,647)	(8,292)	24,196
Noncontrolling interests in discontinued operations	937	213	388	1,050
Real estate-related depreciation and amortization on
continuing operations (a)	30,199	34,619	66,895	68,412
Real estate-related depreciation and amortization
on discontinued operations	1,452	17,246	2,905	33,621
Property impairments on discontinued operations	-	5,802	-	5,802
Gain on change of control of interests	-	-	-	(13,790)
Gain on sale of investment in unconsolidated joint venture	-	-	-	(903)
Continuing operations: Realized (gains) losses and unrealized losses
on disposition of rental property, net	-	(255)	7,915	(268,364)
Discontinued operations: Realized (gains) losses and unrealized losses
on disposition of rental property, net	11,929	-	39,675	-
Funds from operations available to common stock
and Operating Partnership unitholders (b)	$5,004	$32,924	$34,675	$72,465

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $3,340 and $3,024 for the three months ended June 30, 2020 and 2019, respectively, and $6,689 and $5,685 for the six months ended June 30, 2020 and 2019, respectively. Excludes non-real estate-related depreciation and amortization of $482 and $511 for the three months ended June 30, 2020 and 2019, respectively, and $932 and $1,050 for the six months ended June 30, 2020 and 2019, respectively.

(b)Net income available to common shareholders for the three months ended June 30, 2020 and 2019, included $16,846 and $2,499, respectively, of land impairment charges and zero and $270, respectively, from gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets. Net income available to common shareholders for the six months ended June 30, 2020 and 2019, included $22,109 and $2,499, respectively, of land impairment charges and $4,813 and $270, respectively, from gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets.

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

Approximately $2.3 billion of the Company’s long-term debt as of June 30, 2020 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of June 30, 2020 ranged from LIBOR plus 184 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $105.5 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2020 would be approximately $6.6 million.

June 30, 2020
Debt,
including current portion	7/1/20 -										Fair
($s in thousands)	12/31/2020	2021	2022	2023	2024	2025	Thereafter	Sub-total	Other (a)	Total	Value
				0
Fixed Rate	$288	$169,390	$300,550	$336,321	$311,927	$3,799	$1,221,476	$2,343,751	$(11,978)	$2,331,773	$2,373,897
Average Interest Rate	4.82%	3.19%	4.61%	3.53%	3.43%	3.96%	3.86%			3.86%
		0
Variable Rate	$-	$329,000	$173,067	$26,749	$72,795	$-	$63,000	$664,611	$(5,919)	$658,692	$658,692

(a) Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of June 30, 2020.

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

3.18

Amendment No. 2 to the Second Amended and Restated Bylaws of Mack-Cali Realty Corporation (filed as Exhibit 3.18 to the Operating Partnership's Form 10-Q dated March 31, 2020 and incorporated herein by reference).

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

10.113

Letter Agreement, dated June 10, 2020, between Mack-Cali Realty Corporation and Bow Street LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2020 and incorporated herein by reference).

10.114#

Letter Agreement, by and among the Company, MAG Partners, and MaryAnne Gilmartin, dated as of July 24, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2020 and incorporated herein by reference).

10.115#

Stock Option Agreement, by and between the Company and MAG Partners, dated as of July 24, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 24, 2020 and incorporated herein by reference).

31.1*	Certification of the General Partner’s Interim Chief Executive Officer, MaryAnne Gilmartin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Interim Chief Executive Officer, MaryAnne Gilmartin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

32.1*

Certification of the General Partner’s Interim Chief Executive Officer, MaryAnne Gilmartin and the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

32.2*

Certification of the General Partner’s Interim Chief Executive Officer, MaryAnne Gilmartin and the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Mack-Cali Realty Corporation
(Registrant)

Date:	August 3, 2020	By:	/s/ MaryAnne Gilmartin
MaryAnne Gilmartin
Interim Chief Executive Officer
(principal executive officer)

Date:	August 3, 2020	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	August 3, 2020	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date:	August 3, 2020	By:	/s/ MaryAnne Gilmartin
MaryAnne Gilmartin
Interim Chief Executive Officer
(principal executive officer)

Date:	August 3, 2020	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	August 3, 2020	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)