Form 10-Q
period 2020-09-30
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2020-11-04
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, there were 90,712,389 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of September 30, 2020, the General Partner owned an approximate 90.4 percent common unit interest in the Operating Partnership. The remaining approximate 9.6 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The results of operations for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
ASSETS	2020	2019
Rental property
Land and leasehold interests	$641,962	$653,231
Buildings and improvements	3,669,960	3,361,435
Tenant improvements	163,900	163,299
Furniture, fixtures and equipment	78,558	78,716
	4,554,380	4,256,681
Less – accumulated depreciation and amortization	(627,995)	(558,617)
	3,926,385	3,698,064
Real estate held for sale, net	714,404	966,497
Net investment in rental property	4,640,789	4,664,561
Cash and cash equivalents	22,872	25,589
Restricted cash	14,507	15,577
Investments in unconsolidated joint ventures	194,779	209,091
Unbilled rents receivable, net	86,818	95,686
Deferred charges, goodwill and other assets, net	220,194	275,102
Accounts receivable	10,784	7,192

Total assets	$5,190,743	$5,292,798

LIABILITIES AND EQUITY
Senior unsecured notes, net	$572,360	$571,484
Unsecured revolving credit facility and term loans	156,000	329,000
Mortgages, loans payable and other obligations, net	2,167,522	1,908,034
Dividends and distributions payable	1,537	22,265
Accounts payable, accrued expenses and other liabilities	205,637	209,510
Rents received in advance and security deposits	36,575	39,463
Accrued interest payable	15,642	10,185
Total liabilities	3,155,273	3,089,941

Commitments and contingencies

Redeemable noncontrolling interests	511,352	503,382

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,712,055 and 90,595,176 shares outstanding	907	906
Additional paid-in capital	2,531,122	2,535,440
Dividends in excess of net earnings	(1,195,909)	(1,042,629)
Accumulated other comprehensive income (loss)	-	(18)
Total Mack-Cali Realty Corporation stockholders’ equity	1,336,120	1,493,699

Noncontrolling interests in subsidiaries:
Operating Partnership	142,469	158,480
Consolidated joint ventures	45,529	47,296
Total noncontrolling interests in subsidiaries	187,998	205,776

Total equity	1,524,118	1,699,475

Total liabilities and equity	$5,190,743	$5,292,798

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2020	2019	2020	2019
Revenue from leases	$65,849	$72,538	$201,091	$224,947
Real estate services	2,876	3,411	8,624	10,783
Parking income	4,033	5,716	12,332	16,097
Hotel income	893	3,325	3,290	5,702
Other income	3,999	2,400	7,020	6,732
Total revenues	77,650	87,390	232,357	264,261

EXPENSES
Real estate taxes	10,816	11,151	32,326	33,813
Utilities	3,598	4,402	10,564	14,605
Operating services	18,942	18,109	50,639	52,821
Real estate services expenses	3,300	3,905	10,106	12,150
General and administrative	28,945	12,571	62,005	42,836
Depreciation and amortization	31,670	32,605	92,807	96,110
Property impairments	36,582	-	36,582	-
Land and other impairments	1,292	2,589	23,401	5,088
Total expenses	135,145	85,332	318,430	257,423

OTHER (EXPENSE) INCOME
Interest expense	(20,265)	(22,129)	(61,795)	(67,817)
Interest and other investment income (loss)	3	188	42	1,526
Equity in earnings (loss) of unconsolidated joint ventures	1,373	(113)	(281)	(882)
Gain on change of control of interests	-	-	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	-	(34,666)	(7,915)	233,698
Gain on disposition of developable land	-	296	4,813	566
Gain on sale of investment in unconsolidated joint venture	-	-	-	903
Gain from extinguishment of debt, net	-	(98)	-	1,801
Total other income (expense)	(18,889)	(56,522)	(65,136)	183,585
Income (loss) from continuing operations	(76,384)	(54,464)	(151,209)	190,423

Discontinued operations:
Income from discontinued operations	19,491	8,506	63,213	24,686
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	15,775	(10,063)	(23,900)	(15,865)
Total discontinued operations, net	35,266	(1,557)	39,313	8,821
Net income (loss)	(41,118)	(56,021)	(111,896)	199,244
Noncontrolling interests in consolidated joint ventures	895	405	1,900	2,500
Noncontrolling interests in Operating Partnership of income from
continuing operations	7,874	6,005	16,166	(18,191)
Noncontrolling interests in Operating Partnership in discontinued operations	(3,388)	154	(3,776)	(896)
Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(16,144)
Net income (loss) available to common shareholders	$(42,208)	$(55,928)	$(117,019)	$166,513

Basic earnings per common share:
Income (loss) from continuing operations	$(0.84)	$(0.63)	$(1.76)	$1.50
Discontinued operations	0.35	(0.02)	0.39	0.09
Net income (loss) available to common shareholders	$(0.49)	$(0.65)	$(1.37)	$1.59

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.84)	$(0.63)	$(1.76)	$1.50
Discontinued operations	0.35	(0.02)	0.39	0.09
Net income (loss) available to common shareholders	$(0.49)	$(0.65)	$(1.37)	$1.59

Basic weighted average shares outstanding	90,671	90,584	90,639	90,539

Diluted weighted average shares outstanding	100,307	100,560	100,235	100,802

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income (loss)	$(41,118)	$(56,021)	$(111,896)	$199,244
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	-	(878)	(16)	(9,953)
Comprehensive income (loss)	$(41,118)	$(56,899)	$(111,912)	$189,291
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	895	405	1,900	2,500
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(6,471)	(19,413)	(16,144)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	4,486	6,246	12,424	(18,127)
Comprehensive income (loss) attributable to common shareholders	$(42,208)	$(56,719)	$(117,001)	$157,520

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended September 30, 2020	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at July 1, 2020	90,597	$906	$2,533,686	$(1,135,559)	$-	$194,463	$1,593,496
Net income (loss)	-	-	-	(42,208)	-	1,090	(41,118)
Common stock dividends	-	-	-	(18,142)	-	-	(18,142)
Common unit distributions	-	-	-	-	-	(2,029)	(2,029)
Redeemable noncontrolling interests	-	-	(2,167)	-	-	(6,701)	(8,868)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	-	-
Redemption of common units for common stock	-	-	-	-	-	-	-
Redemption of common units	-	-	-	-	-	(29)	(29)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	9	-	-	-	9
Directors' deferred compensation plan	61	1	75	-	-	-	76
Stock compensation	53	-	394	-	-	329	723
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	-	-
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	(875)	-	-	875	-
Balance at September 30, 2020	90,712	$907	$2,531,122	$(1,195,909)	$-	$187,998	$1,524,118

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended September 30, 2019	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at July 1, 2019	90,553	$906	$2,539,547	$(895,824)	$958	$230,461	$1,876,048
Net income (loss)	-	-	-	(55,928)	-	(93)	(56,021)
Common stock dividends	-	-	-	(18,106)	-	-	(18,106)
Common unit distributions	-	-	-	-	-	(2,360)	(2,360)
Redeemable noncontrolling interests	-	-	(3,025)	-	-	(6,805)	(9,830)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	-	-
Redemption of common units for common stock	-	-	-	-	-	-	-
Redemption of common units	-		-			(65)	(65)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	10	-	-	-	10
Directors' deferred compensation plan	-	-	81	-	-	-	81
Stock compensation	(2)	-	7	-	-	1,973	1,980
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	(791)	(87)	(878)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,426	-	-	(1,426)	-
Balance at September 30, 2019	90,552	$906	$2,538,046	$(969,858)	$167	$221,598	$1,790,859

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Nine Months Ended September 30, 2020	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2020	90,595	$906	$2,535,440	$(1,042,629)	$(18)	$205,776	$1,699,475
Net income (loss)	-	-	-	(117,019)	-	5,123	(111,896)
Common stock dividends	-	-	-	(36,261)	-	-	(36,261)
Common unit distributions	-	-	-	-	-	(3,509)	(3,509)
Redeemable noncontrolling interests	-	-	(7,207)	-	-	(20,176)	(27,383)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	133	133
Redemption of common units of common stock	-	-	-	-	-	-	-
Redemption of common units	-	-	-	-	-	(2,170)	(2,170)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	39	-	-	-	39
Directors' deferred compensation plan	61	1	214	-	-	-	215
Stock compensation	53	-	1,158	-	-	4,534	5,692
Cancellation of unvested LTIP units	-	-	-	-	-	(201)	(201)
Other comprehensive income (loss)	-	-	-	-	18	(34)	(16)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,478	-	-	(1,478)	-
Balance at September 30, 2020	90,712	$907	$2,531,122	$(1,195,909)	$-	$187,998	$1,524,118

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Nine Months Ended September 30, 2019	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2019	90,320	$903	$2,561,503	$(1,084,518)	$8,770	$210,523	$1,697,181
Net income (loss)	-	-	-	166,513	-	32,731	199,244
Common stock dividends	-	-	-	(54,282)	-	-	(54,282)
Common unit distributions	-	-	-	-	-	(6,417)	(6,417)
Redeemable noncontrolling interest	-	-	(22,936)	-	-	(18,685)	(41,621)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,110	7,152
Redemption of common units for common stock	38	1	704	-	-	(705)	-
Redemption of common units	-	-	(1,665)	-	-	(5,030)	(6,695)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	31	-	-	-	31
Directors' deferred compensation plan	194	2	236	-	-	-	238
Stock compensation	-	-	490	-	-	5,561	6,051
Cancellation of unvested LTIP units	(2)	-	-	2,819	-	(2,889)	(70)
Other comprehensive income (loss)	-	-	-	(390)	(8,603)	(960)	(9,953)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,641	-	-	(1,641)	-
Balance at September 30, 2019	90,552	$906	$2,538,046	$(969,858)	$167	$221,598	$1,790,859

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net income (loss)	$(111,896)	$199,244
Net (income) loss from discontinued operations	(39,313)	(8,821)
Net income (loss) from continuing operations	(151,209)	190,423
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	90,198	93,385
Depreciation and amortization on discontinued operations	4,223	50,775
Amortization of directors deferred compensation stock units	215	238
Amortization of stock compensation	5,692	6,051
Amortization of deferred financing costs	3,158	3,478
Amortization of debt discount and mark-to-market	(711)	(711)
Equity in (earnings) loss of unconsolidated joint ventures	281	882
Distributions of cumulative earnings from unconsolidated joint ventures	4,734	5,520
Gain on change of control of interests	-	(13,790)
Realized (gains) losses and unrealized losses on disposition of rental property, net	7,915	(233,698)
Realized (gains) losses and unrealized losses on disposition of discontinued operations, net	23,900	413
Gain on disposition of developable land	(4,813)	(566)
Property impairments on continuing operations	36,582	-
Property impairments on discontinued operations	-	11,696
Land and other impairments	23,401	8,844
Gain on sale of investments in unconsolidated joint ventures	-	(903)
(Gain)Loss from extinguishment of debt	-	(1,801)
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	750	(5,597)
Increase in deferred charges, goodwill and other assets	(4,309)	(13,469)
Increase in accounts receivable, net	(5,732)	(567)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,784)	20,165
Decrease in rents received in advance and security deposits	(1,441)	(23)
Increase in accrued interest payable	5,471	6,445
Net cash flows provided by operating activities - continuing operations	7,398	60,550
Net cash flows provided by operating activities - discontinued operations	69,190	60,357

Net cash provided by operating activities	$76,588	$120,907

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(16,214)	$(901,108)
Rental property additions and improvements	(123,785)	(79,842)
Development of rental property and other related costs	(227,509)	(155,251)
Proceeds from the sales of rental property	16,455	637,982
Proceeds from the sale of investments in unconsolidated joint ventures	-	4,039
Repayment of notes receivable	333	46,430
Investment in unconsolidated joint ventures	(1,664)	(8,859)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	11,960	4,977
Net cash used in investing activities - continuing operations	(340,424)	(451,632)
Net cash provided by (used in) investing activities - discontinued operations	257,462	(84,449)

Net cash used in investing activities	$(82,962)	$(536,081)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$191,000	$489,000
Repayment of revolving credit facility	(364,000)	(398,000)
Repayment of senior unsecured notes	-	(395,000)
Proceeds from mortgages and loans payable	258,483	764,583
Repayment of mortgages, loans payable and other obligations	(298)	(97,215)
Acquisition of noncontrolling interests	-	(5,017)
Issuance of redeemable noncontrolling interests, net	-	145,000
Common unit redemptions	(2,170)	-
Payment of financing costs	(668)	(7,003)
(Contributions) Distributions to noncontrolling interests	133	(407)
Payment of dividends and distributions	(79,895)	(75,918)

Net cash provided by financing activities	$2,585	$420,023

Net (decrease) increase in cash and cash equivalents	$(3,789)	$4,849
Cash, cash equivalents and restricted cash, beginning of period (1)	41,168	49,554

Cash, cash equivalents and restricted cash, end of period (2)	$37,379	$54,403

(1)Includes Restricted Cash of $15,577 and $19,921 as of December 31, 2019 and 2018, respectively.

(2)Includes Restricted Cash of $14,507 and $19,635 as of September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	September 30,	December 31,
ASSETS	2020	2019
Rental property
Land and leasehold interests	$641,962	$653,231
Buildings and improvements	3,669,960	3,361,435
Tenant improvements	163,900	163,299
Furniture, fixtures and equipment	78,558	78,716
	4,554,380	4,256,681
Less – accumulated depreciation and amortization	(627,995)	(558,617)
	3,926,385	3,698,064
Real estate held for sale, net	714,404	966,497
Net investment in rental property	4,640,789	4,664,561
Cash and cash equivalents	22,872	25,589
Restricted cash	14,507	15,577
Investments in unconsolidated joint ventures	194,779	209,091
Unbilled rents receivable, net	86,818	95,686
Deferred charges, goodwill and other assets, net	220,194	275,102
Accounts receivable	10,784	7,192

Total assets	$5,190,743	$5,292,798

LIABILITIES AND EQUITY
Senior unsecured notes, net	$572,360	$571,484
Unsecured revolving credit facility and term loans	156,000	329,000
Mortgages, loans payable and other obligations, net	2,167,522	1,908,034
Distributions payable	1,537	22,265
Accounts payable, accrued expenses and other liabilities	205,637	209,510
Rents received in advance and security deposits	36,575	39,463
Accrued interest payable	15,642	10,185
Total liabilities	3,155,273	3,089,941

Commitments and contingencies

Redeemable noncontrolling interests	511,352	503,382

Partners’ Capital:
General Partner, 90,712,055 and 90,595,176 common units outstanding	1,268,493	1,427,568
Limited partners, 9,672,558 and 9,612,064 common units/LTIPs outstanding	210,096	224,629
Accumulated other comprehensive income (loss)	-	(18)
Total Mack-Cali Realty, L.P. partners’ capital	1,478,589	1,652,179

Noncontrolling interests in consolidated joint ventures	45,529	47,296

Total equity	1,524,118	1,699,475

Total liabilities and equity	$5,190,743	$5,292,798

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2020	2019	2020	2019
Revenue from leases	$65,849	$72,538	$201,091	$224,947
Real estate services	2,876	3,411	8,624	10,783
Parking income	4,033	5,716	12,332	16,097
Hotel income	893	3,325	3,290	5,702
Other income	3,999	2,400	7,020	6,732
Total revenues	77,650	87,390	232,357	264,261

EXPENSES
Real estate taxes	10,816	11,151	32,326	33,813
Utilities	3,598	4,402	10,564	14,605
Operating services	18,942	18,109	50,639	52,821
Real estate services expenses	3,300	3,905	10,106	12,150
General and administrative	28,945	12,571	62,005	42,836
Depreciation and amortization	31,670	32,605	92,807	96,110
Property impairments	36,582	-	36,582	-
Land and other impairments	1,292	2,589	23,401	5,088
Total expenses	135,145	85,332	318,430	257,423

OTHER (EXPENSE) INCOME
Interest expense	(20,265)	(22,129)	(61,795)	(67,817)
Interest and other investment income (loss)	3	188	42	1,526
Equity in earnings (loss) of unconsolidated joint ventures	1,373	(113)	(281)	(882)
Gain on change of control of interests	-	-	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	-	(34,666)	(7,915)	233,698
Gain on disposition of developable land	-	296	4,813	566
Gain on sale of investment in unconsolidated joint venture	-	-	-	903
Gain from extinguishment of debt, net	-	(98)	-	1,801
Total other income (expense)	(18,889)	(56,522)	(65,136)	183,585
Income (loss) from continuing operations	(76,384)	(54,464)	(151,209)	190,423

Discontinued operations:
Income from discontinued operations	19,491	8,506	63,213	24,686
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	15,775	(10,063)	(23,900)	(15,865)
Total discontinued operations, net	35,266	(1,557)	39,313	8,821
Net income (loss)	(41,118)	(56,021)	(111,896)	199,244
Noncontrolling interests in consolidated joint ventures	895	405	1,900	2,500
Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(16,144)
Net income (loss) available to common unitholders	$(46,694)	$(62,087)	$(129,409)	$185,600

Basic earnings per common unit:
Income (loss) from continuing operations	$(0.84)	$(0.63)	$(1.76)	$1.50
Discontinued operations	0.35	(0.02)	0.39	0.09
Net income (loss) available to common unitholders	$(0.49)	$(0.65)	$(1.37)	$1.59

Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.84)	$(0.63)	$(1.76)	$1.50
Discontinued operations	0.35	(0.02)	0.39	0.09
Net income (loss) available to common unitholders	$(0.49)	$(0.65)	$(1.37)	$1.59

Basic weighted average units outstanding	100,307	100,560	100,235	100,607

Diluted weighted average units outstanding	100,307	100,560	100,235	100,802

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income (loss)	$(41,118)	$(56,021)	$(111,896)	$199,244
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	-	(878)	(16)	(9,953)
Comprehensive income (loss)	$(41,118)	$(56,899)	$(111,912)	$189,291
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	895	405	1,900	2,500
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(6,471)	(19,413)	(16,144)
Comprehensive income (loss) attributable to common unitholders	$(46,694)	$(62,965)	$(129,425)	$175,647

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended September 30, 2020	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at July 1, 2020	90,597	9,586	$1,330,531	$216,541	$-	$46,424	$1,593,496
Net income (loss)	-	-	(42,208)	(4,486)	-	5,576	(41,118)
Distributions	-	-	(18,142)	(2,029)	-	-	(20,171)
Redeemable noncontrolling interests	-	-	(2,167)	(230)	-	(6,471)	(8,868)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	-	-
Redemption of limited partner common units for
shares of general partner common units	-	-	-	-	-	-	-
Vested LTIP units	-	88	-	-	-	-	-
Redemption of limited partner common units	-	(2)	-	(29)	-	-	(29)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	9	-	-	-	9
Directors' deferred compensation plan	61	-	76	-	-	-	76
Other comprehensive income (loss)	-	-	-	-	-	-	-
Stock compensation	53	-	394	329	-	-	723
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Balance at September 30, 2020	90,712	9,672	$1,268,493	$210,096	$-	$45,529	$1,524,118

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended September 30, 2019	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at July 1, 2019	90,553	9,976	$1,580,023	$245,902	$958	$49,165	$1,876,048
Net income (loss)	-	-	(55,928)	(6,159)	-	6,066	(56,021)
Distributions	-	-	(18,106)	(2,360)	-	-	(20,466)
Redeemable noncontrolling interests	-	-	(3,025)	(334)	-	(6,471)	(9,830)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	-	-
Redemption of limited partner common units for
shares of general partner common units	0	-	0	-	-	-	-
Vested LTIP units	-	-	-	-	-	-	-
Redemption of limited partners common units	-	(3)	-	(65)	-	-	(65)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	10	-	-	-	10
Directors' deferred compensation plan	0	-	81	-	-	-	81
Other comprehensive income (loss)	-	-	-	(87)	(791)	-	(878)
Stock compensation	(2)	-	7	1,973	-	-	1,980
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Balance at September 30, 2019	90,552	9,973	$1,503,062	$238,870	$167	$48,760	$1,790,859

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Nine Month Ended September 30, 2020	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2020	90,595	9,612	$1,427,568	$224,629	$(18)	$47,296	$1,699,475
Net income	-	-	(117,019)	(12,390)	-	17,513	(111,896)
Distributions	-	-	(36,261)	(3,509)	-	-	(39,770)
Redeemable noncontrolling interest	-	-	(7,207)	(763)	-	(19,413)	(27,383)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	133	133
Redemption of limited partner common units for
shares of general partner common units	-	-	-	-	-	-	-
Vested LTIP units	-	160	-	-	-	-	-
Redemption of limited partner common units	-	(100)	-	(2,170)	-	-	(2,170)
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	3	-	39	-	-	-	39
Directors' deferred compensation plan	61	-	215	-	-	-	215
Other comprehensive income (loss)	-	-	-	(34)	18	-	(16)
Stock compensation	53	-	1,158	4,534	-	-	5,692
Cancellation of unvested LTIP units	-	-	-	(201)	-	-	(201)
Balance at September 30, 2020	90,712	9,672	$1,268,493	$210,096	$-	$45,529	$1,524,118

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Nine Months Ended September 30, 2019	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2019	90,320	10,229	$1,413,497	$232,764	$8,770	$42,150	$1,697,181
Net income (loss)	-	-	166,513	19,087	-	13,644	199,244
Distributions	-	-	(54,282)	(6,417)	-	-	(60,699)
Redeemable noncontrolling interest	-	-	(22,936)	(2,541)	-	(16,144)	(41,621)
Change in noncontrolling interest in consolidated joint ventures	-		(1,958)	-	-	9,110	7,152
Redemption of limited partner common units for
shares of general partner common units	38	(20)	705	(705)	-	-	-
Vested LTIP units	-	68	-	-	-	-	-
Redemption of limited partner common units	-	(304)	(1,665)	(5,030)	-	-	(6,695)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	31	-	-	-	31
Directors' deferred compensation plan	194	-	238	-	-	-	238
Other comprehensive income (loss)	-	-	(390)	(960)	(8,603)	-	(9,953)
Stock compensation	(2)	-	490	5,561	-	-	6,051
Cancellation of unvested LTIP units	-	-	2,819	(2,889)	-	-	(70)
Balance at September 30, 2019	90,552	9,973	$1,503,062	$238,870	$167	$48,760	$1,790,859

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019
Net income (loss)	$(111,896)	$199,244
Net (income) loss from discontinued operations	(39,313)	(8,821)
Net income (loss) from continuing operations	(151,209)	190,423
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	90,198	93,385
Depreciation and amortization on discontinued operations	4,223	50,775
Amortization of directors deferred compensation stock units	215	238
Amortization of stock compensation	5,692	6,051
Amortization of deferred financing costs	3,158	3,478
Amortization of debt discount and mark-to-market	(711)	(711)
Equity in (earnings) loss of unconsolidated joint ventures	281	882
Distributions of cumulative earnings from unconsolidated joint ventures	4,734	5,520
Gain on change of control of interests	-	(13,790)
Realized (gains) losses and unrealized losses on disposition of rental property, net	7,915	(233,698)
Realized (gains) losses and unrealized losses on disposition of discontinued operations, net	23,900	413
Gain on disposition of developable land	(4,813)	(566)
Property impairments on continuing operations	36,582	-
Property impairments on discontinued operations	-	11,696
Land and other impairments	23,401	8,844
Gain on sale of investments in unconsolidated joint ventures	-	(903)
(Gain)Loss from extinguishment of debt	-	(1,801)
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	750	(5,597)
Increase in deferred charges, goodwill and other assets	(4,309)	(13,469)
Increase in accounts receivable, net	(5,732)	(567)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,784)	20,165
Decrease in rents received in advance and security deposits	(1,441)	(23)
Increase in accrued interest payable	5,471	6,445
Net cash flows provided by operating activities - continuing operations	7,398	60,550
Net cash flows provided by operating activities - discontinued operations	69,190	60,357

Net cash provided by operating activities	$76,588	$120,907

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(16,214)	$(901,108)
Rental property additions and improvements	(123,785)	(79,842)
Development of rental property and other related costs	(227,509)	(155,251)
Proceeds from the sales of rental property	16,455	637,982
Proceeds from the sale of investments in unconsolidated joint ventures	-	4,039
Repayment of notes receivable	333	46,430
Investment in unconsolidated joint ventures	(1,664)	(8,859)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	11,960	4,977
Net cash used in investing activities - continuing operations	(340,424)	(451,632)
Net cash provided by (used in) investing activities - discontinued operations	257,462	(84,449)

Net cash used in investing activities	$(82,962)	$(536,081)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$191,000	$489,000
Repayment of revolving credit facility	(364,000)	(398,000)
Repayment of senior unsecured notes	-	(395,000)
Proceeds from mortgages and loans payable	258,483	764,583
Repayment of mortgages, loans payable and other obligations	(298)	(97,215)
Acquisition of noncontrolling interests	-	(5,017)
Issuance of redeemable noncontrolling interests, net	-	145,000
Common unit redemptions	(2,170)	-
Payment of financing costs	(668)	(7,003)
(Contributions) Distributions to noncontrolling interests	133	(407)
Payment of distributions	(79,895)	(75,918)

Net cash provided by financing activities	$2,585	$420,023

Net (decrease) increase in cash and cash equivalents	$(3,789)	$4,849
Cash, cash equivalents and restricted cash, beginning of period (1)	41,168	49,554

Cash, cash equivalents and restricted cash, end of period (2)	$37,379	$54,403

(1)Includes Restricted Cash of $15,577 and $19,921 as of December 31, 2019 and 2018, respectively.

(2)Includes Restricted Cash of $14,507 and $19,635 as of September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.4 and 90.4 percent common unit interest in the Operating Partnership as of September 30, 2020 and December 31, 2019, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of September 30, 2020, the Company owned or had interests in 59 real estate properties (the “Properties”). The Properties are comprised of 29 office buildings totaling approximately 8.7 million square feet and leased to approximately 225 tenants (which include two buildings, aggregating approximately 0.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 22 multi-family properties, totaling 6,850 apartment units (which include seven properties aggregating 2,611 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 108,000 square feet (which include a building aggregating 51,000 square feet owned by unconsolidated joint ventures in which the Company has investment interests), three hotels containing 723 rooms (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to a third party. The Properties are located in four states in the Northeast, plus the District of Columbia.

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

As of September 30, 2020 and December 31, 2019, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 15: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $493.1 million and $503.1 million, respectively, mortgages of $284.2 million and $283.7 million, respectively, and other liabilities of $21 million and $18.9 million, respectively.

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

During the second quarter of 2020, the Company’s management recorded an out-of-period adjustment relating to Land and other impairments expense, which was understated for the period ended December 31, 2019.  Management concluded that this error was not material to the Company’s consolidated financial statements for any of the current or prior periods. The adjustment is reflected herein as a $2.5 million increase to Land and other impairments expense in the Company’s consolidated statements of operations for the nine month period ended September 30, 2020, and a corresponding decrease in Real estate held for sale, net, in the Company’s balance sheets as of September 30, 2020.

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.4 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of September 30, 2020 and December 31, 2019 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	September 30,	December 31,
	2020	2019
Land held for development (including pre-development costs, if any) (a)(c)	$356,017	$388,702
Development and construction in progress, including land (b)(d)	683,303	464,110
Total	$1,039,320	$852,812

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $147.7 million and $156.5 million as of September 30, 2020 and December 31, 2019, respectively.

(b)Includes land of $84.0 million and $96.6 million as of September 30, 2020 and December 31, 2019, respectively.

(c)Includes $35.5 million of land and $9.7 million of building and improvements pertaining to assets held for sale at September 30, 2020

(d)Includes $0.5 million of land and $1.0 million of building and improvements pertaining to assets held for sale at September 30, 2020

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management, depending on the type of property, may include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction cost overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability-weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future and stabilized cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including, but not limited to, estimated holding periods, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights for the land. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, food, beverage and lodging demands, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $1,074,000 and $1,121,000 for the three months ended September 30, 2020 and 2019, respectively, $3,158,000 and $3,478,000 for the nine months ended September 30, 2020 and 2019, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. The gains (losses) from extinguishment of debt, net, of zero and $(0.1) million for the three months ended September 30, 2020 and 2019, respectively, contained unamortized deferred financing costs which were written off (as non-cash transactions) amounting to zero and $285,000, respectively. Included in the gains (losses) from extinguishment of debt, net, of zero and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively, were unamortized deferred financing costs which were written off (as non-cash transactions) amounting to zero and $285,000, respectively.

Deferred Leasing Costs/Leasing Personnel Costs

Costs incurred in connection with successfully executed commercial and residential leases were capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs were charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. Upon the adoption of ASC 842 on January 1, 2019, the Company no longer capitalizes such costs, and includes such leasing personnel costs in General and administrative expense in the Company’s Consolidated Statements of Operations, which amounted to $2,128,000 and $534,000 for the three months ended September 30, 2020 and 2019, respectively, and $3,829,000 and $1,818,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

The deferred tax asset balance at September 30, 2020 amounted to $18.5 million which has been fully reserved through a valuation allowance. New tax reform legislation enacted in late 2017 reduced the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date. As a result, the Company recorded a decrease related to its deferred tax assets of $5.3 million and a decrease to the associated valuation allowance of $5.3 million at December 31, 2017. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2020, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2015 forward.

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

Dividends and Distributions Payable

On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020.   As the Company’s management estimated that as of September 2020 it had satisfied its dividends obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront.

The dividends and distributions payable at September 30, 2020 represent amounts payable on unvested LTIP units.

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

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For unvested securities that are forfeited prior to the measurement period being complete, the Company elected to account for forfeiture of employee awards as they occur.  The Company recorded stock compensation expense of $723,000 and $1,980,000 for the three months ended September 30, 2020 and 2019, respectively, and $5,692,000 and $6,051,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. The Company is currently in the process of evaluating the impact the adoption of ASU 2020-04 will have on the Company’s consolidated financial statements.

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

3.    RECENT TRANSACTIONS

Properties Commencing Initial Operations

The following property commenced initial operations during the nine months ended September 30, 2020 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/20	Emery at Overlook Ridge (a)	Malden, MA	Multi-Family	271	$78,539
Totals				271	$78,539

(a)The Emery at Overlook Ridge property consists of a total of 326 multi-family units. Of this amount, the remaining 55 multi-family units were placed in service in October 2020.

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

Real Estate Held for Sale/Discontinued Operations/Dispositions

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet, which excludes the Company’s office portfolio in Jersey City and Hoboken, New Jersey, (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

In late 2019 through September 30, 2020, the Company completed the sale of 16 of these suburban office properties, totaling 2.6 million square feet, for net sales proceeds of $294.8 million.  As of September 30, 2020, the Company has identified as held for sale the remaining 21 office properties (comprised of 12 identified disposal groups) in the Suburban Office Portfolio, totaling four million square feet (of which the Company currently has 10 properties totaling 1.9 million square feet under contract for sale for aggregate gross proceeds of $407.5 million). In October 2020, the Company completed the sale of one of the properties held for sale, which was a 98,500 square foot office property, for gross proceeds of $7.5 million. See Note 7: Discontinued Operations.

The Company plans to complete the sale of its remaining Suburban Office Portfolio properties in late 2020 and early 2021, and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount and use of proceeds may be impacted by the ongoing coronavirus pandemic (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

Additionally, the Company also identified a retail pad leased to others and several developable land parcels as held for sale as of September 30, 2020. The properties are located in Parsippany, Madison, Short Hills, Edison and Red Bank, New Jersey. As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 10 of the remaining held for sale properties (comprised of five disposal groups), several land parcels held for sale and two developable land parcels classified as held and used was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and nine months ended September 30, 2020, recognized an unrealized loss allowance of zero and $41.2 million (zero and $33.3 million of which are from discontinued operations), respectively, for the properties and land impairments of $1.3 million and $23.4 million, respectively.

As of September 30, 2020, the Company determined that a 566,215 square foot office property located in Hoboken, New Jersey was no longer being held for sale and that it would continue to own and operate this property. The property had originally been classified as held for sale as of June 30, 2020. The reclassified property had an aggregate book value of $194.4 million, net of accumulated depreciation of $25.4 million (and catch-up depreciation and amortization expense of $3.8  million reflecting expense for the period from the date the property was originally held for sale through the date it was no longer held for sale, which was recorded at that date).

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban	Other
	Office	Assets
	Portfolio (a)	Held for Sale	Total
Land	$104,884	$84,180	$189,064
Building & Other	862,486	40,290	902,776
Less: Accumulated depreciation	(219,857)	(7,991)	(227,848)
Less: Cumulative unrealized losses on property held for sale	(105,448)	(44,140)	(149,588)
Real estate held for sale, net	$642,065	$72,339	$714,404

	Suburban	Other
	Office	Assets
Other assets and liabilities	Portfolio (a)	Held for Sale	Total
Unbilled rents receivable, net (b)	$22,207	$2,048	$24,255
Deferred charges, net (b)	21,536	773	22,309
Total intangibles, net (b)	26,208	-	26,208
Total deferred charges & other assets, net	50,413	789	51,202
Mortgages & loans payable, net (b)	123,738	-	123,738
Total below market liability (b)	7,092	-	7,092
Accounts payable, accrued exp & other liability	20,564	255	20,819
Unearned rents/deferred rental income (b)	4,565	203	4,768

(a) Classified as discontinued operations at September 30, 2020 for all periods presented. See Note 7: Discontinued Operations.
(b) Expected to be removed with the completion of the sales.

The Company disposed of the following office properties during the nine months ended September 30, 2020 (dollars in thousands):

									Discontinued
									Operations:
								Realized	Realized
								Gains	Gains
				Rentable		Net	Net	(losses)/	(losses)/
Disposition			# of	Square	Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units	Type	Proceeds	Value	Losses, net	Losses, net
03/17/20	One Bridge Plaza	Fort Lee, New Jersey	1	200,000	Office	$35,065	$17,743	$-	$17,322
07/22/20	3 Giralda Farms (a)	Madison, New Jersey	1	141,000	Office	7,510	9,534	-	(2,024)
09/15/20	Morris portfolio (b)	Parsippany and Madison, New Jersey	10	1,448,420	Office	155,116	175,772	-	(20,656)
09/18/20	325 Columbia Turnpike	Florham Park, New Jersey	1	168,144	Office	24,276	8,020	-	16,256
09/24/20	9 Campus Drive (c)	Parsippany, New Jersey	1	156,945	Office	20,678	22,162	-	(1,484)
Sub-total			14	2,114,509		242,645	233,231	-	9,414

Unrealized losses on real estate held for sale								(7,915)	(33,314)
Totals			14	2,114,509		$242,645	$233,231	$(7,915)	$(23,900)

(a)

The Company recorded valuation allowances of $2.0 million on the property while it was held for sale during the nine months ended September 30, 2020 and of $16.7 million during the year ended December 31, 2019.

(b)

The Company recorded valuation allowances of $21.6 million on the properties while they were held for sale during the nine months ended September 30, 2020 and of $32.5 million during the year ended December 31, 2019.

(c)	The Company recorded a valuation allowance of $3.5 million on this property during the year ended December 31, 2019.

The Company disposed of the following developable land holdings during the nine months ended September 30, 2020 (dollars in thousands):

					Realized
					Gains
			Net	Net	(losses)/
Disposition			Sales	Carrying	Unrealized
Date	Property Address	Location	Proceeds	Value	Losses, net
01/03/20	230 & 250 Half Mile Road	Middletown, New Jersey	$7,018	$2,969	$4,049
03/27/20	Capital Office Park land	Greenbelt, Maryland	8,974	8,210	764

Totals			$15,992	$11,179	$4,813

Impairments on Properties Held and Used

The Company determined that, due to the shortening of its expected period of ownership and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values.  Accordingly, the Company recorded an impairment charge of $36.6 million at September 30, 2020, which is included in property impairments on the consolidated statement of operations for the three and nine months ended September 30, 2020.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2020, the Company had an aggregate investment of approximately $194.8 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties. As of September 30, 2020, the unconsolidated joint ventures owned: two office properties aggregating approximately 0.2 million square feet, seven multi-family properties totaling 2,611 apartments units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel, a development project for up to approximately 360 apartments units; and interests and/or rights to developable land parcels able to accommodate up to 2,560 apartments units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of September 30, 2020, such debt had a total borrowing capacity of up to $304.0 million of which the Company agreed to guarantee up to $33.2 million. As of September 30, 2020, the outstanding balance of such debt totaled $255.6 million of which $28.4 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.6 million and $0.6 million for such services in the three months ended September 30, 2020 and 2019, respectively. The Company had $0.3 million and $0.6 million in accounts receivable due from its unconsolidated joint ventures as of September 30, 2020 and December 31, 2019, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2020 are three unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs. The Company’s aggregate investment in these VIEs was approximately $110.2 million as of September 30, 2020. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $143.4 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $33.2 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of September 30, 2020 and December 31, 2019 (dollars in thousands):

							Property Debt
	Number of		Company's	Carrying Value			As of September 30, 2020
	Apartment Units		Effective	September 30,	December 31,			Maturity	Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2020	2019		Balance	Date	Rate
Multi-family
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$3,746	$7,257		$60,767	(d)	(d)
RiverTrace at Port Imperial	316	units	22.50%	6,808	7,463		82,000	11/10/26	3.21%
Crystal House (e)	825	units	25.00%	26,844	28,823		161,500	07/01/27	L+2.72%
PI North - Riverwalk C (f)	360	units	40.00%	35,946	35,527		63,628	12/06/21	L+2.75%
Riverpark at Harrison (g)	141	units	45.00%	787	1,015		30,192	07/01/35	3.19%
Station House	378	units	50.00%	33,860	35,676		95,576	07/01/33	4.82%
Urby at Harborside (h)	762	units	85.00%	74,847	79,790		192,000	08/01/29	5.197%
PI North - Land (b) (i)	836	potential units	20.00%	1,678	1,678		-	-	-
Liberty Landing	850	potential units	50.00%	337	337		-	-	-
Hillsborough 206	160,000	sf	50.00%	1,962	1,962		-	-	-
Office
12 Vreeland Road	139,750	sf	50.00%	4,196	3,846	(j)	5,008	07/01/23	2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,668	3,521		2,733	11/01/23	4.76%
Other
Riverwalk Retail (k)	30,745	sf	20.00%	-	1,467		-	-	-
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	-	-		100,000	10/01/26	3.668%
Other (l)				100	729		-	-	-
Totals:				$194,779	$209,091		$793,404

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, refinanced on September 18, 2020, with a balance of $36,500, bears interest at LIBOR +2.85 percent, matures in October 2023; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +2.25 percent and matures in October 2021; (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $18,200, which bears interest at LIBOR +1.5 percent and matures in January 2023.

(e)

Included in this is the Company's unconsolidated 50 percent interest in a vacant land to accommodate the development of approximately 738 additional approved units. On June 26, 2020, the loan was refinanced with a borrowing amount of $161,500.

(f)	The venture has a construction loan with a maximum borrowing amount of $112,000, of which the Company has guaranteed 10 percent of the principal outstanding.
(g)	On June 10, 2020, the loan was refinanced with a borrowing amount of $30,192.
(h)	The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.
(i)

The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units. The Company has guaranteed $22 million of the principal outstanding debt.

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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Entity / Property Name	2020		2019	2020		2019
Multi-family
Metropolitan at 40 Park	$(276)		$(135)	$(611)		$(333)
RiverTrace at Port Imperial	(3)		47	130		137
Crystal House	(257)		(117)	(598)		(526)
PI North - Riverwalk C / Land	(102)		(79)	(340)		(211)
Marbella II (b)	-		-	-		(15)
Riverpark at Harrison	(62)		(34)	(186)		(159)
Station House	(677)		(392)	(1,816)		(1,486)
Urby at Harborside	1,924	(c)	(240)	1,915	(c)	(989)
Liberty Landing	-		-	-		-
Hillsborough 206	-		-	-		-
Office
Red Bank (d)	-		-	-		8
12 Vreeland Road	92		125	350		282
Offices at Crystal Lake	72		36	147		65
Other
Riverwalk Retail (e)	-		(21)	(11)		(63)
Hyatt Regency Hotel Jersey City	412		750	363		2,388
Other	250		(53)	376		20

Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$1,373		$(113)	$(281)		$(882)

(a)	Amounts are net of amortization of basis differences of $143 and $156 for the three months ended September 30, 2020 and 2019, respectively.
(b)

On January 31, 2019, the Company acquired one of its equity partner's 50 percent interest and as a result, increased its ownership from 24.27 percent subordinated interest to 74.27 percent controlling interest, and ceased applying the equity method of accounting at such time.

(c)

Includes $2.6 million of the Company's share of the venture's income from its sale of an economic urban tax credit certificate from the State of New Jersey to a third party. The venture has an agreement to sell tax credits to a third party over the next seven years for $3 million per year for a total of $21 million. The sales are subject to the venture obtaining the tax credits from the State of New Jersey each year and transferring the tax credit certificate to the buyer each year.

(d)	On February 28, 2019, the Company sold its 50 percent interest to its partner and realized a gain of $0.9 million.
(e)	On March 12, 2020, the Company acquired its equity partner's 80 percent interest and increased ownership to 100 percent. See Note 3: Recent Transactions - Consolidation.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	September 30,	December 31,
(dollars in thousands)	2020	2019
Deferred leasing costs	$118,496	$142,424
Deferred financing costs - unsecured revolving credit facility (a)	5,559	5,559
	124,055	147,983
Accumulated amortization	(51,815)	(59,522)
Deferred charges, net	72,240	88,461
Notes receivable (b)	1,292	1,625
In-place lease values, related intangibles and other assets, net	72,665	86,092
Goodwill (c)	2,945	2,945
Right of use assets (d)	22,604	22,604
Prepaid expenses and other assets, net (e)	48,448	73,375

Total deferred charges, goodwill and other assets, net (f)	$220,194	$275,102

(a)Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of September 30, 2020 and December 31, 2019, respectively, an interest-free note receivable with a net present value of $1.3 million and $1.6 million which matures in April 2023. The Company believes this balance is fully collectible.

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

(e)Includes as of September 30, 2020 and December 31, 2019, zero and $28.1 million, respectively, of funds available with the Company’s qualified intermediary.

(f)Includes as of September 30, 2020 and December 31, 2019, $50.4 million and $68.6 million, respectively, for properties classified as discontinued operations.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2020, the Company did not have any outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk

During 2019, in connection with the paydown of the Company’s outstanding term loans, the Company terminated interest rate swaps with the corresponding notional amount.  These paydowns resulted in the Company accelerating the reclassification of gains from other comprehensive income to earnings as a result of the hedged forecasted transactions no longer being probable to occur, amounting to $0.1 million and $1.9 million for the three and nine months ended September 30, 2019. No additional amounts were recorded for the three and nine months ended September 30, 2020.

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

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the nine months ending September 30, 2020 and 2019 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative and Reclassification for Forecasted Transactions No Longer Probable of Occurring)		Total Amount of Interest Expense presented in the consolidated statements
	2020	2019		2020	2019		2020	2019	2020	2019

Three months ended September 30,

Interest rate swaps	$-	$(195)	Interest expense	$-	$551	Interest and other investment income (loss)	$-	$132	$(20,265)	$(22,129)

Nine months ended September 30,

Interest rate swaps	$-	$(4,608)	Interest expense	$16	$3,419		$-	$1,926	$(61,795)	$(67,817)

Credit-risk-related Contingent Features

The Company had agreements with each of its derivative counterparties that contained a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness was accelerated by the lender due to the Company's default on the indebtedness. As of September 30, 2020, the Company did not have any outstanding derivatives.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	September 30,	December 31,
	2020	2019
Security deposits	$5,819	$5,677
Escrow and other reserve funds	8,688	9,900

Total restricted cash	$14,507	$15,577

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

In late 2019 through September 30, 2020, the Company completed the sale of 16 of these suburban office properties, totaling 2.6 million square feet, for net sales proceeds of $294.8 million.  As of September 30, 2020, the Company has identified as held for sale the remaining 21 office properties (comprised of 12 identified disposal groups) in the Suburban Office Portfolio, totaling four million square feet (of which the Company currently has 10 properties totaling 1.9 million square feet under contract for sale for aggregate gross proceeds of $407.5 million). In October 2020, the Company completed the sale of one of the properties held for sale, which was a 98,500 square foot office property, for gross proceeds of $7.5 million.

The Company plans to complete the sale of its remaining Suburban Office Portfolio properties in late 2020 and early 2021, and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount and use of proceeds may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 10 of the remaining held for sale properties (comprised of five disposal groups) was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized loss allowance of zero and $33.3 million during the three and nine months ended September 30, 2020, respectively.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$36,536	$44,493	$117,204	$132,332
Operating and other expenses	(14,358)	(17,733)	(45,786)	(52,900)
Depreciation and amortization	(1,366)	(16,933)	(4,271)	(50,826)
Interest expense	(1,321)	(1,321)	(3,934)	(3,920)

Income from discontinued operations	19,491	8,506	63,213	24,686

Unrealized losses on disposition of rental property (a)	-	(10,063)	(33,314)	(15,865)
Realized gains (losses) on disposition of rental property (b)	15,775	-	9,414	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	15,775	(10,063)	(23,900)	(15,865)

Total discontinued operations, net	$35,266	$(1,557)	$39,313	$8,821

(a)Represents valuation allowances and impairment charges on properties classified as discontinued operations in 2020.

(b)See Note 3: Real Estate Transactions – Dispositions for further information regarding properties sold and related gains (losses).

8.     SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

	September 30,	December 31,	Effective
	2020	2019	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(1,671)	(2,170)
Unamortized deferred financing costs	(969)	(1,346)

Total senior unsecured notes, net	$572,360	$571,484

(1)Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets. The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of September 30, 2020.

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

The terms of the 2017 Credit Facility include: (1) a four year term ending in January 2021, with two six month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P, or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio. The Company’s unsecured debt is currently rated B1 by Moody’s and BB- by S&P. On September 30, 2020, the Company gave notice of its election to exercise the first option to extend the 2017 Credit Facility maturity date for a period of six months. Accordingly, the term of the 2017 Credit Facility will be extended to July 2021, upon the Company’s payment of the 7.5 basis point extension fee by January 2021.

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company’s borrowings under its unsecured credit facility totaled $156 million and $329 million, respectively.

10.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of September 30, 2020, 19 of the Company’s properties, with a total carrying value of approximately $2.8 billion and four of the Company’s land and development projects, with a total carrying value of approximately $645 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of September 30, 2020.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

		Effective	September 30,	December 31,
Property/Project Name	Lender	Rate (a)	2020	2019	Maturity
Monaco (b)	The Northwestern Mutual Life Insurance Co.	3.15%	$165,537	$166,752	02/01/21
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	3,883	3,934	12/01/21
Port Imperial 4/5 Hotel (c)	Fifth Third Bank	LIBOR+3.40%	94,000	74,000	04/09/22
Emery at Overlook Ridge (d)	Fifth Third Bank	LIBOR+2.50%	56,207	24,064	05/16/22
Port Imperial South 9 (e)	Bank of New York Mellon	LIBOR+2.13%	39,883	11,615	12/19/22
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Short Hills Residential (f)	People's United Bank	LIBOR+2.15%	33,088	9,431	03/26/23
250 Johnson	Nationwide Life Insurance Company	3.74%	43,000	43,000	08/01/24
Liberty Towers (g)	American General Life Insurance Company	3.37%	265,000	232,000	10/01/24
The Charlotte (h)	QuadReal Finance	LIBOR+2.70%	126,560	5,144	12/01/24
Portside 5/6 (l)	New York Life Insurance Company	4.56%	97,000	97,000	03/10/26
Marbella	New York Life Insurance Company	4.17%	131,000	131,000	08/10/26
Marbella II	New York Life Insurance Company	4.29%	117,000	117,000	08/10/26
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Worcester	MUFG Union Bank	LIBOR+1.84%	63,000	63,000	12/10/26
Short Hills Portfolio (i)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Port Imperial South 11 (l)	The Northwestern Mutual Life Insurance Co.	4.52%	100,000	100,000	01/10/29
Soho Lofts (j)	New York Community Bank	3.77%	160,000	160,000	07/01/29
Riverwatch Commons (j)	New York Community Bank	3.79%	30,000	30,000	07/01/29
111 River St.	Athene Annuity and Life Company	3.90%	150,000	150,000	09/01/29
Port Imperial South 4/5 Garage (k)	American General Life & A/G PC	4.85%	32,914	32,600	12/01/29

Principal balance outstanding			2,182,570	1,925,038
Unamortized deferred financing costs			(15,048)	(17,004)

Total mortgages, loans payable and other obligations, net			$2,167,522	$1,908,034

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)

This mortgage loan, which includes unamortized fair value adjustment of $0.5 million as of September 30, 2020, was assumed by the Company in April 2017 with the consolidation of all the interests in Monaco Towers. The Company has agreed to terms with the current lender to refinance the existing mortgage at or before maturity.

(c)

The loan required an initial debt service coverage test for quarter ended September 30, 2020. Subsequent to September 30, 2020, the Company executed an agreement moving the initial debt service coverage test to March 31, 2021. The Company has guaranteed $19.5 million of the outstanding principal, subject to certain conditions.

(d)

This construction loan has a maximum borrowing capacity of $62 million and provides, subject to certain conditions, one 18 month extension option with a fee of 25 basis points, of which the Company has guaranteed 15 percent of the outstanding principal, subject to certain conditions.

(e)

This construction loan has a maximum borrowing capacity of $92 million and provides, subject to certain conditions, one one year extension option with a fee of 15 basis points, of which the Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.

(f)

This construction loan has a maximum borrowing capacity of $64 million and provides, subject to certain conditions, one 18 month extension option with a fee of 30 basis points, of which the Company has guaranteed 15 percent of the outstanding principal, subject to certain conditions.

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
(k)

The loan was modified to defer interest and principal payments for a six month period ending December 1, 2020. As of September 30, 2020, deferred interest of $0.5 million has been added to the principal balance.

(l)	The Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the nine months ended September 30, 2020 and 2019 was $72,874,000 and $75,120,000 (of which $3,862,000 and $3,848,000 pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the nine months ended September 30, 2020 and 2019 was $18,658,000 and $14,315,000, respectively (which amounts included $1,017,000 and $990,000 for the nine months ended September 30, 2020 and 2019, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of September 30, 2020, the Company’s total indebtedness of $2,895,882,000 (weighted average interest rate of 3.66 percent) was comprised of $562,361,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.83 percent) and fixed rate debt and other obligations of $2,333,521,000 (weighted average rate of 3.86 percent).

As of December 31, 2019, the Company’s total indebtedness of $2,808,518,000 (weighted average interest rate of 3.81 percent) was comprised of $509,656,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.54 percent) and fixed rate debt and other obligations of $2,298,862,000 (weighted average rate of 3.87 percent).

11.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2020 and 2019 was $199,000 and $212,000, respectively, and $630,000 and $720,000 for the nine months ended September 30, 2020 and 2019, respectively.

12.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2020 and December 31, 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2020 and December 31, 2019.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,963,488,000 and $2,791,629,000 as compared to the book value of approximately $2,895,882,000 and $2,808,517,000 as of September 30, 2020 and December 31, 2019, respectively. The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The fair value measurements used in the evaluation of the Company’s rental properties are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable inputs. Inputs that were utilized in the fair value calculations include, but are not limited to estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, room rental and food and beverage revenue rates, third party broker information and information from potential buyers, as applicable.

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

As of September 30, 2020, inputs and assumptions included

	Primary Valuation	Unobservable	Location	Range of
Description	Techniques	Inputs	Type	Rates
Office properties held for sale on which the Company recognized impairment losses	Discounted cash flows or sale prices per purchase and sale agreements	Discount rates	Suburban	7.5% - 9.6%
		Exit Capitalization rates	Suburban	7.5% - 9%
		Market rental rates per square foot	Suburban	$26.00 - $50.00

Land properties held for sale on which the Company recognized impairment losses	Developable units and market rate per unit or sale prices per purchase and sale agreements	Market rates per residential unit	Suburban	$26,500 - $35,000
		Market rates per square foot	Suburban	$15.00 - $25.00
Hotel properties on which the Company recognized impairment losses	Income capitalization	Discount rate	Waterfront	10%
		Exit Capitalization rate	Waterfront	7.50%

The Company identified as held for sale 21 office properties (comprised of 12 disposal groups), a retail pad leased to others, several developable land parcels as held for sale and two developable land parcels classified as held and used as of September 30, 2020 with an aggregate carrying value of $714.4 million. As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 10 of the remaining held for sale properties (comprised of five disposal groups) and several land parcels was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $41.2 million during the nine months ended September 30, 2020, and land impairments of $1.3 million and $23.4 million during the three and nine months ended September 30, 2020, respectively.

The Company determined that, due to the shortening of its expected period of ownership and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values.  Accordingly, the Company recorded an impairment charge of $36.6 million at September 30, 2020 which is included in property impairments on the consolidated statement of operations for the three and nine months ended September 30, 2020.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

The recent outbreak of COVID-19 worldwide has significantly slowed global economic activity and caused significant volatility in financial markets.  As such, there is currently significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy.  The current economic environment can and will be significantly adversely affected by many factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted.   In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of September 30, 2020.

13.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $49.5 million. The PILOT totaled $264,000 and $226,000 for the three months ended September 30, 2020 and 2019, respectively, and $792,000 and $766,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $170.9 million. The PILOT totaled $1.1 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively and $3.2 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in December 2018. The annual PILOT is equal to two percent of Total Project Costs, as defined therein. The PILOT totaled $0.5 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively and $1.6 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein. The PILOT totaled $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively and $0.9 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022. The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration. The PILOT totaled $0.4 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively and $1.1 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues, as defined. The PILOT totaled $0.3 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively and $1.4 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein. The PILOT totaled $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively and $0.8 million and $1 million for the nine months ended September 30, 2020 and for the period from acquisition (January 31, 2019) through September 30, 2019, respectively.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2020 and December 31, 2019, are as follows (dollars in thousands):

As of September 30, 2020
Year	Amount
October 1 through December 31, 2020	$437
2021	1,750
2022	1,750
2023	1,756
2024	1,776
2025 through 2098	154,722
Total lease payments	162,191
Less: imputed interest	(138,404)

Total	$23,787

As of December 31, 2019
Year	Amount
2020	$1,750
2021	1,750
2022	1,750
2023	1,756
2024	1,776
2025 through 2098	154,722
Total lease payments	163,504
Less: imputed interest	(139,748)

Total	$23,756

Ground lease expense incurred by the Company amounted to $473,000 and $640,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.8 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $22.6 million at September 30, 2020 for five ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 5.637 percent to 7.618 percent for the remaining ground lease terms ranging from 6.25 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $90.8 million have been incurred through September 30, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $50.9 million as of September 30, 2020, and the remaining construction costs are expected to be funded from a $92 million construction loan (of which $39.9 million was drawn as of September 30, 2020).

The Company is developing a 198-unit multi-family project known as the Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $68.5 million has been incurred through September 30, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $35.4 million of the construction costs, and the remaining construction costs are expected to be funded from a $64 million construction loan (of which $33.1 million was drawn as of September 30, 2020).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $296.1 million has been incurred through September 30, 2020, is expected to be ready for occupancy in first quarter 2022. The Company has funded

$169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $126.6 million was drawn as of September 30, 2020).

MANAGEMENT CHANGES

On July 24, 2020, the Company terminated Michael J. DeMarco as its Chief Executive Officer without cause, pursuant to his employment agreement and the associated equity award agreements he has with the Company. On August 8, 2020, the Company entered into a Consulting and Cooperating Agreement with Mr. DeMarco (the “Consulting Agreement”). Pursuant to the Consulting Agreement, in exchange for Mr. DeMarco’s providing certain consulting, cooperation, and transition services to the Company through December 31, 2020, Mr. DeMarco will be considered to have remained employed with the Company through the term of the Consulting Agreement solely for purposes of calculating the prorated vesting of outstanding time-based long-term incentive partnership units to which Mr. DeMarco is entitled upon his termination of employment with the Company.

Mr. DeMarco is eligible to receive the severance payments and benefits upon such a termination without cause (outside of a change in control) described under the heading “Employment Contracts; Potential Payments Upon Termination or Change in Control—Michael J. DeMarco Employment Agreement,” “—Michael J. DeMarco Class AO LTIP Award Agreement,” and “—Long-Term Incentive Plan Award Agreements,” each as set forth in the Company’s definitive revised proxy statement filed with the Securities and Exchange Commission on June 16, 2020, which description is incorporated by reference herein, and taking into account Mr. DeMarco’s target bonus percentage of 175% of base salary established for the year 2020.

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

In September 2020, the Company terminated without cause Nicholas Hilton, its Executive Vice President of Leasing, and Deidre Crockett, its Chief Administrative Officer, pursuant to their respective employment agreements and associated equity award agreements with the Company.

During the third quarter 2020, the Company’s total costs incurred, net of LTIP forfeitures, related to the management restructuring activities discussed above, including the severance, separation and related costs for the departure of the Company’s former chief executive officer and other executive officers, as well as other terminated employees, amounted to $8.9 million ($8.2 million included in general and administrative expense, and $0.7 million included in the operating services).

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of September 30, 2020, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 18 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of September 30, 2020, with an aggregate carrying value of approximately $1.6 billion, are subject to these conditions.

In September 2020, the Company provided stay-on award agreements to 39 select employees, which provides them with the potential to receive compensation, in cash or Company stock, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified.  The total potential cost of such awards is currently estimated to be up to approximately $5 million, including the potential issuance of 116,043 shares of the Company’s common stock.  Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement date, and all other conditions were satisfied.

In September 2020, the General Partner's Board of Directors approved a discretionary reimbursement of approximately $6.1 million in fees and expenses incurred by Bow Street LLC in connection with its proxy solicitations in 2019 and 2020 that resulted in the election of Bow Street's nominees as directors of the General Partner at the 2019 and 2020 annual meetings of stockholders of the General Partner.  The Board of Directors determined that the reimbursement was appropriate in light of the benefit to the General Partner and its stockholders of the refreshment of the Board of Directors that resulted from the proxy contests. The Company intends to reimburse this amount to Bow Street in three substantially equal payments in November 2020, January 2021 and April 2021, which the Company has recorded the $6.1 million as general and administrative expense for the three and nine months periods ended September 30, 2020. Bow Street is an affiliate of A. Akiva Katz, a director of the General Partner, who is a co-founder and managing partner of Bow Street.

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

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of September 30, 2020
Year	Amount
October 1 through December 31, 2020	$30,118
2021	113,651
2022	109,705
2023	104,382
2024	92,537
2025 and thereafter	550,773

Total	$1,001,166

As of December 31, 2019
Year	Amount
2020	$115,418
2021	107,027
2022	103,417
2023	99,544
2024	88,082
2025 and thereafter	488,305

Total	$1,001,793

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

•second, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a 6% annual return (the “RRT Base Return”) on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future; and

•third, pro rata to Rockpoint and RRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at September 30, 2020, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units).

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

•fifth, pro rata to Rockpoint and RRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at September 30, 2020, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units); and

•sixth, to Rockpoint and RRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to RRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at September 30, 2020, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to RRT in respect of Preferred Units and 87.728% to RRT in respect of Common Units).

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

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of September 30, 2020. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $480 million as of September 30, 2020.

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

The following tables set forth the changes in Redeemable noncontrolling interests for the three months ended September 30, 2020 and 2019, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at July 1, 2020	$52,324	$456,631	$508,955
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	456,631	508,955
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	2,397	2,397
Balance at September 30, 2020	$52,324	$459,028	$511,352

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at July 1, 2019	$52,324	$444,048	$496,372
Redeemable Noncontrolling Interests Issued	-	(67)	(67)
Net	52,324	443,981	496,305
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	3,814	3,814
Balance at September 30, 2019	$52,324	$447,795	$500,119

The following tables set forth the changes in Redeemable noncontrolling interests for the nine months ended September 30, 2020 and 2019, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2020	$52,324	$451,058	$503,382
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	451,058	503,382
Income Attributed to Noncontrolling Interests	1,365	18,048	19,413
Distributions	(1,365)	(18,048)	(19,413)
Redemption Value Adjustment	-	7,970	7,970
Redeemable noncontrolling interests as of September 30, 2020	$52,324	$459,028	$511,352

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2019	$52,324	$278,135	$330,459
Redeemable Noncontrolling Interests Issued (net of new
issuance costs of $1.5 million)	-	143,450	143,450
Net	52,324	421,585	473,909
Income Attributed to Noncontrolling Interests	1,365	14,779	16,144
Distributions	(1,365)	(14,779)	(16,144)
Redemption Value Adjustment (including value adjustment
attributable to Add On Investment Agreement)	-	26,210	26,210
Redeemable noncontrolling interests as of September 30, 2019	$52,324	$447,795	$500,119

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

The following table reflects the activity of the General Partner capital for the three and nine months ended September 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Opening Balance	$1,399,033	$1,645,587	$1,493,699	$1,486,658
Net income (loss) available to common shareholders	(42,208)	(55,928)	(117,019)	166,513
Common stock distributions	(18,142)	(18,106)	(36,261)	(54,282)
Redeemable noncontrolling interests	(2,167)	(3,025)	(7,207)	(22,936)
Change in noncontrolling interests in consolidated
joint ventures	-	-	-	(1,958)
Redemption of common units for common stock	-	-	-	705
Redemption of common units	-	-	-	(1,665)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	9	10	39	31
Directors' deferred compensation plan	76	81	215	238
Stock Compensation	394	7	1,158	490
Cancellation of unvested LTIP units	-	-	-	2,819
Other comprehensive income (loss)	-	(791)	18	(8,993)
Rebalancing of ownership percent between parent and
subsidiaries	(875)	1,426	1,478	1,641
Balance at September 30	$1,336,120	$1,569,261	$1,336,120	$1,569,261

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”). The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of September 30, 2020, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million. Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

On June 5, 2015, in connection with employment agreements entered into with each of Messrs. Rudin and DeMarco, former chief executive officers (together, the “Executive Employment Agreements”), the Company granted options to purchase a total of 800,000 shares of the General Partner’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the General Partner’s common stock on the grant date of $17.31 per share, with 400,000 of such options vesting in three equal annual installments commencing on the first anniversary of the grant date (“Time Vesting Options”) and fully vesting on June 5, 2018, and 400,000 of such options vesting if the General Partner’s common stock traded at or above $25.00 per share for 30 consecutive trading days while the executive is employed (“Price Vesting Options”), or on or before June 30, 2019, subject to certain conditions. The Price Vesting Options vested on July 5, 2016 on account of the price vesting condition being achieved.

Pursuant to the Letter Agreement in connection with Ms. Gilmartin’s appointment as the Company’s interim Chief Executive Officer, the Company granted to MAG Partners fully vested stock options to purchase up to 230,000 shares of common stock with an exercise price of $14.39 per share, and up to 100,000 shares of common stock with an exercise price of $20.00 per share, pursuant to the Option Agreement. However, the options, and any shares received upon exercise, will terminate and be forfeited if the Board of Directors ends the Term for “cause” or MAG Partners terminates its arrangement with the Company (including a resignation by Ms. Gilmartin of her appointment as interim Chief Executive Officer, but excluding a termination because of a material breach of the arrangement by the Company or because Ms. Gilmartin has been appointed as the permanent Chief Executive Officer of the Company) before six months have elapsed, or if MAG Partners fails to comply with certain covenants in the Letter Agreement. 157,505 of the options have been granted subject to shareholder approval at the Company’s 2021 Annual Meeting of Stockholders; however, if a “change in control” transaction occurs before the date of such 2021 Annual Meeting, then such options would instead be canceled and cashed out upon such transaction for a value equal to their “spread value,” if any. See Note 13-Commitments and Contingencies.

Information regarding the Company’s stock option plans is summarized below for the three months ended September 30, 2020 and 2019, respectively:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at July 1, 2020	800,000	$17.31	$-
Granted	172,495	14.39
Outstanding at September 30, 2020 ($14.39 - $17.31)	972,495	$16.79	$-
Options exercisable at September 30, 2020	972,495
Available for grant at September 30, 2020	717,155

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at July 1, 2019	800,000	$17.31	$4,784
Granted, Lapsed or Cancelled	-	-
Outstanding at September 30, 2019 ($17.31)	800,000	$17.31	$3,480
Options exercisable at September 30, 2019	800,000
Available for grant at September 30, 2019	751,936

Information regarding the Company’s stock option plans is summarized below for the nine months ended September 30, 2020 and 2019, respectively:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2020	800,000	$17.31	$-
Granted	172,495	14.39
Outstanding at September 30, 2020 ($14.39 - $17.31)	972,495	$16.79	$-
Options exercisable at September 30, 2020	972,495
Available for grant at September 30, 2020	717,155

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2019	800,000	$17.31	$1,824
Granted, Lapsed or Cancelled	-	-
Outstanding at September 30, 2019 ($17.31)	800,000	$17.31	$3,480
Options exercisable at September 30, 2019	800,000
Available for grant at September 30, 2019	751,936

The weighted average fair value of options granted during the three and nine months ended September 30, 2020 was $2.95 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the three and nine ended September 30, 2020:

Stock
Options
Expected life (in years)	5.3
Risk-free interest rate	0.41%
Volatility	31.0%
Dividend yield	2.7%

There were no stock options exercised under any stock option plans for the nine months ended September 30, 2020 and 2019, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of September 30, 2020 and December 31, 2019, the stock options outstanding had a weighted average remaining contractual life of approximately 3.9 and 5.4 years, respectively.

The Company recognized stock options expense of $192,000 and zero for the three and nine months ended September 30, 2020 and 2019, respectively.

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

As of September 30, 2020, the Company had $1.5 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2.4 years. The Company recognized AO LTIP unit expense of $156,000 and $155,000 for the three months ended September 30, 2020 and 2019, respectively, and $466,000 and $342,000 for the nine months ended September 30, 2020 and 2019, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one year to seven year vesting period, of which 52,974 unvested shares were legally outstanding at September 30, 2020. Vesting of the Restricted Stock Awards issued is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below for the three months ended September 30, 2020 and 2019, respectively:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at July 1, 2020	17,076	$21.08
Vested	(17,076)	21.08
Granted	52,974	15.29
Outstanding at September 30, 2020	52,974	$15.29

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at July 1, 2019	26,136	$25.80
Cancelled	(1,936)	25.83
Outstanding at September 30, 2019	24,200	$25.83

Information regarding the Restricted Stock Awards grant activity is summarized below for the nine months ended September 30, 2020 and 2019, respectively:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2020	42,690	$21.08
Vested	(42,690)	21.08
Granted	52,974	15.29
Outstanding at September 30, 2020	52,974	$15.29

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2019	67,289	$22.43
Vested	(41,153)	20.29
Cancelled	(1,936)	25.83
Outstanding at September 30, 2019	24,200	$25.83

As of September 30, 2020, the Company had $0.6 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.

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

As of September 30, 2020, the Company had no unrecognized compensation cost as there are no unvested PSUs outstanding under the Company’s stock compensation plans.

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

As a result of targets not being achieved or management and other personnel changes during the nine months ended September 30, 2020, the employees forfeited and cancelled 369,924 2017 LTIP Awards, 102,639 2018 LTIP Awards, 175,570 2019 LTIP Awards and 567,254 2020 LTIP Awards. As of September 30, 2020, a total of 11,155 2016 PBV LTIP Units, 75,578 2016 TBV LTIP Units, 21,492 2017 PBV LTIP Units, 76,705 2017 TBV LTIP Units, 542,651 2018 PBV LTIP Units, 177,179 2018 TBV LTIP Units, 249,058 2019 PBV LTIP Units, 140,995 2019 TBV LTIP Units, and 720,314 2020 PBV LTIP Units, net of LTIP Units forfeited and cancelled, were outstanding. The LTIP Units were valued in accordance with ASC 718 – Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of September 30, 2020, the Company had $9.3 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

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

During the three months ended September 30, 2020 and 2019, 5,952 and 3,724 deferred stock units were earned, respectively. During the nine months ended September 30, 2020 and 2019, respectively, 15,663 and 10,767 deferred stock units were earned, respectively. As of September 30, 2020 and December 31, 2019, there were 11,902 and 59,899 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the three and nine months ended September 30, 2020 and 2019 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPS	2020	2019	2020	2019
Income (loss) from continuing operations	$(76,384)	$(54,464)	$(151,209)	$190,423
Add (deduct): Noncontrolling interests in consolidated joint ventures	895	405	1,900	2,500
Add (deduct): Noncontrolling interests in Operating Partnership	7,874	6,005	16,166	(18,191)
Add (deduct): Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(16,144)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(2,167)	(3,025)	(7,207)	(22,936)
Income (loss) from continuing operations available to common shareholders	(76,253)	(57,550)	(159,763)	135,652
Income (loss) from discontinued operations available to common shareholders	31,878	(1,403)	35,537	7,925
Net income (loss) available to common shareholders for basic earnings per share	$(44,375)	$(58,953)	$(124,226)	$143,577

Weighted average common shares	90,671	90,584	90,639	90,539

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.84)	$(0.63)	$(1.76)	$1.50
Income (loss) from discontinued operations available to common shareholders	0.35	(0.02)	0.39	0.09
Net income (loss) available to common shareholders	$(0.49)	$(0.65)	$(1.37)	$1.59

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Diluted EPS	2020	2019	2020	2019
Net income (loss) from continuing operations available to common shareholders	$(76,253)	$(57,550)	$(159,763)	$135,652
Add (deduct): Noncontrolling interests in Operating Partnership	(7,874)	(6,005)	(16,166)	18,191
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(230)	(334)	(763)	(2,541)
Income (loss) from continuing operations for diluted earnings per share	(84,357)	(63,889)	(176,692)	151,302
Income (loss) from discontinued operations for diluted earnings per share	35,266	(1,557)	39,313	8,821
Net income (loss) available for diluted earnings per share	$(49,091)	$(65,446)	$(137,379)	$160,123

Weighted average common shares	100,307	100,560	100,235	100,802

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.84)	$(0.63)	$(1.76)	$1.50
Income (loss) from discontinued operations available to common shareholders	0.35	(0.02)	0.39	0.09
Net income (loss) available to common shareholders	$(0.49)	$(0.65)	$(1.37)	$1.59

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic EPS shares	90,671	90,584	90,639	90,539
Add: Operating Partnership – common and vested LTIP units	9,636	9,976	9,596	10,068
Restricted Stock Awards	-	-	-	24
Stock Options	-	-	-	171
Diluted EPS Shares	100,307	100,560	100,235	100,802

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in the three and nine months ended September 30, 2020 and in the three months ended September 30, 2019 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the three and nine months ended September 30, 2020 and in the three months ended September 30, 2019 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of September 30, 2020 and 2019 were 1,738,065 and 1,826,331 LTIP Units, respectively. Unvested restricted stock outstanding as of September 30, 2020 and 2019 were 52,974 and 24,200 shares, respectively. Unvested AO LTIP Units outstanding as of September 30, 2020 and 2019 were 625,000 and 625,000, respectively.

Dividends declared per common share for the three month periods ended September 30, 2020 and 2019 was zero and $0.20 per share, respectively. Dividends declared per common share for the nine month periods ended September 30, 2020 and 2019 was $0.40 and $0.60 per share, respectively.

Mack-Cali Realty, L.P.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPU	2020	2019	2020	2019
Income (loss) from continuing operations	$(76,384)	$(54,464)	$(151,209)	$190,423
Add (deduct): Noncontrolling interests in consolidated joint ventures	895	405	1,900	2,500
Add (deduct): Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(16,144)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(2,397)	(3,359)	(7,970)	(25,477)
Income (loss) from continuing operations available to unitholders	(84,357)	(63,889)	(176,692)	151,302
Income (loss) from discontinued operations available to unitholders	35,266	(1,557)	39,313	8,821
Net income (loss) available to common unitholders for basic earnings per unit	$(49,091)	$(65,446)	$(137,379)	$160,123

Weighted average common units	100,307	100,560	100,235	100,607

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(0.84)	$(0.63)	$(1.76)	$1.50
Income (loss) from discontinued operations available to unitholders	0.35	(0.02)	0.39	0.09
Net income (loss) available to common unitholders for basic earnings per unit	$(0.49)	$(0.65)	$(1.37)	$1.59

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Diluted EPU	2020	2019	2020	2019
Net income (loss) from continuing operations available to common unitholders	$(84,357)	$(63,889)	$(176,692)	$151,302
Income (loss) from discontinued operations for diluted earnings per unit	35,266	(1,557)	39,313	8,821
Net income (loss) available to common unitholders for diluted earnings per unit	$(49,091)	$(65,446)	$(137,379)	$160,123

Weighted average common unit	100,307	100,560	100,235	100,802

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.84)	$(0.63)	$(1.76)	$1.50
Income (loss) from discontinued operations available to common unitholders	0.35	(0.02)	0.39	0.09
Net income (loss) available to common unitholders	$(0.49)	$(0.65)	$(1.37)	$1.59

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic EPU units	100,307	100,560	100,235	100,607
Add: Restricted Stock Awards	-	-	-	24
Add: Stock Options	-	-	-	171
Diluted EPU Units	100,307	100,560	100,235	100,802

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator in the three and nine months ended September 30, 2020 and in the three months ended September 30, 2019 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the three and nine months ended September 30, 2020 and in the three months ended September 30, 2019 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested LTIP Units outstanding as of September 30, 2020 and September 30, 2019 were 1,738,065 and

1,826,331 LTIP Units, respectively. Unvested restricted stock outstanding as of September 30, 2020 and 2019 were 52,974 and 24,200 shares, respectively. Unvested AO LTIP Units outstanding as of September 30, 2020 and 2019 were 625,000 and 625,000, respectively.

Distributions declared per common unit for the three month periods ended September 30, 2020 and 2019 was zero and $0.20 per unit, respectively. Distributions declared per common unit for the nine month periods ended September 30, 2020 and 2019 was $0.40 and $0.60 per unit, respectively.

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

The following table reflects the activity of noncontrolling interests for the three and nine months ended September 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Opening Balance	$194,463	$230,461	$205,776	$210,523
Net income	1,090	(93)	5,123	32,731
Unit distributions	(2,029)	(2,360)	(3,509)	(6,417)
Redeemable noncontrolling interests	(6,701)	(6,805)	(20,176)	(18,685)
Change in noncontrolling interests in consolidated joint ventures	-	-	133	9,110
Redemption of common units for common stock	-	-	-	(705)
Redemption of common units	(29)	(65)	(2,170)	(5,030)
Stock compensation	329	1,973	4,534	5,561
Cancellation of unvested LTIP units	-	-	(201)	(2,889)
Other comprehensive income (loss)	-	(87)	(34)	(960)
Rebalancing of ownership percentage between parent and subsidiaries	875	(1,426)	(1,478)	(1,641)
Balance at September 30	$187,998	$221,598	$187,998	$221,598

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2020, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $1.5 million as of September 30, 2020.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)

Common Units

During the nine months ended September 30, 2020, the Company redeemed for cash 99,952 common units at their fair market value of $2.2 million.

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

Unit Transactions

The following tables set forth the changes in noncontrolling interests in subsidiaries which relate to the Common Units and LTIP Units in the Operating Partnership for the three months ended September 30, 2020 and 2019, respectively.

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Outstanding at July 1, 2020	9,586,528	2,659,518
Issuance of LTIP units	-	-
Redemption of common units	(2,225)	-
Conversion of LTIP units for common units	2,225	-
Vested LTIP units	86,030	(88,255)
Cancellation of units	-	(833,198)
Outstanding at September 30, 2020	9,672,558	1,738,065

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at July 1, 2019	9,976,344	1,826,331
Issuance of LTIP units	-	-
Redemption of common units for shares of common stock	-	-
Redemption of common units	(3,000)	-
Conversion of vested LTIP units to common units	-	-
Vested LTIP units	-	-
Cancellation of units	-	-

Outstanding at September 30, 2019	9,973,344	1,826,331

The following tables set forth the changes in noncontrolling interests in subsidiaries which relate to the Common Units and LTIP Units in the Operating Partnership for the nine months ended September 30, 2020 and 2019, respectively.

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2020	9,612,064	1,826,331
Redemption of common units for shares of common stock	-	-
Redemption of common units	(99,952)
Conversion of vested LTIP units to common units	6,655
Vested LTIP units	153,792	(160,447)
Issuance of units	-	1,287,568
Cancellation of units	(1)	(1,215,387)

Balance at September 30, 2020	9,672,558	1,738,065

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2019	10,229,349	1,707,106
Issuance of LTIP units	-	565,623
Redemption of common units for shares of common stock	(38,011)	-
Redemption of common units	(304,638)	-
Conversion of vested LTIP units to common units	18,438	-
Vested LTIP units	68,206	(86,644)
Cancellation of unvested LTIP units	-	(359,754)

Balance at September 30, 2019	9,973,344	1,826,331

Noncontrolling Interests Ownership in Operating Partnership

As of September 30, 2020 and December 31, 2019, the noncontrolling interests common unitholders owned 9.6 percent and 9.6 percent of the Operating Partnership, respectively.

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

18.    SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio. The Company’s multi-family services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2020 and 2019. The Company had no long lived assets in foreign locations as of September 30, 2020 and December 31, 2019. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the three and nine months ended September 30, 2020 and 2019 and selected asset information as of September 30, 2020 and December 31, 2019 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
September 30, 2020	$38,288	$37,658	$1,704	$77,650
September 30, 2019	40,211	46,453	726	87,390
Nine months ended:
September 30, 2020	112,597	118,739	1,021	232,357
September 30, 2019	135,803	127,521	937	264,261

Total operating and
interest expenses (a):
Three months ended:
September 30, 2020	$16,562	$26,772	$42,529	$85,863
September 30, 2019	18,200	23,989	29,890	72,079
Nine months ended:
September 30, 2020	54,035	71,689	101,669	227,393
September 30, 2019	60,254	67,606	94,656	222,516

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
September 30, 2020	$493	$880	$-	$1,373
September 30, 2019	307	(420)	-	(113)
Nine months ended:
September 30, 2020	(1)	(280)	-	(281)
September 30, 2019	1,540	(2,422)	-	(882)

Net operating income (loss) (b):
Three months ended:
September 30, 2020	$22,219	$11,766	$(40,825)	$(6,840)
September 30, 2019	22,318	22,044	(29,164)	15,198
Nine months ended:
September 30, 2020	58,561	46,770	(100,648)	4,683
September 30, 2019	77,089	57,493	(93,719)	40,863

Total assets:
September 30, 2020	$1,912,093	$3,265,827	$12,823	$5,190,743
December 31, 2019	2,178,321	3,079,409	35,068	5,292,798

Total long-lived assets (c):
September 30, 2020	$1,714,697	$3,015,868	$(12)	$4,730,553
December 31, 2019	1,947,053	2,812,306	3,834	4,763,193

Total investments in
unconsolidated joint ventures:
September 30, 2020	$7,864	$186,915	$-	$194,779
December 31, 2019	7,367	201,724	-	209,091

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

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net operating income	$(6,840)	$15,198	$4,683	$40,863
Add (deduct):
Depreciation and amortization	(31,670)	(32,605)	(92,807)	(96,110)
Land and other impairments	(1,292)	(2,589)	(23,401)	(5,088)
Property impairments	(36,582)	-	(36,582)	-
Gain on change of control of interests	-	-	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	-	(34,666)	(7,915)	233,698
Gain on disposition of developable land	-	296	4,813	566
Gain on sale of investment in unconsolidated joint venture	-	-	-	903
Gain from extinguishment of debt, net	-	(98)	-	1,801
Income (loss) from continuing operations	(76,384)	(54,464)	(151,209)	190,423
Discontinued operations
Income from discontinued operations	19,491	8,506	63,213	24,686
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	15,775	(10,063)	(23,900)	(15,865)
Total discontinued operations, net	35,266	(1,557)	39,313	8,821
Net income (loss)	(41,118)	(56,021)	(111,896)	199,244
Noncontrolling interests in consolidated joint ventures	895	405	1,900	2,500
Noncontrolling interests in Operating Partnership	7,874	6,005	16,166	(18,191)
Noncontrolling interest in discontinued operations	(3,388)	154	(3,776)	(896)
Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(16,144)
Net income (loss) available to common shareholders	$(42,208)	$(55,928)	$(117,019)	$166,513

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net operating income	$(6,840)	$15,198	$4,683	$40,863
Add (deduct):
Depreciation and amortization	(31,670)	(32,605)	(92,807)	(96,110)
Land and other impairments	(1,292)	(2,589)	(23,401)	(5,088)
Property impairments	(36,582)	-	(36,582)	-
Gain on change of control of interests	-	-	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	-	(34,666)	(7,915)	233,698
Gain on disposition of developable land	-	296	4,813	566
Gain on sale of investment in unconsolidated joint venture	-	-	-	903
Gain from extinguishment of debt, net	-	(98)	-	1,801
Income (loss) from continuing operations	(76,384)	(54,464)	(151,209)	190,423
Discontinued operations
Income from discontinued operations	19,491	8,506	63,213	24,686
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	15,775	(10,063)	(23,900)	(15,865)
Total discontinued operations, net	35,266	(1,557)	39,313	8,821
Net income (loss)	(41,118)	(56,021)	(111,896)	199,244
Noncontrolling interests in consolidated joint ventures	895	405	1,900	2,500
Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(16,144)
Net income (loss) available to common unitholders	$(46,694)	$(62,087)	$(129,409)	$185,600

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

As of September 30, 2020, the Company owned or had interests in 59 properties (collectively, the “Properties”), consisting of 29 office properties, totaling approximately 8.7 million square feet leased to approximately 225 commercial tenants, 22 multi-family rental properties containing 6,850 apartment units, four parking/retail properties, totaling approximately 108,000 square feet, three hotels containing 723 rooms and a parcel of land leased to a third party. The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 2.0 million square feet of additional commercial space and approximately 9,500 apartment units.

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

In late 2019 through September 30, 2020, the Company completed the sale of 16 of these suburban office properties, totaling 2.6 million square feet, for net sales proceeds of $294.8 million.  As of September 30, 2020, the Company has identified as held for sale the remaining 21 office properties (comprised of 12 identified disposal groups) in the Suburban Office Portfolio, totaling four million square feet (of which the Company currently has 10 properties totaling 1.9 million square feet under contract for sale for aggregate gross proceeds of $407.5 million). In October 2020, the Company completed the sale of one of the properties held for sale, which was a 98,500 square foot office property, for gross proceeds of $7.5 million.

The Company plans to complete the sale of its remaining Suburban Office Portfolio properties in late 2020 and early 2021, and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount and use of proceeds may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

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

Any negative effects of the above key factors could potentially cause a continued deterioration in the Company’s revenue and/or earnings. Such negative effects could include: (1) failure to renew or execute new leases as current leases expire; (2) failure to renew or execute new leases with rental terms at or above the terms of in-place leases; and (3) tenant defaults.

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

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the lease percentage has declined or stabilized. The percentage leased in the Company’s stabilized core operating commercial properties included in its Consolidated Properties aggregating 8.3 million, 10.1 million and 11.2 million square feet at September 30, 2020, June 30, 2020 and September 30,

2019, respectively, was 78.2 percent leased at September 30, 2020 as compared to 80.3 percent leased at June 30, 2020 and 80.8 percent leased at September 30, 2019 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of September 30, 2020, June 30, 2020 and September 30, 2019 aggregate 25,712, 18,457 and 18,825 square feet, respectively, or 0.3, 0.2 and 0.2 percentage of the net rentable square footage, respectively. Rental rates (including escalations) on the Company’s core commercial space that was renewed (based on first rents payable) during the three months ended September 30, 2020 (on 122,104 square feet of renewals) increased an average of 22.3 percent compared to rates that were in effect under the prior leases, as compared to an 11.4 percent increase during the three months ended September 30, 2019 (on 10,742 square feet of renewals). Estimated lease costs for the renewed leases during the three months ended September 30, 2020 averaged $5.89 per square foot per year for a weighted average lease term of 5.7 years, and estimated lease costs for the renewed leases during the three months ended September 30, 2019 averaged $5.01 per square foot per year for a weighted average lease term of 4.1 years. The Company believes, although there can be no assurance, that vacancy rates at most of its commercial properties have begun to bottom as the majority of the known move-outs at its waterfront portfolio have already occurred. As of September 30, 2020, commercial leases which comprise approximately 1.0 and 9.7 percent of the Company’s annualized base rent are scheduled to expire during the years ending December 31, 2020 and 2021, respectively. With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes, although there can be no assurance, that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If these recent leasing results do not prove to be sustaining through the remainder of 2020, the Company may receive less revenue from the same space.

During 2017, Moody’s downgraded its investment grade rating on the Company’s senior unsecured debt to sub-investment grade and during 2018, Standard & Poor’s lowered its investment grade rating on the Company’s senior unsecured debt to sub-investment grade (current ratings are B1 and BB- by Moody’s and S&P, respectively). Amongst other things, such downgrade would have increased the interest rate on outstanding borrowings under the Company’s current $600 million unsecured revolving credit facility (which was amended in January 2017) from the London Inter-Bank Offered Rate (“LIBOR”) plus 120 basis points to LIBOR plus 155 basis points and the annual credit facility fee it pays would have increased from 25 to 30 basis points. Additionally, any such downgrade would have increased the current interest rate on each of the Company’s 2016 Term Loan and 2017 Term Loan from LIBOR plus 140 basis points to LIBOR plus 185 points.  Effective March 6, 2018, the Company elected to utilize the leverage grid pricing available under the unsecured revolving credit facility and both unsecured term loans. This resulted in an interest rate of LIBOR plus 130 basis points for the Company’s unsecured revolving credit facility and 25 basis points for the facility fee and LIBOR plus 155 basis points for both unsecured term loans at the Company’s then total leverage ratio. In addition, the downgrade in its ratings to sub-investment grade could result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•recent transactions;

•critical accounting policies and estimates;

•results from operations for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, and

•liquidity and capital resources.

Recent Transactions

Properties Commencing Initial Operations

The following property commenced initial operations during the nine months ended September 30, 2020 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/20	Emery at Overlook Ridge (a)	Malden, MA	Multi-Family	271	$78,539
Totals				271	$78,539

(a)The Emery at Overlook Ridge property consists of a total of 326 multi-family units. Of this amount, the remaining 55 multi-family units were placed in service in October 2020.

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

Real Estate Held for Sale/Discontinued Operations/Dispositions

The Company identified 21 office properties (comprised of 12 disposal groups) totaling four million square feet (See Note 7: Discontinued Operations – to the Financial Statements), a retail pad leased to others and several developable land parcels as held for sale as of September 30, 2020. The total estimated sales proceeds, net of expected selling costs, from the sales of all the remaining assets held for sale are expected to be approximately $865.6 million, however there can be no assurance of the amount and timing of any such sales proceeds. As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of 10 of the remaining held for sale properties (comprised of five disposal groups), several land parcels held for sale and two developable land parcels classified as held and used was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and nine months ended September 30, 2020, recognized an unrealized loss allowance of zero and $41.2 million (zero and $33.3 million of which are from discontinued operations), respectively, for the properties, and land impairments of $1.3 million and $23.4 million, respectively.

The Company disposed of the following office properties during the nine months ended September 30, 2020 (dollars in thousands):

									Discontinued
									Operations:
								Realized	Realized
								Gains	Gains
				Rentable		Net	Net	(losses)/	(losses)/
Disposition			# of	Square	Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units	Type	Proceeds	Value	Losses, net	Losses, net
03/17/20	One Bridge Plaza	Fort Lee, New Jersey	1	200,000	Office	$35,065	$17,743	$-	$17,322
07/22/20	3 Giralda Farms (a)	Madison, New Jersey	1	141,000	Office	7,510	9,534	-	(2,024)
09/15/20	Morris portfolio (b)	Parsippany and Madison, New Jersey	10	1,448,420	Office	155,116	175,772	-	(20,656)
09/18/20	325 Columbia Turnpike	Florham Park, New Jersey	1	168,144	Office	24,276	8,020	-	16,256
09/24/20	9 Campus Drive (c)	Parsippany, New Jersey	1	156,945	Office	20,678	22,162	-	(1,484)
Sub-total			14	2,114,509		242,645	233,231	-	9,414

Unrealized losses on real estate held for sale								(7,915)	(33,314)
Totals			14	2,114,509		$242,645	$233,231	$(7,915)	$(23,900)

(a)	The Company recorded valuation allowances of $2.0 million on the held for sale property during the nine months ended September 30, 2020 and of $16.7 million during the year ended December 31, 2019.
(b)	The Company recorded valuation allowances of $21.6 million on the held for sale properties during the nine months ended September 30, 2020 and of $32.5 million during the year ended December 31, 2019.
(c)	The Company recorded a valuation allowance of $3.5 million on this property during the year ended December 31, 2019.

The Company disposed of the following developable land holdings during the nine months ended September 30, 2020 (dollars in thousands):

					Realized
					Gains
			Net	Net	(losses)/
Disposition			Sales	Carrying	Unrealized
Date	Property Address	Location	Proceeds	Value	Losses, net
01/03/20	230 & 250 Half Mile Road	Middletown, New Jersey	$7,018	$2,969	$4,049
03/27/20	Capital Office Park land	Greenbelt, Maryland	8,974	8,210	764

Totals			$15,992	$11,179	$4,813

Impairments on Properties Held and Used

The Company determined that, due to the shortening of its expected period of ownership and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values.  Accordingly, the Company recorded an impairment charge of $36.6 million at September 30, 2020 which is included in property impairments on the consolidated statement of operations for the three and nine months ended September 30, 2020.

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

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted FASB guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the nine months ended September 30, 2020 and 2019 was $18.7 million and $14.3 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2020 (“2020”), as compared to the three and nine months ended September 30, 2019 (“2019”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2019 (for which the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2018, (for the nine-month period comparison) excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2019 through September 30, 2020; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2019 through September 30, 2020 (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2019 through September 30, 2020 (for the nine-month period comparisons) and (iii) the effect of “Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2019 through September 30, 2020.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Revenue from rental operations and other:
Revenue from leases	$65,849	$72,538	$(6,689)	(9.2)%
Parking income	4,033	5,716	(1,683)	(29.4)
Hotel income	893	3,325	(2,432)	(73.1)
Other income	3,999	2,400	1,599	66.6
Total revenues from rental operations	74,774	83,979	(9,205)	(11.0)

Property expenses:
Real estate taxes	10,816	11,151	(335)	(3.0)
Utilities	3,598	4,402	(804)	(18.3)
Operating services	18,942	18,109	833	4.6
Total property expenses	33,356	33,662	(306)	(0.9)

Non-property revenues:
Real estate services	2,876	3,411	(535)	(15.7)
Total non-property revenues	2,876	3,411	(535)	(15.7)

Non-property expenses:
Real estate services expenses	3,300	3,905	(605)	(15.5)
General and administrative	28,945	12,571	16,374	130.3
Depreciation and amortization	31,670	32,605	(935)	(2.9)
Property impairments	36,582	-	36,582	-
Land and other impairments	1,292	2,589	(1,297)	(50.1)
Total non-property expenses	101,789	51,670	50,119	97.0
Operating income (loss)	(57,495)	2,058	(59,553)	(2,893.7)
Other (expense) income:
Interest expense	(20,265)	(22,129)	1,864	8.4
Interest and other investment income (loss)	3	188	(185)	(98.4)
Equity in earnings (loss) of unconsolidated joint ventures	1,373	(113)	1,486	1,315.0
Gain on change of control of interests	-	-	-	-
Realized gains (losses) and unrealized losses on disposition
of rental property, net	-	(34,666)	34,666	100.0
Gain on disposition of developable land	-	296	(296)	(100.0)
Gain on sale of investment in unconsolidated joint ventures	-	-	-	-
Gain from extinguishment of debt, net	-	(98)	98	100.0
Total other (expense) income	(18,889)	(56,522)	37,633	66.6
Income (loss) from continuing operations	(76,384)	(54,464)	(21,920)	(40.2)
Discontinued operations:
Income from discontinued operations	19,491	8,506	10,985	129.1
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	15,775	(10,063)	25,838	256.8
Total discontinued operations	35,266	(1,557)	36,823	2,365.0
Net income (loss)	$(41,118)	$(56,021)	$14,903	26.6%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2020 as compared to 2019 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2019 and 2020 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2019 and 2020
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(6,689)	(9.2)%	$(4,237)	(5.9)%	$6,788	9.4%	$(9,240)	(12.7)%
Parking income	(1,683)	(29.4)	(1,757)	(30.7)	349	6.1	(275)	(4.8)
Hotel income	(2,432)	(73.1)	(1,087)	(32.6)	(1,345)	(40.5)	-	-
Other income	1,599	66.6	1,819	75.8	161	6.7	(381)	(15.9)
Total	$(9,205)	(11.0)%	$(5,262)	(6.3)%	$5,953	7.1%	$(9,896)	(11.8)%

Property expenses:
Real estate taxes	$(335)	(3.0)%	$(335)	(3.0)%	$1,376	12.3%	$(1,376)	(12.3)%
Utilities	(804)	(18.3)	(195)	(4.5)	317	7.2	(926)	(21.0)
Operating services	833	4.6	765	4.2	2,955	16.3	(2,887)	(15.9)
Total	$(306)	(0.9)%	$235	0.7%	$4,648	13.8%	$(5,189)	(15.4)%

OTHER DATA:
Number of Consolidated Properties	27		23		4		102
Commercial Square feet (in thousands)	4,566		4,535		31		10,916
Multi-family portfolio (number of units)	4,239		3,265		974		1,545

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $4.2 million, or 5.9 percent, for 2020 as compared to 2019, due primarily to a decrease in average same store percent leased of the multifamily residential portfolio.

Parking income. Parking income for the Same-Store Properties decreased $1.8 million, or 30.7 percent, for 2020 as compared to 2019, due primarily to a decrease in usage at commercial properties, due to the COVID-19 pandemic in 2020.

Hotel income. Hotel income for the Same-Store Properties decreased $1.1 million, or 32.6 percent, for 2020 as compared to 2019 due to the partial shutdown of hotel operations due to the COVID-19 pandemic in 2020.

Other income. Other income for the Same-Store Properties increased $1.8 million, or 75.8 percent, for 2020 as compared to 2019, due primarily to an increase in early lease termination and other related tenant income recognized in 2020, as compared to 2019.

Real estate taxes. Real estate taxes for the Same-Store Properties decreased $0.3 million, or 3.0 percent, for 2020 as compared to 2019, due primarily to lower tax assessment values for the Company’s office properties in Jersey City, New Jersey, in 2020 as compared to 2019.

Utilities. Utilities for the Same-Store Properties decreased $0.2 million, or 4.5 percent, for 2020 as compared to 2019, due primarily to decreased electricity rates in 2020 as compared to 2019.

Operating services. Operating services for the Same-Store Properties increased $0.8 million, or 4.2 percent, for 2020 as compared to 2019, due primarily to an increase in property maintenance and salaries and related expenses in 2020 as compared to 2019.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.5 million, or 15.7 percent, for 2020 as compared to 2019, due primarily to decreased third party development and management activity in multi-family services in 2020, as compared to 2019.

Real estate services expense. Real estate services expense decreased $0.6 million, or 15.5 percent, for 2020 as compared to 2019, due primarily to decreased salaries and related expenses from lower third party development and management activities in 2020, as compared to 2019.

General and administrative. General and administrative expenses increased $16.4 million, or 130.3 percent, for 2020 as compared to 2019. This increase was due primarily to management restructuring costs, including severance, separation and related costs, which amounted to $8.2 million for 2020, costs incurred in connection with contested elections of the Board of Directors of $7.0 million in 2020, and dead deal costs incurred in 2020 of $2.6 million. These were partially offset by lower overhead salaries expenses in 2020 as compared to 2019.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million, or 2.9 percent, for 2020 over 2019. This decrease was primarily due to lower depreciation of approximately $3.6 million for properties sold or removed from service for 2020 as compared to 2019, and a decrease of approximately $0.2 million in 2020 as compared to 2019 for the Same-Store Properties. These were partially offset by an increase of approximately $2.9 million for 2020 as compared to 2019 in the Acquired Properties.

Property impairments. In 2020, the Company recorded impairment charges of $36.6 million on its hotel properties in Weehawken, New Jersey.

Land and other impairments. In 2020, the Company recorded $1.3 million of impairments of developable land parcels. In 2019, the Company incurred a valuation impairment charge of $2.6 million on a developable land parcel. See Note 12: Disclosure of Fair Value of Assets and Liabilities.

Interest expense. Interest expense decreased $1.9 million, or 8.4 percent, for 2020 as compared to 2019. This decrease was primarily the result of lower average interest rates in 2020 as compared to 2019.

Interest and other investment income. Interest and other investment income decreased $0.2 million, or 98.4 percent for 2020 as compared to 2019, due primarily to lower average notes receivable balances outstanding in 2020 as compared to 2019.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.5 million or 1,315.0 percent for 2020 as compared to 2019, due primarily to an increase of $2.2 million for 2020 as compared to 2019 from the Urby at Harborside venture, which resulted from the Company’s share of the sale of an economic urban tax credit.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net loss of $34.7 million in 2019. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

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

Discontinued operations. For all periods presented, the Company classified 37 office properties totaling 6.6 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties increased $11.0 million for 2020 as compared to 2019, due primarily to a decrease in depreciation and amortization costs of $15.6 million for 2020 as compared to 2019. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $15.8 million on these properties in 2020, and a loss of $10.1 million in 2019.

Net income (loss). Net income (loss) increased to a loss of $41.1 million in 2020 from a loss of $56.0 million in 2019. The increase was due to the factors discussed above.

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Revenue from rental operations and other:
Revenues from leases	$201,091	$224,947	$(23,856)	(10.6)%
Parking income	12,332	16,097	(3,765)	(23.4)
Hotel income	3,290	5,702	(2,412)	(42.3)
Other income	7,020	6,732	288	4.3
Total revenues from rental operations	223,733	253,478	(29,745)	(11.7)

Property expenses:
Real estate taxes	32,326	33,813	(1,487)	(4.4)
Utilities	10,564	14,605	(4,041)	(27.7)
Operating services	50,639	52,821	(2,182)	(4.1)
Total property expenses	93,529	101,239	(7,710)	(7.6)

Non-property revenues:
Real estate services	8,624	10,783	(2,159)	(20.0)
Total non-property revenues	8,624	10,783	(2,159)	(20.0)

Non-property expenses:
Real estate services expenses	10,106	12,150	(2,044)	(16.8)
General and administrative	62,005	42,836	19,169	44.7
Depreciation and amortization	92,807	96,110	(3,303)	(3.4)
Property impairments	36,582	-	36,582	-
Land and other impairments	23,401	5,088	18,313	359.9
Total non-property expenses	224,901	156,184	68,717	44.0
Operating income	(86,073)	6,838	(92,911)	(1,358.7)
Other (expense) income:
Interest expense	(61,795)	(67,817)	6,022	8.9
Interest and other investment income	42	1,526	(1,484)	(97.2)
Equity in earnings (loss) of unconsolidated joint ventures	(281)	(882)	601	68.1
Gain on change of control of interests	-	13,790	(13,790)	(100.0)
Realized gains (losses) and unrealized losses on disposition	-	-
of rental property, net	(7,915)	233,698	(241,613)	(103.4)
Gain on disposition of developable land	4,813	566	4,247	750.4
Gain on sale of investment in unconsolidated joint venture	-	903	(903)	(100.0)
Gain from extinguishment of debt, net	-	1,801	(1,801)	(100.0)
Total other (expense) income	(65,136)	183,585	(248,721)	(135.5)
Income (loss) from continuing operations	(151,209)	190,423	(341,632)	(179.4)
Discontinued operations:
Income from discontinued operations	63,213	24,686	38,527	156.1
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(23,900)	(15,865)	(8,035)	(50.6)
Total discontinued operations, net	39,313	8,821	30,492	345.7
Net income (loss)	$(111,896)	$199,244	$(311,140)	(156.2)%

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2019 and 2020
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(23,856)	(10.6)%	$(9,795)	(4.3)%	$33,131	14.7%	$(47,192)	(21.0)%
Parking income	(3,765)	(23.4)	(4,406)	(27.4)	1,554	9.7	(913)	(5.7)
Hotel Income	(2,412)	(42.3)	(2,070)	(36.3)	(342)	(6.0)	-	-
Other income	288	4.3	1,766	26.2	766	11.4	(2,244)	(33.3)
Total	$(29,745)	(11.7)%	$(14,505)	(5.7)%	$35,109	13.9%	$(50,349)	(19.9)%

Property expenses:
Real estate taxes	$(1,487)	(4.4)%	$(1,884)	(5.5)%	$6,912	20.4%	$(6,515)	(19.3)%
Utilities	(4,041)	(27.7)	(1,055)	(7.2)	1,289	8.8	(4,275)	(29.3)
Operating services	(2,182)	(4.1)	(3,630)	(6.9)	13,357	25.3	(11,909)	(22.5)
Total	$(7,710)	(7.6)%	$(6,569)	(6.5)%	$21,558	21.3%	$(22,699)	(22.4)%

OTHER DATA:
Number of Consolidated Properties	27		21		6		102
Commercial Square feet (in thousands)	4,566		4,535		31		10,916
Multi-family portfolio (number of units)	4,239		2,577		1,662		1,545

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $9.8 million, or 4.3 percent, for 2020 as compared to 2019, due primarily to a decrease in average same store percent leased of the multifamily residential portfolio in 2020, as compared to 2019.

Parking income. Parking income for the Same-Store Properties decreased $4.4 million, or 27.4 percent, for 2020 as compared to 2019, due primarily to a decrease in usage at commercial properties, due to the COVID-19 pandemic in 2020.

Hotel income. Hotel income for the Same-Store Properties decreased $2.1 million, or 36.3 percent, for 2020 as compared to 2019 due to the partial shutdown of hotel operations due to the COVID-19 pandemic in 2020.

Other income. Other income for the Same-Store Properties increased $1.8 million, or 26.2 percent, for 2020 as compared to 2019, due primarily to early lease termination and other related tenant income recognized in 2020, as compared to 2019.

Real estate taxes. Real estate taxes for the Same-Store Properties decreased $1.9 million, or 5.5 percent, for 2020 as compared to 2019, due primarily to lower tax assessment values for the Company’s office properties in Jersey City, New Jersey, in 2020 as compared to 2019.

Utilities. Utilities for the Same-Store Properties decreased $1.1 million, or 7.2 percent, for 2020 as compared to 2019, due primarily to decreased electricity rates in 2020 as compared to 2019.

Operating services. Operating services for the Same-Store Properties decreased $3.6 million, or 6.9 percent, for 2020 as compared to 2019, due primarily to a decrease in property maintenance and other services expenses in 2020 as compared to 2019.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $2.2 million, or 20.0 percent, for 2020 as compared to 2019, due primarily to decreased third party development and management activity in multi-family services in 2020, as compared to 2019.

Real estate services expense. Real estate services expense decreased $2.0 million, or 16.8 percent, for 2020 as compared to 2019, due primarily to decreased salaries and related expenses from lower third party development and management activities in 2020, as compared to 2019.

General and administrative. General and administrative expenses increased $19.2 million, or 44.7 percent, for 2020 as compared to 2019. This increase is due primarily to an increase in costs incurred in connection with contested elections of the Board of Directors of $8.7 million ($12.8 million in 2020 versus $4.1 million in 2019), management restructuring costs, including severance, separation and related costs, which amounted to $8.2 million in 2020 and dead deal costs incurred in 2020 of $2.6 million.

Depreciation and amortization. Depreciation and amortization decreased $3.3 million, or 3.4 percent, for 2020 over 2019. This decrease was due primarily to a decrease of approximately $13.6 million for 2020 as compared to 2019 for properties sold or removed from service, and a decrease of approximately $3.3 million in 2020 as compared to 2019 for the Same-Store Properties. These were partially offset by an increase of approximately $13.6 million in 2020 as compared to 2019 for the Acquired Properties.

Property impairments. In 2020, the Company recorded impairment charges of $36.6 million on its hotel properties in Weehawken, New Jersey.

Land and other impairments. In 2020, the Company recorded $23.4 million of impairments of developable land parcels. See Note 3: Recent Transactions – Real Estate Held For Sale – to the Financial Statements. In 2019, the Company incurred valuation impairment charges of $5.1 million on developable land parcels. See Note 12: Disclosure of Fair Value of Assets and Liabilities – to the Financial Statements.

Interest expense. Interest expense decreased $6.0 million, or 8.9 percent, for 2020 as compared to 2019. This decrease was primarily the result of lower average interest rates in 2020 as compared to 2019.

Interest and other investment income. Interest and other investment income decreased $1.5 million, or 97.2 percent for 2020 as compared to 2019, due primarily to lower average notes receivable balances outstanding in 2020 as compared to 2019.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.6 million or 68.1 percent, for 2020 as compared to 2019, due primarily to an increase of $2.9 million for 2020 as compared to 2019 from the Urby at Harborside venture, which resulted from the Company’s share of the sale of an economic urban tax credit. This was partially offset by a decrease of $2.0 million for 2020 as compared to 2019 from the Hyatt Regency Hotel Jersey City venture, due to the hotel being shut down since March 2020.

Gain on change of control of interests. The Company recorded a gain on change of control of interests of $13.8 million in 2019 as a result of its acquisition of the controlling interest of its equity partners in a joint venture which owns a multi-family property located in Jersey City, New Jersey.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net loss of $7.9 million in 2020, as compared to a net gain of $233.7 million in 2019. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

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

Discontinued operations. For all periods presented, the Company classified 37 office properties totaling 6.6 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties increased $38.5 million for 2020 as compared to 2019, due primarily to a decrease in depreciation and amortization costs of $46.6 million for 2020 as compared to 2019. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a loss of $23.9 million on these properties in 2020, and a loss of $5.9 million in 2019.

Net income (loss). Net income (loss) decreased to a loss of $111.9 million in 2020 from net income of $199.2 million in 2019. The decrease was due to the factors discussed above.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of office properties (including the Suburban Office Portfolio, of which $407.5 million of properties are under contract for sale), net cash provided by operating activities and draw from its unsecured revolving credit facility. The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration. Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, to the extent available, proceeds from property sales, joint venture capital, long-term and short-term borrowings (including draws on the Company’s unsecured revolving credit facility) and the issuance of additional debt and/or equity securities.

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

Construction Projects

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $142.9 million, of which construction costs of $90.8 million have been incurred through September 30, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $50.9 million as of September 30, 2020, and the remaining construction costs are expected to be funded from a $92 million construction loan (of which $39.9 million was drawn as of September 30, 2020).

The Company is developing a 198-unit multi-family project known as The Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $68.5 million has been incurred through September 30, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $35.4 million of the construction costs, and the remaining construction costs are expected to be funded from a $64 million construction loan (of which $33.1 million was drawn as of September 30, 2020).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $296.1 million have been incurred through September 30, 2020, is expected to be ready for occupancy in first quarter 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $126.6 million was drawn as of September 30, 2020).

REIT Restrictions

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt. If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation. The dividends paid to date for 2020 are expected to fully satisfy the above minimum distribution requirement.

On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020.   As the Company’s management estimated that as of September 2020 it had satisfied its dividends obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront.

Property Lock-Ups

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of September 30, 2020, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 18 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of September 30, 2020, with an aggregate carrying value of approximately $1.6 billion, are subject to these conditions.

Unencumbered Properties

As of September 30, 2020, the Company had 22 unencumbered properties with a carrying value of $1.3 billion representing 46.8 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $0.1 million to $37.4 million at September 30, 2020, compared to $41.2 million at December 31, 2019. This increase is comprised of the following net cash flow items:

(1)	$76.6 million provided by operating activities.

(2)	$83 million used in investing activities, consisting primarily of the following:

	(a)	$1.7 million used for investments in unconsolidated joint ventures; plus
	(b)	$16.2 million used for rental property acquisitions and related intangibles; plus
	(c)	$123.8 million used for additions to rental property and improvements; plus
	(d)	$227.5 million used for the development of rental property, other related costs and deposits; minus
	(e)	$257.5 million net cash from investing activities - discontinued operations; minus
	(f)	$16.4 million from proceeds from the sales of rental property; minus
	(g)	$0.3 million received from repayments of notes receivables; minus
	(h)	$12 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$2.6 million provided by financing activities, consisting primarily of the following:

	(a)	$191 million from borrowings under the unsecured revolving credit facility; plus
	(b)	$258.5 million from proceeds received from mortgages and loans payable; plus
	(c)	$0.1 million from distribution to noncontrolling interests; minus
	(d)	$364 million used for repayments of unsecured revolving credit facility; minus
	(e)	$0.3 million used for repayments of mortgages, loans payable and other obligations; minus
	(f)	$79.9 million used for payments of dividends and distributions; minus
	(g)	$0.7 million used for payment of finance cost; minus
	(h)	$2.2 million used for common unit redemptions.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2020:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$575,000	19.74%	4.09%		2.06
Fixed Rate Secured Debt (b)	1,769,834	60.74%	3.79%		5.74
Variable Rate Secured Debt	412,737	14.17%	3.33%		3.21
Variable Rate Unsecured Debt (c)	156,000	5.35%	1.50%		0.82

Totals/Weighted Average:	$2,913,571	100.00%	3.66%	(b)	4.39
Adjustment for unamortized debt discount	(1,671)
Unamortized deferred financing costs	(16,018)
Total Debt, Net	$2,895,882

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.16 percent as of September 30, 2020, plus the applicable spread.

(b)Balance includes two ten-year mortgage loans obtained by the Company which have fixed rates for the first five years only.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $2.9 million for the nine months ended September 30, 2020. Weighted average maturity includes extension of maturity of unsecured revolving credit facility to July 2021 based on Company’s payment of extension fee in January 2021.

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2020 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2020	$831	$-	$831	4.82%
2021 (b)	590	324,801	325,391	2.35%
2022	550	490,089	490,639	4.00%
2023	2,323	367,086	369,409	3.42%
2024	3,928	434,560	438,488	3.79%
2025	3,799	-	3,799	3.96%
Thereafter	14,701	1,269,774	1,284,475	3.88%
Sub-total	26,722	2,886,310	2,913,032	3.66%
Adjustment for unamortized debt discount/premium, net
as of September 30, 2020	(1,671)	-	(1,671)
Unamortized mark-to-market	539	-	539
Unamortized deferred financing costs	(16,018)	-	(16,018)
Totals/Weighted Average	$9,572	$2,886,310	$2,895,882	3.66%	(c)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.16 percent as of September 30, 2020, plus the applicable spread.

(b)Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $156 million.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $2.9 million for the nine months ended September 30, 2020.

Senior Unsecured Notes

The terms of the Company’s senior unsecured notes (which totaled approximately $575.0 million as of September 30, 2020) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

The terms of the 2017 Credit Facility include: (1) a four-year term ending in January 2021, with two six-month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below); (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio. The Company’s unsecured debt is currently rated B1 by Moody’s and BB- by S&P. On September 30, 2020, the Company gave notice of its election to exercise the first option to extend the 2017 Credit Facility maturity date for a period of six months. Accordingly, the term of the 2017 Credit Facility will be extended to July 2021, upon the Company’s payment of the 7.5 basis point extension fee by January 2021.

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

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its Suburban Office Portfolio assets over time, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of November 2, 2020, the Company had outstanding borrowings of $177 million under its unsecured revolving credit facility. The Company is reviewing various financing and refinancing options, including the redemption or purchase of the senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2020. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the three months ended September 30, 2020 and 2019, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at July 1, 2020	90,596,723	9,586,528	100,183,251
Restricted stock issued	52,974		52,974
Conversion of deferred stock units for common stock	61,277		61,277
Common units redeemed for common stock	-	-	-
Redemption of common units	-	(2,225)	(2,225)
Conversion of LTIP units for common units	-	2,225	2,225
Vested LTIP units	-	86,030	86,030
Cancellation of restricted stock	-	-	-
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1,081	-	1,081

Outstanding at September 30, 2020	90,712,055	9,672,558	100,384,613

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at July, 2019	90,553,357	9,976,344	100,529,701
Common units redeemed for common stock	-	-	-
Redemption of common units	-	(3,000)	(3,000)
Conversion of LTIP units for common units	-	-	-
Conversion of deferred stock units for common stock	-	-	-
Vested LTIP units	-	-	-
Cancellation of restricted stock	(1,936)	-	(1,936)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	546	-	546

Outstanding at September 30, 2019	90,551,967	9,973,344	100,525,311

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the nine months ended September 30, 2020 and 2019, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2020	90,595,176	9,612,064	100,207,240
Restricted stock issued	52,974	-	52,974
Conversion of deferred stock units for common stock	61,277	-	61,277
Common units redeemed for common stock	-	-	-
Conversion of LTIP units for common units	-	6,655	6,655
Vested LTIP units	-	153,792	153,792
Cancellation of common unit	-	(1)	(1)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,628	-	2,628
Redemption of common units	-	(99,952)	(99,952)

Outstanding at September 30, 2020	90,712,055	9,672,558	100,384,613

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2019	90,320,306	10,229,349	100,549,655
Common units redeemed for common stock	38,011	(38,011)	-
Conversion of LTIP units for common units	-	18,438	18,438
Conversion of deferred stock units for common stock	193,949	-	193,949
Vested LTIP Units	-	68,206	68,206
Cancellation of restricted stock	(1,936)	-	(1,936)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1,637	-	1,637
Redemption of common units	-	(304,638)	(304,638)

Outstanding at September 30, 2019	90,551,967	9,973,344	100,525,311

Share/Unit Repurchase Program

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of September 30, 2020, the General Partner has a remaining authorization under the Repurchase Program of $139 million. There were no common stock repurchases in the year ended December 31, 2019 and through November 2, 2020.

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of November 2, 2020.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of November 2, 2020.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. Such debt has a total facility amount of $304.0 million of which the Company has agreed to guarantee up to $33.2 million. As of September 30, 2020, the outstanding balance of such debt totaled $255.6 million of which $28.4 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of September 30, 2020:

		Payments Due by Period
		Less than 1		2 – 3		4 – 5		6 – 10	After 10
(dollars in thousands)	Total	Year		Years		Years		Years	Years
Senior unsecured notes	$627,988	$22,163		$605,825		$-		$-	$-
Unsecured revolving credit
facility and term loans	157,949	157,949	(a)	-		-		-	-
Mortgages, loans payable
and other obligations (b)	2,493,061	230,291		425,644	(c)	576,291	(d)	1,260,835	-
Payments in lieu of taxes
(PILOT)	11,430	7,197		4,233		-		-	-
Ground lease payments	162,191	1,750		3,504		3,521		8,749	144,667
Other obligations	6,167	6,167		-		-		-	-
Total	$3,458,786	$425,517		$1,039,206		$579,812		$1,269,584	$144,667

(a)Interest payments assume LIBOR rate of 0.16 percent, which is the weighted average rate on this outstanding variable rate debt at September 30, 2020, plus the applicable spread.

(b)Interest payments assume LIBOR rate of 0.17 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at September 30, 2020, plus the applicable spread.

(c)Includes $223 million pertaining to various mortgages with one-year extension options.

(d)Includes $127 million pertaining to various mortgages with one-year extension options.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) available to common shareholders	$(42,208)	$(55,928)	$(117,019)	$166,513
Add (deduct): Noncontrolling interests in Operating Partnership	(7,874)	(6,005)	(16,166)	18,191
Noncontrolling interests in discontinued operations	3,388	(154)	3,776	896
Real estate-related depreciation and amortization on
continuing operations (a)	34,665	35,785	101,560	104,197
Real estate-related depreciation and amortization
on discontinued operations	1,366	16,797	4,271	50,418
Property impairments on continuing operations	36,582	-	36,582	-
Property impairments on discontinued operations	-	5,894	-	11,696
Gain on change of control of interests	-	-	-	(13,790)
Gain on sale of investment in unconsolidated joint venture	-	-	-	(903)
Continuing operations: Realized (gains) losses and unrealized losses
on disposition of rental property, net	-	34,666	7,915	(233,698)
Discontinued operations: Realized (gains) losses and unrealized losses
on disposition of rental property, net	(15,775)	413	23,900	413
Funds from operations available to common stock
and Operating Partnership unitholders (b)	$10,144	$31,468	$44,819	$103,933

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $3,331 and $3,655 for the three months ended September 30, 2020 and 2019, respectively, and $10,020 and $9,341 for the nine months ended September 30, 2020 and 2019, respectively. Excludes non-real estate-related depreciation and amortization of $336 and $611 for the three months ended September 30, 2020 and 2019, respectively, and $1,268 and $1,661 for the nine months ended September 30, 2020 and 2019, respectively.

(b)Net income available to common shareholders for the three months ended September 30, 2020 and 2019, included $1,292 and $2,589, respectively, of land impairment charges and zero and $296, respectively, from gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets. Net income available to common shareholders for the nine months ended September 30, 2020 and 2019, included $23,401 and $5,088, respectively, of land impairment charges and $4,813 and $566, respectively, from gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets.

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

Approximately $2.3 billion of the Company’s long-term debt as of September 30, 2020 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of September 30, 2020 ranged from LIBOR plus 184 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $5.6 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2020 would be approximately $101.2 million.

September 30, 2020
Debt,
including current portion	10/1/20 -										Fair
($s in thousands)	12/31/2020	2021	2022	2023	2024	2025	Thereafter	Sub-total	Other (a)	Total	Value
				0
Fixed Rate	$831	$169,391	$300,550	$336,321	$311,927	$3,799	$1,221,475	$2,344,294	$(11,715)	$2,332,579	$2,400,186
Average Interest Rate	4.85%	3.19%	4.61%	3.53%	3.43%	3.96%	3.86%			3.86%
		0
Variable Rate	$-	$156,000	$190,089	$33,088	$126,561	$-	$63,000	$568,738	$(5,435)	$563,303	$563,303

(a) Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of September 30, 2020.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)             None.

(b)             Not Applicable.

(c)             Not Applicable.

Item 3.     Defaults Upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

(a)             On November 3, 2020, the General Partner entered into amended and restated employment agreements with each of David Smetana, the General Partner’s Chief Financial Officer, Ricardo Cardoso, the General Partner’s Executive Vice President and Chief Investment Officer, Gary T. Wagner, the General Partner’s General Counsel and Secretary, and Giovanni M. DeBari, the General Partner’s Chief Accounting Officer (each, an “Employment Agreement” and, collectively, the “Employment Agreements”).

Each of the Employment Agreements with Messrs. Smetana, Cardoso, Wagner and DeBari (each, an “Executive”) provides as follows:

  • An initial term through December 31, 2022;

  • An annual base salary of $550,000 for Mr. Cardoso and $450,000 for Messrs. Smetana, Wagner and DeBari;

• An annual cash bonus opportunity to be based on performance goals to be established annually by the General Partner’s board of directors or the executive compensation and option committee of the board of directors, with bonus opportunities for 2021 of (a) 50% of base salary for threshold performance for Messrs. Smetana, Cardoso and Wagner and 20% of base salary for threshold performance for Mr. DeBari, (b) 100% of base salary for target performance for Messrs. Smetana, Cardoso and Wagner and 40% of base salary for target performance for M. DeBari, and (c) 200% of base salary for maximum performance for Mr. Cardoso, 150% of base salary for maximum performance for Messrs. Smetana and Wagner, and 60% of base salary for maximum performance for Mr. DeBari;

• During the term of the employment agreement, eligibility to be granted long-term incentive or equity awards as may be determined by the General Partner’s board of directors or the executive compensation and option committee of the board of directors, provided that for 2021 and 2022, Mr. Cardoso shall be eligible to receive an award of long-term incentive plan (“LTIP”) units of limited partnership interests (“LTIP Units”) of the Company with a target grant date value of $2 million, which LTIP Units may be earned from 0% to 200% based on the aggregate gross sales price of office properties sold from August 1, 2020 to December 31, 2022 for not less than 85% of its estimated net asset value, with threshold performance of $500 million in sales volume, target performance of $700 million in sales volume and maximum performance of $900 million in sales volume, with linear interpolation of payouts between performance levels.

• Upon a termination on account of death or disability, the Executive, or his beneficiaries in the case of death, will receive payments (payable as and when such amounts would have been payable had the Executive’s employment not ended) consisting of accrued and unpaid base salary, expense reimbursement and benefits under the General Partner’s health and welfare plans through the termination date, any earned but unpaid annual bonus for the previous year, plus a prorated portion of the annual bonus payable for the year of such termination based on actual performance for such year; and

• Upon a termination without “cause” (as defined in each of the Employment Agreements) or by the executive for “good reason” (as defined in each of the Employment Agreements) during the term of the applicable Employment Agreement, subject to the Executive signing a release in the form attached to each of the Employment Agreements, the Executive will be entitled to the same benefits as in the event of a termination due to death or disability, plus (a) a lump sum cash payment equal to one and one-half (1.5) times the sum of the Executive’s (i) annual base salary immediately prior to the termination date and (ii) target annual bonus for the year of such termination and (b) COBRA payments for up to 18 months after termination; provided, however, that if such termination occurs during a “change in control period” (as defined in each of the Employment Agreements), the lump sum payment described in clause (a) above shall be equal to two (2.0) times the sum of Executive’s (i) annual base salary immediately prior to the termination date and (ii) target annual bonus for the year of such termination.

Under each of the Employment Agreements, each Executive will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during his employment with the General Partner and for one year after termination of employment, in each case in circumstances in which the Executive is entitled to receive severance benefits under his Employment Agreement following the termination of employment. In addition, each Executive will be entitled to customary employee benefits under the Company’s health and welfare plans.

Disclosure of the Employment Agreements is being made under this Part II, Item 5 of Form 10-Q in lieu of Items 1.01, 5.02 and 9.01 of Form 8-K. Copies of the Employment Agreements for Messrs. Smetana, Cardoso, Wagner and DeBari are filed as Exhibits 10.117 through 10.120 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

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

10.116#

Consulting and Cooperation Agreement, dated as of August 8, 2020, by and among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., and Michael J. DeMarco (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2020 and incorporated herein by reference).

10.117#*	Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Mack-Cali Realty Corporation and David Smetana.

10.118#*	Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Mack-Cali Realty Corporation and Ricardo Cardoso.

10.119#*	Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Mack-Cali Realty Corporation and Gary T. Wagner.

10.120#*	Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Mack-Cali Realty Corporation and Giovanni M. DeBari.

31.1*	Certification of the General Partner’s Interim Chief Executive Officer, MaryAnne Gilmartin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Interim Chief Executive Officer, MaryAnne Gilmartin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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
101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Mack-Cali Realty Corporation
(Registrant)

Date:	November 4, 2020	By:	/s/ MaryAnne Gilmartin
MaryAnne Gilmartin
Interim Chief Executive Officer
(principal executive officer)

Date:	November 4, 2020	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	November 4, 2020	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date:	November 4, 2020	By:	/s/ MaryAnne Gilmartin
MaryAnne Gilmartin
Interim Chief Executive Officer
(principal executive officer)

Date:	November 4, 2020	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	November 4, 2020	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)