Form 10-K
period 2020-12-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2021-02-25
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Mack-Cali Realty Corporation	YES ☐ NO ☒
Mack-Cali Realty, L.P.	YES ☐ NO ☒

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the Mack-Cali Realty Corporation was $1,314,998,454.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.  The registrant has no non-voting common stock.

As of February 23, 2021, 90,729,044 shares of common stock, $0.01 par value, of Mack-Cali Realty Corporation (“Common Stock”) were outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 145.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Mack-Cali Realty Corporation’s definitive proxy statement for fiscal year ended December 31, 2020 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 9, 2021 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2020.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of December 31, 2020, the General Partner owned an approximate 90.4 percent common unit interest in the Operating Partnership. The remaining approximate 9.6 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

FORM 10-K

PART I

ITEM 1.    BUSINESS

GENERAL

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively the “General Partner”), is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.4 percent common unit interest in the Operating Partnership as of December 31, 2020 and 2019, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of December 31, 2020, the Company owned or had interests in 52 properties, consisting of 25 office properties, totaling approximately 8.1 million square feet, leased to approximately 225 commercial tenants, 19 multi-family rental properties containing 5,825 residential units, four parking/retail properties totaling approximately 108,000 square feet, three hotels containing 723 rooms and a parcel of land leased to a third party, plus developable land (collectively, the “Properties”). The Properties are comprised of: (a) 42 wholly-owned or Company-controlled properties consisting of 23 office buildings aggregating approximately 7.9 million square feet, 13 multi-family properties totaling 4,039 apartment units, three parking/retail properties, two hotels and a parcel of land leased to a third party (collectively, the “Consolidated Properties”); and (b) two office properties totaling approximately 0.2 million square feet, six multi-family properties totaling 1,786 apartment units, a retail property totaling 51,000 square feet and a 351-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2020, the Company’s stabilized office properties included in the Consolidated Properties were 78.7 percent leased. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date. Leases that expired as of December 31, 2020 aggregate 145,404 square feet, or 1.8 percent of the net rentable square footage. The Properties are located in three states, primarily in the Northeast, and the District of Columbia. See Item 2: Properties.

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

STRATEGIC DIRECTION

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet, which excludes the Company’s office properties in Jersey City and Hoboken, New Jersey (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a property not classified as held for sale) are being classified as discontinued operations for all periods presented herein.

In late 2019 and through December 31, 2020, the Company completed the sale of 20 of these suburban office properties, totaling 3.2 million square feet, for net sales proceeds of $377.4 million. As of December 31, 2020, the Company identified as held for sale 16 office properties in the Suburban Office Portfolio, totaling 3.0 million square feet (of which the Company currently has 15 properties totaling 2.8 million square feet under contract for sale for aggregate gross proceeds of $652.4 million). In January 2021, the Company completed the sale of one of the properties held for sale, which was a 149,600 square foot office property, for a gross sales price of $38 million.

The Company plans to complete the sale of substantially all of its remaining Suburban Office Portfolio properties in 2021, and plans to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

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

The Company seeks to maximize the value of its existing office and multi-family rental portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation costs within the markets that it operates, and further within the parameters of those markets. The Company continues to pursue internal growth through leasing vacant space, re-leasing space at the highest possible effective rents in light of current market conditions with contractual rent increases and developing or redeveloping office space for its diverse base of high credit quality tenants, including MUFG Bank Ltd; KPMG, LLP; and Bank of America Merrill Lynch. In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal and development.

The Company continually reviews its portfolio and opportunities to divest office and multi-family rental properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate or can be sold at attractive prices when market conditions are favorable.  The Company anticipates continuing to redeploy the proceeds from sales of office and multi-

family rental properties to primarily pay down corporate-level, unsecured indebtedness, as well as develop, redevelop and acquire multi-family rental properties, and reposition certain office properties into multi-family/mixed use properties, in its core Northeast sub-markets.

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

Development: The Company seeks to selectively develop additional properties either directly or through joint ventures where it believes such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies. The Company identifies development opportunities primarily through its local market presence. Such development primarily will occur: (i) in stable core markets where the demand for such space exceeds available supply; and (ii) where the Company is, or can become, a significant and preferred owner and operator. As part of the Company’s strategy to expand its multi-family rental portfolio, the Company may consider development opportunities with respect to improved land with existing commercial uses and seek to rezone the sites for multi-family rental use and development in its core markets. As a result of competitive market conditions for land suitable for development, the Company may be required to hold land prior to construction for extended periods while entitlements or rezoning is obtained. The Company also may undertake repositioning opportunities that may require the expenditure of significant amounts of capital.

Property Sales: While management’s principal intention is to own and operate its properties on a long-term basis, it periodically assesses the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the core markets in which they are located. The Company continually reviews its portfolio and opportunities to divest properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or can be sold at attractive prices when market conditions are favorable. The Company completed the sales of rental property for aggregate gross sales proceeds of $383.3 million during 2020 and $1.1 billion during 2019 and plans to divest the remainder of substantially all of its Suburban Office Portfolio in 2021.

Financial

The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio. As of December 31, 2020 and 2019, the Company’s total debt constituted approximately 48 percent of total undepreciated assets of the Company. Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances. The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, joint venture capital, and short-term and long-term borrowings (including draws on the Company’s unsecured revolving credit facility), and the issuance of additional debt or equity securities.

HUMAN CAPITAL RESOURCES

Overview

Unlike some other real estate companies, which may outsource leasing and management of their properties to third parties, the Company is a fully-integrated REIT that performs substantially all real estate leasing, management, property transactions, and development on an in-house basis.

As of December 31, 2020, the Company had approximately 256 full-time employees, 27 fewer than it had as of December 31, 2019.

The reduction in the number of employees was primarily due to the ongoing disposition of our Suburban Office Portfolio, partially offset by net increases in maintenance personnel to support the Company’s multi-family residential portfolio. The Company’s average turnover rate was 9.5 percent from 2019 to 2020. Regarding employee tenure, 25 percent of the Company’s employees have been with it for at least 10 years, with 18 percent of employees having a tenure of at least 15 years, and another 12 percent having a tenure of at least 20 years.

Approximately 74 percent of the Company’s employees are directly involved in property management, management services, and on-site leasing and maintenance of our portfolio, including property managers, maintenance engineers, technicians, HVAC technicians, project managers. 81 percent of these employees mainly serve management, on-site leasing and maintenance services for the multi-family residential portfolio, with 19 percent mainly serving the management and maintenance of the office portfolio. All of these personnel salaries and related costs are allocated to our real estate portfolio and management businesses, and recorded in Operating services or Real estate services expenses. Approximately five percent of our employees work in in the corporate development department and are directly involved in the Company’s development pipeline. When applicable, personnel salaries and related costs of such development employees are capitalized as a development expenditure. Generally, all other employee costs, are recorded as general and administrative expense, including corporate office leasing personnel.

Diversity and Inclusion

The Company fosters an inclusive work environment based on respect, empowerment and collaboration. It has carefully built a workplace where diversity thrives, spanning race, gender, ethnicity, age, sexual orientation, physical ability and experience. The Company is an equal pay, equal opportunity employer. As of December 31, 2020, 42 percent of employees were female and 43 percent of employees were persons of color or other minority groups. Currently, four of the nine members (or 44 percent) of our Board of Directors are female and/or racially diverse. In addition, the Company has a robust diversity and inclusion initiative with the overall goal of creating opportunities for all people in the commercial real estate industry in the local communities in which it operates and within its own workforce.

Employee Incentives

The Company strives to provide career opportunities in an energized, inclusive and collaborative environment tailored to retain, attract and reward highly performing employees. We do so in a culture built on the foundations of collegiality, teamwork, hard work, humility, creativity, humor, respect, acceptance, expertise and dedication to each other, our stockholders and our customers.

The Company provides a comprehensive benefits package intended to meet and exceed the needs of our employees and their families. Our competitive offerings help our employees stay healthy, balance their work and personal lives, and meet their financial and retirement goals. For employees earning less than $50,000 annually, the Company pays 100 percent of the health insurance coverage premiums for its employees and their families, and generally 75 percent of the premiums of health and dental insurance coverage for all employees, as well as 100 percent of the cost of life insurance and short-term and long-term disability insurance. In addition, it offers the following enrichment opportunities and benefits to our employees:

•The Company maintains a 401(k) plan with a history of annual discretionary Company employee match or profit sharing contributions;

•The Company offers tuition reimbursement for education costs for employees who have been with it for at least one year;

•Employees receive numerous training resources, including modules on preventing unlawful harassment, phishing, hazardous communications and real estate licensing; and

•The Company also promotes the philanthropic efforts of our employees by providing paid time off toward volunteerism, matching employee charitable contributions dollar for dollar (up to $1,000 per employee per year), and in total, has contributed over $2.1 million of donations to charitable causes over the three-year period ended December 31, 2020.

More information regarding the Company’s human capital policies, programs and initiatives is available under the “Investors” section of its public website. Information on the website is not considered part of this Annual Report.

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

GOVERNMENT REGULATIONS

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

INDUSTRY SEGMENTS

The Company operates in two industry segments: (i) commercial and other real estate and (ii) multi-family real estate and services. As of December 31, 2020, the Company does not have any foreign operations and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

SIGNIFICANT TENANTS

As of December 31, 2020, no tenant accounted for more than 10 percent of the Company’s consolidated revenues.

RECENT DEVELOPMENTS

Properties Commencing Initial Operations

During the year ended December 31, 2020, the Company commenced initial operations of a multi-family property located in Malden, Massachusetts and containing 326 apartment units, which was completed for total costs of approximately $104 million.

Consolidations

On March 12, 2020, the Company, acquired its equity partner's 80 percent interest in Port Imperial North Retail L.L.C., a ground floor retail space totaling 30,745 square feet located at Port Imperial, West New York, New Jersey for $13.3 million in cash (funded through borrowing under the Company’s unsecured credit facility.) The results of the transaction increased the Company’s interest to 100 percent. Upon the acquisition, the Company consolidated the joint venture, a voting interest entity. As an acquisition of the remaining interests in the venture which owns the Port Imperial North Retail L.L.C., the Company accounted for the transaction as an asset acquisition under a cost accumulation model, and as such no gain on change of control of interest was recognized in consolidation, resulting in total consolidated net assets of $15.0 million.

Dispositions/Real Estate Held for Sale

During the year ended December 31, 2020, the Company disposed of 18 office properties, two multi-family rental properties and three developable land properties in New Jersey, New York and Maryland for net sales proceeds of approximately $389.7 million, with net gains recorded on the sales of approximately $38.2 million from the dispositions.

The Company identified 16 office properties, a retail pad leased to others and several developable land parcels as held for sale as of December 31, 2020. The total estimated sales proceeds, net of expected selling costs, from these sales are expected to be approximately $743.5 million. The Company determined that the carrying value of six of these properties and several land parcels was not expected to be recovered from estimated net sales proceeds and accordingly, during the year ended December 31, 2020, recognized an unrealized loss allowance of $15.7 million on the properties ($14 million of which are from discontinued operations), and also recorded land and other impairments of $9.5 million.

 Impairments on Properties Held and Used

The Company determined that, due to the shortening of its expected period of ownership and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its two adjacent hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values.  One of these hotels has closed its rooms since March 2020. Accordingly, the Company recorded an impairment charge of $36.6 million on these hotels at September 30, 2020, which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2020. The Company also evaluated the recoverability of the carrying values of its land parcels and determined that it was necessary to reduce the carrying values of three held-and-used land parcels to their estimated fair values and recorded land and other impairment charges of $7.3 million for the year ended December 31, 2020.

Unconsolidated Joint Venture Activity

On December 31, 2020, the Crystal House Apartment Investors LLC, an unconsolidated joint venture property located in Arlington, Virginia sold its sole apartment property for an aggregate sales price of $376.6 million. The Company received $62.7 million for its share of net sale proceeds from the joint venture and realized its share of the gain on the property sale from the unconsolidated joint venture of $35.1 million.

On December 17, 2020, the Company sold its interest in the Hillsborough 206 Holdings joint venture which owns a developable land located in Hillsborough, New Jersey for a sale price of $2.1 million, and realized a gain on sale from unconsolidated joint ventures of $0.1 million.

Development Activity

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $143.8 million, of which construction costs of $98.1 million have been incurred through December 31, 2020, is expected to be ready for occupancy in the first half of 2021. The Company has funded $51.8 million as of December 31, 2020, and the remaining construction costs are expected to be funded primarily from a $92 million construction loan (of which $46.3 million was drawn as of December 31, 2020).

The Company is developing a 198-unit multi-family project known as The Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $77.9 million have been incurred through December 31, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $35.4 million of the construction costs, and the remaining construction costs are expected to be funded primarily from a $64 million construction loan (of which $42.5 million was drawn as of December 31, 2020).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $331 million have been incurred through December 31, 2020, is expected to be ready for occupancy in first quarter 2022. The Company has funded $169.5 million as of December 31, 2020, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $161.5 million was drawn as of December 31, 2020).

Operations

Of the Company’s office markets, most continue to show signs of rental rate improvement while the leased percentage has declined or stabilized. The percentage leased in the Company’s stabilized core operating commercial properties included in its Consolidated Properties was 78.7 percent at December 31, 2020, as compared to 80.7 percent at December 31, 2019 and 83.2 percent at December 31, 2018 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of December 31, 2020, 2019 and 2018 aggregate 145,404, 31,982 and 10,108 square feet, respectively, or 1.8, 0.3 and 0.1 percentage of the net rentable square footage, respectively. With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes that rental rates on new leases will generally be, on average, not lower than rates currently being paid. If these recent leasing results do not prove to be sustaining during 2021, the Company may receive less revenue from the same space.

FINANCING ACTIVITY

In January 2020, the Company increased its borrowing on a mortgage loan to $265 million from $232 million, collateralized by the Company’s Liberty Towers property, a 648-unit multi-family rental property in Jersey City, New Jersey, and received net proceeds of $31.8 million. In November 2020, the Company modified its Monaco $165 million mortgage, extending the maturity date from February 2021 to November 2027. In December 2020, the Company obtained a $72 million mortgage loan collateralized by the Company’s Emery property, a 326-unit multi-family rental property in Malden, Massachusetts, that matures in January 2031 and received net loan proceeds of $10.4 million after repaying its construction loan. In January 2021, the Company exercised the option to extend the unsecured revolving credit facility maturity date for a period of six months to July 2021.

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

In addition, the extent to which the ongoing COVID-19 pandemic impacts us and our tenants and residents will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2020, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

OPERATING RISKS

The ongoing coronavirus ("COVID-19") pandemic and measures intended to prevent its spread present material uncertainty and risk and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The global outbreak of COVID-19 across many countries around the globe, including the United States, has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. Certain states and cities, including all of the jurisdictions in which our properties are located, have taken measures to prevent or slow the spread of COVID-19, including by instituting quarantines, restrictions on travel, "stay-at-home" rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.  As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our customers operate.  We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramification of the disease, and the societal and governmental responses in the communities in which we operate. In addition, we have adapted our operations to protect our employees, including by implementing a work from home policy.  As a result, many of our employees are currently working remotely.  An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

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

The extent to which the COVID-19 pandemic may adversely affect our business will depend on future developments, including, among others, the severity and duration of the pandemic, the roll-out of COVID-19 vaccines and their effectiveness in curbing the spread of the virus, the nature and duration of other measures taken to contain the pandemic or mitigate its impact, and the direct and indirect economic impact of the pandemic and containment measures on the industries in which we and our customers operate.  Among other things COVID-19 and government and our responses to the virus could (1) adversely affect the ability of our suppliers and vendors to provide products and services to us; (2) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; and (3) increase our cost of capital and adversely impact our access to capital. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19 or the measures the government and we take in response thereto on our financial position, results of operations and cash flows.

Adverse economic and geopolitical conditions in general and the Northeastern office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to you.

Our business may be affected by the continuing volatility in the financial and credit markets, the general global economic conditions, continuing high unemployment, and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. Our business also may be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in New Jersey, New York and Massachusetts. Because our portfolio currently consists primarily of office and multi-family rental buildings (as compared to a more diversified real estate portfolio) located in the Northeast, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:

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

Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions. For instance, 27.5 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial industry, 15.1 percent from tenants in the Credit Intermediation and Related Activities industry and 11.3 percent from tenants in the Insurance Carriers and Related Activities industry. Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended (the “IRS Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom the Operating Partnership issued Units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains. These restrictions expired in February 2016. Upon the expiration of such restrictions we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals. After the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 16 of our properties, as well as certain land and development projects, including properties classified as held for sale as of December 31, 2020, with an aggregate carrying value of approximately $1.5 billion, are subject to these conditions. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

We may not be able to dispose of non-core office assets within our anticipated timeframe or at favorable prices: The Company has determined to sell over time properties at total estimated sales proceeds of up to $800 million, comprised primarily from the sale of the Suburban Office Portfolio. While we intend to dispose of these properties opportunistically over time, there can be no assurance that these dispositions will be completed during the period of our strategic initiative. In addition, market conditions will impact our ability to dispose of these properties, and there can be no assurance that we will be successful in disposing of these properties for their estimated sales prices. A failure to dispose of these properties for their estimated market values as planned, or unfavorable tax consequences of the disposition of these properties could have a material adverse effect on our ability to finance our acquisition and development plans and could adversely affect our ability to make distributions or payments to our investors.

New acquisitions, including acquisitions of multi-family rental properties, may fail to perform as expected and will subject us to additional new risks and could adversely affect our ability to make distributions or payments to our investors: We intend to and may acquire new properties, primarily in the multi-family rental sector, assuming that we are able to obtain capital on favorable terms. Such newly acquired properties may not perform as expected and may subject us to unknown liability with respect to liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, residents, vendors or other persons against the former owners of the properties. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated. The search for and process of acquiring such properties will also require a substantial amount of management’s time and attention. As our portfolio shifts from primarily commercial office properties to increasingly more multi-family rental properties we will face additional and new risks such as:

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

CAPITAL AND FINANCING RISKS

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

As of December 31, 2020, we had total outstanding indebtedness of $2.8 billion comprised of $573 million of senior unsecured notes, outstanding borrowings of $25 million under our unsecured revolving credit facility, and approximately $2.2 billion of mortgages, loans payable and other obligations. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2020, outstanding borrowings of approximately $25 million under our unsecured revolving credit facility and approximately $402 million of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

MANAGEMENT RISKS

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

We are dependent upon key personnel for strategic business direction and real estate experience, including our interim chief executive officer, chief financial officer, chief investments officer, chief accounting officer, general counsel, and chairman of Roseland Residential Trust. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We do not have key man life insurance for our key personnel. In addition, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may become increasingly dependent on non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

Our real estate construction management activities are subject to risks particular to third-party construction projects.

As we may perform fixed price construction services for third parties, we are subject to a variety of risks unique to these activities. If construction costs of a project exceed original estimates, such costs may have to be absorbed by us. In addition, a construction project may be delayed due to circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated. If any such excess costs or project delays were to be material, such events may adversely affect our cash flow and liquidity and thereby impact our ability to make distributions or payments to our investors.

INVESTMENT RISKS

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

REIT STATUS RISKS

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

In addition, the consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) the Operating Partnership with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets. As of February 23, 2021, the General Partner owned approximately 91 percent of the Operating Partnership’s outstanding common partnership units.

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

OTHER RISKS

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

PROPERTY LIST

As of December 31, 2020, the Company’s Consolidated Properties consisted of 27 in-service commercial properties, as well as 13 multi-family rental properties and two hotels. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 7.9 million square feet of commercial space and 4,039 apartment units with the individual commercial properties ranging from 8,400 to 1,246,283 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction. The Company’s commercial tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its in-service properties are well-maintained and do not require significant capital improvements.

Office Properties

			Percentage	2020		2020	2020
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/20	($000’s)	of Total 2020	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

ESSEX COUNTY
Millburn (Short Hills)
150 J.F. Kennedy Parkway (h)	1980	247,476	54.6	5,489	1.64	40.62	38.76
51 J.F. Kennedy Parkway (h)	1988	260,741	86.9	11,868	3.54	52.38	52.23
101 J.F. Kennedy Parkway (h)	1981	197,196	98.4	8,279	2.47	42.67	41.69
103 J.F. Kennedy Parkway (h)	1981	123,000	100.0	5,111	1.52	41.55	41.55

HUDSON COUNTY
Hoboken
111 River Street	2002	566,215	81.9	20,397	6.08	43.98	39.70
Jersey City
Harborside Plaza 2	1990	761,200	80.7	22,794	6.80	37.11	30.61
Harborside Plaza 3 (c)	1990	726,022	83.3	21,726	6.48	35.92	29.64
Harborside Plaza 4-A	2000	231,856	100.0	4,765	1.42	20.55	15.66
Harborside Plaza 5	2002	977,225	55.8	20,933	6.25	38.39	33.48
101 Hudson Street (c)	1992	1,246,283	82.2	31,921	9.52	31.16	23.38

MERCER COUNTY
Princeton
100 Overlook Center (h)	1988	149,600	94.0	4,116	1.23	29.27	27.48

MIDDLESEX COUNTY
Edison
333 Thornall Street (h)	1984	196,128	88.9	5,730	1.71	32.86	31.11
343 Thornall Street (h)	1991	195,709	92.3	6,431	1.92	35.60	33.67
Iselin
99 Wood Avenue South (h)	1987	271,988	81.7	8,161	2.43	36.73	36.29
101 Wood Avenue South (h)	1990	262,841	100.0	9,443	2.82	35.93	35.09

Office Properties
(Continued)
			Percentage		2020		2020	2020
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/20		($000’s)	of Total 2020	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

MONMOUTH COUNTY
Holmdel
23 Main Street	1977	350,000	100.0		4,566	1.36	13.05	10.31
Middletown
One River Centre Bldg 1 (h)	1983	122,594	91.3		3,101	0.92	27.71	26.49
One River Centre Bldg 2 (h)	1983	120,360	100.0		3,092	0.92	25.69	24.54
One River Centre Bldg 3 (h)	1984	194,518	39.4		2,056	0.61	26.83	24.67
Red Bank
100 Schultz Drive (h)	1989	100,000	28.5		893	0.27	31.33	29.12
200 Schultz Drive (h)	1988	102,018	85.8		2,538	0.76	29.00	27.64

MORRIS COUNTY
Madison
7 Giralda Farms (h)	1997	236,674	60.1		4,706	1.40	33.08	32.30
Parsippany
4 Gatehall Drive (h)	1988	248,480	59.5		4,668	1.39	31.57	30.21

Total New Jersey Office		7,888,124	78.7	(j)	212,784	63.46	34.27	30.22

TOTAL OFFICE PROPERTIES		7,888,124	78.7	(j)	212,784	63.46	34.27	30.22

Retail/Garage Properties, and Land Leases

			Percentage		2020		2020	2020
		Net	Leased		Base		Average	Average
		Rentable	as of		Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/20		($000’s)	of Total 2020	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)		(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

HUDSON COUNTY
Weehawken
100 Avenue at Port Imperial (m)	2016	8,400	100.0		323	0.10	38.45	37.26
500 Avenue at Port Imperial (n)	2013	18,064	88.1		523	0.16	32.86	28.02
West New York
Port Imperial North Retail (g)	2008	30,745	52.3		81	0.02	6.23	1.39

Total Retail/Garage Properties		57,209	70.6		927	0.28	23.42	19.34

NEW JERSEY

MORRIS COUNTY
Hanover
Wegmans Land Lease	-	-	-		2,135	0.64	-	-

Total Land Leases		-	-		2,135	0.64	-	-

TOTAL COMMERCIAL PROPERTIES		7,945,333	78.7	(j)	215,846	64.38	34.54	30.39

Multi-Family Rental and Hotel Properties

		Net		Percentage	2020		Percentage	2020
		Rentable		Leased	Base		of Total	Average
		Commercial		as of	Rent		2020	Base Rent
	Year	Area	Number	12/31/20	($000’s)		Base Rent	Per Home
	Built	(Sq. Ft.)	of Units/Rooms	(%) (a)	(b) (c)		(%)	($) (c) (i)
NEW JERSEY

HUDSON COUNTY
Jersey City
Monaco North	2011	-	243	77.4	8,219		2.45	3,643
Monaco South	2011	-	280	77.1	7,318		2.18	2,823
Marbella I	2003	-	412	74.8	11,969		3.57	3,238
Marbella II (g)	2016	-	311	78.2	10,036		2.99	3,442
Liberty Towers (g)	2003	-	648	83.2	22,648		6.76	3,502
Soho Lofts (g)	2017	-	377	85.9	14,877		4.44	3,826
Weehawken
Riverhouse11 at Port Imperial	2018	-	295	94.0	10,167		3.03	3,059

MORRIS COUNTY
Morris Plains
Signature Place	2018	-	197	94.9	5,386		1.61	2,400

Total New Jersey Multi-Family Rental		-	2,763	82.6	90,620		27.03	3,309

NEW YORK

WESTCHESTER COUNTY
Eastchester
Quarry Place at Tuckahoe	2016	-	108	92.7	4,239		1.26	3,533

Total New York Multi-Family Rental		-	108	92.7	4,239		1.26	3,533

MASSACHUSETTS
MIDDLESEX COUNTY
Malden
The Emery at Overlook Ridge (g)	2020	-	326	90.0	2,802		0.84	951

SUFFOLK COUNTY
East Boston
Portside at Pier One	2014	-	181	91.3	5,434		1.62	2,744
Portside 5/6	2018	-	296	90.5	8,750		2.61	2,721

WORCESTER COUNTY
Worcester
145 Front at City Square	2018	-	365	94.0	7,584		2.26	1,843

Total Massachusetts Multi-Family Rental		-	1,168	91.5	24,570		7.33	1,957

Total Multi-Family Rental Properties		-	4,039	85.4	119,429		35.62	2,795

HUDSON COUNTY
Weehawken
Envue Autograph Collection	2019	-	208	-	(o)		-	-
Residence Inn at Port Imperial	2018	-	164	-	(p)		-	-

Total Hotel Properties		-	372	-	-		-	-

TOTAL PROPERTIES		7,945,333	4,411	N/A	335,275	(k)(l)	100.00

Footnotes to Property List (dollars in thousands, except per square foot amounts):

(a)

Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2020 aggregating 145,404 square feet (representing 1.8 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)

Total base rent for the year ended December 31, 2020, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For the 12 months ended December 31, 2020, total escalations and recoveries from tenants were: $20,617, or $4.05 per leased square foot, for office properties.

(c)	Excludes space leased by the Company.
(d)	Base rent for the 12 months ended December 31, 2020 divided by net rentable commercial square feet leased at December 31, 2020.
(e)

Total base rent, determined in accordance with GAAP, for 2020 minus 2020 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2020.

(f)	This property is located on land leased by the Company.
(g)

As this property was acquired, commenced initial operations or initially consolidated by the Company during the 12 months ended December 31, 2020, the amounts represented in 2020 base rent reflect only that portion of those 12 months during which the Company owned or consolidated the property. Accordingly, these amounts may not be indicative of the property’s full year results. For comparison purposes, the amounts represented in 2020 average base rent per sq. ft. and per unit for this property have been calculated by taking the 12 months ended December 31, 2020 base rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased or occupied units at December 31, 2020. These annualized per square foot and per unit amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of the 12 months ended December 31, 2020.

(h)	Property is held for sale by the Company and classified as discontinued operations as of December 31, 2020.
(i)	Annualized base rent for the 12 months ended December 31, 2020 divided by units occupied at December 31, 2020, divided by 12.
(j)	Excludes properties being considered for repositioning, redevelopment, potential sale, or being prepared for lease up.
(k)	Excludes approximately $43.2 million from properties which were disposed of or removed from service during the year ended December 31, 2020.
(l)	Includes $125.2 million from properties held for sale and classified as discontinued operations as of December 31, 2020.
(m)	This property had Parking Income of $527 in 2020.
(n)	This property had Parking Income of $1,717 in 2020.
(o)	This property had Hotel Income of $1,264 in 2020. This hotel has closed its rooms since March 2020.
(p)	This property had Hotel Income of $3,023 in 2020.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of commercial square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

	Percentage of
December 31,	Square Feet Leased (%) (a)
2020	78.7

2019	80.7	(b)

2018	83.2	(b)

2017	87.6	(b)

2016	90.6	(b)

(a)Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. For all years, excludes properties being prepared for lease up.

(b)Excludes properties being considered for repositioning or redevelopment. Inclusive of such properties, percentage of square feet leased as of 2019, 2018, 2017 and 2016 was 80.6, 81.7, 85.6 and 89.6 percent, respectively.

Significant Tenants

The following table sets forth a schedule of the Company’s 50 largest commercial tenants for the Consolidated Properties as of December 31, 2020 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

Bank of America Merrill Lynch	2	11,125,489	5.3	421,570	7.0	(b)
John Wiley & Sons, Inc.	1	10,888,238	5.1	290,353	4.9	2033
MUFG Bank Ltd.	2	10,195,724	4.8	242,354	4.1	(c)
Dun & Bradstreet Corporation	2	7,568,200	3.6	192,280	3.2	2023
Investors Bank	3	5,300,455	2.5	144,552	2.4	(d)
E*Trade Financial Corporation	1	5,290,600	2.5	132,265	2.2	2031
KPMG, LLP	2	5,266,324	2.5	120,947	2.0	(e)
Vonage America, Inc.	1	4,924,500	2.3	350,000	5.9	2023
ARCH Insurance Company	1	4,326,008	2.0	106,815	1.8	2024
TP ICAP Securities USA, LLC	2	4,163,898	2.0	121,871	2.0	(f)
Sumitomo Mitsui Banking Corp.	1	4,156,989	2.0	111,105	1.9	2037 (g)
First Data Corporation	1	3,684,106	1.7	88,374	1.5	(h)
Brown Brothers Harriman & Co.	1	3,673,536	1.7	114,798	1.9	2026
HQ Global Workplaces, LLC	4	3,460,735	1.6	102,737	1.7	(i)
Cardinia Real Estate LLC	1	3,112,664	1.5	79,771	1.3	2032
Natixis North America, Inc.	1	3,093,290	1.5	89,907	1.5	2021
Zurich American Insurance Company	1	2,844,522	1.3	64,414	1.1	2032
Leo Pharma Inc.	1	2,803,279	1.3	78,479	1.3	2027
AMTrust Financial Services, Inc.	1	2,614,328	1.2	76,892	1.3	2023
Ernst & Young U.S. LLP	1	2,594,053	1.2	62,029	1.0	2023
Hackensack Meridian Health, Inc.	1	2,589,505	1.2	69,841	1.2	2027
American Wagering Inc.	1	2,547,927	1.2	54,907	0.9	(j)
Tradeweb Markets, LLC	1	2,413,954	1.1	65,242	1.1	2028 (k)
Jeffries, LLC	1	2,322,231	1.1	62,763	1.0	2023
New Jersey City University	1	2,301,582	1.1	68,348	1.1	2035
Wells Fargo Advisors, LLC	2	2,217,342	1.0	57,870	1.0	(l)
Trustees of Princeton Univ.	1	2,099,241	1.0	67,478	1.1	2027
The Prudential Insurance Company of America	1	2,086,629	1.0	60,482	1.0	2023
GBT US LLC	1	1,970,129	0.9	49,563	0.8	2026
B&G Foods, Inc.	1	1,949,848	0.9	66,934	1.1	2026
SunAmerica Asset Management, LLC	1	1,928,003	0.9	36,336	0.6	2023
UBS Financial Services, Inc.	3	1,887,880	0.9	53,987	0.9	(m)
TD Ameritrade Services Company, Inc.	1	1,879,435	0.9	44,222	0.7	2021
Sumitomo Mitsui Trust Bank (U.S.A.) Limited	1	1,780,476	0.8	38,134	0.6	2024
Whole Foods Market Services	1	1,753,726	0.8	47,398	0.8	2032
Amerigroup New Jersey Inc.	1	1,749,856	0.8	46,740	0.8	(n)
Savvis Communications, LLC	1	1,572,428	0.7	71,474	1.2	2025
Morgan Stanley Smith Barney	1	1,420,233	0.7	42,395	0.7	2026
Maser Consulting P.A.	1	1,417,976	0.7	54,538	0.9	2023
Greenbaum Rowe Smith & Davis	1	1,405,223	0.7	39,362	0.7	2025 (o)
United States of America-GSA	4	1,400,015	0.7	43,783	0.7	(p)
United States Fire Insurance	1	1,384,080	0.7	35,040	0.6	2032
Franklin Mutual Advisors LLC	1	1,359,090	0.6	30,202	0.5	2031
FIS Financial Systems LLC	1	1,355,013	0.6	41,061	0.7	2023
C2 Imaging LLC	1	1,217,898	0.6	34,307	0.6	2032
Mizuho Securitiees USA LLC	1	1,112,452	0.5	30,832	0.5	2033
DLA Piper LLP (US)	1	1,079,364	0.5	21,164	0.4	2024
Innocor Inc.	1	993,750	0.5	37,500	0.6	2023
Dentons US LLP	1	971,280	0.5	21,584	0.4	2028
Achieve3000 Inc.	1	954,800	0.5	30,800	0.5	2023

Totals		152,208,305	71.7	4,415,800	73.7

(a)

Annualized base rental revenue is based on actual December 2020 billings times 12. For leases whose rent commences after January 1, 2021, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	1,016 square feet expire in 2021; 420,554 expire in 2027.
(c)	5,004 square feet expire in 2021; 237,350 square feet expire in 2029.
(d)	5,256 square feet expire in 2022; 82,936 square feet expire in 2026; 56,360 square feet expire in 2030.
(e)	66,606 square feet expire in 2024; 54,341 square feet expire in 2026.
(f)	63,372 square feet expire in 2023; 21,112 square feet expire in 2025; 37,387 square feet expire in 2033.
(g)	Expires 12/31/36.
(h)	8,014 square feet expire in 2027 (expires 12/31/26); 80,360 square feet expire in 2029.
(i)	17,855 square feet expire in 2021; 25,557 square feet expire in 2024; 38,930 square feet expire in 2031; 20,395 square feet expire in 2032 (expires 12/31/31).
(j)	19,309 square feet expire in 2021; 35,598 square feet expire in 2031.
(k)	Expires 12/31/27.
(l)	25,762 square feet expire in 2022; 32,108 square feet expire in 2024.
(m)	27,274 square feet expire in 2022; 26,713 square feet expire in 2024.
(n)	6,890 square feet expire in 2023; 39,850 square feet expire in 2025.
(o)	Expires 12/31/24.
(p)	41,957 square feet expire in 2022; 1,826 square feet expire in 2025.

The following table sets forth a schedule of the 20 largest commercial tenants for the consolidated properties, excluding the assets classified as discontinued operations as of December 31, 2020, based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

John Wiley & Sons Inc.	1	290,353	8.0	10,888,238	8.5	2033
MUFG Bank Ltd.	2	242,354	6.7	10,195,724	8.0	(b)
Merrill Lynch Pierce Fenner	1	388,207	10.7	9,223,798	7.2	2027
E*Trade Financial Corporation	1	132,265	3.6	5,290,600	4.2	2031
Vonage America Inc.	1	350,000	9.7	4,924,500	3.9	2023
Arch Insurance Company	1	106,815	2.9	4,326,008	3.4	2021
Sumitomo Mitsui Banking Corp	1	111,105	3.1	4,156,989	3.3	2037 (c)
First Data Corporation	1	88,374	2.4	3,684,106	2.9	(d)
Brown Brothers Harriman & Co.	1	114,798	3.2	3,673,536	2.9	2026
TP ICAP Americas Holdings Inc.	1	100,759	2.8	3,446,090	2.7	(e)
Cardinia Real Estate LLC	1	79,771	2.2	3,112,664	2.4	2032
Natixis North America LLC	1	89,907	2.5	3,093,290	2.4	2021
Zurich American Ins. Co.	1	64,414	1.8	2,844,522	2.2	2032
Amtrust Financial Services	1	76,892	2.1	2,614,328	2.1	2023
American Wagering Inc.	1	54,907	1.5	2,547,927	2.0	(f)
Tradeweb Markets LLC	1	65,242	1.8	2,413,954	1.9	2028 (g)
Jefferies LLC	1	62,763	1.7	2,322,231	1.8	2023
New Jersey City University	1	68,348	1.9	2,301,582	1.8	2035
GBT US LLC	1	49,563	1.4	1,970,129	1.5	2026
Sunamerica Asset Management	1	36,336	1.0	1,928,003	1.5	2023

Totals		2,573,173	71.0	84,958,220	66.6

(a)

Annualized base rental revenue is based on actual December 2020 billings times 12. For leases whose rent commences after January 1, 2021, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	5,004 square feet expire in 2021; 237,350 square feet expire in 2029.
(c)	Expires 12/31/36.
(d)	8,674 square feet expire in 2026; 80,360 square feet expire in 2029.
(e)	63,372 square feet expire in 2023; 37,387 square feet expire in 2033.
(f)	19,309 square feet expire in 2021; 35,598 square feet expire in 2031.
(g)	Expires 12/31/27.

Schedule of Lease Expirations

The following table sets forth a schedule of lease expirations for the total of the Company’s office and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2021, assuming that none of the tenants exercise renewal or termination options:

						Average
						Annual Base
				Percentage Of		Rent Per Net
		Net Rentable		Total Leased	Annualized	Rentable	Percentage Of
		Area Subject		Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring		Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases		By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)		Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2021	34	515,802		8.6	20,571,197	39.88	9.7

2022	35	317,511		5.3	11,096,478	34.95	5.2

2023	43	1,225,072		20.5	37,055,215	30.25	17.5

2024	42	574,686		9.6	22,883,470	39.82	10.8

2025	31	363,920		6.1	12,429,905	34.16	5.9

2026	34	567,971		9.5	19,246,366	33.89	9.1

2027	19	713,722		11.9	21,482,070	30.10	10.1

2028	10	136,330		2.3	5,361,373	39.33	2.5

2029	9	374,408		6.3	15,344,598	40.98	7.3

2030	2	70,022		1.2	3,212,537	45.88	1.5

2031	7	263,056		4.4	10,582,977	40.23	5.0

2032 and thereafter	21	857,330		14.3	32,556,384	37.97	15.4
Totals/Weighted
Average	287	5,979,830	(d)	100.0	211,822,570	35.42	100.0

(a)	Includes office and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)

Annualized base rental revenue is based on actual December 2020 billings times 12. For leases whose rent commences after January 1, 2021 annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2020 aggregating 145,404 square feet and representing annualized rent of $6.7 million for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	5,979,830
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	229,996
Square footage unleased	1,678,298
Total net rentable commercial square footage (does not include land leases)	7,888,124

The following table sets forth a schedule of lease expirations for the Company’s office and stand-alone retail properties included in the Consolidated Properties, excluding the properties classified as discontinued operations as of December 31, 2020, beginning January 1, 2021, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2021	18	407,572	11.2	17,224,734	42.26	13.5

2022	12	102,307	2.8	4,002,238	39.12	3.1

2023	12	674,360	18.6	17,255,794	25.59	13.5

2024	13	234,673	6.5	9,483,792	40.41	7.4

2025	10	116,923	3.2	3,653,424	31.25	2.9

2026	11	249,982	6.9	9,030,388	36.12	7.1

2027	7	422,375	11.7	10,658,658	25.24	8.4

2028	5	88,842	2.5	3,493,643	39.32	2.7

2029	6	335,773	9.3	14,151,843	42.15	11.1

2030	1	13,662	0.4	683,100	50.00	0.5

2031 and thereafter	23	977,342	27.0	37,726,367	38.60	29.6
Totals/Weighted
Average	118	3,623,811	100.0	127,363,980	35.15	100.0

(a)	Includes office and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month‑to‑month tenants. Some tenants have multiple leases.
(b)

Annualized base rental revenue is based on actual December 2020 billings times 12. For leases whose rent commences after January 1, 2021 annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

Industry Diversification

The following table lists the Company’s 20 largest commercial tenants industry classifications based on annualized contractual base rent of the Consolidated Properties:

	Annualized	Percentage of		Percentage of
	Base Rental	Commercial	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	62,498,943	29.5	1,754,801	29.3
Credit Intermediation & Related Activities	30,809,447	14.5	776,769	13.0
Insurance Carriers & Related Activities	22,919,011	10.8	604,937	10.1
Other Professional	16,428,204	7.8	409,801	6.9
Publishing Industries	10,953,328	5.2	292,138	4.9
Management/Scientific	7,174,527	3.4	188,123	3.1
Accounting/Tax Prep.	6,697,601	3.2	188,629	3.2
Manufacturing	6,548,658	3.1	204,507	3.4
Computer System Design Svcs.	6,129,100	2.9	175,422	2.9
Legal Services	5,904,591	2.8	155,660	2.6
Telecommunications	5,752,420	2.7	370,698	6.2
Educational Services	5,144,459	2.4	154,382	2.6
Real Estate & Rental & Leasing	4,904,992	2.3	138,744	2.3
Advertising/Related Services	3,350,564	1.6	86,115	1.4
Health Care & Social Assistance	2,734,218	1.3	73,728	1.2
Data Processing Services	2,213,102	1.0	85,062	1.4
Admin & Support, Waste Mgt. & Remediation Svcs.	1,898,751	0.9	52,685	0.9
Architectural/Engineering	1,747,523	0.8	64,873	1.1
Specialized Design Services	1,695,355	0.8	47,388	0.8
Public Administration	1,612,115	0.8	48,025	0.8
Other	4,705,659	2.2	107,343	1.8

TOTAL	211,822,570	100.0	5,979,830	100.0

(a)The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).

(b)Annualized base rental revenue is based on actual December 2020 billings times 12. For leases whose rent commences after January 1, 2021, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2020 aggregating 145,404 square feet and representing annualized base rent of $6.7 million for which no new leases were signed.

(d)Includes office and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

The following table lists the Company’s 20 largest commercial tenant industry classifications based on annualized contractual base rent of the Consolidated Properties, excluding properties classified as discontinued operations, as of December 31, 2020:

	Annualized	Percentage of		Percentage of
	Base Rental	Commercial	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	51,251,293	40.2	1,474,729	40.8
Credit Intermediation & Related Activities	16,561,285	13.0	399,516	11.0
Insurance Carriers & Related Activities	14,795,946	11.6	373,150	10.3
Publishing Industries	10,888,238	8.5	290,353	8.0
Other Professional	6,566,471	5.2	148,252	4.1
Telecommunications	5,752,420	4.5	370,698	10.2
Management/Scientific	3,663,298	2.9	83,196	2.3
Advertising/Related Services	3,350,564	2.6	86,115	2.4
Educational Services	2,796,257	2.2	78,873	2.2
Computer System Design Svcs.	2,365,275	1.9	53,569	1.5
Data Processing Services	2,213,102	1.7	85,062	2.3
Real Estate & Rental & Leasing	2,045,280	1.6	61,257	1.7
Specialized Design Services	1,217,898	1.0	34,307	0.9
Wholesale Trade	879,592	0.7	17,102	0.5
Legal Services	644,207	0.5	17,411	0.5
Scientific Research/Development	594,915	0.5	11,987	0.3
Transportation	545,073	0.4	11,514	0.3
Admin & Support, Waste Mgt. & Remediation Svcs.	374,357	0.3	8,510	0.2
Public Administration	300,661	0.2	6,068	0.2
Construction	225,408	0.2	4,696	0.1
Other	332,440	0.3	7,446	0.2

TOTAL	127,363,980	100.0	3,623,811	100.0

(a)	The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).
(b)

Annualized base rental revenue is based on actual December 2020 billings times 12. For leases whose rent commences after January 1, 2021, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)

Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2020 aggregating 140,000 square feet and representing annualized base rent of $6.6 million for which no new leases were signed.

(d)	Includes office and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

Market Diversification

The following table lists the Company’s markets, based on annualized commercial contractual base rent of the Consolidated Properties:

		Percentage Of
		Commercial
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Jersey City, NJ	122,439,480	57.8	4,508,801	57.2
Newark, NJ (Essex-Morris-Union Counties)	38,692,314	18.3	1,313,567	16.7
Middlesex-Somerset-Hunterdon, NJ	29,572,277	14.0	926,666	11.7
Monmouth-Ocean, NJ	16,809,877	7.9	989,490	12.5
Trenton, NJ	4,308,622	2.0	149,600	1.9

Totals	211,822,570	100.0	7,888,124	100.0

(a)Annualized base rental revenue is based on actual December 2020 billings times 12. For leases whose rent commences after January 1, 2021, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2020 aggregating 145,404 square feet and representing annualized base rent of $6.7 million for which no new leases were signed.

(c)Includes office and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

The following table lists the Company’s markets, based on annualized commercial contractual base rent of the Consolidated Properties, excluding the properties classified as discontinued operations, as of December 31, 2020:

		Percentage Of
		Commercial
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Jersey City, NJ	122,439,480	96.1	4,508,801	92.8
Monmouth-Ocean, NJ	4,924,500	3.9	350,000	7.2

Totals	127,363,980	100.0	4,858,801	100.0

(a)

Annualized base rental revenue is based on actual December 31, 2020 billings times 12. For leases whose rent commences after January 1, 2021, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)

Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2020 aggregating 140,000 square feet and representing annualized base rent of $6.6 million for which no new leases were signed.

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

The following table sets forth the quarterly high, low, and closing price per share of the General Partner's Common Stock reported on the NYSE for the years ended December 31, 2020 and 2019, respectively:

For the Year Ended December 31, 2020

	High	Low	Close
First Quarter	$23.89	$13.83	$15.23
Second Quarter	$18.83	$12.90	$15.29
Third Quarter	$15.85	$12.14	$12.62
Fourth Quarter	$15.06	$10.35	$12.46

For the Year Ended December 31, 2019

	High	Low	Close
First Quarter	$22.55	$18.74	$22.20
Second Quarter	$24.88	$21.68	$23.29
Third Quarter	$24.09	$19.97	$21.66
Fourth Quarter	$23.40	$19.96	$23.13

On February 23, 2021, the closing Common Stock price reported on the NYSE was $14.96 per share.

On July 7, 2020, the General Partner filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the General Partner was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 23, 2021, the General Partner had 269 common shareholders of record (this does not include beneficial owners for whom Cede & Co. or others act as nominee) and the Operating Partnership had 68 owners of limited partnership units and one owner of General Partnership units.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”). The graph assumes that the value of the investment in the General Partner's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2015 and that all dividends were reinvested. The price of the General Partner's Common Stock on December 31, 2015 (on which the graph is based) was $23.35. The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the General Partner. The consolidated selected operating and balance sheet data of the General Partner as of December 31, 2020, 2019, 2018, 2017 and 2016, and for the years then ended have been derived from the General Partner's financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2020	2019	2018	2017	2016
Total revenues	$313,562	$357,202	$371,724	$465,111	$504,914
Property expenses (b)	$127,855	$133,107	$139,826	$170,663	$194,477
Real estate services expenses	$13,555	$15,918	$17,919	$23,394	$26,260
General and administrative	$73,641	$59,805	$53,869	$50,481	$51,616
Property Impairments	$36,582	$-	$-	$-	$-
Land and other impairments	$16,817	$32,444	$24,566	$-	$-
Interest expense	$80,991	$90,569	$77,594	$86,082	$91,855
Gain on change of control of interests	$-	$13,790	$14,217	$-	$15,347
Realized gains (losses) and unrealized losses on
disposition of rental property, net,
of continuing operations	$5,481	$343,102	$99,436	$2,364	$109,666
Gain on disposition of developable land	$5,787	$522	$30,939	$-	$-
Gain on sale from unconsolidated joint ventures	$35,184	$903	$-	$23,131	$5,670
Gain (loss) from extinguishment of debt, net	$(272)	$1,648	$(8,994)	$(421)	$(30,540)
Income (loss) from continuing operations	$(115,523)	$252,820	$82,824	$12,085	$108,856
Income from discontinued operations	$70,724	$24,366	$23,577	$21,633	$21,438
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net,
on discontinued operations	$11,201	$(133,350)	$-	$-	$-
Net income (loss) available to common shareholders	$(51,387)	$111,861	$84,111	$23,185	$117,224
Income (loss) from continuing operations
per share – basic	$(1.51)	$2.04	$0.57	$(0.16)	$1.09
Income (loss) from continuing operations
per share – diluted	$(1.51)	$2.04	$0.57	$(0.16)	$1.09
Net income (loss) per share – basic	$(0.70)	$0.95	$0.80	$0.06	$1.31
Net income (loss) per share – diluted	$(0.70)	$0.95	$0.80	$0.06	$1.30
Dividends declared per common share	$0.40	$0.80	$0.80	$0.75	$0.60
Basic weighted average shares outstanding	90,648	90,557	90,388	90,005	89,746
Diluted weighted average shares outstanding	100,260	100,689	100,724	100,703	100,498

Balance Sheet Data (a)		December 31,
In thousands	2020	2019	2018	2017	2016
Rental property, before accumulated
depreciation and amortization	$4,638,643	$4,256,681	$5,306,017	$5,102,844	$4,804,867
Total assets	$5,147,786	$5,292,798	$5,060,644	$4,957,885	$4,296,766
Total debt (c)	$2,801,797	$2,808,518	$2,792,651	$2,809,568	$2,340,009
Total liabilities	$3,042,109	$3,089,941	$3,033,004	$3,076,954	$2,570,079
Redeemable noncontrolling interests	$513,297	$503,382	$330,459	$212,208	$-
Total Mack-Cali Realty Corporation
stockholders’ equity	$1,398,817	$1,493,699	$1,486,658	$1,476,295	$1,527,171
Total noncontrolling interests in subsidiaries	$193,563	$205,776	$210,523	$192,428	$199,516

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

The following table sets forth selected financial data on a consolidated basis for the Operating Partnership. The consolidated selected operating and balance sheet data of the Operating Partnership as of December 31, 2020, 2019, 2018, 2017 and 2016, and for the years then ended have been derived from the Operating Partnership’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per unit data	2020	2019	2018	2017	2016
Total revenues	$313,562	$357,202	$371,724	$465,111	$504,914
Property expenses (b)	$127,855	$133,107	$139,826	$170,663	$194,477
Real estate services expenses	$13,555	$15,918	$17,919	$23,394	$26,260
General and administrative	$73,641	$59,805	$53,869	$50,481	$51,616
Property Impairments	$36,582	$-	$-	$-	$-
Land and other impairments	$16,817	$32,444	$24,566	$-	$-
Interest expense	$80,991	$90,569	$77,594	$86,082	$91,855
Gain on change of control of interests	$-	$13,790	$14,217	$-	$15,347
Realized gains (losses) and unrealized losses on				-
disposition of rental property, net,
of continuing operations	$5,481	$343,102	$99,436	$2,364	$109,666
Gain on disposition of developable land	$5,787	$522	$30,939	$-	$-
Gain on sale from unconsolidated joint ventures	$35,184	$903	$-	$23,131	$5,670
Gain (loss) from extinguishment of debt, net	$(272)	$1,648	$(8,994)	$(421)	$(30,540)
Income (loss) from continuing operations	$(115,523)	$252,820	$82,824	$12,085	$108,856
Income from discontinued operations	$70,724	$24,366	$23,577	$21,633	$21,438
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net,
on discontinued operations	$11,201	$(133,350)	$-	$-	$-
Net income (loss) available to common unitholders	$(56,786)	$125,125	$93,638	$25,896	$130,945
Income (loss) from continuing operations
per unit – basic	$(1.51)	$2.04	$0.57	$(0.16)	$1.09
Income (loss) from continuing operations
per unit – diluted	$(1.51)	$2.04	$0.57	$(0.16)	$1.09
Net income (loss) per unit – basic	$(0.70)	$0.95	$0.80	$0.06	$1.31
Net income (loss) per unit – diluted	$(0.70)	$0.95	$0.80	$0.06	$1.30
Distributions declared per common unit	$0.40	$0.80	$0.80	$0.75	$0.60
Basic weighted average units outstanding	100,260	100,520	100,634	100,410	100,245
Diluted weighted average units outstanding	100,260	100,689	100,724	100,703	100,498

Balance Sheet Data (a)		December 31,
In thousands	2020	2019	2018	2017	2016
Rental property, before accumulated
depreciation and amortization	$4,638,643	$4,256,681	$5,306,017	$5,102,844	$4,804,867
Total assets	$5,147,786	$5,292,798	$5,060,644	$4,957,885	$4,296,766
Total debt (c)	$2,801,797	$2,808,518	$2,792,651	$2,809,568	$2,340,009
Total liabilities	$3,042,109	$3,089,941	$3,033,004	$3,076,954	$2,570,079
Redeemable noncontrolling interests	$513,297	$503,382	$330,459	$212,208	$-
Total equity	$1,592,380	$1,699,475	$1,697,181	$1,668,723	$1,726,687

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

The Operating Partnership conducts the business of providing leasing, management, acquisition, development, construction and tenant-related services for its General Partner. The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted. Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries. The Company owns or has interests in 52 properties (collectively, the “Properties”), consisting of 25 office properties, totaling approximately 8.1 million square feet leased to approximately 225 commercial tenants, 19 multi-family rental properties containing 5,825 apartment units, four parking/retail properties totaling approximately 108,000 square feet, three hotels containing 723 rooms and a parcel of land leased to a third party. The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 1.7 million square feet of additional commercial space and approximately 9,500 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office and multi-family rental properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.

STRATEGIC DIRECTION

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet (collectively, the “Suburban Office Portfolio”).  This does not include the Company’s waterfront office properties in Jersey City and Hoboken, New Jersey. As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a property classified as held for sale) are being classified as discontinued operations for all periods presented herein. As of December 31, 2020, the Company determined that a 350,000 square foot office property in the Suburban Office Portfolio, located in Holmdel, New Jersey no longer met the held for sale criteria. The property had originally been classified as held for sale as of December 31, 2019. The reclassified property has an aggregate book value of $19.8 million as of December 31, 2020, net of accumulated depreciation of $10.5 million (including catch-up depreciation). $2.8 million of previously recorded valuation allowance was reversed upon the reclassification of the asset from held for sale at December 31, 2020, and the corresponding property’s results and valuation allowance are also reclassified out of discontinued operations to continuing operations for all periods presented. See Note 7: Discontinued Operations – to the Financial Statements.

In late 2019 through December 31, 2020, the Company completed the sale of 20 of these suburban office properties, totaling 3.2 million square feet, for net sales proceeds of $377.4 million. As of December 31, 2020, the Company has identified as held for sale 16 office properties (comprised of six disposal groups) in the Suburban Office Portfolio, totaling 3.0 million square feet (of which the Company currently has 15 properties totaling 2.8 million square feet under contract for sale for aggregate gross proceeds of $652.4 million). In January 2021, the Company completed the sale of one of the properties held for sale, which was a 149,600 square foot office property, for a gross sales price of $38 million.

The Company plans to complete the sale of substantially all of its remaining Suburban Office Portfolio properties in 2021 and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

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

In addition, the COVID-19 pandemic could potentially cause deterioration in the financial condition or liquidity of the Company’s tenants, which could impair their ability to pay rents. A number of the Company’s tenants have requested rent relief during this pandemic. The COVID-19 pandemic could also potentially cause reduced demand for space at the Company’s office properties and/or units at its multi-family residential properties, parking facilities and hotel properties, which could have a negative impact on the Company’s prospects for leasing current or additional space and/or renewing leases with existing tenants.

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the lease percentage has declined or stabilized. The percentage leased in the Company’s stabilized core operating commercial properties included in its Consolidated Properties aggregating 7.9 million, 10.3 million and 14.1 million square feet at December 31, 2020, 2019 and 2018, respectively, was 78.7 percent leased at December 31, 2020, as compared to 80.7 percent leased at December 31, 2019 and 83.2 percent leased at December 31, 2018 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of December 31, 2020, 2019 and 2018 aggregate 145,404, 31,982 and 10,108 square feet, respectively, or 1.8, 0.3 and 0.1 percentage of the net rentable square footage, respectively. Rental rates (including escalations) on the Company’s core commercial space that was renewed (based on first rents payable) during the year ended December 31, 2020 (on 489,280 square feet of renewals) increased an average of 7.9 percent compared to rates that were in effect under the prior leases, as compared to a 16.9 percent increase during 2019 (on 229,429 square feet of renewals) and a 21.7 percent increase in 2018 (on 950,548 square feet of renewals). Estimated lease costs for the renewed leases in 2020 averaged $8.61 per square foot per year for a weighted average lease term of 5.7 years, estimated lease costs for the renewed leases in 2019 averaged $4.34 per square foot per year for a weighted average lease term of 3.9 years and estimated lease costs for the renewed leases in 2018 averaged $3.46 per square foot per year for a weighted average lease term of 4.7 years. The Company believes, although there can be no assurance, that vacancy rates at most of its commercial properties have begun to bottom as the majority of the known move-outs at its waterfront portfolio have already occurred. As of December 31, 2020, commercial leases which comprise approximately 9.7 and 5.2 percent of the Company’s annualized base rent are scheduled to expire during the years ending December 31, 2021 and 2022, respectively. With the positive rental rate results the Company has achieved in most of its markets recently, the Company believes, although there can be no assurance, that rental rates on new leases will generally be, on average, not lower than rates currently being paid. If these recent leasing results do not prove to be sustaining in 2021, the Company may receive less revenue from the same space.

During 2017, Moody’s downgraded its investment grade rating on the Company’s senior unsecured debt to sub-investment grade and during 2018, Standard & Poor’s lowered its investment grade rating on the Company’s senior unsecured debt to sub-investment grade (current ratings are B1 and B+ by Moody’s and S&P, respectively). Amongst other things, such downgrade would have increased the interest rate on outstanding borrowings under the Company’s current $600 million unsecured revolving credit facility (which was amended in January 2017) from the London Inter-Bank Offered Rate (“LIBOR”) plus 120 basis points to LIBOR plus 155 basis points and the annual credit facility fee it pays would have increased from 25 to 30 basis points. Additionally, any such downgrade would have increased the current interest rate on each of the Company’s 2016 Term Loan and 2017 Term Loan from LIBOR plus 140 basis points to LIBOR plus 185 points.  Effective March 6, 2018, the Company elected to utilize the leverage grid pricing available under the unsecured revolving credit facility and both unsecured term loans. This resulted in an interest rate of LIBOR plus 130 basis points for the Company’s unsecured revolving credit facility and 25 basis points for the facility fee and LIBOR plus 155 basis points for both unsecured term loans at the Company’s then total leverage ratio. In addition, the downgrade in its ratings to sub-investment grade could result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•recent transactions;

•critical accounting policies and estimates;

•results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019;

•results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018; and

•liquidity and capital resources.

Recent Transactions

Properties Commencing Initial Operations

The following property commenced initial operations during the year ended December 31, 2020 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/20	Emery at Overlook Ridge	Malden, MA	Multi-Family	326	$103,993
Totals				326	$103,993

Consolidations

On March 12, 2020, the Company, acquired its equity partner's 80 percent interest in Port Imperial North Retail L.L.C. a ground floor retail space totaling 30,745 square feet located at Port Imperial, West New York, New Jersey for $13.3 million in cash (funded through borrowing under the Company’s unsecured credit facility.) The results of the transaction increased the Company’s interest to 100 percent. Upon the acquisition, the Company consolidated the joint venture, a voting interest entity. As an acquisition of the remaining interests in the venture which owns the Port Imperial North Retail L.L.C., the Company accounted for the transaction as an asset acquisition under a cost accumulation model, and as such no gain on change of control of interest was recognized in consolidation, resulting in total consolidated net assets of $15.0 million, which are allocated as follows:

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

Real Estate Held for Sale/Discontinued Operations/Dispositions

The Company identified 16 office properties (comprised of six disposal groups) totaling 3.0 million square feet (See Note 7: Discontinued Operations – to the Financial Statements), a retail pad leased to others and several developable land parcels as held for sale as of December 31, 2020. The total estimated sales proceeds, net of expected selling costs, from the sales of all the remaining assets held for sale are expected to be approximately $743.5 million, however there can be no assurance of the amount and timing of any such sales proceeds. As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic the Company determined that the carrying value of six of the remaining held for sale properties (comprised of three disposal groups), and several land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the year ended December 31, 2020, recognized an unrealized held-for-sale loss allowance of $15.7 million for the properties ($14 million of which are from discontinued operations) and also recorded land and other impairments of $9.5 million. As of December 31, 2020, the Company determined that two developable land parcels located in Parsippany, New Jersey were no longer being held for sale.  The properties had originally been classified as held for sale as of December 31, 2019.  The reclassified properties had an aggregate book value of $11.3 million.

The Company disposed of the following rental properties during the year ended December 31, 2020 (dollars in thousands):

									Discontinued
									Operations:
								Realized	Realized
								Gains	Gains
				Rentable		Net	Net	(losses)/	(losses)/
Disposition			# of	Square	Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units	Type	Proceeds	Value	Losses, net	Losses, net
03/17/20	One Bridge Plaza	Fort Lee, New Jersey	1	200,000	Office	$35,065	$17,743	$-	$17,322
07/22/20	3 Giralda Farms (a)	Madison, New Jersey	1	141,000	Office	7,510	9,534	-	(2,024)
09/15/20	Morris portfolio (b)	Parsippany and Madison, New Jersey	10	1,448,420	Office	155,116	175,772	-	(20,656)
09/18/20	325 Columbia Turnpike	Florham Park, New Jersey	1	168,144	Office	24,276	8,020	-	16,256
09/24/20	9 Campus Drive (c)	Parsippany, New Jersey	1	156,945	Office	20,678	22,162	-	(1,484)
10/21/20	3&5 Vaughn Drive	Princeton, New Jersey	1	98,500	Office	7,282	5,754	-	1,528
11/18/20	7 Campus Drive (d)	Parsippany, New Jersey	1	154,395	Office	12,278	11,804	-	474
12/03/20	581 Main Street	Woodbridge, New Jersey	1	200,000	Office	58,400	43,113	-	15,287
12/22/20	500 College Road (e)	Princeton, New Jersey	1	158,235	Office	4,582	6,044	-	(1,462)
12/23/20	5/10 Dennis St and
	and 100 Hiram Sq	New Brunswick, New Jersey	2	200 units	Multi-Family	45,567	38,404	7,163	-
Sub-total			20	2,725,639		370,754	338,350	7,163	25,241

Unrealized losses on real estate held for sale								(1,682)	(14,040)
Totals			20	2,725,639		$370,754	$338,350	$5,481	$11,201

(a)	The Company recorded valuation allowances of $2.0 million on the held for sale property during the year ended December 31, 2020 and of $16.7 million during the year ended December 31, 2019.
(b)	The Company recorded valuation allowances of $21.6 million on the held for sale properties during the year ended December 31, 2020 and of $32.5 million during the year ended December 31, 2019.
(c)	The Company recorded a valuation allowance of $3.5 million on this property during the year ended December 31, 2019.
(d)	The Company recorded valuation allowance of $6.0 million on the held for sale property during the year ended December 31, 2019.
(e)	The Company recorded valuation allowance of $1.9 million on the held for sale property during the year ended December 31, 2020.

The Company disposed of the following developable land holdings during the year ended December 31, 2020 (dollars in thousands):

					Realized
					Gains
			Net	Net	(losses)/
Disposition			Sales	Carrying	Unrealized
Date	Property Address	Location	Proceeds	Value	Losses, net
01/03/20	230 & 250 Half Mile Road	Middletown, New Jersey	$7,018	$2,969	$4,049
03/27/20	Capital Office Park land	Greenbelt, Maryland	8,974	8,210	764
12/18/20	14 & 16 Skyline Drive	Mount Pleasant, New York	2,925	1,951	974

Totals			$18,917	$13,130	$5,787

Impairments on Properties Held and Used

The Company determined that, due to the shortening of its expected period of ownership and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its two adjacent hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values.  One of these hotels has closed its rooms since March 2020. Accordingly, the Company recorded an impairment charge of $36.6 million on these hotels at September 30, 2020 which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2020. The Company also evaluated the recoverability of the carrying values of its land parcels and determined that it was necessary to reduce the carrying values of three held-and-used land parcels to their estimated fair values and recorded land and other impairment charges of $7.3 million for the year ended December 31, 2020.

Unconsolidated Joint Venture Activity

On December 31, 2020, the Crystal House Apartment Investors LLC, an unconsolidated joint venture property located in Arlington, Virginia sold its sole apartment property for an aggregate sales price of $376.6 million. The Company received $62.7 million for its share of net sale proceeds from the joint venture and realized its share of the gain on the property sale from the unconsolidated joint venture of $35.1 million.

On December 17, 2020, the Company sold its interest in the Hillsborough 206 Holdings joint venture which owns a developable land located in Hillsborough, New Jersey for a sale price of $2.1 million, and realized a gain on sale from unconsolidated joint ventures of $0.1 million.

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

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the years ended December 31, 2020, 2019 and 2018 was $26.4 million, $19.3 million and $27.0 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Real Estate Held for Sale and Discontinued Operations

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable to be sold within the following 12 months, and there are no significant contingencies relating to a sale. If, in management’s opinion, the estimated net sales price, net of expected selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to the Company’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights for the land. In addition, the Company classifies assets held for sale or sold as discontinued operations if the disposal groups represent a strategic shift that will have a major effect on the Company’s operations and financial results. For any disposals qualifying as discontinued operations, the assets and their results are presented in discontinued operations in the financial statements for all periods presented. See Note 7: Discontinued Operations – to the Financial Statements.

If circumstances arise that previously were considered unlikely and, as a result, the Company has determined that an asset previously classified as held for sale no longer meets the held for sale criteria, the asset is reclassified as held and used. An asset that is reclassified is measured and recorded individually at the lower of (a) its carrying value before the asset was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or (b) the fair value at the date the asset, qualified as held for sale.

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

Results From Operations

The following comparisons for the year ended December 31, 2020 (“2020”), as compared to the year ended December 31, 2019 (“2019”), and for 2019 as compared to the year ended December 31, 2018 (“2018”) make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2018, (for the 2020 versus 2019 comparisons), and which represent all in-service properties owned by the Company at December 31, 2017 (for the 2019 versus 2018 comparisons), excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2018 through December 31, 2020; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2019 through December 31, 2020 (for the 2020 versus 2019 comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2018 through December 31, 2019 (for the 2019 versus 2018 comparisons), and (iii) the effect of “Properties Sold” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2018 through December 31, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Years Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Revenue from rental operations and other:
Revenue from leases	$272,970	$302,409	$(29,439)	(9.7)%
Parking income	15,604	21,857	(6,253)	(28.6)
Hotel income	4,287	9,841	(5,554)	(56.4)
Other income	9,311	9,222	89	1.0
Total revenues from rental operations	302,172	343,329	(41,157)	(12.0)

Property expenses:
Real estate taxes	45,825	44,817	1,008	2.2
Utilities	13,717	17,881	(4,164)	(23.3)
Operating services	68,313	70,409	(2,096)	(3.0)
Total property expenses	127,855	133,107	(5,252)	(3.9)

Non-property revenues:
Real estate services	11,390	13,873	(2,483)	(17.9)
Total non-property revenues	11,390	13,873	(2,483)	(17.9)

Non-property expenses:
Real estate services expenses	13,555	15,918	(2,363)	(14.8)
General and administrative	73,641	59,805	13,836	23.1
Depreciation and amortization	122,035	133,597	(11,562)	(8.7)
Property impairments	36,582	-	36,582	-
Land and other impairments	16,817	32,444	(15,627)	(48.2)
Total non-property expenses	262,630	241,764	20,866	8.6
Operating income (loss)	(76,923)	(17,669)	(59,254)	(335.4)
Other (expense) income:
Interest expense	(80,991)	(90,569)	9,578	10.6
Interest and other investment income (loss)	43	2,412	(2,369)	(98.2)
Equity in earnings (loss) of unconsolidated joint ventures	(3,832)	(1,319)	(2,513)	(190.5)
Gain on change of control of interests	-	13,790	(13,790)	(100.0)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	5,481	343,102	(337,621)	(98.4)
Gain on disposition of developable land	5,787	522	5,265	1,008.6
Gain on sale from unconsolidated joint ventures	35,184	903	34,281	3,796.3
Gain (loss) from extinguishment of debt, net	(272)	1,648	(1,920)	(116.5)
Total other (expense) income	(38,600)	270,489	(309,089)	(114.3)
Income (loss) from continuing operations	(115,523)	252,820	(368,343)	(145.7)
Discontinued operations:
Income from discontinued operations	70,724	24,366	46,358	190.3
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	11,201	(133,350)	144,551	108.4
Total discontinued operations	81,925	(108,984)	190,909	175.2
Net income (loss)	$(33,598)	$143,836	$(177,434)	(123.4)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2020 as compared to 2019 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2019 and 2020 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2019 and 2020
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(29,439)	(9.7)%	$(8,595)	(2.8)%	$28,928	9.6%	$(49,772)	(16.5)%
Parking income	(6,253)	(28.6)	(6,666)	(30.5)	1,446	6.6	(1,033)	(4.7)
Hotel income	(5,554)	(56.4)	(3,138)	(31.8)	(2,416)	(24.6)	-	-
Other income	89	1.0	1,963	21.3	694	7.5	(2,568)	(27.8)
Total	$(41,157)	(12.0)%	$(16,436)	(4.8)%	$28,652	8.3%	$(53,373)	(15.5)%

Property expenses:
Real estate taxes	$1,008	2.2%	$1,401	3.1%	$7,354	16.4%	$(7,747)	(17.3)%
Utilities	(4,164)	(23.3)	(1,236)	(6.9)	1,289	7.2	(4,217)	(23.6)
Operating services	(2,096)	(3.0)	(4,794)	(6.8)	11,429	16.2	(8,731)	(12.4)
Total	$(5,252)	(3.9)%	$(4,629)	(3.5)%	$20,072	15.1%	$(20,695)	(15.5)%

OTHER DATA:
Number of Consolidated Properties	26		20		6		104
Commercial Square feet (in thousands)	4,916		4,885		31		10,916
Multi-family portfolio (number of units)	4,039		2,377		1,662		1,745

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $8.6 million, or 2.8 percent, for 2020 as compared to 2019, due primarily to a decrease in average same store percent leased from 93.9 to 89.4 percent at the multifamily residential portfolio in 2020, as compared to 2019, primarily as a result of the impacts from the COVID-19 pandemic in 2020.

Parking income. Parking income for the Same-Store Properties decreased $6.7 million, or 30.5 percent for 2020 as compared to 2019 due primarily to a decrease in usage at the commercial properties, due to the COVID-19 pandemic in 2020.

Hotel income. Hotel income for the Same-Store properties decreased $3.1 million, or 31.8 percent, for 2020 as compared to 2019 due to the partial shutdown of hotel operations due to the COVID-19 pandemic in 2020.

Other income. Other income for the Same-Store Properties increased $2.0 million, or 21.3 percent for 2020 as compared to 2019 due primarily to an increase in lease breakage fees for both, multi-family and commercial properties recognized in 2020, as compared to 2019.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $1.4 million, or 3.1 percent, for 2020 as compared to 2019 due primarily to a decrease in tax appeal proceeds received 2020 as compared to 2019.

Utilities. Utilities for the Same-Store Properties decreased $1.2 million, or 6.9 percent, for 2020 as compared to 2019, due primarily to decreased usage in 2020 as compared to 2019 as a result of decreased occupancy.

Operating services. Operating services for the Same-Store properties decreased $4.8 million, or 6.8 percent, for 2020 as compared to 2019, due primarily to a decrease in property maintenance and other services expense in 2020 as compared to 2019.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $2.5 million, or 17.9 percent, for 2020 as compared to 2019, due primarily to decreased third party development and property management activity in multi-family services in 2020 as compared to 2019.

Real estate services expenses. Real estate services expenses decreased $2.4 million, or 14.8 percent, for 2020 as compared to 2019, due primarily to decreased salaries and related expenses from lower third party services activities in 2019.

General and administrative. General and administrative expenses increased $13.8 million, or 23.1 percent in 2020 as compared to 2019. This increase is due primarily to an increase in management restructuring costs, including severance, separation and related costs of

$8.8 million ($10.1 million in 2020 versus $1.3 million in 2019), an increase in costs incurred in connection with contested elections of the Board of Directors of $8.7 million ($12.8 million in 2020 versus $4.1 million in 2019) and an increase in dead deal costs incurred of $2.3 million ($2.6 million in 2020 versus $0.3 million in 2019). These were partially offset by a decrease in salaries and related expenses and leasing personnel costs of $2.8 million for 2020 as compared to 2019 and a decrease in travel, office and public relations events costs of $2.7 million for 2020 as compared to 2019 due to the COVID-19 pandemic.

Depreciation and amortization. Depreciation and amortization decreased $11.6 million, or 8.7 percent, for 2020 over 2019. This decrease was due primarily to lower depreciation of approximately $14.1 million for properties sold or removed from service during 2019 and 2020, partially offset by an increase in depreciation of $2.5 million for 2020 as compared to 2019 from the Acquired Properties.

Property impairments. In 2020, the Company recorded impairment charges of $36.6 million on its hotel properties in Weehawken, New Jersey.

Land and other impairments. In 2020, the Company recorded $16.8 million of impairments on developable land parcels. See Note 3: Recent Transactions – Real Estate Held For Sale – to the Financial Statements. In 2019, the Company recorded valuation impairment charges of $32.4 million on developable land parcels. See Note 12: Disclosure of Fair Value of Assets and Liabilities – to the Financial Statements.

Interest expense. Interest expense decreased $9.6 million, or 10.6 percent, for 2020 as compared to 2019. This decrease was primarily the result of lower average interest rates in 2020, as compared to 2019.

Interest and other investment income. Interest and other investment income decreased $2.4 million, or 98.2 percent, for 2020 as compared to 2019 primarily due to lower average notes receivable balances outstanding in 2020 as compared to 2019.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $2.5 million, or 190.6 percent, for 2020 as compared to 2019. The decrease is primarily due to a decrease of $2.8 million for 2020 as compared to 2019 from the Hyatt Regency Hotel Jersey City venture, due to the hotel being shut down since March 2020 on account of the COVID-19 pandemic, and a decrease of $0.5 million for 2020 as compared to 2019 from the Urby at Harborside venture. These were partially offset by an increase of $1.1 million for 2020 as compared to 2019 from the 12 Vreeland Road venture, due to impairment charges recorded of $2.6 million in 2020 and $3.7 million in 2019.

Gain on change of control of interests. The Company recorded a gain on change of control of interests of $13.8 million in 2019 as a result of its acquisition of the controlling interest of its equity partners in a joint venture owns a multi-family property located in Jersey City, New Jersey.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of $5.5 million in 2020 and $343.1 million in 2019. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on disposition of developable land. In 2020, the Company recorded a gain of $5.8 million on the sale of land holdings located in Mount Pleasant, New York; Middletown, New Jersey; and Greenbelt, Maryland. The Company recorded a gain of $0.5 million in 2019 on the sale of land holdings located in Malden and Revere, Massachusetts. See Note 3: Recent Transactions – Dispositions to the Financial Statements.

Gain on sale from unconsolidated joint ventures. In 2020, the Company recorded a $35.2 million gain on the sale of its interests in joint ventures which owned property in Arlington, Virginia and land in Hillsborough, New Jersey. In 2019, the Company recorded a $0.9 million gain on the sale of its interests in a joint venture, which owned a property in Red Bank, New Jersey. See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.

Gain/(loss) from extinguishment of debt, net. In 2020, the Company recorded a loss on early retirement of debt of $0.3 million in connection with the repayment of a construction loan on a multifamily property located in Malden, Massachusetts. In 2019, the Company recognized a gain from early retirement of debt of $1.6 million in connection with the early termination of part of interest rate swap agreements, which resulted from the prepayment of unsecured term loan balances in 2019.

Discontinued operations. In 2019, the Company classified 37 office properties totaling 6.6 million square feet as discontinued operations, some of which were sold during 2019 and 2020. In 2020, the Company reclassified one of the discontinued properties as held for use. The income from these properties increased $46.4 million for 2020 as compared to 2019, due primarily to a decrease in depreciation and amortization costs. Upon classifying these properties as held for sale in December 2019, the Company ceased recording depreciation and amortization on the long lived assets, thereby resulting in a decrease of depreciation and amortization in 2020 compared to 2019. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $11.2 million in 2020 and a loss of $133.4 million in 2019.

Net income (loss). Net income (loss) decreased to a loss of $33.6 million in 2020 from net income of $143.8 million in 2019. The decrease of $177.4 million was due to the factors discussed above.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

2018

	Years Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Revenue from rental operations and other:
Revenues from leases	$302,409	$323,793	$(21,384)	(6.6)%
Parking income	21,857	21,907	(50)	(0.2)
Hotel income	9,841	0	9,841	-
Other income	9,222	8,930	292	3.3
Total revenues from rental operations	343,329	354,630	(11,301)	(3.2)

Property expenses:
Real estate taxes	44,817	45,178	(361)	(0.8)
Utilities	17,881	23,799	(5,918)	(24.9)
Operating services	70,409	70,849	(440)	(0.6)
Total property expenses	133,107	139,826	(6,719)	(4.8)

Non-property revenues:
Real estate services	13,873	17,094	(3,221)	(18.8)
Total non-property revenues	13,873	17,094	(3,221)	(18.8)

Non-property expenses:
Real estate services expenses	15,918	17,919	(2,001)	(11.2)
General and administrative	59,805	53,869	5,936	11.0
Depreciation and amortization	133,597	113,817	19,780	17.4
Land and other impairments	32,444	24,566	7,878	32.1
Total non-property expenses	241,764	210,171	31,593	15.0
Operating income	(17,669)	21,727	(39,396)	(181.3)
Other (expense) income:
Interest expense	(90,569)	(77,594)	(12,975)	(16.7)
Interest and other investment income	2,412	3,220	(808)	(25.1)
Equity in earnings (loss) of unconsolidated joint ventures	(1,319)	(127)	(1,192)	(938.6)
Gain on change of control of interests	13,790	14,217	(427)	(3.0)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	343,102	99,436	243,666	245.0
Gain on disposition of developable land	522	30,939	(30,417)	(98.3)
Gain on sale from unconsolidated joint ventures	903	-	903	-
Gain (loss) from extinguishment of debt, net	1,648	(8,994)	10,642	118.3
Total other (expense) income	270,489	61,097	209,392	342.7
Income (loss) from continuing operations	252,820	82,824	169,996	205.2
Discontinued operations:
Income from discontinued operations	24,366	23,577	789	3.3
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(133,350)	-	(133,350)	-
Total discontinued operations, net	(108,984)	23,577	(132,561)	(562.2)
Net income (loss)	$143,836	$106,401	$37,435	35.2%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2019 as compared to 2018 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2018 and 2019:

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2018 and 2019
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(21,384)	(6.6)%	$(5,999)	(1.8)%	$59,958	18.9%	$(75,343)	(23.7)%
Parking income	(50)	(0.2)	(1,686)	(7.6)	2,305	10.5	(669)	(3.1)
Hotel Income	9,841	-	-	-	9,841	-	-	-
Other income	292	3.3	(528)	(5.9)	1,257	14.1	(437)	(4.9)
Total	$(11,301)	(3.2)%	$(8,213)	(2.3)%	$73,361	21.0%	$(76,449)	(21.9)%

Property expenses:
Real estate taxes	$(361)	(0.8)%	$(169)	(0.3)%	$10,409	23.4%	$(10,601)	(23.9)%
Utilities	(5,918)	(24.9)	(1,107)	(4.7)	1,876	7.9	(6,687)	(28.1)
Operating services	(440)	(0.6)	(3)	-	13,197	18.9	(13,634)	(19.5)
Total	$(6,719)	(4.8)%	$(1,279)	(0.8)%	$25,482	18.4%	$(30,922)	(22.4)%

OTHER DATA:
Number of Consolidated Properties	25		16		9		131
Commercial Square feet (in thousands)	4,889		4,889		-		13,190
Multi-family portfolio (number of units)	3,907		1,006		2,901		1,545

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $6.0 million, or 1.8 percent, for 2019 as compared to 2018, due primarily to a 610 basis point decrease in the average same store percent leased of the office portfolio from 82.2 percent in 2018 to 76.1 percent in 2019.

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

Real estate taxes. Real estate taxes on the Same-Store Properties decreased $0.2 million, or 0.3 percent, for 2019 as compared to 2018 due primarily to lower tax assessment values for the Company’s office properties in 2019 as compared to 2018.

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

General and administrative. General and administrative expenses increased $5.9 million, or 11.0 percent, in 2019 as compared to 2018 due primarily to $4.6 million in costs incurred in 2019 due to consulting and related fees and costs from strategic planning activities of the Company, $4.1 million in costs incurred in 2019 in connection with the contested election of the Board of Directors at the General

Partners’ 2019 annual meeting of stockholders and leasing personnel costs of $2.3 million were expensed in 2019 while none of these costs were expensed in 2018. These costs were partially offset by a decrease in severance, separation and related costs from management restructurings which amounted to $1.3 million in 2019, as compared to $6.6 million in 2018 (resulting from the departure of certain of the Company’s executive officers and other management restructuring).

Depreciation and amortization. Depreciation and amortization increased $19.8 million, or 17.4 percent, for 2019 over 2018. This decrease was due primarily to an increase in depreciation of $40.7 million for 2019 as compared to 2018 from the Acquired Properties and an increase of $1.8 million for 2019 as compared to 2018 on the Same-Store Properties. These were partially offset by lower depreciation of approximately $22.7 million for properties sold or removed from service during 2018 and 2019.

Land and other impairments. In 2019, the Company recorded valuation impairment charges of $32.4 million on developable land parcels. The Company recorded land impairment charges of $24.6 million in 2018 on two developable land parcels in Pennsylvania. See Note 3: Impairments – to the Financial Statements.

Interest expense. Interest expense increased $13.0 million, or 16.7 percent, for 2019 as compared to 2018. This increase was primarily the result of higher average debt balances in 2019, as compared to 2018.

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

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of $343.1 million in 2019 and $99.4 million in 2018. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on disposition of developable land. The Company recorded a gain of $0.5 million in 2019 on the sale of land holdings located in Malden and Revere, Massachusetts and a gain of $30.9 million 2018 on the disposal of land in Upper Saddle River, New Jersey. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on sale from unconsolidated joint ventures. In 2019, the Company recorded a $0.9 million gain on the sale of its interests in a joint venture, which owned a property in Red Bank, New Jersey. See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.

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

Discontinued operations. In 2019, the Company classified 37 office properties totaling 6.6 million square feet as discontinued operations. The income from these properties increased $0.8 million for 2019 as compared to 2018. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a loss of $133.4 million on these properties in 2019.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of office properties, (primarily from the disposition of the Suburban Office Portfolio, of which $652.4 million of properties are under contract for sale) net cash provided by operating activities and draw from its unsecured revolving credit facility. The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration. Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, to the extent available, proceeds from property sales, joint venture capital, long-term and short-term borrowings (including draws on the Company’s unsecured revolving credit facility) and the issuance of additional debt and/or equity securities.

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

Construction Projects

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $143.8 million, of which construction costs of $98.1 million have been incurred through December 31, 2020, is expected to be ready for occupancy early 2021. The Company has funded $51.8 million as of December 31, 2020, and the remaining construction costs are expected to be funded from a $92 million construction loan (of which $46.3 million was drawn as of December 31, 2020).

The Company is developing a 198-unit multi-family project known as The Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $77.9 million have been incurred through December 31, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $35.4 million of the construction costs, and the remaining construction costs are expected to be funded from a $64 million construction loan (of which $42.5 million was drawn as of December 31, 2020).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $331 million have been incurred through December 31, 2020, is expected to be ready for occupancy in first quarter 2022. The Company has funded $169.5 million of the construction costs and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $161.5 million was drawn as of December 31, 2020).

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

Property Lock-Ups

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of December 31, 2020, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 16 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of December 31, 2020, with an aggregate carrying value of approximately $1.5 billion, are subject to these conditions.

Unencumbered Properties

As of December 31, 2020, the Company had 18 unencumbered properties with a carrying value of $1.1 billion representing 40.9 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash increased by $11.1 million to $52.3 million at December 31, 2020, compared to $41.2 million at December 31, 2019. This increase is comprised of the following net cash flow items:

(1)	$85.4 million provided by operating activities.

(2)	$28.5 million provided by investing activities, consisting primarily of the following:

	(a)	$338.8 million net cash from investing activities - discontinued operations; plus
	(b)	$64.9 million from proceeds from the sales of rental property; plus
	(c)	$0.5 million received from repayments of notes receivables; plus
	(d)	$13.8 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; plus
	(e)	$64.8 million received from proceeds from the sale of investments in unconsolidated joint ventures; minus
	(f)	$3 million used for investments in unconsolidated joint ventures; minus
	(g)	$16.8 million used for rental property acquisitions and related intangibles; minus
	(h)	$138.7 million used for additions to rental property and improvements; minus
	(i)	$295.9 million used for the development of rental property, other related costs and deposits.

(3)	$102.7 million used in financing activities, consisting primarily of the following:

	(a)	$516 million used for repayments of unsecured revolving credit facility; plus
	(b)	$86.6 million used for repayments of mortgages, loans payable and other obligations; plus
	(c)	$60.5 million used for payments of common dividends and distributions; plus
	(d)	$1.7 million used for payment of finance cost; plus
	(e)	$2.7 million used for common unit redemptions; plus
	(f)	$3.2 million used for redemption of redeemable noncontrolling interests; plus
	(g)	$25.9 million used for distribution to redeemable noncontrolling interests; minus
	(h)	$212 million from borrowings under the unsecured revolving credit facility; minus
	(i)	$381.6 million from proceeds received from mortgages and loans payable; minus
	(j)	$0.2 million from distribution to noncontrolling interests.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2020:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$575,000	20.40%	4.09%		1.81
Fixed Rate Secured Debt (b)	1,811,502	64.26%	3.75%		6.23
Variable Rate Secured Debt	407,360	14.45%	3.50%		3.23
Variable Rate Unsecured Debt (c)	25,000	0.89%	1.50%		0.57

Totals/Weighted Average:	$2,818,862	100.00%	3.76%	(b)	4.85
Adjustment for unamortized debt discount	(1,504)
Unamortized deferred financing costs	(15,561)
Total Debt, Net	$2,801,797

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.16 percent as of December 31, 2020, plus the applicable spread.

(b)Balance includes two ten-year mortgage loans obtained by the Company which have fixed rates for the first five years only.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $3.9 million for the year ended December 31, 2020. Weighted average maturity includes extension of maturity of unsecured revolving credit facility to July 2021 based on Company’s payment of extension fee in January 2021

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2020 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2021 (b)	$590	$28,800	$29,390	1.96%
2022	550	440,357	440,907	4.15%
2023	2,047	376,457	378,504	3.39%
2024	3,403	469,545	472,948	3.86%
2025	3,300	-	3,300	3.98%
2026	12,822	658,000	670,822	3.68%
Thereafter	-	822,991	822,991	3.79%
Sub-total	22,712	2,796,150	2,818,862	3.76%
Adjustment for unamortized debt discount/premium, net
as of December 31, 2020	(1,504)	-	(1,504)
Unamortized deferred financing costs	(15,561)	-	(15,561)
Totals/Weighted Average	$5,647	$2,796,150	$2,801,797	3.76%	(c)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.16 percent as of December 31, 2020, plus the applicable spread.

(b)Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $25 million.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $3.9 million for the year ended December 31, 2020.

Senior Unsecured Notes

The terms of the Company’s senior unsecured notes (which totaled approximately $575 million as of December 31, 2020) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

The terms of the 2017 Credit Facility include: (1) a four-year term ending in January 2021, with two six-month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below), of which $10.6 million of letters of credit had been issued as of December 31, 2020; (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio. The Company’s unsecured debt is currently rated B1 by Moody’s and B+ by S&P. In January 2021, the Company elected to exercise the first option to extend the 2017 Credit Facility maturity date for a period of six months. Accordingly, the term of the 2017 Credit Facility was extended to July 2021, with the Company’s payment of the 7.5 basis point extension fee.

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

The 2017 Credit Agreement, which applies to both the 2017 Credit Facility and 2017 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the 2017 Credit Agreement (described below), or (ii) the property dispositions are completed while the Company is under an event of default under the 2017 Credit Agreement, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  The 2017 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2017 Credit Facility. These change of control provisions, which have been included as an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board Directors nor appointed by a majority of directors nominated by the Board of Directors. Furthermore, the agreements governing the Company's Senior Unsecured Notes include cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the Notes if the change of control provisions under the 2017 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2017 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. In addition, construction loans secured by two multi-family residential property development projects contain cross-acceleration provisions similar to those in the agreements governing the Notes for defaults by the Company. If these change of control provisions were triggered, the Company could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2017 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

Before it amended and restated its unsecured revolving credit facility in January 2017, the Company had a $600 million unsecured revolving credit facility with a group of 17 lenders that was scheduled to mature in July 2017. The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity, payable quarterly in arrears was based upon the Operating Partnership’s unsecured debt ratings at the time, as follows:

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

In summary, the Company recorded a net gain(loss) from extinguishment of debt of $1.6 million during the year ended December 31, 2019, as described above.

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

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its Suburban Office Portfolio assets over time, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of February 23, 2021, the Company had outstanding borrowings of $8 million under its unsecured revolving credit facility. The Company is reviewing various financing and refinancing options, including the redemption or purchase of the senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2020. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the years ended December 31, 2020 and 2019, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2020	90,595,176	9,612,064	100,207,240
Restricted stock issued	52,974	-	52,974
Conversion of deferred stock units for common stock	61,277	-	61,277
Common units redeemed for common stock	-	-	-
Conversion of LTIP units for common units	-	38,626	38,626
Vested LTIP units	-	136,957	136,957
Cancellation of common unit	-	(1)	(1)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,990	-	2,990
Redemption of common units	-	(138,615)	(138,615)

Outstanding at December 31, 2020	90,712,417	9,649,031	100,361,448

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2019	90,320,306	10,229,349	100,549,655
Common units redeemed for common stock	38,011	(38,011)	-
Conversion of LTIP units for common units	-	18,438	18,438
Conversion of deferred stock units for common stock	193,949	-	193,949
Vested LTIP Units	-	68,206	68,206
Cancellation of restricted stock	(1,936)	-	(1,936)
Restricted stock issued	42,690	-	42,690
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,156	-	2,156
Redemption of common units	-	(665,918)	(665,918)

Outstanding at December 31, 2019	90,595,176	9,612,064	100,207,240

Share/Unit Repurchase Program

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of December 31, 2020, the General Partner has a remaining authorization under the Repurchase Program of $139 million. There were no common stock repurchases in the years ended December 31, 2019 and 2020, and through February 23, 2021.

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of February 23, 2021.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of February 23, 2021.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. Such guaranteed debt has a total facility amount of $304.0 million of which the Company has agreed to guarantee up to $33.2 million. As of December 31, 2020, the outstanding balance of such guaranteed debt totaled $267.6 million of which $29.6 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of December 31, 2020:

		Payments Due by Period
		Less than 1		2 – 3		4 – 5		6 – 10	After 10
(dollars in thousands)	Total	Year		Years		Years		Years	Years
Senior unsecured notes	$616,907	$22,163		$594,744		$-		$-	$-
Unsecured revolving credit
facility and term loans	25,219	25,219	(a)	-		-		-	-
Mortgages, loans payable
and other obligations (b)	2,675,613	73,162		390,317	(c)	625,939	(d)	1,521,524	64,671
Payments in lieu of taxes
(PILOT)	9,267	6,711		2,556		-		-	-
Ground lease payments	161,754	1,750		3,506		3,518		8,757	144,223
Total	$3,488,760	$129,005		$991,123		$629,457		$1,530,281	$208,894

(a)Interest payments assume LIBOR rate of 0.16 percent, which is the weighted average rate on this outstanding variable rate debt at December 31, 2020, plus the applicable spread.

(b)Interest payments assume LIBOR rate of 0.17 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at December 31, 2020, plus the applicable spread.

(c)Includes $183 million pertaining to various mortgages with one-year extension options.

(d)Includes $161 million pertaining to various mortgages with one-year extension options.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) available to common shareholders	$(51,387)	$111,861	$84,111
Add (deduct): Noncontrolling interests in Operating Partnership	(13,279)	23,720	7,127
Noncontrolling interests in discontinued operations	7,880	(10,456)	2,400
Real estate-related depreciation and amortization on
continuing operations (a)	132,816	144,932	129,908
Real estate-related depreciation and amortization
on discontinued operations	4,806	70,614	60,486
Property impairments on continuing operations	36,582	-	-
Property impairments on discontinued operations	-	11,696	-
Impairment of unconsolidated joint venture investment
(included in Equity in earnings)	2,562	3,661
Gain on change of control of interests	-	(13,790)	(14,217)
Gain on sale from unconsolidated joint ventures	(35,184)	(903)	-
Continuing operations: Realized (gains) losses and unrealized losses
on disposition of rental property, net	(5,481)	(343,102)	(99,436)
Discontinued operations: Realized (gains) losses and unrealized losses
on disposition of rental property, net	(11,201)	117,898	-
Funds from operations available to common stock
and Operating Partnership unitholders (b)	$68,114	$116,131	$170,379

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $12.4 million, $13.0 million and $17.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Excludes non-real estate-related depreciation and amortization of $1,610, $2,092 and $2,139 for the years ended December 31, 2020, 2019 and 2018, respectively.

(b)Net income available to common shareholders in 2020, 2019 and 2018 included $16.8 million, $36.2 million and $24.6 million, respectively, of land impairment charges and $5.8 million, $0.5 million and $30.9 million, respectively, from a gain (loss) on sale of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets.

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

In addition, the extent to which the ongoing COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2020, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

Approximately $2.4 billion of the Company’s long-term debt as of December 31, 2020 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of December 31, 2020 ranged from LIBOR plus 184 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $4.3 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2020 would be approximately $112.5 million.

December 31, 2020
Debt,
including current portion											Fair
($s in thousands)	2021	2022	2023	2024	2025	2026	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$4,390	$300,550	$336,045	$311,403	$3,300	$607,822	$822,991	$2,386,501	$(12,123)	$2,374,378	$2,451,583
Average Interest Rate	4.59%	4.61%	3.53%	3.43%	3.98%	3.85%	3.79%			3.83%

Variable Rate	$25,000	$140,357	$42,459	$161,545	$-	$63,000	$-	$432,361	$(4,942)	$427,419	$427,419

(a) Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of December 31, 2020.

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

The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2020 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the General Partner’s internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

The General Partner’s management has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 9, 2021, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 9, 2021, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 9, 2021, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 9, 2021, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 9, 2021, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.     All Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(a) 2.     Financial Statement Schedules

(i)Mack-Cali Realty Corporation and Mack-Cali Realty, L.P.:

Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2020 with reconciliations for the years ended December 31, 2020, 2019 and 2018.

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

Not Applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mack-Cali Realty Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mack-Cali Realty Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Estimated Fair Value of Impaired Rental Property and Estimated Net Sales Price of Real Estate Held for Sale in the Absence of an Executed Sales Agreement

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s net investment in rental property and real estate held for sale, net was $4.6 billion and $657 million, respectively, as of December 31, 2020. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. Management’s estimates of aggregate future cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, market capitalization rates and discount rates, if applicable. When assets are identified by management as held for sale, management discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. If, in management’s opinion, the estimated net sales price, net of expected selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to management’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land holdings, which can be classified as either rental property or real estate held for sale, an estimated per-unit market value assumption is also considered based on development rights for the land.

The principal considerations for our determination that performing procedures relating to the estimated fair value of impaired rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement is a critical audit matter are (i) the high degree of auditor judgment and subjectivity involved in performing procedures relating to the estimated fair value of impaired rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to estimates of aggregate future cash flows, market capitalization rates, discount rates and for developable land holdings, the estimated per-unit market value; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimated fair value of impaired rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement, including controls over the reasonableness of the assumptions used in the estimates. These procedures also included, among others, testing management’s process by (i) evaluating the appropriateness of the methods to estimate fair value and net sales price; (ii) evaluating the reasonableness of significant assumptions related to estimates of aggregate future cash flows, market capitalization rates, discount rates and for developable land holdings, the estimated per-unit market value; and (iii) testing the completeness and accuracy of data provided by management. For a sample of impaired rental properties and real estate held for sale in the absence of an executed sales agreement, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of estimates of aggregate future cash flows, market capitalization rates, discount rates and for developable land holdings, the estimated per-unit market value. Evaluating the reasonableness of these significant assumptions involved considering the past performance of the assets, market data for similar investments, and whether this evidence was consistent with evidence obtained in other areas of the audit.

Estimated Future Redemption Value of Non-controlling Interest – Valuation of the Roseland Real Estate Portfolio

As described in Note 15 to the consolidated financial statements, the Company’s redeemable non-controlling interest balance in Roseland Residential, L.P. (“Roseland”), a consolidated subsidiary, was $461.0 million and the estimated future redemption value of Rockpoint’s Preferred Units was approximately $476 million as of December 31, 2020. The estimated future redemption value is arrived at by hypothetically liquidating the estimated net asset value of the Roseland real estate portfolio including debt principal through the applicable waterfall provisions of the investment agreement. Management estimates net asset value based on unobservable inputs after considering the assumptions that market participants would make in valuing the real estate assets of Roseland which is the basis for pricing the future redemption value of the Rockpoint interests. Management estimates the net asset value of Roseland by (i) applying a discount rate to the estimated future cash flows for properties under development during the period under construction and then applying a direct capitalization method to the estimated stabilized cash flows, (ii) using the direct capitalization method by applying a capitalization rate to the projected net operating income for operating properties and (iii) estimating per-unit market value rate assumptions for developable land holdings and redevelopment projects based on current plans and/or development rights available for the land or projects. Estimated future cash flows used in such analyses are based on management’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.

The principal considerations for our determination that performing procedures relating to the estimated future redemption value of non-controlling interest - valuation of the Roseland real estate portfolio is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the valuation of the Roseland real estate portfolio due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions used in the estimated future cash flows related to capitalization rates for operating properties and properties under development and per-unit market value rate assumptions for developable land holdings and redevelopment projects; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimated future redemption value of non-controlling interest - valuation of the Roseland real estate portfolio, including controls over the reasonableness of the capitalization rates and per-unit market value rate assumptions. These procedures also included, among others, testing management’s process by (i) evaluating the appropriateness of the methods to estimate the value of the Roseland real estate portfolio; (ii) evaluating the reasonableness of significant assumptions related to capitalization rates for operating properties and properties under development and per-unit market value rate assumptions for developable land holdings and redevelopment projects; and (iii) testing the completeness and accuracy of data provided by management. For a sample of properties within the Roseland real estate portfolio, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s cash flow projections including the capitalization rates and per-unit market value rate assumptions. Evaluating the reasonableness of significant assumptions related to the valuation of the Roseland real estate portfolio involved considering the past performance of the properties, market data for similar investments, and whether this evidence was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 25, 2021

We have served as the Company’s auditor since 1994.

Report of Independent Registered Public Accounting Firm

To the Partners of Mack-Cali Realty, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mack-Cali Realty, L.P. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Estimated Fair Value of Impaired Rental Property and Estimated Net Sales Price of Real Estate Held for Sale in the Absence of an Executed Sales Agreement

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s net investment in rental property and real estate held for sale, net was $4.6 billion and $657 million, respectively, as of December 31, 2020. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. Management’s estimates of aggregate future cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, market capitalization rates and discount rates, if applicable. When assets are identified by management as held for sale, management discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. If, in management’s opinion, the estimated net sales price, net of expected selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to management’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land holdings, which can be classified as either rental property or real estate held for sale, an estimated per-unit market value assumption is also considered based on development rights for the land.

The principal considerations for our determination that performing procedures relating to the estimated fair value of impaired rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement is a critical audit matter are (i) the high degree of auditor judgment and subjectivity involved in performing procedures relating to the estimated fair value of impaired rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to estimates of aggregate future cash flows, market capitalization rates, discount rates and for developable land holdings, the estimated per-unit market value; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimated fair value of impaired rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement, including controls over the reasonableness of the assumptions used in the estimates. These procedures also included, among others, testing management’s process by (i) evaluating the appropriateness of the methods to estimate fair value and net sales price; (ii) evaluating the reasonableness of significant assumptions related to estimates of aggregate future cash flows, market capitalization rates, discount rates and for developable land holdings, the estimated per-unit market value; and (iii) testing the completeness and accuracy of data provided by management. For a sample of impaired rental properties and real estate held for sale in the absence of an executed sales agreement, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of estimates of aggregate future cash flows, market capitalization rates, discount rates and for developable land holdings, the estimated per-unit market value. Evaluating the reasonableness of these significant assumptions involved considering the past performance of the assets, market data for similar investments, and whether this evidence was consistent with evidence obtained in other areas of the audit.

Estimated Future Redemption Value of Non-controlling Interest – Valuation of the Roseland Real Estate Portfolio

As described in Note 15 to the consolidated financial statements, the Company’s redeemable non-controlling interest balance in Roseland Residential, L.P. (“Roseland”), a consolidated subsidiary, was $461.0 million and the estimated future redemption value of Rockpoint’s Preferred Units was approximately $476 million as of December 31, 2020. The estimated future redemption value is arrived at by hypothetically liquidating the estimated net asset value of the Roseland real estate portfolio including debt principal through the applicable waterfall provisions of the investment agreement. Management estimates net asset value based on unobservable inputs after considering the assumptions that market participants would make in valuing the real estate assets of Roseland which is the basis for pricing the future redemption value of the Rockpoint interests. Management estimates the net asset value of Roseland by (i) applying a discount rate to the estimated future cash flows for properties under development during the period under construction and then applying a direct capitalization method to the estimated stabilized cash flows, (ii) using the direct capitalization method by applying a capitalization rate to the projected net operating income for operating properties and (iii) estimating per-unit market value rate assumptions for developable land holdings and redevelopment projects based on current plans and/or development rights available for the land or projects. Estimated future cash flows used in such analyses are based on management’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.

The principal considerations for our determination that performing procedures relating to the estimated future redemption value of non-controlling interest - valuation of the Roseland real estate portfolio is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the valuation of the Roseland real estate portfolio due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions used in the estimated future cash flows related to capitalization rates for operating properties and properties under development and per-unit market value rate assumptions for developable land holdings and redevelopment projects; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimated future redemption value of non-controlling interest - valuation of the Roseland real estate portfolio, including controls over the reasonableness of the capitalization rates and per-unit market value rate assumptions. These procedures also included, among others, testing management’s process by (i) evaluating the appropriateness of the methods to estimate the value of the Roseland real estate portfolio; (ii) evaluating the reasonableness of significant assumptions related to capitalization rates for operating properties and properties under development and per-unit market value rate assumptions for developable land holdings and redevelopment projects; and (iii) testing the completeness and accuracy of data provided by management. For a sample of properties within the Roseland real estate portfolio, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s cash flow projections including the capitalization rates and per-unit market value rate assumptions. Evaluating the reasonableness of significant assumptions related to the valuation of the Roseland real estate portfolio involved considering the past performance of the properties, market data for similar investments, and whether this evidence was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 25, 2021

We have served as the Company’s auditor since 1998.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,	December 31,
ASSETS	2020	2019
Rental property
Land and leasehold interests	$639,636	$653,231
Buildings and improvements	3,743,831	3,361,435
Tenant improvements	171,623	163,299
Furniture, fixtures and equipment	83,553	78,716
	4,638,643	4,256,681
Less – accumulated depreciation and amortization	(656,331)	(558,617)
	3,982,312	3,698,064
Real estate held for sale, net	656,963	966,497
Net investment in rental property	4,639,275	4,664,561
Cash and cash equivalents	38,096	25,589
Restricted cash	14,207	15,577
Investments in unconsolidated joint ventures	162,382	209,091
Unbilled rents receivable, net	84,907	95,686
Deferred charges, goodwill and other assets, net	199,541	275,102
Accounts receivable	9,378	7,192

Total assets	$5,147,786	$5,292,798

LIABILITIES AND EQUITY
Senior unsecured notes, net	$572,653	$571,484
Unsecured revolving credit facility and term loans	25,000	329,000
Mortgages, loans payable and other obligations, net	2,204,144	1,908,034
Dividends and distributions payable	1,493	22,265
Accounts payable, accrued expenses and other liabilities	194,717	209,510
Rents received in advance and security deposits	34,101	39,463
Accrued interest payable	10,001	10,185
Total liabilities	3,042,109	3,089,941

Commitments and contingencies

Redeemable noncontrolling interests	513,297	503,382

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,712,417 and 90,595,176 shares outstanding	907	906
Additional paid-in capital	2,528,187	2,535,440
Dividends in excess of net earnings	(1,130,277)	(1,042,629)
Accumulated other comprehensive income (loss)	-	(18)
Total Mack-Cali Realty Corporation stockholders’ equity	1,398,817	1,493,699

Noncontrolling interests in subsidiaries:
Operating Partnership	148,791	158,480
Consolidated joint ventures	44,772	47,296
Total noncontrolling interests in subsidiaries	193,563	205,776

Total equity	1,592,380	1,699,475

Total liabilities and equity	$5,147,786	$5,292,798

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2020	2019	2018
Revenue from leases	$272,970	$302,409	$323,793
Real estate services	11,390	13,873	17,094
Parking income	15,604	21,857	21,907
Hotel income	4,287	9,841	-
Other income	9,311	9,222	8,930
Total revenues	313,562	357,202	371,724

EXPENSES
Real estate taxes	45,825	44,817	45,178
Utilities	13,717	17,881	23,799
Operating services	68,313	70,409	70,849
Real estate services expenses	13,555	15,918	17,919
General and administrative	73,641	59,805	53,869
Depreciation and amortization	122,035	133,597	113,817
Property impairments	36,582	-	-
Land and other impairments	16,817	32,444	24,566
Total expenses	390,485	374,871	349,997

OTHER (EXPENSE) INCOME
Interest expense	(80,991)	(90,569)	(77,594)
Interest and other investment income (loss)	43	2,412	3,220
Equity in earnings (loss) of unconsolidated joint ventures	(3,832)	(1,319)	(127)
Gain on change of control of interests	-	13,790	14,217
Realized gains (losses) and unrealized losses on disposition of
rental property, net	5,481	343,102	99,436
Gain on disposition of developable land	5,787	522	30,939
Gain on sale from unconsolidated joint ventures	35,184	903	-
Gain (loss) from extinguishment of debt, net	(272)	1,648	(8,994)
Total other income (expense)	(38,600)	270,489	61,097
Income (loss) from continuing operations	(115,523)	252,820	82,824

Discontinued operations:
Income from discontinued operations	70,724	24,366	23,577
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	11,201	(133,350)	-
Total discontinued operations, net	81,925	(108,984)	23,577
Net income (loss)	(33,598)	143,836	106,401
Noncontrolling interests in consolidated joint ventures	2,695	3,904	1,216
Noncontrolling interests in Operating Partnership of income from
continuing operations	13,279	(23,720)	(7,127)
Noncontrolling interests in Operating Partnership in discontinued operations	(7,880)	10,456	(2,400)
Redeemable noncontrolling interests	(25,883)	(22,615)	(13,979)
Net income (loss) available to common shareholders	$(51,387)	$111,861	$84,111

Basic earnings per common share:
Income (loss) from continuing operations	$(1.51)	$2.04	$0.57
Discontinued operations	0.81	(1.09)	0.23
Net income (loss) available to common shareholders	$(0.70)	$0.95	$0.80

Diluted earnings per common share:
Income (loss) from continuing operations	$(1.51)	$2.04	$0.57
Discontinued operations	0.81	(1.09)	0.23
Net income (loss) available to common shareholders	$(0.70)	$0.95	$0.80

Basic weighted average shares outstanding	90,648	90,557	90,388

Diluted weighted average shares outstanding	100,260	100,689	100,724

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$(33,598)	$143,836	$106,401
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	(16)	(10,158)	2,318
Comprehensive income (loss)	$(33,614)	$133,678	$108,719
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	2,695	3,904	1,216
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(25,883)	(22,615)	(13,979)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	5,433	(12,284)	(9,764)
Comprehensive income (loss) attributable to common shareholders	$(51,369)	$102,683	$86,192

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

						Accumulated
			Additional	Dividends in		Other	Noncontrolling
	Common Stock		Paid-In	Excess of		Comprehensive	Interests
	Shares	Par Value	Capital	Net Earnings		Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2018	89,914	$899	$2,565,136	$(1,096,429)		$6,689	$192,428	$1,668,723
Net income	-	-	-	84,111		-	22,290	106,401
Common stock dividends	-	-	-	(72,200)		-	-	(72,200)
Common unit distributions	-	-	-	-		-	(9,022)	(9,022)
Redeemable noncontrolling interest	-	-	(11,425)	-		-	(15,275)	(26,700)
Change in noncontrolling interest								-
in consolidated joint ventures	-	-	-	-		-	22,333	22,333
Redemption of common units								-
for common stock	264	3	4,341	-		-	(4,344)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	4	-	(37)	-		-	-	(37)
Directors' deferred compensation plan	-	-	507	-		-	-	507
Stock compensation	147	1	1,413	-		-	5,480	6,894
Cancellation of restricted shares	(9)	-	(583)	-	-	-	(1,453)	(2,036)
Other comprehensive income	-	-	-	-		2,081	237	2,318
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	2,151	-		-	(2,151)	-
Balance at December 31, 2018	90,320	$903	$2,561,503	$(1,084,518)		$8,770	$210,523	$1,697,181
Net income (loss)	-	-	-	111,861		-	31,975	143,836
Common stock dividends	-	-	-	(72,401)		-	-	(72,401)
Common unit distributions	-	-	-	-		-	(8,705)	(8,705)
Redeemable noncontrolling interests	-	-	(25,885)	-		-	(25,470)	(51,355)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-		-	9,050	7,092
Redemption of common units for common stock	38	1	704	-		-	(705)	-
Redemption of common units	-	-	(1,665)	-		-	(12,799)	(14,464)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	39	-		-	-	39
Directors' deferred compensation plan	194	2	317	-		-	-	319
Stock compensation	41	-	627	-		-	7,534	8,161
Cancellation of unvested LTIP units	-	-	-	2,819		-	(2,889)	(70)
Other comprehensive income (loss)	-	-	-	(390)		(8,788)	(980)	(10,158)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,758	-		-	(1,758)	-
Balance at December 31, 2019	90,595	$906	$2,535,440	$(1,042,629)		$(18)	$205,776	$1,699,475
Net income (loss)	-	-	-	(51,387)		-	17,789	(33,598)
Common stock dividends	-	-	-	(36,261)		-	-	(36,261)
Common unit distributions	-	-	-	-		-	(3,509)	(3,509)
Redeemable noncontrolling interests	-	-	(11,814)	-		-	(27,137)	(38,951)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-		-	171	171
Redemption of common units for common stock	-	-	-	-		-	-	-
Redemption of common units	-	-	-	-		-	(2,693)	(2,693)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	37	-		-	-	37
Directors' deferred compensation plan	61	1	290	-		-	-	291
Stock compensation	53	-	1,614	-		-	6,021	7,635
Cancellation of unvested LTIP units	-	-	-	-		-	(201)	(201)
Other comprehensive income (loss)	-	-	-	-		18	(34)	(16)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	2,620	-		-	(2,620)	-
Balance at December 31, 2020	90,712	$907	$2,528,187	$(1,130,277)		$-	$193,563	$1,592,380

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019	2018
Net income (loss)	$(33,598)	$143,836	$106,401
Net (income) loss from discontinued operations	(81,925)	108,984	(23,577)
Net income (loss) from continuing operations	(115,523)	252,820	82,824
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	118,345	129,725	109,352
Amortization of directors deferred compensation stock units	291	319	507
Amortization of stock compensation	7,635	8,161	6,894
Amortization of deferred financing costs	4,625	4,625	5,028
Amortization of debt discount and mark-to-market	(1,083)	(949)	(948)
Equity in (earnings) loss of unconsolidated joint ventures	3,832	1,319	127
Distributions of cumulative earnings from unconsolidated joint ventures	5,300	6,923	9,182
Gain on change of control of interests	-	(13,790)	(14,217)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(5,481)	(343,102)	(99,436)
Gain on disposition of developable land	(5,787)	(522)	(30,939)
Property impairments on continuing operations	36,582	-	-
Land and other impairments	16,817	32,444	24,566
Gain on sale from unconsolidated joint ventures	(35,184)	(903)	-
(Gain)Loss from extinguishment of debt	272	(1,648)	10,750
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(1,135)	(7,240)	(7,627)
Increase in deferred charges, goodwill and other assets	(806)	(21,921)	(23,389)
(Increase) decrease in accounts receivable, net	(5,117)	2,132	871
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,577)	1,820	12,567
(Decrease) Increase in rents received in advance and security deposits	(2,446)	2,002	736
(Decrease) increase in accrued interest payable	(184)	1,068	(157)
Net cash flows provided by operating activities - continuing operations	11,376	53,283	86,691
Net cash flows provided by operating activities - discontinued operations	74,046	78,559	80,382

Net cash provided by operating activities	$85,422	$131,842	$167,073

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(16,811)	$(956,040)	$(164,838)
Rental property additions and improvements	(138,688)	(88,240)	(113,523)
Development of rental property and other related costs	(295,892)	(172,309)	(184,764)
Proceeds from the sales of rental property	64,947	825,613	338,015
Proceeds from the sale of investments in unconsolidated joint ventures	64,773	4,039	-
Repayment of notes receivable	458	46,597	12,102
Investment in unconsolidated joint ventures	(2,959)	(9,011)	(11,789)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	13,826	8,697	11,553
Net cash used in investing activities - continuing operations	(310,346)	(340,654)	(113,244)
Net cash provided by (used in) investing activities - discontinued operations	338,811	(75,421)	(54,910)

Net cash provided by (used in) investing activities	$28,465	$(416,075)	$(168,154)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$212,000	$829,000	$461,000
Repayment of revolving credit facility	(516,000)	(617,000)	(494,000)
Repayment of unsecured term loan	-	(675,000)	-
Proceeds from mortgages and loans payable	381,577	877,126	434,293
Repayment of mortgages, loans payable and other obligations	(86,561)	(155,115)	(418,495)
Acquisition of noncontrolling interests	-	(5,017)	-
(Redemption) issuance of redeemable noncontrolling interests, net	(3,153)	145,000	105,000
Common unit redemptions	(2,693)	(7,769)	-
Payment of financing costs	(1,677)	(12,339)	(3,576)
(Contributions) distributions to noncontrolling interests	171	(466)	(7,542)
Distributions to redeemable noncontrolling interests	(25,883)	(21,883)	(13,449)
Payment of common dividends and distributions	(60,532)	(80,692)	(80,568)

Net cash (used in) provided by financing activities	$(102,751)	$275,845	$(17,337)

Net increase (decrease) in cash and cash equivalents	$11,136	$(8,388)	$(18,418)
Cash, cash equivalents and restricted cash, beginning of period (1)	41,166	49,554	67,972

Cash, cash equivalents and restricted cash, end of period (2)	$52,302	$41,166	$49,554

(1)Includes Restricted Cash of $15,577, $19,921 and $39,792 as of December 31, 2019, 2018 and 2017, respectively, pursuant to the adoption of ASU 2016-15.

(2)Includes Restricted Cash of $14,207, $15,577 and $19,921 as of December 31, 2020, 2019 and 2018, respectively, pursuant to the adoption of ASU 2016-15.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	December 31,	December 31,
ASSETS	2020	2019
Rental property
Land and leasehold interests	$639,636	$653,231
Buildings and improvements	3,743,831	3,361,435
Tenant improvements	171,623	163,299
Furniture, fixtures and equipment	83,553	78,716
	4,638,643	4,256,681
Less – accumulated depreciation and amortization	(656,331)	(558,617)
	3,982,312	3,698,064
Real estate held for sale, net	656,963	966,497
Net investment in rental property	4,639,275	4,664,561
Cash and cash equivalents	38,096	25,589
Restricted cash	14,207	15,577
Investments in unconsolidated joint ventures	162,382	209,091
Unbilled rents receivable, net	84,907	95,686
Deferred charges, goodwill and other assets, net	199,541	275,102
Accounts receivable	9,378	7,192

Total assets	$5,147,786	$5,292,798

LIABILITIES AND EQUITY
Senior unsecured notes, net	$572,653	$571,484
Unsecured revolving credit facility and term loans	25,000	329,000
Mortgages, loans payable and other obligations, net	2,204,144	1,908,034
Distributions payable	1,493	22,265
Accounts payable, accrued expenses and other liabilities	194,717	209,510
Rents received in advance and security deposits	34,101	39,463
Accrued interest payable	10,001	10,185
Total liabilities	3,042,109	3,089,941

Commitments and contingencies

Redeemable noncontrolling interests	513,297	503,382

Partners’ Capital:
General Partner, 90,712,417 and 90,595,176 common units outstanding	1,330,048	1,427,568
Limited partners, 9,649,031 and 9,612,064 common units/LTIPs outstanding	217,560	224,629
Accumulated other comprehensive income (loss)	-	(18)
Total Mack-Cali Realty, L.P. partners’ capital	1,547,608	1,652,179

Noncontrolling interests in consolidated joint ventures	44,772	47,296

Total equity	1,592,380	1,699,475

Total liabilities and equity	$5,147,786	$5,292,798

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2020	2019	2018
Revenue from leases	$272,970	$302,409	$323,793
Real estate services	11,390	13,873	17,094
Parking income	15,604	21,857	21,907
Hotel income	4,287	9,841	-
Other income	9,311	9,222	8,930
Total revenues	313,562	357,202	371,724

EXPENSES
Real estate taxes	45,825	44,817	45,178
Utilities	13,717	17,881	23,799
Operating services	68,313	70,409	70,849
Real estate services expenses	13,555	15,918	17,919
General and administrative	73,641	59,805	53,869
Depreciation and amortization	122,035	133,597	113,817
Property impairments	36,582	-	-
Land and other impairments	16,817	32,444	24,566
Total expenses	390,485	374,871	349,997

OTHER (EXPENSE) INCOME
Interest expense	(80,991)	(90,569)	(77,594)
Interest and other investment income (loss)	43	2,412	3,220
Equity in earnings (loss) of unconsolidated joint ventures	(3,832)	(1,319)	(127)
Gain on change of control of interests	-	13,790	14,217
Realized gains (losses) and unrealized losses on disposition of
rental property, net	5,481	343,102	99,436
Gain on disposition of developable land	5,787	522	30,939
Gain on sale from unconsolidated joint ventures	35,184	903	-
Gain (loss) from extinguishment of debt, net	(272)	1,648	(8,994)
Total other income (expense)	(38,600)	270,489	61,097
Income (loss) from continuing operations	(115,523)	252,820	82,824

Discontinued operations:
Income from discontinued operations	70,724	24,366	23,577
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	11,201	(133,350)	-
Total discontinued operations, net	81,925	(108,984)	23,577
Net income (loss)	(33,598)	143,836	106,401
Noncontrolling interests in consolidated joint ventures	2,695	3,904	1,216
Redeemable noncontrolling interests	(25,883)	(22,615)	(13,979)
Net income (loss) available to common unitholders	$(56,786)	$125,125	$93,638

Basic earnings per common unit:
Income (loss) from continuing operations	$(1.51)	$2.04	$0.57
Discontinued operations	0.81	(1.09)	0.23
Net income (loss) available to common unitholders	$(0.70)	$0.95	$0.80

Diluted earnings per common unit:
Income (loss) from continuing operations	$(1.51)	$2.04	$0.57
Discontinued operations	0.81	(1.09)	0.23
Net income (loss) available to common unitholders	$(0.70)	$0.95	$0.80

Basic weighted average units outstanding	100,260	100,520	100,634

Diluted weighted average units outstanding	100,260	100,689	100,724

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$(33,598)	$143,836	$106,401
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	(16)	(10,158)	2,318
Comprehensive income (loss)	$(33,614)	$133,678	$108,719
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	2,695	3,904	1,216
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(25,883)	(22,615)	(13,979)
Comprehensive income (loss) attributable to common unitholders	$(56,802)	$114,967	$95,956

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2018	89,914	10,438	$1,407,366	$233,635	$6,689	$21,033	$1,668,723
Net income (loss)	-	-	84,111	9,527	-	12,763	106,401
Distributions	-	-	(72,200)	(9,022)	-	-	(81,222)
Redeemable noncontrolling interest	-	-	(11,425)	(1,296)	-	(13,979)	(26,700)
Change in noncontrolling interest	-	-	-	-	-	22,333	22,333
Redemption of limited partner common							-
units for shares of general partner
common units	264	(264)	4,344	(4,344)	-	-	-
Vested LTIP units	-	55	-	-	-	-	-
Shares issued under Dividend							-
Reinvestment and Stock
Purchase Plan	4	-	(37)	-	-	-	(37)
Directors' deferred compensation plan	-	-	507	-	-	-	507
Other comprehensive income	-	-	-	237	2,081	-	2,318
Stock compensation	147	-	1,414	5,480	-	-	6,894
Cancellation of restricted shares	(9)	-	(583)	(1,453)	-	-	(2,036)
Balance at December 31, 2018	90,320	10,229	$1,413,497	$232,764	$8,770	$42,150	$1,697,181
Net income (loss)	-	-	111,861	13,264	-	18,711	143,836
Distributions	-	-	(72,401)	(8,705)	-	-	(81,106)
Redeemable noncontrolling interests	-	-	(25,885)	(2,855)	-	(22,615)	(51,355)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,050	7,092
Redemption of limited partner common units for
shares of general partner common units	38	(20)	705	(705)	-	-	-
Vested LTIP units	-	68	-	-	-	-	-
Redemption of limited partners common units	-	(665)	(1,665)	(12,799)	-	-	(14,464)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	39	-	-	-	39
Directors' deferred compensation plan	194	-	319	-	-	-	319
Other comprehensive income (loss)	-	-	(390)	(980)	(8,788)	-	(10,158)
Stock compensation	41	-	627	7,534	-	-	8,161
Cancellation of unvested LTIP units	-	-	2,819	(2,889)	-	-	(70)
Balance at December 31, 2019	90,595	9,612	$1,427,568	$224,629	$(18)	$47,296	$1,699,475
Net income (loss)	-	-	(51,387)	(5,399)	-	23,188	(33,598)
Distributions	-	-	(36,261)	(3,509)	-	-	(39,770)
Redeemable noncontrolling interests	-	-	(11,814)	(1,254)	-	(25,883)	(38,951)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	171	171
Redemption of limited partner common units for
shares of general partner common units	-	-	-	-	-	-	-
Vested LTIP units	-	175	-	-	-	-	-
Redemption of limited partners common units	-	(138)	-	(2,693)	-	-	(2,693)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	37	-	-	-	37
Directors' deferred compensation plan	61	-	291	-	-	-	291
Other comprehensive income (loss)	-	-	-	(34)	18	-	(16)
Stock compensation	53	-	1,614	6,021	-	-	7,635
Cancellation of unvested LTIP units	-	-	-	(201)	-	-	(201)
Balance at December 31, 2020	90,712	9,649	$1,330,048	$217,560	$-	$44,772	$1,592,380

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019	2018
Net income (loss)	$(33,598)	$143,836	$106,401
Net (income) loss from discontinued operations	(81,925)	108,984	(23,577)
Net income (loss) from continuing operations	(115,523)	252,820	82,824
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	118,345	129,725	109,352
Amortization of directors deferred compensation stock units	291	319	507
Amortization of stock compensation	7,635	8,161	6,894
Amortization of deferred financing costs	4,625	4,625	5,028
Amortization of debt discount and mark-to-market	(1,083)	(949)	(948)
Equity in (earnings) loss of unconsolidated joint ventures	3,832	1,319	127
Distributions of cumulative earnings from unconsolidated joint ventures	5,300	6,923	9,182
Gain on change of control of interests	-	(13,790)	(14,217)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(5,481)	(343,102)	(99,436)
Gain on disposition of developable land	(5,787)	(522)	(30,939)
Property impairments on continuing operations	36,582	-	-
Land and other impairments	16,817	32,444	24,566
Gain on sale from unconsolidated joint ventures	(35,184)	(903)	-
(Gain)Loss from extinguishment of debt	272	(1,648)	10,750
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(1,135)	(7,240)	(7,627)
Increase in deferred charges, goodwill and other assets	(806)	(21,921)	(23,389)
(Increase) decrease in accounts receivable, net	(5,117)	2,132	871
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,577)	1,820	12,567
(Decrease) Increase in rents received in advance and security deposits	(2,446)	2,002	736
(Decrease) increase in accrued interest payable	(184)	1,068	(157)
Net cash flows provided by operating activities - continuing operations	11,376	53,283	86,691
Net cash flows provided by operating activities - discontinued operations	74,046	78,559	80,382

Net cash provided by operating activities	$85,422	$131,842	$167,073

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(16,811)	$(956,040)	$(164,838)
Rental property additions and improvements	(138,688)	(88,240)	(113,523)
Development of rental property and other related costs	(295,892)	(172,309)	(184,764)
Proceeds from the sales of rental property	64,947	825,613	338,015
Proceeds from the sale of investments in unconsolidated joint ventures	64,773	4,039	-
Repayment of notes receivable	458	46,597	12,102
Investment in unconsolidated joint ventures	(2,959)	(9,011)	(11,789)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	13,826	8,697	11,553
Net cash used in investing activities - continuing operations	(310,346)	(340,654)	(113,244)
Net cash provided by (used in) investing activities - discontinued operations	338,811	(75,421)	(54,910)

Net cash provided by (used in) investing activities	$28,465	$(416,075)	$(168,154)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$212,000	$829,000	$461,000
Repayment of revolving credit facility	(516,000)	(617,000)	(494,000)
Repayment of unsecured term loan	-	(675,000)	-
Proceeds from mortgages and loans payable	381,577	877,126	434,293
Repayment of mortgages, loans payable and other obligations	(86,561)	(155,115)	(418,495)
Acquisition of noncontrolling interests	-	(5,017)	-
(Redemption) issuance of redeemable noncontrolling interests, net	(3,153)	145,000	105,000
Common unit redemptions	(2,693)	(7,769)	-
Payment of financing costs	(1,677)	(12,339)	(3,576)
(Contributions) distributions to noncontrolling interests	171	(466)	(7,542)
Distributions to redeemable noncontrolling interests	(25,883)	(21,883)	(13,449)
Payment of distributions	(60,532)	(80,692)	(80,568)

Net cash (used in) provided by financing activities	$(102,751)	$275,845	$(17,337)

Net increase (decrease) in cash and cash equivalents	$11,136	$(8,388)	$(18,418)
Cash, cash equivalents and restricted cash, beginning of period (1)	41,166	49,554	67,972

Cash, cash equivalents and restricted cash, end of period (2)	$52,302	$41,166	$49,554

(1)Includes Restricted Cash of $15,577, $19,921 and $39,792 as of December 31, 2019, 2018 and 2017, respectively, pursuant to the adoption of ASU 2016-15.

(2)Includes Restricted Cash of $14,207, $15,577 and $19,921 as of December 31, 2020, 2019 and 2018, respectively, pursuant to the adoption of ASU 2016-15.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage, apartment unit, room, and building counts unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.4 percent common unit interest in the Operating Partnership as of December 31, 2020 and 2019, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of December 31, 2020, the Company owned or had interests in 52 properties (the “Properties”). The Properties are comprised of 25 office buildings totaling approximately 8.1 million square feet and leased to approximately 225 tenants (which include two buildings aggregating approximately 0.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 19 multi-family properties totaling 5,825 apartment units (which include six properties aggregating 1,786 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 108,000 square feet (which include a building aggregating 51,000 square feet owned by unconsolidated joint ventures in which the Company has investment interests), three hotels containing 723 rooms (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest) and a parcel of land leased to a third party. The Properties are located in three states in the Northeast, plus the District of Columbia.

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a property not classified as held for sale) are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

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

As of December 31, 2020 and 2019, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 15: Redeemable Noncontrolling Interests-Rockpoint Transaction), have total real estate assets of $486.1 million and $497.6 million, respectively, other assets of $4.5 million and $5.5 million, respectively, mortgages of $284.8 million and $283.7 million, respectively, and other liabilities of $21 million and $18.9 million, respectively.

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

During the year ended December 31, 2020, the Company’s management recorded an out-of-period adjustment relating to Land and other impairments expense, which was understated for the period ended December 31, 2019. Management concluded that this error was not material to the Company’s consolidated financial statements for any of the current or prior periods. The adjustment is reflected herein as a $2.5 million increase to Land and other impairments expense in the Company’s consolidated statements of operations for the year ended December 31, 2020, and a corresponding decrease in Real estate held for sale, net, in the Company’s balance sheets as of December 31, 2020.

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $2.0 million, $2.1 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of December 31, 2020 and 2019 is real estate and building and tenant improvements not in service; as follows (dollars in thousands):

	December 31,	December 31,
	2020	2019
Land held for development (including pre-development costs, if any) (a)(c)	$364,946	$388,702
Development and construction in progress, including land (b)(d)	733,560	464,110
Total	$1,098,506	$852,812

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $160.3 million and $156.5 million as of December 31, 2020 and December 31, 2019, respectively.

(b)Includes land of $74.9 million and $96.6 million as of December 31, 2020 and December 31, 2019, respectively.

(c)Includes $31.9 million of land and $8.9 million of building and improvements pertaining to assets held for sale at December 31, 2020.

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

Real Estate Held for Sale and Discontinued Operations

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable to be sold within the following 12 months, and there are no significant contingencies relating to a sale. If, in management’s opinion, the estimated net sales price, net of expected selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to the Company’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights for the land. In addition, the Company classifies assets held for sale or sold as discontinued operations if the disposal groups represent a strategic shift that will have a major effect on the Company’s operations and financial results. For any disposals qualifying as discontinued operations, the assets and their results are presented in discontinued operations in the financial statements for all periods presented. See Note 7: Discontinued Operations.

If circumstances arise that previously were considered unlikely and, as a result, the Company has determined that an asset previously classified as held for sale, no longer meets the held for sale criteria, the asset is reclassified as held and used. An asset that is reclassified is measured and recorded individually at the lower of (a) its carrying value before the asset was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or (b) the fair value at the date the asset qualified as held for sale.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the value of the investment. The Company’s estimates of value for each investment (particularly in real estate joint ventures) are based on a number of assumptions including but not limited to estimates of future cash flows, market capitalization rates and discount rates, if applicable. These assumptions are based on management's experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future. See Note 4: Investments in Unconsolidated Joint Ventures.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $4,625,000, $4,625,000 and $5,028,000 for the years ended December 31, 2020, 2019 and 2018, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. Included in the gains(losses) from extinguishment of debt, net, of $(0.3) million, $1.6 million and $(10.8) million (of which $1.8 million loss pertained to properties classified as discontinued operations) for the years ended December 31, 2020, 2019 and 2018 were unamortized deferred financing costs which were written off (as non-cash transactions) amounting to zero, $0.4 million and $0.6 million, respectively.

Deferred Leasing Costs/Leasing Personnel Costs

Costs incurred in connection with successfully executed commercial and residential leases were capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs were charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation related to commercial leases, which was capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $3,463,000 for the year ended December 31, 2018. Upon the adoption of ASC 842 on January 1, 2019, the Company no longer capitalizes such costs, and includes such leasing personnel costs in General and Administrative expense costs in the Company’s Consolidated Statements of Operations, which amounted to $1,483,000 and $2,261,000 (excluding any severance – related costs) for the years ended December 31, 2020 and 2019, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable. Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized. Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized. The Company determined that its goodwill, with a balance of $2.9 million, was not impaired at December 31, 2020 after management performed its impairment tests.

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

As of December 31, 2020, the estimated net basis of the rental property for federal income tax purposes was lower than the net assets as reported in the Operating Partnership’s financial statements by approximately $669,239,000. The Operating Partnership’s taxable income for the years ended December 31, 2020, 2019 and 2018 was estimated to be approximately $79,293,000, $71,151,000 and $82,106,000, respectively. The differences between book income and taxable income primarily result from differences in depreciation expenses, the recording of rental income, differences in the deductibility of interest expense and certain other expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange.

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

The deferred tax asset balance at December 31, 2020 amounted to $16.2 million which has been fully reserved through a valuation allowance. New tax reform legislation enacted in late 2017 reduced the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company’s deferred tax assets were re-measured to reflect the reduction in the future U.S. corporate income tax rate as of the enactment date.  As a result, the Company recorded a decrease related to its deferred tax assets of $5.3 million and a decrease to the associated valuation allowance of $5.3 million at December 31, 2017. If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2016 forward.

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

The dividends and distributions payable at December 31, 2020 represent amounts payable on unvested LTIP units.

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

The Company has determined that the $0.60 dividend per common share paid during the year ended December 31, 2020 represented approximately 19 percent ordinary income and approximately 81 percent capital gain; the $0.80 dividend per common share paid during the year ended December 31, 2019 represented 100 percent capital gain and the $0.80 dividend per common share paid during the year ended December 31, 2018 represented approximately 47 percent ordinary income and approximately 53 percent capital gain.

Costs Incurred For Stock Issuances

Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For unvested securities that are forfeited prior to the measurement period being complete, the Company elected to account for forfeiture of employee awards as they occur. The Company recorded stock compensation expense of $7,635,000, $8,161,000 and $6,894,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

3.    RECENT TRANSACTIONS

Acquisitions

2020

There were no acquisitions of property during 2020. See below for the acquisition of additional interests in property that resulted in the full consolidation of one property.

2019

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

Properties Commencing Initial Operations

The following properties commenced initial operations during the years ended December 31, 2020 and 2019 (dollars in thousands):

2020

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/20	Emery at Overlook Ridge	Malden, MA	Multi-Family	326	$103,993
Totals				326	$103,993

2019

				# of	Total
In Service			Property	Apartment Units/	Development
Date	Property	Location	Type	Rooms	Costs Incurred
07/09/19	Autograph Collection By Marriott (Phase II)	Weehawken, NJ	Hotel	208	$105,477
Totals				208	$105,477

Consolidations

2020

On March 12, 2020, the Company, acquired its equity partner's 80 percent interest in Port Imperial North Retail L.L.C., a ground floor retail space totaling 30,745 square feet located at Port Imperial, West New York, New Jersey for $13.3 million in cash (funded through borrowing under the Company’s unsecured credit facility.) The results of the transaction increased the Company’s interest to 100 percent. Upon the acquisition, the Company consolidated the joint venture, a voting interest entity. As an acquisition of the remaining interests in the venture which owns the Port Imperial North Retail L.L.C., the Company accounted for the transaction as an asset acquisition under a cost accumulation model, and as such no gain on change of control of interest was recognized in consolidation, resulting in total consolidated net assets of $15.0 million, which are allocated as follows:

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

Real Estate Held for Sale/Discontinued Operations/Dispositions

2020

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet, which excludes the Company’s office properties in Jersey City and Hoboken, New Jersey, (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a property classified as held for sale) are being classified as discontinued operations for all periods presented herein. As of December 31, 2020, the Company determined that a 350,000 square foot office property in the Suburban Office Portfolio, located in Holmdel, New Jersey no longer met the held for sale criteria. The property had originally been classified as held for sale as of December 31, 2019. The reclassified property has an aggregate book value of $19.8 million as of December 31, 2020, net of accumulated depreciation of $10.5 million (including catch-up depreciation). $2.8 million of previously recorded valuation allowance was reversed upon the reclassification of the asset from held for sale at December 31, 2020, and the corresponding property’s results and valuation allowance are also reclassified out of discontinued operations to continuing operations for all periods presented. See Note 7: Discontinued Operations.

In late 2019 through December 31, 2020, the Company completed the sale of 20 of these suburban office properties, totaling 3.2 million square feet, for net sales proceeds of $377.4 million.  As of December 31, 2020, the Company has identified as held for sale 16 office properties (comprised of six identified disposal groups) in the Suburban Office Portfolio, totaling 3.0 million square feet (of which the Company currently has 15 properties totaling 2.8 million square feet under contract for sale for aggregate gross proceeds of $652.4 million). As a result of a signed contract to dispose of a portfolio of four of the properties in an identified disposal group of assets held for sale, the Company may need to pay for significant costs to defease the mortgage loan encumbering the properties, which will be expensed when incurred at the time of such defeasance.  See Note 10: Mortgages, loans payable and other obligations.  In January 2021, the Company completed the sale of one of the properties held for sale, which was a 149,600 square foot office property, for a gross sales price of $38 million. See Note 7: Discontinued Operations.

The Company plans to complete the sale of substantially all of its remaining Suburban Office Portfolio properties in 2021, and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount may be impacted by the ongoing coronavirus pandemic (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

Additionally, the Company also identified a retail pad leased to others and several developable land parcels as held for sale as of December 31, 2020. The properties are located in Parsippany, Madison, Short Hills, Edison and Red Bank, New Jersey. As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of six of the remaining held for sale properties (comprised of three disposal groups), and several land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the year ended December 31, 2020, recognized an unrealized loss allowance of $15.7 million for the properties ($14 million of which are from discontinued operations), respectively, and also recorded land and other impairments of $9.5 million. As of December 31, 2020, the Company determined that two developable land parcels located in Parsippany, New Jersey were no longer being held for sale.  The properties had originally been classified as held for sale as of December 31, 2019.  The reclassified properties had an aggregate book value of $11.3 million.

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban	Other
	Office	Assets
	Portfolio (a)	Held for Sale	Total
Land	$87,815	$76,396	$164,211
Building & Other	737,669	42,202	779,871
Less: Accumulated depreciation	(161,040)	(7,991)	(169,031)
Less: Cumulative unrealized losses on property held for sale	(77,357)	(40,731)	(118,088)
Real estate held for sale, net	$587,087	$69,876	$656,963

	Suburban	Other
	Office	Assets
Other assets and liabilities	Portfolio (a)	Held for Sale	Total
Unbilled rents receivable, net (b)	$17,216	$2,102	$19,318
Deferred charges, net (b)	15,320	661	15,981
Total intangibles, net (b)	26,069	-	26,069
Total deferred charges & other assets, net	42,513	665	43,178
Mortgages & loans payable, net (b)	123,768	-	123,768
Total below market liability (b)	6,538	-	6,538
Accounts payable, accrued exp & other liability	16,972	80	17,052
Unearned rents/deferred rental income (b)	8,422	217	8,639

(a) Classified as discontinued operations at December 31, 2020 for all periods presented. See Note 7: Discontinued Operations.
(b) Expected to be removed with the completion of the sales.

The Company disposed of the following rental properties during the year ended December 31, 2020 (dollars in thousands):

									Discontinued
									Operations:
								Realized	Realized
								Gains	Gains
				Rentable		Net	Net	(losses)/	(losses)/
Disposition			# of	Square	Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units	Type	Proceeds	Value	Losses, net	Losses, net
03/17/20	One Bridge Plaza	Fort Lee, New Jersey	1	200,000	Office	$35,065	$17,743	$-	$17,322
07/22/20	3 Giralda Farms (a)	Madison, New Jersey	1	141,000	Office	7,510	9,534	-	(2,024)
09/15/20	Morris portfolio (b)	Parsippany and Madison, New Jersey	10	1,448,420	Office	155,116	175,772	-	(20,656)
09/18/20	325 Columbia Turnpike	Florham Park, New Jersey	1	168,144	Office	24,276	8,020	-	16,256
09/24/20	9 Campus Drive (c)	Parsippany, New Jersey	1	156,945	Office	20,678	22,162	-	(1,484)
10/21/20	3&5 Vaughn Drive	Princeton, New Jersey	1	98,500	Office	7,282	5,754	-	1,528
11/18/20	7 Campus Drive (d)	Parsippany, New Jersey	1	154,395	Office	12,278	11,804	-	474
12/03/20	581 Main Street	Woodbridge, New Jersey	1	200,000	Office	58,400	43,113	-	15,287
12/22/20	500 College Road (e)	Princeton, New Jersey	1	158,235	Office	4,582	6,044	-	(1,462)
12/23/20	5/10 Dennis St and
	and 100 Hiram Sq	New Brunswick, New Jersey	2	200 units	Multi-Family	45,567	38,404	7,163	-
Sub-total			20	2,725,639		370,754	338,350	7,163	25,241

Unrealized losses on real estate held for sale								(1,682)	(14,040)
Totals			20	2,725,639		$370,754	$338,350	$5,481	$11,201

(a)	The Company recorded valuation allowances of $2.0 million on the held for sale property during the year ended December 31, 2020 and of $16.7 million during the year ended December 31, 2019.
(b)	The Company recorded valuation allowances of $21.6 million on the held for sale properties during the year ended December 31, 2020 and of $32.5 million during the year ended December 31, 2019.
(c)	The Company recorded a valuation allowance of $3.5 million on this property during the year ended December 31, 2019.
(d)	The Company recorded valuation allowance of $6.0 million on the held for sale property during the year ended December 31, 2019.
(e)	The Company recorded valuation allowance of $1.9 million on the held for sale property during the year ended December 31, 2020.

The Company disposed of the following developable land holdings during the year ended December 31, 2020 (dollars in thousands):

					Realized
					Gains
			Net	Net	(losses)/
Disposition			Sales	Carrying	Unrealized
Date	Property Address	Location	Proceeds	Value	Losses, net
01/03/20	230 & 250 Half Mile Road	Middletown, New Jersey	$7,018	$2,969	$4,049
03/27/20	Capital Office Park land	Greenbelt, Maryland	8,974	8,210	764
12/18/20	14 & 16 Skyline Drive	Mount Pleasant, New York	2,925	1,951	974

Totals			$18,917	$13,130	$5,787

2019

On December 19, 2019, the Company announced that, based on the recommendations of the Shareholder Value Committee, its Board had determined to sell the Suburban Office Portfolio.  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, the portfolio’s results are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

During the year ended December 31, 2019, the Company completed the sale of two of these suburban office properties, totaling 497,000 square feet, for net sales proceeds of $52.2 million.  As of December 31, 2019, the Company identified as held for sale the remaining 35 office properties (comprised of 12 identified disposal groups) in the Suburban Office Portfolio, totaling 6.1 million square feet. See Note 7: Discontinued Operations.

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

The Company disposed of the following rental properties during the year ended December 31, 2019 (dollars in thousands):

										Discontinued
										Operations:
									Realized	Realized
									Gains	Gains
				Rentable			Net	Net	(losses)/	(losses)/
Disposition			# of	Square		Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units		Type	Proceeds	Value	Losses, net	Losses, net

01/11/19	721 Route 202-206 South (a)	Bridgewater, New Jersey	1	192,741		Office	$5,651	$5,410	$241	$-
01/16/19	Park Square Apartments (b)	Rahway, New Jersey	1	159	units	Multi-family	34,045	34,032	13	-
01/22/19	2115 Linwood Avenue	Fort Lee, New Jersey	1	68,000		Office	15,197	7,433	7,764	-
02/27/19	201 Littleton Road (c)	Morris Plains, New Jersey	1	88,369		Office	4,842	4,937	(95)	-
03/13/19	320 & 321 University Avenue	Newark, New Jersey	2	147,406		Office	25,552	18,456	7,096	-
03/29/19	Flex portfolio (d)	New York and Connecticut	56	3,148,512		Office/Flex	470,348	214,758	255,590	-
06/18/19	650 From Road (e)	Paramus, New Jersey	1	348,510		Office	37,801	40,046	(2,245)	-
10/18/19	3600 Route 66 (h)	Neptune, New Jersey	1	180,000		Office	25,237	17,246	-	7,991
10/23/19	Chase & Alterra Portfolio (f)	Revere and Malden, Massachusetts	3	1,386	units	Multi-family	406,817	293,030	113,787	-
12/06/19	5 Wood Hollow Road (g) (h)	Parsippany, New Jersey	1	317,040		Office	26,937	33,226	-	(6,289)	(i)
Sub-total			68	4,490,578			1,052,427	668,574	382,151	1,702

Unrealized losses on real estate held for sale									(39,049)	(135,052)	(i)
Totals			68	4,490,578			$1,052,427	$668,574	$343,102	$(133,350)

(a)	The Company recorded a valuation allowance of $9.3 million on this property during the year ended December 31, 2018.
(b)	The Company recorded a valuation allowance of $6.3 million on this property during the year ended December 31, 2018.
(c)	The Company recorded a valuation allowance of $3.6 million on this property during the year ended December 31, 2018.
(d)

As part of the consideration from the buyer, who is a noncontrolling interest unitholder of the Operating Partnership, 301,638 Common Units were redeemed by the Company at fair market value of $6.6 million as purchase consideration received for two of the properties disposed of in this transaction, which was a non-cash portion of this sales transaction. The Company used the net cash received at closing to repay approximately $119.9 million of borrowings under the unsecured revolving credit facility and to repay $90 million of its $350 million unsecured term loan. The Company also utilized $217.4 million of these proceeds on April 1, 2019 to acquire a 377-unit multi-family property located in Jersey City, New Jersey.

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

Impairments on Properties Held and Used

2020

The Company determined that, due to the shortening of its expected period of ownership and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its two adjacent hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values.  One of these hotels has closed its rooms since March 2020. Accordingly, the Company recorded an impairment charge of $36.6 million on these hotels at September 30, 2020, which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2020. The Company also evaluated the recoverability of the carrying values of its land parcels and determined that it was necessary to reduce the carrying values of three held-and-used land parcels to their estimated fair values and recorded land and other impairment charges of $7.3 million for the year ended

December 31, 2020.

Unconsolidated Joint Venture Activity

2020

On December 31, 2020, the Crystal House Apartment Investors LLC, an unconsolidated joint venture property located in Arlington, Virginia sold its sole apartment property for an aggregate sales price of $376.6 million. The Company received $62.7 million for its share of net sale proceeds from the joint venture and realized its share of the gain on the property sale from the unconsolidated joint venture of $35.1 million.

On December 17, 2020, the Company sold its interest in the Hillsborough 206 Holdings joint venture which owns developable land located in Hillsborough, New Jersey for a sale price of $2.1 million, and realized a gain on sale from unconsolidated joint ventures of $0.1 million.

2019

On February 28, 2019, the Company sold its interest in the Red Bank Corporate Plaza joint venture which owns an operating property located in Red Bank, New Jersey for a sales price of $4.2 million, and realized a gain on sale from unconsolidated joint ventures of $0.9 million.

Rockpoint Transaction

2019

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

RRLP has been identified as a variable interest entity in which the Company is deemed to be the primary beneficiary. As of December 31, 2020 and December 31, 2019, the Company’s consolidated RRLP entity had total real estate assets of $3.0 billion and $2.8 billion, respectively, total other assets of $221.1 million and $273.3 million, respectively, total mortgages and loan payable of $1.7 billion and $1.4 billion, respectively, and other liabilities of $90.4 million and $115.2 million, respectively.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2020, the Company had an aggregate investment of approximately $162.4 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties. As of December 31, 2020, the unconsolidated joint ventures owned: two office properties aggregating approximately 0.2 million square feet, six multi-family properties totaling 1,786 apartment units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel, a development project for up to approximately 360 apartment units; and interests and/or rights to developable land parcels able to accommodate up to 1,621 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of December 31, 2020, such debt had a total borrowing capacity of $304.0 million of which the Company agreed to guarantee up to $33.2 million. As of December 31, 2020, the outstanding balance of such debt totaled $267.6 million of which $29.6 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $2.2 million and $2.4 million for such services in the years ended December 31, 2020 and 2019, respectively. The Company had $0.3 million and $0.6 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2020 and 2019.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2020 are three unconsolidated joint ventures, two of which are operating properties and one development project, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs. The Company’s aggregate investment in these VIEs was approximately $109.0 million as of December 31, 2020. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $142.2 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $33.2 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of December 31, 2020 and 2019 (dollars in thousands):

								Property Debt
	Number of		Company's	Carrying Value				As of December 31, 2020
	Apartment Units		Effective	December 31,		December 31,			Maturity	Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2020		2019		Balance	Date	Rate
Multi-family
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$3,347		$7,257		$60,767	(d)	(d)
RiverTrace at Port Imperial	316	units	22.50%	6,667		7,463		82,000	11/10/26	3.21%
Crystal House (e)	825	units	25.00%	-		28,823		-	-	-
PI North - Riverwalk C (f)	360	units	40.00%	36,992		35,527		75,569	12/06/21	L+2.75%
Riverpark at Harrison (g)	141	units	45.00%	681		1,015		30,192	07/01/35	3.19%
Station House	378	units	50.00%	34,026		35,676		95,137	07/01/33	4.82%
Urby at Harborside (h)	762	units	85.00%	72,752		79,790		192,000	08/01/29	5.197%
PI North - Land (b) (i)	771	potential units	20.00%	1,678		1,678		-	-	-
Liberty Landing	850	potential units	50.00%	337		337		-	-	-
Hillsborough 206 (m)	160,000	sf	50.00%	-		1,962		-	-	-
Office
12 Vreeland Road	139,750	sf	50.00%	1,811	(j)	3,846	(j)	4,582	07/01/23	2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,744		3,521		2,532	11/01/23	4.76%
Other
Riverwalk Retail (k)	30,745	sf	20.00%	-		1,467		-	-	-
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	-		-		100,000	10/01/26	3.668%
Other (l)				347		729		-	-	-
Totals:				$162,382		$209,091		$642,779

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, refinanced on September 18, 2020, with a balance of $36,500, bears interest at LIBOR +2.85 percent, matures in October 2023; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +1.5 percent and matures in October 2021; (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $18,200, which bears interest at LIBOR +1.5 percent and matures in January 2023.

(e)

On December 31, 2020, the Crystal House Apartment Investors LLC, an unconsolidated joint venture property sold its sole apartment property and the Company recorded a gain of $35.1 million. See Note 3: Recent Transactions - Unconsolidated Joint Venture.

(f)	The venture has a construction loan with a maximum borrowing amount of $112,000, of which the Company has guaranteed 10 percent of the principal outstanding.
(g)	On June 10, 2020, the loan was refinanced with a borrowing amount of $30,192.
(h)

The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company has guaranteed $22 million of the principal outstanding debt.

(i)	The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 771 apartment units.
(j)

At December 31, 2019, the Company evaluated the recoverability of the carrying value of certain investments in unconsolidated joint venture, being considered for sale in the short or medium term. The Company determined that due to tenant turnover, lease-up assumptions, along with the Company's plans to exit its investment, it was necessary to reduce the carrying value of the investment to its estimated fair value. Accordingly, the Company recorded an impairment charge of $2.6 million and $3.7 million at December 31, 2020 and 2019, respectively.

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

(m)	On December 17, 2020, the Company sold its interest in the joint venture for a sale price of $2.1 million and recorded a gain of $0.1 million.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
Entity / Property Name	2020		2019		2018
Multi-family
Marbella	$-		$-		$205
Metropolitan at 40 Park	(1,010)		(422)		(455)
RiverTrace at Port Imperial	111		317		154
Crystal House	(924)		(687)		(874)
PI North - Riverwalk C / Land	(368)		(279)		(126)
Marbella II (b)	-		(15)		35
Riverpark at Harrison	(273)		(172)		(232)
Station House	(1,650)		(2,000)		(2,096)
Urby at Harborside	1,095	(c)	1,587	(c)	(975)	(c)
Liberty Landing	(5)		-		(5)
Hillsborough 206	-		-		16
Office
Red Bank (d)	-		8		(215)
12 Vreeland Road	(2,035)		(3,172)		285
Offices at Crystal Lake	224		79		73
Other
Riverwalk Retail (e)	(10)		(72)		(86)
Hyatt Regency Hotel Jersey City	625		3,388		3,672
Other	388		121		497

Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$(3,832)		$(1,319)		$(127)

(a)	Amounts are net of amortization of basis differences of $581 and $638 for the year ended December 31, 2020 and 2019, respectively.
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

(d)	On February 28, 2019, the Company sold its 50 percent interest to its partner and realized a gain of $0.9 million.
(e)	On March 12, 2020, the Company acquired its equity partner's 80 percent interest and increased ownership to 100 percent. See Note 3: Recent Transactions - Consolidation.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	December 31,	December 31,
(dollars in thousands)	2020	2019
Deferred leasing costs	$112,421	$142,424
Deferred financing costs - unsecured revolving credit facility (a)	5,559	5,559
	117,980	147,983
Accumulated amortization	(52,428)	(59,522)
Deferred charges, net	65,552	88,461
Notes receivable (b)	1,167	1,625
In-place lease values, related intangibles and other assets, net (c) (d)	71,608	86,092
Goodwill (e)	2,945	2,945
Right of use assets (f)	22,298	22,604
Prepaid expenses and other assets, net (g)	35,971	73,375

Total deferred charges, goodwill and other assets, net (h)	$199,541	$275,102

(a)Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of December 31, 2020 and 2019, respectively, an interest-free note receivable with a net present value of $1.2 million and $1.6 million, which matures in April 2023. The Company believes this balance is fully collectible.

(c)In accordance with ASC 805, Business Combinations, the Company recognizes rental revenue of acquired above and below market lease intangibles over the terms of the respective leases. The impact of amortizing the acquired above and below-market lease intangibles increased revenue by approximately $3.7 million, $4.3 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table summarizes, as of December 31, 2020, the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (dollars in thousands):

	Acquired Above-	Acquired Below-
	Market Lease	Market Lease	Total
Year	Intangibles	Intangibles	Amortization
2021	$(1,262)	$4,620	$3,358
2022	(1,150)	4,368	3,218
2023	(1,020)	3,548	2,528
2024	(866)	3,080	2,214
2025	(391)	2,683	2,292

(d)The value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases. The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $9.1 million, $34.2 million and $17.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table summarizes, as of December 31, 2020, the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (dollars in thousands):

Year
2021	$9,454
2022	8,386
2023	6,271
2024	4,635
2025	2,843
Total	$31,589

(e)All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(f)Balance recorded starting in 2019, pursuant to the Company’s adoption of ASU 2016-02 (Topic 842). This amount has a corresponding liability of $23.6 million, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Ground Lease agreements for further details.

(g)Includes as of December 31, 2020 and 2019, zero and $28.1 million, respectively, of funds available with the Company’s qualified intermediary from prior property sales proceeds.

(h)The amount as of December 31, 2020 and 2019, includes $42.5 million and $68.6 million, respectively, for properties classified as discontinued operations.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31,2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2020, the Company did not have any outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2020, 2019 and 2018 the Company recorded ineffectiveness loss of zero, zero and $0.2 million, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates no additional amount to be reclassified to interest expense.

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the years ending December 31, 2020, 2019 and 2018 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative and Reclassification for Forecasted Transactions No Longer Probable of Occurring)			Total Amount of Interest Expense presented in the consolidated statements
Year ended December 31,	2020	2019	2018		2020	2019	2018		2020	2019	2018	2020	2019	2018

Interest rate swaps	$-	$(4,682)	$5,262	Interest expense	$16	$3,551	$2,944	Interest and other investment income (loss)	$-	$1,926	(204)	$(80,991)	$(90,569)	$(77,594)

Credit-risk-related Contingent Features

The Company had agreements with each of its derivative counterparties that contained a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness was accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2020, the Company did not have any outstanding derivatives.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	December 31,	December 31,
	2020	2019
Security deposits	$5,289	$5,677
Escrow and other reserve funds	8,918	9,900

Total restricted cash	$14,207	$15,577

7.    DISCONTINUED OPERATIONS

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire Suburban Office Portfolio totaling approximately 6.6 million square feet.  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a property classified as held for sale) are being classified as discontinued operations for all periods presented herein. As of December 31, 2020, the Company determined that a 350,000 square foot office property in the Suburban Office Portfolio, located in Holmdel, New Jersey no longer met the held for sale criteria. The property had originally been classified as held for sale as of December 31, 2019. The reclassified property has an aggregate book value of $19.8 million as of December 31, 2020, net of accumulated depreciation of $10.5 million (including catch-up depreciation). $2.8 million of previously recorded valuation allowance was reversed upon the reclassification of the asset from held for sale at December 31, 2020, and the corresponding property’s results and valuation allowance are also reclassified out of discontinued operations to continuing operations for all periods presented.

In late 2019 through December 31, 2020, the Company completed the sale of 20 of these suburban office properties, totaling 3.2 million square feet, for net sales proceeds of $377.4 million.  As of December 31, 2020, the Company has identified as held for sale 16 office properties (comprised of six disposal groups) in the Suburban Office Portfolio, totaling 3.0 million square feet (of which the Company currently has 15 properties totaling 2.8 million square feet under contract for sale for aggregate gross proceeds of $652.4 million).  In

January 2021, the Company completed the sale of one of the properties held for sale totaling 149,600 square feet for a gross sales price of $38 million.

The Company plans to complete the sale of substantially all of its remaining Suburban Office Portfolio properties in 2021 and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness.  However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist of its waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of six of the remaining held for sale properties (comprised of three disposal groups) was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized held-for-sale loss allowance of $14 million during the year ended December 31, 2020.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total revenues	$134,915	$169,672	$158,881
Operating and other expenses	(54,129)	(69,045)	(66,528)
Depreciation and amortization	(4,806)	(71,021)	(61,029)
Interest expense	(5,256)	(5,240)	(5,990)
Loss from early extinguishment of debt	-	-	(1,757)

Income from discontinued operations	70,724	24,366	23,577

Unrealized losses on disposition of rental property (a)	(14,040)	(141,266)	-
Realized gains (losses) on disposition of rental property (b)	25,241	7,916	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	11,201	(133,350)	-

Total discontinued operations, net	$81,925	$(108,984)	$23,577

(a)Represents valuation allowances and impairment charges on properties classified as discontinued operations in 2020.

(b)See Note 3: Real Estate Transactions – Dispositions for further information regarding properties sold and related gains (losses).

8.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of December 31, 2020 and 2019 is as follows (dollars in thousands):

	December 31,	December 31,	Effective
	2020	2019	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(1,504)	(2,170)
Unamortized deferred financing costs	(843)	(1,346)

Total senior unsecured notes, net	$572,653	$571,484

(1)Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.  The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of December 31, 2020.

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

The terms of the 2017 Credit Facility include: (1) a four year term ending in January 2021, with two six month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below), of which $10.6 million of letters of credit had been issued as of December 31, 2020; (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P, or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio. The Company’s unsecured debt is currently rated B1 by Moody’s and B+ by S&P. In January 2021, the Company elected to exercise the first option to extend the 2017 Credit Facility maturity date for a period of six months. Accordingly, the term of the 2017 Credit Facility was extended to July 2021, with the Company’s payment of the 7.5 basis point extension fee.

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

During the year ended December 31, 2019, the Company prepaid the 2017 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street and using borrowings under the Company’s unsecured revolving credit facility) and recorded a net loss of $173,000 from extinguishment of debt, as a result of a gain of $80,000 due to the early termination of part of the interest rate swap arrangements and the write off of unamortized deferred financing costs and fees of amounting to $253,000 as a result of the debt prepayment.

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

The 2017 Credit Agreement, which applies to both the 2017 Credit Facility and 2017 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the 2017 Credit Agreement (described below), or (ii) the property dispositions are completed while the Company is under an event of default under the 2017 Credit Agreement, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  The 2017 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2017 Credit Facility. These change of control provisions, which have been included as an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board Directors nor appointed by a majority of directors nominated by the Board of Directors. Furthermore, the agreements governing the Company's Senior Unsecured Notes include cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the Notes if the change of control provisions under the 2017 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2017 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. In addition, construction loans secured by two multi-family residential property development projects contain cross-acceleration provisions similar to those in the agreements governing the Notes for defaults by the Company.  If these change of control provisions were triggered, the Company could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2017 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

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

In summary, the Company recorded a net gain from extinguishment of debt of $1.6 million for the year ended December 31, 2019, as described above.

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

The Company was in compliance with its debt covenants under its unsecured revolving credit facility as of December 31, 2020.

As of December 31, 2020 and 2019, the Company’s borrowings under its unsecured credit facility totaled $25 million and $329 million, respectively.

10.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of December 31, 2020, 19 of the Company’s properties, with a total carrying value of approximately $2.9 billion and three of the Company’s land and development projects, with a total carrying value of approximately $585 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of December 31, 2020.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2020 and 2019 is as follows (dollars in thousands):

		Effective	December 31,	December 31,
Property/Project Name	Lender	Rate (a)	2020	2019	Maturity
Riverwatch Commons	New York Community Bank	N/A	$-	$30,000	N/A
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	3,866	3,934	12/01/21
Port Imperial 4/5 Hotel (b)	Fifth Third Bank	LIBOR+3.40%	94,000	74,000	04/09/22
Port Imperial South 9 (c)	Bank of New York Mellon	LIBOR+2.13%	46,357	11,615	12/19/22
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Short Hills Residential (d)	People's United Bank	LIBOR+2.15%	42,459	9,431	03/26/23
250 Johnson	Nationwide Life Insurance Company	3.74%	43,000	43,000	08/01/24
Liberty Towers (e)	American General Life Insurance Company	3.37%	265,000	232,000	10/01/24
The Charlotte (f)	QuadReal Finance	LIBOR+2.70%	161,544	5,144	12/01/24
Portside 5/6 (g)	New York Life Insurance Company	4.56%	97,000	97,000	03/10/26
Marbella (BLVD 425)	New York Life Insurance Company	4.17%	131,000	131,000	08/10/26
Marbella II (BLVD 401)	New York Life Insurance Company	4.29%	117,000	117,000	08/10/26
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Worcester	MUFG Union Bank	LIBOR+1.84%	63,000	63,000	12/10/26
Short Hills Portfolio (h)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Monaco (BLVD 495 N/S) (l)	The Northwestern Mutual Life Insurance Co.	2.91%	165,000	166,752	11/10/27
Port Imperial South 11	The Northwestern Mutual Life Insurance Co.	4.52%	100,000	100,000	01/10/29
Soho Lofts (i)	New York Community Bank	3.77%	160,000	160,000	07/01/29
111 River St.	Athene Annuity and Life Company	3.90%	150,000	150,000	09/01/29
Port Imperial South 4/5 Garage (j)	American General Life & A/G PC	4.85%	33,138	32,600	12/01/29
Emery at Overlook Ridge (k)	New York Community Bank	3.21%	72,000	24,064	01/01/31

Principal balance outstanding			2,218,862	1,925,038
Unamortized deferred financing costs			(14,718)	(17,004)

Total mortgages, loans payable and other obligations, net			$2,204,144	$1,908,034

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

(c)

This construction loan has a maximum borrowing capacity of $92 million and provides, subject to certain conditions, and a one year extension option with a fee of 15 basis points, of which the Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.

(d)

This construction loan has a maximum borrowing capacity of $64 million and provides, subject to certain conditions, and an 18 month extension option with a fee of 30 basis points, of which the Company has guaranteed 15 percent of the outstanding principal, subject to certain conditions.

(e)	In January 2020, the Company increased the size of the loan on Liberty Towers to $265 million, generating $33 million of additional proceeds.
(f)

This construction loan has a LIBOR floor of 2.0 percent, has a maximum borrowing capacity of $300 million and provides, subject to certain conditions, one one year extension option with a fee of 25 basis points.

(g)	The Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.
(h)

Properties, which are collateral for this mortgage loan, are classified as held for sale as of December 31, 2020. This mortgage loan does not permit early pre-payment. As a result of a signed contract to dispose of the properties, which are collateral for this loan, the Company may need to pay for significant costs to defease this loan, which will be expensed when incurred at the time of such defeasance.

(i)	Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.
(j)

The loan was modified to defer interest and principal payments for a six month period ending December 1, 2020. As of December 31, 2020, deferred interest of $0.8 million has been added to the principal balance.

(k)

In December 2020, the Company obtained a new $72 million mortgage loan collateralized by the Emery that matures on January 1, 2031 and received net loan proceeds of $10.4 million after repaying its construction loan.

(l)	In November 2020, the Company modified this mortgage loan, extending the maturity date from February 2021 to November 2027.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments for the Company’s senior unsecured notes (see Note 8), unsecured revolving credit facility and term loan (see Note 9) and mortgages, loans payable and other obligations (See Note 10) as of December 31, 2020 are as follows (dollars in thousands):

	Scheduled	Principal
Period	Amortization	Maturities	Total
2021	$590	$28,800	$29,390
2022	550	440,357	440,907
2023	2,047	376,457	378,504
2024	3,403	469,545	472,948
2025	3,300	-	3,300
2026	12,822	658,000	670,822
Thereafter	-	822,991	822,991
Sub-total	22,712	2,796,150	2,818,862
Adjustment for unamortized debt
discount/premium, net
December 31, 2020	(1,504)	-	(1,504)
Unamortized deferred financing costs	(15,561)	-	(15,561)

Totals	$5,647	$2,796,150	$2,801,797

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2020, 2019 and 2018 was $103,543,000 $108,277,000 and $97,744,000, (of which $5,139,000, $5,125,000 and $6,280,000 pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the years ended December 31, 2020, 2019 and 2018 was $26,443,000, $19,325,000, and $27,047,000, respectively (which amounts included $1,367,000, $1,339,000 and $816,000 for the years ended December 31, 2020, 2019 and 2018, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of December 31, 2020, the Company’s total indebtedness of $2,801,797,000 (weighted average interest rate of 3.76 percent) was comprised of $427,419,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt and other obligations of $2,374,378,000 (weighted average rate of 3.83 percent).

As of December 31, 2019, the Company’s total indebtedness of $2,808,518,000 (weighted average interest rate of 3.81 percent) was comprised of $509,656,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.54 percent) and fixed rate debt and other obligations of $2,298,862,000 (weighted average rate of 3.87 percent).

11.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2020, 2019 and 2018 was $771,000, $773,000 and $886,000, respectively.

12.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2020 and 2019. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2020 and 2019.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, unsecured term loans, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,879,002,000 and $2,791,629,000 as compared to the book value of approximately $2,801,797,000 and $2,808,518,000 as of December 31, 2020 and 2019, respectively. The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The fair value measurements used in the evaluation of the Company’s rental properties for impairment analysis are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable assumptions. Assumptions that were utilized in the fair value calculations include, but are not limited to, estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, room rental and food and beverage revenue rates, third-party broker information and information from potential buyers, as applicable.

Valuations of real estate identified as held for sale are based on estimated sale prices, net of estimated selling costs, of such property. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of unobservable assumptions, including but not limited to the Company’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land, an estimated per-unit market value assumption is also considered based on development rights for the land.

As of December 31, 2020, assumptions that were utilized in the fair value calculation included:

	Primary Valuation	Unobservable	Location	Range of
Description	Techniques	Assumptions	Type	Rates
Office properties held for sale on which the Company recognized impairment losses or unrealized allowance reversals	Discounted cash flows or sale prices per purchase and sale agreements	Discount rates	Suburban	7.5% - 10%
		Exit Capitalization rates	Suburban	7.5% - 9%
		Market rental rates per square foot	Suburban	$27.50 - $37.00

Land holdings held for sale and held and used on which the Company recognized impairment losses	Developable units and market rate per unit or sale prices per purchase and sale agreements	Market rates per residential unit	Suburban	$32,000 - $40,000
		Market rates per square foot	Suburban	$12.00
Hotel properties on which the Company recognized impairment losses or unrealized allowance reversals	Discounted cash flows	Discount rate	Waterfront	10%
		Exit Capitalization rate	Waterfront	7.5%

The Company identified 16 office properties (comprised of six disposal groups), a retail pad leased to others, several developable land parcels as held for sale as of December 31, 2020 with an aggregate carrying value of $657 million. As a result of recent sales contract amendments and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of six of the remaining held for sale properties

(comprised of three disposal groups) and several land parcels was not expected to be recovered from estimated net sales proceeds and accordingly, during the year ended December 31, 2020, recognized an unrealized held-for-sale loss allowance of $15.7 million for the properties and recorded land and other impairments of $9.5 million.

The Company determined that, due to the shortening of its expected period of ownership and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its two adjacent hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values.  One of these hotels has closed its rooms since March 2020. Accordingly, the Company recorded an impairment charge of $36.6 million on these hotels at September 30, 2020 which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2020. The Company also evaluated the recoverability of the carrying values of its land parcels and determined that it was necessary to reduce the carrying values of three held-and-used land parcels to their estimated fair values and recorded land and other impairment charges of $7.3 million for the year ended December 31, 2020.

The Company identified 35 office properties, a retail pad leased to others and several developable land parcels as held for sale as of December 31, 2019 with an aggregate carrying value of $966 million. The Company determined that the carrying value of 20 of the properties and several land parcels was not expected to be recovered from estimated net sales proceeds and accordingly during the year ended December 31, 2019 recognized an unrealized loss allowance of $164.4 million.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2020 and 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

The recent outbreak of COVID-19 worldwide has significantly slowed global economic activity and caused significant volatility in financial markets.  As such, there is currently significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy.  The current economic environment can and will be significantly adversely affected by many factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted.   In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of December 31, 2020.

13.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $49.5 million. The PILOT totaled $1.1 million, $1.1 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $170.9 million. The PILOT totaled $4.4 million, $4.4 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in December 2018. The annual PILOT is equal to two percent of Total Project Costs, as defined therein. The PILOT totaled $2.2 million and $2.2 million for the year ended December 31, 2020 and 2019, respectively.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein. The

PILOT totaled $1.1 million and $1.0 million for the year ended December 31, 2020 and 2019, respectively.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022. The annual PILOT payment is a fixed amount until expiration. The PILOT totaled $1.4 million, $1.4 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues, as defined. The PILOT totaled $1.8 million, $2.1 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein. The PILOT totaled $1.2 million and $1.4 million for the year ended December 31, 2020 and 2019, respectively.

The Port Imperial Parcel South 9 development project agreement with the City of Weehawken is for a term of 25 years following substantial completion, which is anticipated to occur in the first quarter 2021. The annual PILOT is equal to 11 percent of gross revenue for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined therein.

The Port Imperial South Park Parcel development project agreement with the Township of Weehawken is for a term of 25 years following substantial completion. The project is anticipated to begin construction in late 2021 with Substantial Completion in 2024. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2020, are as follows (dollars in thousands):

As of December 31, 2020
Year	Amount
2021	$1,750
2022	1,750
2023	1,756
2024	1,776
2025	1,742
2026 through 2101	152,980
Total lease payments	161,754
Less: imputed interest	(138,152)

Total	$23,602

As of December 31, 2019
Year	Amount
2020	$1,750
2021	1,750
2022	1,750
2023	1,756
2024	1,776
2025 through 2098	154,722
Total lease payments	163,504
Less: imputed interest	(139,748)

Total	$23,756

Ground lease expense incurred by the Company during the years ended December 31, 2020, 2019 and 2018 amounted to $1.6 million, $2.6 million and $2.3 million, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $22.3 million at December 31, 2020 for three ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 7.576 percent to 7.618 percent for the remaining ground lease terms ranging from 80.83 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $143.8 million, of which construction costs of $98.1 million have been incurred through December 31, 2020, is expected to be ready for occupancy early 2021. The Company has funded $51.8 million as of December 31, 2020, and the remaining construction costs are expected to be funded from a $92 million construction loan (of which $46.3 million was drawn as of December 31, 2020).

The Company is developing a 198-unit multi-family project known as the Upton at Short Hills located in Short Hills, New Jersey, which began construction in fourth quarter 2018. The construction project, which is estimated to cost $99.4 million, of which $77.9 million has been incurred through December 31, 2020, is expected to be ready for occupancy in first quarter 2021. The Company has funded $35.4 million of the construction costs, and the remaining construction costs are expected to be funded from a $64 million construction loan (of which $42.5 million was drawn as of December 31, 2020).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $331 million has been incurred through December 31, 2020, is expected to be ready for occupancy in first quarter 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $161.5 million was drawn as of December 31, 2020).

MANAGEMENT CHANGES

On July 24, 2020, the Company terminated Michael J. DeMarco as its Chief Executive Officer without cause, pursuant to his employment agreement and the associated equity award agreements he has with the Company. On August 8, 2020, the Company entered into a Consulting and Cooperating Agreement with Mr. DeMarco (the “Consulting Agreement”). Pursuant to the Consulting Agreement, in exchange for Mr. DeMarco’s providing certain consulting, cooperation, and transition services to the Company through December 31, 2020, Mr. DeMarco was considered to have remained employed with the Company through the term of the Consulting Agreement solely for purposes of calculating the prorated vesting of outstanding time-based long-term incentive partnership units to which Mr. DeMarco was entitled upon his termination of employment with the Company.

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

Effective as of July 25, 2020, the Board of Directors appointed MaryAnne Gilmartin, the Chair of the Company’s Board of Directors, as interim Chief Executive Officer of the Company. Ms. Gilmartin will continue to serve as Chair of the Board, but has resigned as a member of the Nominating & Corporate Governance Committee of the Board. Concurrently, Tammy K. Jones, a current director, was appointed to serve as the lead independent director on the Board.

In connection with Ms. Gilmartin’s appointment, the Company has entered into a letter agreement (the “Letter Agreement”) with MAG Partners 2.0 LLC (“MAG Partners”), an entity wholly owned by Ms. Gilmartin. Pursuant to the Letter Agreement, MAG Partners has agreed to make Ms. Gilmartin’s services available to the Company to serve as its interim Chief Executive Officer. The term of this arrangement and Ms. Gilmartin’s appointment as interim Chief Executive Officer (the “Term”) will continue until the earliest to occur of (i) the commencement of employment of a permanent Chief Executive Officer of the Company, (ii) a period of six months has elapsed, or an earlier or later date selected by the Board, and (iii) Ms. Gilmartin’s death or disability, or the termination of the arrangement by MAG Partners (including a resignation by Ms. Gilmartin of her appointment as interim Chief Executive Officer). On January 22, 2021, the Company entered into a six -month extension (the “Extension Letter”) of the Letter Agreement with MAG Partners, pursuant to which MAG Partners has made Ms. Gilmartin’s services available to the Company to serve as its interim Chief Executive Officer. Pursuant to the Extension Letter, the term of the Letter Agreement has been extended until July 25, 2021 (the “Extended Term”). However, Ms. Gilmartin’s appointment as interim Chief Executive Officer will end upon the earlier to occur of (x) the commencement of employment of a permanent Chief Executive Officer of the Company or (y) a date selected by the Board of Directors of the Company, and during any remaining portion of the Extended Term, MAG Partners will continue to make Ms. Gilmartin reasonably available to assist with the transition of Ms. Gilmartin’s duties to her successor and with any other matters that the Company may reasonably request. In addition, if the Extended Term ends at any time prior to July 25, 2021 (other than a termination by the Company for cause), then the Company will continue to pay MAG Partners its monthly $150,000 cash retainer fee through July 25, 2021.

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

During the year ended December 31, 2020, the Company’s total costs incurred, net of LTIP forfeitures, related to the management restructuring activities discussed above, including the severance, separation and related costs for the departure of the Company’s former chief executive officer and other executive officers, as well as other terminated employees, amounted to $11.9 million ($10.1 million included in general and administrative expense, and $1.8 million included in the operating services).

OTHER

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

Each of the Employment Agreements with Messrs. Smetana, Cardoso, Wagner and DeBari (each, an “Executive”) provides as follows:

•An initial term through December 31, 2022;

•An annual base salary of $550,000 for Mr. Cardoso and $450,000 for Messrs. Smetana, Wagner and DeBari;

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

•During the term of the employment agreement, eligibility to be granted long-term incentive or equity awards as may be determined by the General Partner’s board of directors or the executive compensation and option committee of the board of directors, provided that for 2021 and 2022, Mr. Cardoso shall be eligible to receive an award of long-term incentive plan (“LTIP”) units of limited partnership interests (“LTIP Units”) of the Company with a target grant date value of $2 million, which LTIP Units may be earned from 0% to 200% based on the aggregate gross sales price of office properties sold from August 1, 2020 to December 31, 2022 for not less than 85% of its estimated net asset value, with threshold performance of $500 million in sales volume, target performance of $700 million in sales volume and maximum performance of $900 million in sales volume, with linear interpolation of payouts between performance levels. Accordingly, in January 2021, 334,449 LTIP Units were granted to Mr. Cardoso (See Note 6: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital).

•Upon a termination on account of death or disability, the Executive, or his beneficiaries in the case of death, will receive payments (payable as and when such amounts would have been payable had the Executive’s employment not ended) consisting of accrued and unpaid base salary, expense reimbursement and benefits under the General Partner’s health and welfare plans through the termination date, any earned but unpaid annual bonus for the previous year, plus a prorated portion of the annual bonus payable for the year of such termination based on actual performance for such year; and

•Upon a termination without “cause” (as defined in each of the Employment Agreements) or by the executive for “good reason” (as defined in each of the Employment Agreements) during the term of the applicable Employment Agreement, subject to the Executive signing a release in the form attached to each of the Employment Agreements, the Executive will be entitled to the same benefits as in the event of a termination due to death or disability, plus (a) a lump sum cash payment equal to one and one-half (1.5) times the sum of the Executive’s (i) annual base salary immediately prior to the termination date and (ii) target annual bonus for the year of such termination and (b) COBRA payments for up to 18 months after termination; provided, however, that if such termination occurs during a “change in control period” (as defined in each of the Employment Agreements), the lump sum payment described in clause (a) above shall be equal to two (2.0) times the sum of Executive’s (i) annual base salary immediately prior to the termination date and (ii) target annual bonus for the year of such termination.

•Under each of the Employment Agreements, each Executive will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during his employment with the General Partner and for one year after termination of employment, in each case in circumstances in which the Executive is entitled to receive severance benefits under his Employment Agreement following the termination of employment. In addition, each Executive will be entitled to customary employee benefits under the Company’s health and welfare plans.

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of December 31, 2020, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, 16 of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of December 31, 2020, with an aggregate carrying value of approximately $1.5 billion, are subject to these conditions.

As of December 31, 2020, the Company has outstanding stay-on award agreements to 38 select employees, which provides them with the potential to receive compensation, in cash or Company stock, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified.  The total potential cost of such awards is estimated to be up to approximately $5.2 million, including the potential issuance of 116,043 shares of the Company’s common stock.  Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement date, and all other conditions were satisfied.

In September 2020, the General Partner's Board of Directors approved a discretionary reimbursement of approximately $6.1 million in fees and expenses incurred by Bow Street LLC in connection with its proxy solicitations in 2019 and 2020 that resulted in the election of Bow Street's nominees as directors of the General Partner at the 2019 and 2020 annual meetings of stockholders of the General Partner.  The Board of Directors determined that the reimbursement was appropriate in light of the benefit to the General Partner and its stockholders of the refreshment of the Board of Directors that resulted from the proxy contests. The Company intends to reimburse this amount to Bow Street in three substantially equal payments in November 2020, January 2021 and April 2021, which the Company has recorded the $6.1 million as general and administrative expense for the year ended December 31, 2020. Bow Street is an affiliate of A. Akiva Katz, a director of the General Partner, who is a co-founder and managing partner of Bow Street. Payments of $2.1 million were made to Bow Street in November 2020 and of $2.0 million in January 2021. $2.0 million is expected to be paid to it in April 2021.

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

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at December 31, 2020 and 2019 are as follows (dollars in thousands):

As of December 31, 2020
Year	Amount
2021	117,228
2022	114,101
2023	108,406
2024	92,605
2025	88,309
2026 and thereafter	462,920

Total	$983,569

As of December 31, 2019
Year	Amount
2020	$115,418
2021	107,027
2022	103,417
2023	99,544
2024	88,082
2025 and thereafter	488,305

Total	$1,001,793

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

•second, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a 6% annual return (the “RRT Base Return”) on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future; and

•third, pro rata to Rockpoint and RRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at December 31, 2020, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units).

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

•fifth, pro rata to Rockpoint and RRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at December 31, 2020, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units); and

•sixth, to Rockpoint and RRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to RRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at December 31, 2020, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to RRT in respect of Preferred Units and 87.728% to RRT in respect of Common Units).

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

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of December 31, 2020. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $476 million as of December 31, 2020.

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

The following tables set forth the changes in Redeemable noncontrolling interests for the year ended December 31, 2020 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2020	$52,324	$451,058	$503,382
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	451,058	503,382
Income Attributed to Noncontrolling Interests	1,820	24,063	25,883
Distributions	(1,820)	(24,063)	(25,883)
Other Distributions	-	(3,153)	(3,153)
Redemption Value Adjustment	-	13,068	13,068

Redeemable noncontrolling interests as of December 31, 2020	$52,324	$460,973	$513,297

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2019	$52,324	$278,135	$330,459
Redeemable Noncontrolling Interests Issued (net of new
issuance costs of $1.5 million)	-	143,450	143,450
Net	52,324	421,585	473,909
Income Attributed to Noncontrolling Interests	1,820	20,795	22,615
Distributions	(1,820)	(20,795)	(22,615)
Redemption Value Adjustment (including value adjustment
attributable to Add On Investment Agreement)	-	29,473	29,473

Redeemable noncontrolling interests as of December 31, 2019	$52,324	$451,058	$503,382

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

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”). The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of December 31, 2020, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million. Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2018 ($17.31)	800,000	$17.31	$3,400
Granted, Lapsed or Cancelled	-	-
Outstanding at December 31, 2018 ($17.31)	800,000	$17.31	1,824
Granted, Lapsed or Cancelled	-	-
Outstanding at December 31, 2019 ($17.31)	800,000	$17.31	4,656
Granted	172,495	14.39
Outstanding at December 31, 2020 ($14.39 - $17.31)	972,495	$16.79	$-
Options exercisable at December 31, 2020	972,495
Available for grant at December 31, 2020	717,155

The weighted average fair value of options granted during the year ended December 31, 2020 was $2.95 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the year ended December 31, 2020:

Stock
Options
Expected life (in years)	5.3
Risk-free interest rate	0.41%
Volatility	31.0%
Dividend yield	2.7%

There were no stock options exercised under any stock option plans for the years ended December 31, 2020, 2019 and 2018. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of December 31, 2020 and 2019, the stock options outstanding had a weighted average remaining contractual life of approximately 3.6 years and 5.4 years, respectively.

The Company recognized stock options expense of 446,000, zero and $193,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The weighted average fair value of the AO LTIP Units granted during the year ended December 31, 2019 was $3.98 per AO LTIP Unit. The fair value of each AO LTIP Unit grant is estimated on the date of grant using the Monte Carlo method. The following weighted average assumptions were included in the Company’s fair value calculations of AO LTIP Units granted during the year ended December 31, 2019:

AO LTIP
Units
Expected life (in years)	5.5 - 6.0
Risk-free interest rate	2.6%
Volatility	29.0%
Dividend yield	3.5%

As of December 31, 2020, the Company had $1.4 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2.2 years. The Company recognized AO LTIP unit expense of $622,000, $498,000 and zero for the years ended December 31, 2020, 2019 and 2018, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one-year to seven-year vesting period, of which 52,974 unvested shares were legally outstanding at December 31, 2020. Vesting of the Restricted Stock Awards issued is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2018	108,318	$25.49
Granted	40,185	20.16
Vested	(72,502)	25.33
Forfeited	(8,712)	25.83
Outstanding at December 31, 2018	67,289	$22.43
Granted	42,690	21.08
Vested	(65,353)	22.34
Forfeited	(1,936)	25.83
Outstanding at December 31, 2019	42,690	$21.08
Granted	52,974	15.29
Vested	(42,690)	21.08
Forfeited	-	-

Outstanding at December 31, 2020	52,974	$15.29

As of December 31, 2020, the Company had $0.4 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.5 years.

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

The 2020 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period from March 24, 2020 through March 23, 2023. Participants of performance-based awards in the 2020 OPP will only earn the full awards if, over the three year performance period, the Company achieves a thirty six percent (36%) absolute total stockholder return (“TSR”) and if the Company’s TSR is in the 75th percentile of performance as compared to the REITs in the NAREIT index.

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

On January 4, 2021, in accordance with Mr. Cardoso’s employment agreement, the Company granted LTIP awards (the “J Series 2021 LTIP Awards”). All of the J Series 2021 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan. All of the target 2020 LTIP Awards were in the form of performance-based LTIP Units under the Company’s Outperformance Plan (the “J

Series 2021 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement.

The J Series 2021 OPP was subject to the achievement of certain sales performance milestones with respect to commercial asset dispositions by the Company over a performance period from August 1, 2020 through December 31, 2022. These sales milestones will be based on the aggregate gross sales prices of the assets, provided that the asset will only be included in the milestone if it is sold for not less than 85% of its estimated net asset value, as defined in the agreement.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a Common Unit, but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2018 TBV LTIP Units, 2019 TBV LTIP Units and 2020 TBV LTIP Units or the end of the measurement period for the 2018 PBV LTIP Units, 2019 PBV LTIP Units and 2020 PBV LTIP Units, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a Common Unit.

As a result of targets not being achieved or management and other personnel changes during the year ended December 31, 2020, the employees forfeited and cancelled, 369,924 2017 LTIP Awards, 102,639 2018 LTIP Awards, 175,570 2019 LTIP Awards and 567,254 2020 LTIP Awards. As of December 31, 2020, a total of 3,718 2016 PBV LTIP Units, 68,205 2016 TBV LTIP Units, 10,264 2017 PBV LTIP Units, 70,772 2017 TBV LTIP Units, 542,651 2018 PBV LTIP Units, 177,179 2018 TBV LTIP Units, 249,058 2019 PBV LTIP Units and 140,995 2019 TBV LTIP Units, and 720,314 2020 PBV LTIP Units, net of LTIP Units forfeited and cancelled, were outstanding. The LTIP Units were valued in accordance with ASC 718 – Stock Compensation, at their fair value. The Company has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of December 31, 2020, the Company had $8.0 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

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

During the years ended December 31, 2020, 2019 and 2018, 22,086, 14,337 and 26,620 deferred stock units were earned, respectively. As of December 31, 2020 and 2019, there were 17,854 and 59,899 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the years ended December 31, 2020, 2019 and 2018 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Year Ended December 31,
Computation of Basic EPS	2020	2019	2018
Income (loss) from continuing operations	$(115,523)	$252,820	$82,824
Add (deduct): Noncontrolling interests in consolidated joint ventures	2,695	3,904	1,216
Add (deduct): Noncontrolling interests in Operating Partnership	13,279	(23,720)	(7,127)
Add (deduct): Redeemable noncontrolling interests	(25,883)	(22,615)	(13,979)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(11,814)	(25,885)	(11,425)
Income (loss) from continuing operations available to common shareholders	(137,246)	184,504	51,509
Income (loss) from discontinued operations available to common shareholders	74,045	(98,528)	21,177
Net income (loss) available to common shareholders for basic earnings per share	$(63,201)	$85,976	$72,686

Weighted average common shares	90,648	90,557	90,388

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(1.51)	$2.04	$0.57
Income (loss) from discontinued operations available to common shareholders	0.81	(1.09)	0.23
Net income (loss) available to common shareholders	$(0.70)	$0.95	$0.80

	Year Ended December 31,
Computation of Diluted EPS	2020	2019	2018
Net income (loss) from continuing operations available to common shareholders	$(137,246)	$184,504	$51,509
Add (deduct): Noncontrolling interests in Operating Partnership	(13,279)	23,720	7,127
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(1,254)	(2,855)	(1,296)
Income (loss) from continuing operations for diluted earnings per share	(151,779)	205,369	57,340
Income (loss) from discontinued operations for diluted earnings per share	81,925	(108,984)	23,577
Net income (loss) available for diluted earnings per share	$(69,854)	$96,385	$80,917

Weighted average common shares	100,260	100,689	100,724

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(1.51)	$2.04	$0.57
Income (loss) from discontinued operations available to common shareholders	0.81	(1.09)	0.23
Net income (loss) available to common shareholders	$(0.70)	$0.95	$0.80

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Year Ended December 31,
	2020	2019	2018
Basic EPS shares	90,648	90,557	90,388
Add: Operating Partnership – common and vested LTIP units	9,612	9,963	10,246
Restricted Stock Awards	-	-	-
Stock Options	-	169	90
Diluted EPS Shares	100,260	100,689	100,724

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the year ended December 31, 2020 as such securities were anti-dilutive during the period. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of December 31, 2020, 2019 and 2018 were 1,722,929, 1,826,331 and 1,707,106, respectively. Unvested restricted stock outstanding as of December 31, 2020, 2019 and 2018 were 52,974, 42,690 and 67,289 shares, respectively. Unvested AO LTIP Units outstanding as of each of December 31, 2020 and 2019 were 625,000.

Dividends declared per common share for the years ended December 31, 2020, 2019 and 2018 was $0.40, $0.80 and $0.80 per share, respectively.

Mack-Cali Realty, L.P.:

	Year Ended December 31,
Computation of Basic EPU	2020	2019	2018
Income (loss) from continuing operations	$(115,523)	$252,820	$82,824
Add (deduct): Noncontrolling interests in consolidated joint ventures	2,695	3,904	1,216
Add (deduct): Redeemable noncontrolling interests	(25,883)	(22,615)	(13,979)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(13,068)	(28,740)	(12,721)
Income (loss) from continuing operations available to unitholders	(151,779)	205,369	57,340
Income (loss) from discontinued operations available to unitholders	81,925	(108,984)	23,577
Net income (loss) available to common unitholders for basic earnings per unit	$(69,854)	$96,385	$80,917

Weighted average common units	100,260	100,520	100,634

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(1.51)	$2.04	$0.57
Income (loss) from discontinued operations available to unitholders	0.81	(1.09)	0.23
Net income (loss) available to common unitholders for basic earnings per unit	$(0.70)	$0.95	$0.80

	Year Ended December 31,
Computation of Diluted EPU	2020	2019	2018
Net income (loss) from continuing operations available to common unitholders	$(151,779)	$205,369	$57,340
Income (loss) from discontinued operations for diluted earnings per unit	81,925	(108,984)	23,577
Net income (loss) available to common unitholders for diluted earnings per unit	$(69,854)	$96,385	$80,917

Weighted average common unit	100,260	100,689	100,724

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(1.51)	$2.04	$0.57
Income (loss) from discontinued operations available to common unitholders	0.81	(1.09)	0.23
Net income (loss) available to common unitholders	$(0.70)	$0.95	$0.80

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Year Ended December 31,
	2020	2019	2020
Basic EPU units	100,260	100,520	100,634
Add: Restricted Stock Awards	-	-	-
Add: Stock Options	-	169	90
Diluted EPU Units	100,260	100,689	100,724

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the year ended December 31, 2020 as such securities were anti-dilutive during the period. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of December 31, 2020, 2019 and 2018 were 1,722,929, 1,826,331 and 1,707,106, respectively. Unvested restricted stock outstanding as of December 31, 2020, 2019 and 2018 were 52,974, 42,690 and 67,289 shares, respectively. Unvested AO LTIP Units outstanding as of each of December 31, 2020 and 2019 were 625,000.

Distributions declared per common unit for the years ended December 31, 2020, 2019 and 2018 was $0.40, $0.80 and $0.80 per unit, respectively.

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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2020, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $2.6 million as of December 31, 2020.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)

Common Units

During the year ended December 31, 2020, the Company redeemed for cash 138,615 common units at their fair market value of $2.7 million.

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

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 4, 2017, the Company granted 2017 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 20, 2018, the Company granted 2018 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On March 22, 2019, the Company granted 2019 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On March 24, 2020, the Company granted 2020 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. All of the 2016 LTIP Awards, 2017 LTIP Awards, 2018 LTIP Awards,2019 LTIP Awards and 2020 LTIP Awards are in the form of units in the Operating Partnership. See Note 16: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital – Long-Term Incentive Plan Awards.

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP units in the Operating Partnership for the years ended December 31, 2020, 2019 and 2018:

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2018	10,438,855	1,230,877
Redemption of common units for shares of common stock	(264,570)	-
Redemption of common units	-	-
Conversion of vested LTIP units to common units	-	-
Vested LTIP units	55,064	(55,064)
Issuance of units	-	864,024
Cancellation of units	-	(332,731)

Balance at December 31, 2018	10,229,349	1,707,106

Redemption of common units for shares of common stock	(38,011)	-
Redemption of common units	(665,918)	-
Conversion of vested LTIP units to common units	18,438
Vested LTIP units	68,206	(86,644)
Issuance of units	-	565,623
Cancellation of units	-	(359,754)

Balance at December 31, 2019	9,612,064	1,826,331

Redemption of common units for shares of common stock	-	-
Redemption of common units	(138,615)	-
Conversion of vested LTIP units to common units	38,626	-
Vested LTIP units	136,957	(175,583)
Issuance of units	-	1,287,568
Cancellation of units	(1)	(1,215,387)

Balance at December 31, 2020	9,649,031	1,722,929

Noncontrolling Interests Ownership in Operating Partnership

As of December 31, 2020 and 2019, the noncontrolling interests common unitholders owned 9.6 percent and 9.6 percent of the Operating Partnership, respectively.

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

18.    SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio. The Company’s multi-family services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the years ended December 31, 2020, 2019 and 2018. The Company had no long lived assets in foreign locations as of December 31, 2020 and 2019. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate, and multi-family real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the years ended December 31, 2020, 2019 and 2018, and selected asset information as of December 31, 2020 and 2019 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
2020	$155,045	$156,841	$1,676	$313,562
2019	184,966	170,833	1,403	357,202
2018	257,487	113,805	432	371,724

Total operating and
interest expenses (a):
2020	$73,184	$95,631	$127,184	$295,999
2019	80,050	89,512	127,425	296,987
2018	116,912	70,279	98,797	285,988

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
2020	$(2,254)	$(1,578)	$-	$(3,832)
2019	(1,194)	(125)	-	(1,319)
2018	2,319	(2,446)	-	(127)

Net operating income (loss) (b):
Three months ended:
2020	$79,607	$59,632	$(125,508)	$13,731
2019	103,722	81,196	(126,022)	58,896
2018	142,894	41,080	(98,365)	85,609

Total assets:
2020	$1,881,161	$3,249,516	$17,109	$5,147,786
2019	2,178,321	3,079,409	35,068	5,292,798

Total long-lived assets (c):
2020	$1,693,054	$3,035,485	$(1,411)	$4,727,128
2019	1,947,053	2,812,306	3,834	4,763,193

Total investments in
unconsolidated joint ventures:
2020	$5,555	$156,827	$-	$162,382
2019	7,367	201,724	-	209,091

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

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income available to common shareholders (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net operating income	$13,731	$58,896	$85,609
Add (deduct):
Depreciation and amortization	(122,035)	(133,597)	(113,817)
Land and other impairments	(16,817)	(32,444)	(24,566)
Property impairments	(36,582)	-	-
Gain on change of control of interests	-	13,790	14,217
Realized gains (losses) and unrealized losses on disposition of
rental property, net	5,481	343,102	99,436
Gain on disposition of developable land	5,787	522	30,939
Gain on sale from unconsolidated joint ventures	35,184	903	-
Gain (loss) from extinguishment of debt, net	(272)	1,648	(8,994)
Income (loss) from continuing operations	(115,523)	252,820	82,824
Discontinued operations
Income from discontinued operations	70,724	24,366	23,577
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	11,201	(133,350)	-
Total discontinued operations, net	81,925	(108,984)	23,577
Net income (loss)	(33,598)	143,836	106,401
Noncontrolling interests in consolidated joint ventures	2,695	3,904	1,216
Noncontrolling interests in Operating Partnership	13,279	(23,720)	(7,127)
Noncontrolling interest in discontinued operations	(7,880)	10,456	(2,400)
Redeemable noncontrolling interests	(25,883)	(22,615)	(13,979)
Net income (loss) available to common shareholders	$(51,387)	$111,861	$84,111

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income available to common unitholders (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net operating income	$13,731	$58,896	$85,609
Add (deduct):
Depreciation and amortization	(122,035)	(133,597)	(113,817)
Land and other impairments	(16,817)	(32,444)	(24,566)
Property impairments	(36,582)	-	-
Gain on change of control of interests	-	13,790	14,217
Realized gains (losses) and unrealized losses on disposition of
rental property, net	5,481	343,102	99,436
Gain on disposition of developable land	5,787	522	30,939
Gain on sale from unconsolidated joint ventures	35,184	903	-
Gain (loss) from extinguishment of debt, net	(272)	1,648	(8,994)
Income (loss) from continuing operations	(115,523)	252,820	82,824
Discontinued operations
Income from discontinued operations	70,724	24,366	23,577
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	11,201	(133,350)	-
Total discontinued operations, net	81,925	(108,984)	23,577
Net income (loss)	(33,598)	143,836	106,401
Noncontrolling interests in consolidated joint ventures	2,695	3,904	1,216
Redeemable noncontrolling interests	(25,883)	(22,615)	(13,979)
Net income (loss) available to common unitholders	$(56,786)	$125,125	$93,638

19.    RELATED PARTY TRANSACTIONS

William L. Mack, a former director of the General Partner, David S. Mack, a former director of the General Partner, and Earle I. Mack, a former director of the General Partner, are the executive officers, directors and stockholders of a corporation that leased 5,930 square feet at one of the Company’s office properties, which was scheduled to expire in January 2025 (the Company disposed of this property in March 2020). The corporation previously leased approximately 7,034 square feet at another one of the Company’s office properties (the Company disposed of this property in January 2019). The Company has recognized $48,000, $18,000 and $193,000 in revenue under these leases for the years ended December 31, 2020, 2019 and 2018, respectively, and had no accounts receivable from the corporation as of December 31, 2020 and 2019.

The adult children of Marshall Tycher, Chairman of RRT, own minority equity interests in a vendor to the Company. Additionally, Mr. Tycher’s son-in-law is an employee of the vendor. The Company recognized $99,000, $120,000 and $148,000 in expense for this vendor during the years ended December 31, 2020, 2019 and 2018, respectively, and had no accounts payable to this vendor as of December 31, 2020 and 2019, respectively.

Certain executive officers of RRT and/or their family members (“RG”) directly or indirectly hold small noncontrolling interests in a certain consolidated joint venture. Additionally, the Company earned zero, $674,000, and $1,114,000 from entities in which RG has ownership interests for the years ended December 31, 2020, 2019 and 2018, respectively.

In September 2020, the General Partner's Board of Directors approved a discretionary reimbursement of approximately $6.1 million in fees and expenses incurred by Bow Street LLC in connection with its proxy solicitations in 2019 and 2020 that resulted in the election of Bow Street's nominees as directors of the General Partner at the 2019 and 2020 annual meetings of stockholders of the General Partner.  The Board of Directors determined that the reimbursement was appropriate in light of the benefit to the General Partner and its stockholders of the refreshment of the Board of Directors that resulted from the proxy contests. The Company intends to reimburse this amount to Bow Street in three substantially equal payments in November 2020, January 2021 and April 2021, which the Company has recorded the $6.1 million as general and administrative expense for the year ended December 31, 2020. Bow Street is an affiliate of A. Akiva Katz, a director of the General Partner, who is a co-founder and managing partner of Bow Street. Payments of $2.1 million were made to Bow Street in November 2020 and of $2.0 million in January 2021. $2.0 million is expected to be paid to it in April 2021.

20.    CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

Mack-Cali Realty Corporation

The following summarizes the condensed quarterly financial information for the Company (dollars in thousands):

Quarter Ended 2020	December 31	September 30	June 30	March 31
Total revenues	$76,564	$79,197	$74,197	$83,604
Net income (loss)	$78,298	$(41,118)	$(32,934)	$(37,844)
Net income (loss) available to common shareholders	$65,632	$(42,208)	$(34,887)	$(39,924)
		`
Basic earnings per common share:
Income from continuing operations	$0.22	$(0.83)	$(0.50)	$(0.40)
Discontinued operations	0.45	0.34	0.09	(0.07)
Net income (loss) available to common shareholders	$0.67	$(0.49)	$(0.41)	$(0.47)

Diluted earnings per common share:
Income from continuing operations	$0.22	$(0.83)	$(0.50)	$(0.40)
Discontinued operations	0.45	0.34	0.09	(0.07)
Net income (loss) available to common shareholders	$0.67	$(0.49)	$(0.41)	$(0.47)

Quarter Ended 2019	December 31	September 30	June 30	March 31
Total revenues	$88,227	$89,038	$88,138	$91,799
Net income (loss)	$(55,408)	$(56,021)	$(20,329)	$275,594
Net income (loss) available to common shareholders	$(54,652)	$(55,928)	$(22,054)	$244,495
		`
Basic earnings per common share:
Income from continuing operations	$0.51	$(0.63)	$(0.44)	$2.59
Discontinued operations	(1.15)	(0.02)	0.01	0.08
Net income (loss) available to common shareholders	$(0.64)	$(0.65)	$(0.43)	$2.67

Diluted earnings per common share:
Income from continuing operations	$0.51	$(0.63)	$(0.44)	$2.58
Discontinued operations	(1.15)	(0.02)	0.01	0.08
Net income (loss) available to common shareholders	$(0.64)	$(0.65)	$(0.43)	$2.66

Mack-Cali Realty, L.P.

The following summarizes the condensed quarterly financial information for the Company (dollars in thousands):

Quarter Ended 2020	December 31	September 30	June 30	March 31
Total revenues	$76,564	$79,197	$74,197	$83,604
Net income (loss)	$78,298	$(41,118)	$(32,934)	$(37,844)
Net income (loss) available to common unitholders	$72,623	$(46,694)	$(38,576)	$(44,139)

Basic earnings per common unit:
Income from continuing operations	$0.22	$(0.83)	$(0.50)	$(0.40)
Discontinued operations	0.45	0.34	0.09	(0.07)
Net income (loss) available to common unitholders	$0.67	$(0.49)	$(0.41)	$(0.47)

Diluted earnings per common units:
Income from continuing operations	$0.22	$(0.83)	$(0.50)	$(0.40)
Discontinued operations	0.45	0.34	0.09	(0.07)
Net income (loss) available to common unitholders	$0.67	$(0.49)	$(0.41)	$(0.47)

Quarter Ended 2019	December 31	September 30	June 30	March 31
Total revenues	$88,227	$89,038	$88,138	$91,799
Net income (loss)	$(55,408)	$(56,021)	$(20,329)	$275,594
Net income (loss) available to common unitholders	$(60,475)	$(62,087)	$(24,488)	$272,175

Basic earnings per common unit:
Income from continuing operations	$0.51	$(0.63)	$(0.44)	$2.59
Discontinued operations	(1.15)	(0.02)	0.01	0.08
Net income (loss) available to common unitholders	$(0.64)	$(0.65)	$(0.43)	$2.67

Diluted earnings per common unit:
Income from continuing operations	$0.51	$(0.63)	$(0.44)	$2.58
Discontinued operations	(1.15)	(0.02)	0.01	0.08
Net income (loss) available to common unitholders	$(0.64)	$(0.65)	$(0.43)	$2.66

P

		MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2020
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent to		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	Acquisition (d)	Land	Improvements	Total (d)	Depreciation (b)

NEW JERSEY
Essex County
Millburn (Short Hills)
150 J.F. Kennedy Parkway	Office	1980	1997	-	12,606	50,425	20,557	12,606	70,981	83,588	33,544

51 J.F. Kennedy Parkway	Office	1988	2017	69,592	5,873	100,359	1,827	5,873	102,186	108,059	10,575
101 J.F. Kennedy Parkway	Office	1981	2017	29,254	4,380	59,730	3,611	4,380	63,341	67,721	6,304
103 J.F. Kennedy Parkway	Office	1981	2017	24,922	3,158	50,813	1,416	3,158	52,230	55,387	5,316

Hudson County
Hoboken
111 River Street	Office	2002	2016	148,752	-	198,609	21,683	-	220,292	220,292	27,079
Soho Lofts	Multi-Family	2017	2019	158,993	27,601	224,039	2,603	27,601	226,642	254,243	11,832
Jersey City
Harborside Plaza 2	Office	1990	1996	-	17,655	101,546	70,511	8,363	181,349	189,712	82,073
Harborside Plaza 3	Office	1990	1996	-	17,655	101,878	70,179	8,363	181,349	189,712	82,073
Harborside Plaza 4A	Office	2000	2000	-	1,244	56,144	14,729	1,244	70,873	72,117	36,218
Harborside Plaza 5	Office	2002	2002	-	6,218	170,682	62,793	5,705	233,988	239,693	111,452
101 Hudson Street	Office	1992	2005	248,857	45,530	271,376	48,131	45,530	319,507	365,037	121,970
Liberty Towers	Multi-Family	2003	2019	263,484	66,670	328,347	3,434	66,670	331,782	398,451	10,792
BLVD 475 N/S	Multi-Family	2011	2017	164,900	58,761	240,871	6,268	58,761	247,140	305,900	25,198
BLVD 425	Multi-Family	2003	2018	130,293	48,820	160,740	5,030	48,820	165,770	214,590	10,989
BLVD 401	Multi-Family	2016	2019	116,349	36,595	152,440	225	36,595	152,664	189,260	7,859
Weehawken
100 Avenue at Port Imperial	Other	2016	2016	-	350	-	30,734	1,958	29,126	31,084	4,443
500 Avenue at Port Imperial	Other	2013	2013	36,750	13,099	56,669	(19,362)	13,099	37,308	50,406	8,174
Port Imperial South 11	Multi-Family	2018	2018	99,834	22,047	-	112,052	22,047	112,051	134,099	7,428
Residence Inn/Envue Autograph Collection	Other	2019	2015	93,481	23,660	-	81,362	18,059	86,963	105,022	9,171
West New York
Port Imperial North Retail	Other	2008	2020	-	4,305	8,216	695	4,305	8,911	13,216	369

Mercer County
Princeton
100 Overlook Center	Office	1988	1997	-	2,378	21,754	9,424	2,378	31,178	33,556	14,453

Middlesex County
Edison
333 Thornall Street	Office	1984	2015	-	5,542	40,762	6,770	5,542	47,533	53,074	5,994
343 Thornall Street	Office	1991	2006	-	6,027	39,101	15,605	6,027	54,706	60,733	16,399
Iselin
99 Wood Avenue South	Office	1987	2019	-	9,261	45,576	435	9,261	46,011	55,272	2,064
101 Wood Avenue South	Office	1990	2016	-	8,509	72,738	1,111	7,384	74,973	82,358	9,342

Monmouth County
Holmdel
23 Main Street	Office	1977	2005	-	4,336	19,544	6,400	4,336	25,944	30,280	10,486
Middletown
One River Center, Building 1	Office	1983	2004	-	3,070	17,414	17,290	2,451	35,323	37,774	9,762
One River Center, Building 2	Office	1983	2004	-	2,468	15,043	3,657	2,452	18,716	21,168	8,081
One River Center, Building 3	Office	1984	2004	-	4,051	24,790	7,660	4,627	31,874	36,501	12,478
Red Bank
100 Schultz Drive	Office	1989	2017	-	1,953	6,790	3,932	1,953	10,722	12,675	949
200 Schultz Drive	Office	1989	2017	-	2,184	8,259	3,528	2,184	11,787	13,971	1,477

		MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2020
				(dollars in thousands)
												SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent to		Building and			Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	Acquisition (d)	Land	Improvements	Total (d)		Depreciation (b)

Morris County
Madison
7 Giralda Farms	Office	1997	2017	-	5,402	37,664	1,295	5,402	38,959	44,361		4,251
Morris Plains
Signature Place	Multi-Family	2018	2018	42,656	930	-	56,410	930	56,410	57,340		4,403
Parsippany
4 Gatehall Drive	Office	1988	2000	-	8,452	33,929	10,521	8,452	44,450	52,902		20,052
34 Sylvan Way	Other				37,873	550	42,390	45,840	34,973	80,813		6,634

NEW YORK
Westchester County
Eastchester
Quarry Place at Tuckahoe	Multi-Family	2016	2016	40,565	5,585	3,400	48,934	5,585	52,334	57,919		6,148

MASSACHUSETTS
Middlesex County
Malden
The Emery at Overlook Ridge	Multi-Family	2020	2014	71,361	4,115	86,093	9,740	9,104	90,844	99,948		1,904

Suffolk County
East Boston
Portside at Pier One	Multi-Family	2016	2016	58,801	-	73,713	634	-	74,347	74,347	-	11,523
Portside 5/6	Multi-Family	2018	2018	96,545	-	37,114	77,240	-	114,354	114,354	-	8,694

Worcester County
Worcester
145 Front Street	Multi-Family	2018	2015	62,574	4,380	-	92,148	4,380	92,148	96,528		7,695

Projects Under Development
and Developable Land				246,180	282,423	811,274	-	282,423	811,274	1,093,697		49,717

Furniture, Fixtures
and Equipment				-	-	-	83,552	-	83,552	83,552

TOTALS				2,204,144	815,166	3,728,392	1,037,158	803,847	4,776,868	5,580,716	(e)	825,361	(f)

(a)The aggregate cost for federal income tax purposes at December 31, 2020 was approximately $4.0 billion.

(b)Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(c)This property is located on land leased by the Company.

(d)These costs are net of impairments and valuation allowances recorded, if any.

(e)Includes properties classified as held for sale at December 31, 2020. The gross amount includes $164.2 million of land and $779.9 million of building improvements related to these held for sale assets at period end.

(f)Accumulated depreciation includes $169.0 million from assets classified as held for sale as of December 31, 2020.

MACK-CALI REALTY CORPORATION/MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2020, 2019 and 2018 are as follows: (dollars in thousands)

	2020	2019	2018
Rental Properties
Balance at beginning of year	$4,256,681	$5,306,017	$5,102,844
Additions	1,776,276	1,349,959	686,452
Real estate held for sale	(944,082)	(1,553,383)	(184,233)
Properties sold	(443,755)	(824,167)	(238,873)
Retirements/disposals	(6,477)	(21,745)	(60,173)
Balance at end of year	$4,638,643	$4,256,681	$5,306,017

Accumulated Depreciation
Balance at beginning of year	$558,617	$1,097,868	$1,087,083
Depreciation expense	104,421	156,250	140,726
Real estate held for sale	2,238	(411,833)	(30,404)
Properties sold	-	(261,923)	(39,364)
Impairments	(2,469)	-	-
Retirements/disposals	(6,477)	(21,745)	(60,173)
Balance at end of year	$656,331	$558,617	$1,097,868

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

3.14

Tenth Amendment, dated as of January 4, 2021, to Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 4, 2021 and incorporated herein by reference).

3.15

Certificate of Designation of 3.5% Series A Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 3, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 3, 2017 and incorporated herein by reference).

3.16

Certificate of Designation of 3.5% Series A-1 Preferred Limited Partnership Units of Mack-Cali Realty, L.P. dated February 28, 2017 (filed as Exhibit 3.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

3.17

Amendment No. 1 to the Second Amended and Restated Bylaws of Mack-Cali Realty Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 30, 2018 and incorporated herein by reference).

3.18	Articles Supplementary of Mack-Cali Realty Corporation dated June 12, 2019 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 17, 2019 and incorporated herein by reference).

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

4.3

Supplemental Indenture No. 17 dates as of May 8, 2013, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated May 8, 2013 and incorporated herein by reference).

4.4

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

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

10.4#	Mack-Cali Realty Corporation 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 Registration No. 333-188729, and incorporated herein by reference).

10.5#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Gary T. Wagner dated November 11, 2011 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.6

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company's Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.7

Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of The Northwestern Mutual Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008. (filed as Exhibit 10.132 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.8

Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008 (filed as Exhibit 10.133 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.9

Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.10

Development Agreement dated December 5, 2011 by and between M-C Plaza VI & VII L.L.C. and Ironstate Development LLC (filed as Exhibit 10.1 to the Company's Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.11	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company's Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.12

Fourth Amended and Restated Revolving Credit Agreement dated as of July 16, 2013 among Mack Cali Realty, L.P., as borrower, Mack-Cali Realty Corporation, as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto, as lenders (filed as Exhibit 10.1 to the Company's Form 8-K dated July 16, 2013 and incorporated herein by reference).

10.13

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

10.14#

Indemnification Agreement dated September 22, 2015 by and between Marshall B. Tycher and Mack-Cali Realty Corporation (filed as Exhibit 10.131 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.15#

Indemnification Agreement dated June 10, 2013 by and between Ricardo Cardoso and Mack-Cali Realty Corporation (filed as Exhibit 10.133 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.16

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

10.17

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

10.18	Indemnity Agreement dated March 10, 2017 (filed as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.19#

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

10.21#

Class AO Long-Term Incentive Plan Award Agreement dated March 13, 2019 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 19, 2019 and incorporated herein by reference).

10.22

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

10.23

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

10.24

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

10.25

Amended and Restated Agreement of Sale and Purchase, dated March 4, 2019, by and between West Avenue Realty Associates L.L.C., as Seller, and RMC Acquisition Entity, LLC, as purchaser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 7, 2019 and incorporated herein by reference).

10.26

OP Unit Redemption Agreement, dated March 4, 2019, by and among Mack-Cali Realty, L.P., Mack-Cali CW Realty Associates L.L.C., Mack-Cali So. West Realty Associates L.L.C., Brad W. Berger Revocable Trust, Greg Berger, Robert F. Weinberg 2013 Trust and RFW Management Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 7, 2019 and incorporated herein by reference).

10.27#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Giovanni M. DeBari dated December 6, 2008 (filed as Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

10.28

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

10.29

Third Amended and Restated Limited Partnership Agreement of Roseland Residential, L.P., dated as of June 28, 2019, by and among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Roseland Residential Trust, RPIIA-RLA Aggregator, L.L.C., and RPIIA-RLB, L.L.C. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.30

Amended and Restated Shareholders Agreement, dated as of June 28, 2019, by and between Roseland Residential Trust, RPIIA-RLA Aggregator, L.L.C., and RPIIA-RLB, L.L.C. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.31

Amended and Restated Discretionary Demand Promissory Note, dated as of June 28, 2019, by and between Roseland Residential, L.P. and Mack-Cali Realty, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.32

Amended and Restated Shared Services Agreement, dated as of June 28, 2019, by and between Mack-Cali Realty, L.P. and Roseland Residential, L.P. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.33

Amended and Restated Recourse Agreement, dated as of June 28, 2019, by and among Roseland Residential Trust, Mack-Cali Realty Corporation, and Mack-Cali Realty, L.P., in favor of RPIIA-Aggregator, L.L.C. and RPIIA-RLB, L.L.C. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.34

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

10.35

Form of Indemnity Agreement, by and among Rockpoint Growth and Income Real estate Fund II, L.P., Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Mack-Cali Property Trust, Roseland Residential Trust, and the Purchaser named therein. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.36#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan R. Batkin dated June 12, 2019. (filed as Exhibit 10.102 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.37#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Frederic Cumenal dated June 12, 2019. (filed as Exhibit 10.103 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.38#

Indemnification Agreement by and between Mack-Cali Realty Corporation and MaryAnne Gilmartin dated June 12, 2019. (filed as Exhibit 10.104 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.39#

Indemnification Agreement by and between Mack-Cali Realty Corporation and Nori Gerardo Lietz dated June 12, 2019. (filed as Exhibit 10.105 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.40

Second Amendment to the Contribution and Exchange Agreement dated as of August 1, 2019 by and among William L. Mack, David S. Mack, Earle I. Mack and Fredric Mack, Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. (filed as Exhibit 10.107 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.41

Letter Agreement, dated June 10, 2020, between Mack-Cali Realty Corporation and Bow Street LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2020 and incorporated herein by reference).

10.42#

Letter Agreement, by and among the Company, MAG Partners, and MaryAnne Gilmartin, dated as of July 24, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2020 and incorporated herein by reference).

10.43#

Stock Option Agreement, by and between the Company and MAG Partners, dated as of July 24, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 24, 2020 and incorporated herein by reference).

10.44#

Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Mack-Cali Realty Corporation and David Smetana (filed as Exhibit 10.117 to the Company’s Form 10-Q dated September 30, 2020 and incorporated herein by reference).

10.45#

Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Mack-Cali Realty Corporation and Ricardo Cardoso (filed as Exhibit 10.118 to the Company’s Form 10-Q dated September 30, 2020 and incorporated herein by reference).

10.46#

Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Mack-Cali Realty Corporation and Gary T. Wagner (filed as Exhibit 10.119 to the Company’s Form 10-Q dated September 30, 2020 and incorporated herein by reference).

10.47#

Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Mack-Cali Realty Corporation and Giovanni M. DeBari (filed as Exhibit 10.120 to the Company’s Form 10-Q dated September 30, 2020 and incorporated herein by reference).

10.48#

Extension Letter, by and among Mack-Cali Realty Corporation, MAG Partners 2.0 LLC, and MaryAnne Gilmartin, dated as of January 22, 2021 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2021 and incorporated herein by reference).

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

Mack-Cali Realty Corporation
(Registrant)

Date: February 25, 2021	By:	/s/ MaryAnne Gilmartin
MaryAnne Gilmartin
Interim Chief Executive Officer
(principal executive officer)

Date: February 25, 2021	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date: February 25, 2021	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)

	By:	Mack-Cali Realty Corporation
its General Partner

Date: February 25, 2021	By:	/s/ MaryAnne Gilmartin
MaryAnne Gilmartin
Interim Chief Executive Officer
(principal executive officer)

Date: February 25, 2021	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date: February 25, 2021	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MaryAnne Gilmartin	Chair of the Board and Interim Chief Executive Officer	February 25, 2021
MaryAnne Gilmartin	(principal executive officer)

/s/ David J. Smetana	Chief Financial Officer	February 25, 2021
David J. Smetana	(principal financial officer)

/s/ Giovanni M. DeBari	Chief Accounting Officer	February 25, 2021
Giovanni M. DeBari	(principal accounting officer)

/s/ Alan R. Batkin	Director	February 25, 2021
Alan R. Batkin

/s/ Michael Berman	Director	February 25, 2021
Michael Berman

/s/ Frederic Cumenal	Director	February 25, 2021
Frederic Cumenal

/s/ Tammy K. Jones	Director	February 25, 2021
Tammy K. Jones

/s/ A. Akiva Katz	Director	February 25, 2021
A. Akiva Katz

/s/ Nori Gerardo Lietz	Director	February 25, 2021
Nori Gerardo Lietz

/s/ Mahbod Nia	Director	February 25, 2021
Mahbod Nia

/s/ Howard S. Stern	Director	February 25, 2021
Howard S Stern