Form 10-Q
period 2021-03-31
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2021-05-06
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 4, 2021, there were 90,730,649 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of March 31, 2021, the General Partner owned an approximate 91.0 percent common unit interest in the Operating Partnership. The remaining approximate 9.0 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation’s and Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
ASSETS	2021	2020
Rental property
Land and leasehold interests	$639,636	$639,636
Buildings and improvements	3,804,162	3,743,831
Tenant improvements	164,448	171,623
Furniture, fixtures and equipment	85,612	83,553
	4,693,858	4,638,643
Less – accumulated depreciation and amortization	(668,452)	(656,331)
	4,025,406	3,982,312
Real estate held for sale, net	415,029	656,963
Net investment in rental property	4,440,435	4,639,275
Cash and cash equivalents	261,682	38,096
Restricted cash	18,836	14,207
Investments in unconsolidated joint ventures	159,971	162,382
Unbilled rents receivable, net	79,855	84,907
Deferred charges, goodwill and other assets, net	192,028	199,541
Accounts receivable	7,551	9,378

Total assets	$5,160,358	$5,147,786

LIABILITIES AND EQUITY
Senior unsecured notes, net	$572,945	$572,653
Unsecured revolving credit facility and term loans	-	25,000
Mortgages, loans payable and other obligations, net	2,249,019	2,204,144
Dividends and distributions payable	1,475	1,493
Accounts payable, accrued expenses and other liabilities	184,587	194,717
Rents received in advance and security deposits	31,810	34,101
Accrued interest payable	15,739	10,001
Total liabilities	3,055,575	3,042,109

Commitments and contingencies

Redeemable noncontrolling interests	515,267	513,297

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,729,703 and 90,712,417 shares outstanding	907	907
Additional paid-in capital	2,528,570	2,528,187
Dividends in excess of net earnings	(1,122,654)	(1,130,277)
Accumulated other comprehensive income (loss)	-	-
Total Mack-Cali Realty Corporation stockholders’ equity	1,406,823	1,398,817

Noncontrolling interests in subsidiaries:
Operating Partnership	139,246	148,791
Consolidated joint ventures	43,447	44,772
Total noncontrolling interests in subsidiaries	182,693	193,563

Total equity	1,589,516	1,592,380

Total liabilities and equity	$5,160,358	$5,147,786

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2021	2020
Revenue from leases	$65,771	$71,979
Real estate services	2,527	2,993
Parking income	3,086	5,265
Hotel income	1,053	1,625
Other income	3,656	1,742
Total revenues	76,093	83,604

EXPENSES
Real estate taxes	11,831	11,140
Utilities	4,092	3,853
Operating services	15,450	16,221
Real estate services expenses	3,318	3,722
General and administrative	13,989	15,818
Depreciation and amortization	28,173	33,895
Land and other impairments	413	5,263
Total expenses	77,266	89,912

OTHER (EXPENSE) INCOME
Interest expense	(17,610)	(20,918)
Interest and other investment income (loss)	17	32
Equity in earnings (loss) of unconsolidated joint ventures	(1,456)	(708)
Realized gains (losses) and unrealized gains (losses) on disposition of
rental property, net	-	(7,915)
Gain on disposition of developable land	-	4,813
Total other income (expense)	(19,049)	(24,696)
Income (loss) from continuing operations	(20,222)	(31,004)

Discontinued operations:
Income from discontinued operations	10,962	20,906
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	22,781	(27,746)
Total discontinued operations, net	33,743	(6,840)
Net income (loss)	13,521	(37,844)
Noncontrolling interests in consolidated joint ventures	1,335	176
Noncontrolling interests in Operating Partnership of income from
continuing operations	2,305	3,562
Noncontrolling interests in Operating Partnership in discontinued operations	(3,067)	653
Redeemable noncontrolling interests	(6,471)	(6,471)
Net income (loss) available to common shareholders	$7,623	$(39,924)

Basic earnings per common share:
Income (loss) from continuing operations	$(0.28)	$(0.40)
Discontinued operations	0.34	(0.07)
Net income (loss) available to common shareholders	$0.06	$(0.47)

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.28)	$(0.40)
Discontinued operations	0.34	(0.07)
Net income (loss) available to common shareholders	$0.06	$(0.47)

Basic weighted average shares outstanding	90,692	90,616

Diluted weighted average shares outstanding	99,760	100,183

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net income (loss)	$13,521	$(37,844)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	-	(16)
Comprehensive income (loss)	$13,521	$(37,860)
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	1,335	176
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(6,471)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	762	4,249
Comprehensive income (loss) attributable to common shareholders	$9,147	$(39,906)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended March 31, 2021	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2021	90,712	$907	$2,528,187	$(1,130,277)	$-	$193,563	$1,592,380
Net income (loss)	-	-	-	7,623	-	5,898	13,521
Common stock dividends	-	-	-	-	-	-	-
Common unit distributions	-	-	-	-	-	4	4
Redeemable noncontrolling interests	-	-	(1,791)	-	-	(6,650)	(8,441)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	10	10
Redemption of common units	-	-	-	-	-	(10,459)	(10,459)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	18	-	-	-	18
Directors' deferred compensation plan	-	-	72	-	-	-	72
Stock compensation	16	-	646	-	-	1,883	2,529
Cancellation of common stock	-	-	(118)	-	-	-	(118)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,556	-	-	(1,556)	-
Balance at March 31, 2021	90,729	$907	$2,528,570	$(1,122,654)	$-	$182,693	$1,589,516

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended March 31, 2020	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2020	90,595	$906	$2,535,440	$(1,042,629)	$(18)	$205,776	$1,699,475
Net income (loss)	-	-	-	(39,924)	-	2,080	(37,844)
Common stock dividends	-	-	-	(18,119)	-	-	(18,119)
Common unit distributions	-	-	-	-	-	(2,270)	(2,270)
Redeemable noncontrolling interests	-	-	(2,804)	-	-	(6,767)	(9,571)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	216	216
Redemption of common units	-	-	-	-	-	(2,141)	(2,141)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	19	-	-	-	19
Directors' deferred compensation plan	-	-	82	-	-	-	82
Stock compensation	-	-	430	-	-	2,100	2,530
Cancellation of unvested LTIP units	-	-	-	-	-	(201)	(201)
Other comprehensive income (loss)	-	-	-	-	18	(34)	(16)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	742	-	-	(742)	-
Balance at March 31, 2020	90,596	$906	$2,533,909	$(1,100,672)	$-	$198,017	$1,632,160

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net income (loss)	$13,521	$(37,844)
Net (income) loss from discontinued operations	(33,743)	6,840
Net income (loss) from continuing operations	(20,222)	(31,004)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	27,111	33,003
Amortization of directors deferred compensation stock units	72	82
Amortization of stock compensation	2,529	2,530
Amortization of deferred financing costs	907	1,024
Amortization of debt discount and mark-to-market	167	(237)
Equity in (earnings) loss of unconsolidated joint ventures	1,456	708
Distributions of cumulative earnings from unconsolidated joint ventures	114	815
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	-	7,915
Gain on disposition of developable land	-	(4,813)
Land and other impairments	413	5,263
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(964)	(1,357)
(Increase) decrease in deferred charges, goodwill and other assets	1,719	273
Decrease (increase) in accounts receivable, net	1,859	(1,673)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,760)	4,295
(Decrease) Increase in rents received in advance and security deposits	296	(5,132)
Increase in accrued interest payable	5,738	5,473
Net cash flows provided by operating activities - continuing operations	17,435	17,165
Net cash flows provided by operating activities - discontinued operations	8,719	26,498

Net cash provided by operating activities	$26,154	$43,663

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$-	$(16,019)
Rental property additions and improvements	(16,978)	(63,004)
Development of rental property and other related costs	(57,313)	(71,989)
Proceeds from the sales of rental property	-	6,939
Repayment of notes receivable	167	83
Investment in unconsolidated joint ventures	(509)	(125)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,407	4,396
Net cash used in investing activities - continuing operations	(73,226)	(139,719)
Net cash provided by investing activities - discontinued operations	263,196	56,621

Net cash provided by (used in) investing activities	$189,970	$(83,098)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$8,000	$69,000
Repayment of revolving credit facility	(33,000)	(121,000)
Proceeds from mortgages and loans payable	44,150	120,658
Repayment of mortgages, loans payable and other obligations	(134)	(140)
Common unit redemptions	-	(2,141)
Payment of financing costs	(450)	(656)
(Contributions) distributions to noncontrolling interests	10	216
Distributions to redeemable noncontrolling interests	(6,471)	(6,471)
Payment of common dividends and distributions	(13)	(20,072)

Net cash provided by financing activities	$12,092	$39,394

Net increase (decrease) in cash and cash equivalents	$228,216	$(41)
Cash, cash equivalents and restricted cash, beginning of period (1)	52,302	41,168

Cash, cash equivalents and restricted cash, end of period (2)	$280,518	$41,127

(1)Includes Restricted Cash of $14,207 and $15,577 as of December 31, 2020 and 2019, respectively.

(2)Includes Restricted Cash of $18,836 and $15,863 as of March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	March 31,	December 31,
ASSETS	2021	2020
Rental property
Land and leasehold interests	$639,636	$639,636
Buildings and improvements	3,804,162	3,743,831
Tenant improvements	164,448	171,623
Furniture, fixtures and equipment	85,612	83,553
	4,693,858	4,638,643
Less – accumulated depreciation and amortization	(668,452)	(656,331)
	4,025,406	3,982,312
Real estate held for sale, net	415,029	656,963
Net investment in rental property	4,440,435	4,639,275
Cash and cash equivalents	261,682	38,096
Restricted cash	18,836	14,207
Investments in unconsolidated joint ventures	159,971	162,382
Unbilled rents receivable, net	79,855	84,907
Deferred charges, goodwill and other assets, net	192,028	199,541
Accounts receivable	7,551	9,378

Total assets	$5,160,358	$5,147,786

LIABILITIES AND EQUITY
Senior unsecured notes, net	$572,945	$572,653
Unsecured revolving credit facility and term loans	-	25,000
Mortgages, loans payable and other obligations, net	2,249,019	2,204,144
Distributions payable	1,475	1,493
Accounts payable, accrued expenses and other liabilities	184,587	194,717
Rents received in advance and security deposits	31,810	34,101
Accrued interest payable	15,739	10,001
Total liabilities	3,055,575	3,042,109

Commitments and contingencies

Redeemable noncontrolling interests	515,267	513,297

Partners’ Capital:
General Partner, 90,729,703 and 90,712,417 common units outstanding	1,336,498	1,330,048
Limited partners, 8,980,338 and 9,649,031 common units/LTIPs outstanding	209,571	217,560
Total Mack-Cali Realty, L.P. partners’ capital	1,546,069	1,547,608

Noncontrolling interests in consolidated joint ventures	43,447	44,772

Total equity	1,589,516	1,592,380

Total liabilities and equity	$5,160,358	$5,147,786

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2021	2020
Revenue from leases	$65,771	$71,979
Real estate services	2,527	2,993
Parking income	3,086	5,265
Hotel income	1,053	1,625
Other income	3,656	1,742
Total revenues	76,093	83,604

EXPENSES
Real estate taxes	11,831	11,140
Utilities	4,092	3,853
Operating services	15,450	16,221
Real estate services expenses	3,318	3,722
General and administrative	13,989	15,818
Depreciation and amortization	28,173	33,895
Land and other impairments	413	5,263
Total expenses	77,266	89,912

OTHER (EXPENSE) INCOME
Interest expense	(17,610)	(20,918)
Interest and other investment income (loss)	17	32
Equity in earnings (loss) of unconsolidated joint ventures	(1,456)	(708)
Realized gains (losses) and unrealized gains (losses) on disposition of
rental property, net	-	(7,915)
Gain on disposition of developable land	-	4,813
Total other income (expense)	(19,049)	(24,696)
Income (loss) from continuing operations	(20,222)	(31,004)

Discontinued operations:
Income from discontinued operations	10,962	20,906
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	22,781	(27,746)
Total discontinued operations, net	33,743	(6,840)
Net income (loss)	13,521	(37,844)
Noncontrolling interests in consolidated joint ventures	1,335	176
Redeemable noncontrolling interests	(6,471)	(6,471)
Net income (loss) available to common unitholders	$8,385	$(44,139)

Basic earnings per common unit:
Income (loss) from continuing operations	$(0.28)	$(0.40)
Discontinued operations	0.34	(0.07)
Net income (loss) available to common unitholders	$0.06	$(0.47)

Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.28)	$(0.40)
Discontinued operations	0.34	(0.07)
Net income (loss) available to common unitholders	$0.06	$(0.47)

Basic weighted average units outstanding	99,760	100,183

Diluted weighted average units outstanding	99,760	100,183

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net income (loss)	$13,521	$(37,844)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	-	(16)
Comprehensive income (loss)	$13,521	$(37,860)
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	1,335	176
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(6,471)
Comprehensive income (loss) attributable to common unitholders	$8,385	$(44,155)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended March 31, 2021	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2021	90,712	9,649	$1,330,048	$217,560	$-	$44,772	$1,592,380
Net income (loss)	-	-	7,623	762	-	5,136	13,521
Distributions	-	-	-	4	-	-	4
Redeemable noncontrolling interests	-	-	(1,791)	(179)	-	(6,471)	(8,441)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	10	10
Vested LTIP units	-	9	-	-	-	-	-
Redemption of limited partner common units	-	(678)	-	(10,459)	-	-	(10,459)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	18	-	-	-	18
Directors' deferred compensation plan	-	-	72	-	-	-	72
Stock compensation	16	-	646	1,883	-	-	2,529
Cancellation of common stock	-	0	(118)	-	-	-	(118)
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Balance at March 31, 2021	90,729	8,980	$1,336,498	$209,571	$-	$43,447	$1,589,516

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended March 31, 2020	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2020	90,595	9,612	$1,427,568	$224,629	$(18)	$47,296	$1,699,475
Net income (loss)	-	-	(39,924)	(4,215)	-	6,295	(37,844)
Distributions	-	-	(18,119)	(2,270)	-	-	(20,389)
Redeemable noncontrolling interests	-	-	(2,804)	(296)	-	(6,471)	(9,571)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	216	216
Vested LTIP units	-	4	-	-	-	-	-
Redemption of limited partners common units	-	(98)	-	(2,141)	-	-	(2,141)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	19	-	-	-	19
Directors' deferred compensation plan	-	-	82	-	-	-	82
Other comprehensive income (loss)	-	-	-	(34)	18	-	(16)
Stock compensation	-	-	430	2,100	-	-	2,530
Cancellation of unvested LTIP units	-	-	-	(201)	-	-	(201)
Balance at March 31, 2020	90,596	9,518	$1,367,252	$217,572	$0	$47,336	$1,632,160

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net income (loss)	$13,521	$(37,844)
Net (income) loss from discontinued operations	(33,743)	6,840
Net income (loss) from continuing operations	(20,222)	(31,004)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	27,111	33,003
Amortization of directors deferred compensation stock units	72	82
Amortization of stock compensation	2,529	2,530
Amortization of deferred financing costs	907	1,024
Amortization of debt discount and mark-to-market	167	(237)
Equity in (earnings) loss of unconsolidated joint ventures	1,456	708
Distributions of cumulative earnings from unconsolidated joint ventures	114	815
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	-	7,915
Gain on disposition of developable land	-	(4,813)
Land and other impairments	413	5,263
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(964)	(1,357)
(Increase) decrease in deferred charges, goodwill and other assets	1,719	273
Decrease (increase) in accounts receivable, net	1,859	(1,673)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,760)	4,295
(Decrease) Increase in rents received in advance and security deposits	296	(5,132)
Increase in accrued interest payable	5,738	5,473
Net cash flows provided by operating activities - continuing operations	17,435	17,165
Net cash flows provided by operating activities - discontinued operations	8,719	26,498

Net cash provided by operating activities	$26,154	$43,663

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$-	$(16,019)
Rental property additions and improvements	(16,978)	(63,004)
Development of rental property and other related costs	(57,313)	(71,989)
Proceeds from the sales of rental property	-	6,939
Repayment of notes receivable	167	83
Investment in unconsolidated joint ventures	(509)	(125)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,407	4,396
Net cash used in investing activities - continuing operations	(73,226)	(139,719)
Net cash provided by investing activities - discontinued operations	263,196	56,621

Net cash provided by (used in) investing activities	$189,970	$(83,098)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$8,000	$69,000
Repayment of revolving credit facility	(33,000)	(121,000)
Proceeds from mortgages and loans payable	44,150	120,658
Repayment of mortgages, loans payable and other obligations	(134)	(140)
Common unit redemptions	-	(2,141)
Payment of financing costs	(450)	(656)
(Contributions) distributions to noncontrolling interests	10	216
Distributions to redeemable noncontrolling interests	(6,471)	(6,471)
Payment of distributions	(13)	(20,072)

Net cash provided by financing activities	$12,092	$39,394

Net increase (decrease) in cash and cash equivalents	$228,216	$(41)
Cash, cash equivalents and restricted cash, beginning of period (1)	52,302	41,168

Cash, cash equivalents and restricted cash, end of period (2)	$280,518	$41,127

(1)Includes Restricted Cash of $14,207 and $15,577 as of December 31, 2020 and 2019, respectively.

(2)Includes Restricted Cash of $18,836 and $15,863 as of March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.0 and 90.4 percent common unit interest in the Operating Partnership as of March 31, 2021 and December 31, 2020, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of March 31, 2021, the Company owned or had interests in 49 real estate properties (the “Properties”). The Properties are comprised of 20 office buildings totaling approximately 7.1 million square feet and leased to approximately 150 tenants (which include two buildings, aggregating approximately 0.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 20 multi-family properties, totaling 6,018 apartment units (which include six properties aggregating 1,786 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 108,000 square feet (which include a building aggregating 51,000 square feet owned by unconsolidated joint ventures in which the Company has investment interests), three hotels containing 723 rooms (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to third parties. The Properties are located in three states in the Northeast, plus the District of Columbia.

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a property not qualified to be classified as held for sale) are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

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

As of March 31, 2021 and December 31, 2020, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 15: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $483.7 million and $486.1 million, respectively, other assets of $4 million and $4.5 million, respectively, mortgages of $285.3 million and $284.8 million, respectively, and other liabilities of $20.8 million and $21 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2020, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.6 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of March 31, 2021 and December 31, 2020 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	March 31,	December 31,
	2021	2020
Land held for development (including pre-development costs, if any) (a)(c)	$360,930	$364,946
Development and construction in progress, including land (b)	766,978	733,560
Total	$1,127,908	$1,098,506

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $160.3 million and $160.3 million as of March 31, 2021 and December 31, 2020, respectively.

(b)Includes land of $74.4 million and $74.9 million as of March 31, 2021 and December 31, 2020, respectively.

(c)Includes $27.9 million of land and $6.5 million of building and improvements pertaining to assets held for sale at March 31, 2021.

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

Dividends and Distributions Payable

On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020.   As the Company’s management estimated that as of September 2020 it had satisfied its dividends obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. On March 19, 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s projected 2021 taxable income estimates. The Company believes that with this suspension, it will still satisfy its dividends obligation as a REIT on taxable income estimated for 2021.

The dividends and distributions payable at March 31, 2021 and December 31, 2020 represent amounts payable on unvested LTIP units.

Impact of Recently-Issued Accounting Standards

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

3.    RECENT TRANSACTIONS

Properties Commencing Initial Operations

The following property commenced initial operations during the three months ended March 31, 2021 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/21	The Upton	Short Hills, NJ	Multi-Family	193	$97,700
Totals				193	$97,700

(a)As of March 31, 2021, 42 apartment units are currently available for occupancy. The development costs included approximately $2.9 million in land costs. The Company anticipates additional costs of $1.7 million which will be funded from a construction loan.

Additionally, a land lease located in Parsippany, New Jersey, with two restaurant tenants, also commenced initial operations during the three months ended March 31, 2021. Development costs incurred amounted to $5.1 million.

Real Estate Held for Sale/Discontinued Operations/Dispositions

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet, which excludes the Company’s office properties in Jersey City and Hoboken, New Jersey, (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a property not qualified to be classified as held for sale) are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

In late 2019 through March 31, 2021, the Company completed the sale of 25 of these suburban office properties, totaling 4.3 million square feet, for net sales proceeds of $659.4 million.  As of March 31, 2021, the Company has identified as held for sale the remaining 11 office properties (comprised of four identified disposal groups) in the Suburban Office Portfolio, totaling two million square feet (all of which the Company currently has under contract for sale for aggregate gross sales proceeds of approximately $391.4 million).

The Company plans to complete the sale of substantially all of its remaining Suburban Office Portfolio properties during the remainder of 2021, and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount may be impacted by the ongoing coronavirus pandemic (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist primarily of its Jersey City and Hoboken, New Jersey waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

Additionally, the Company also identified a retail pad leased to others and several developable land parcels as held for sale as of March 31, 2021. The held for sale properties are located in Parsippany, Madison, Short Hills and Red Bank, New Jersey. As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of one of the remaining held for sale properties and a land parcel held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three months ended March 31, 2021, recognized an unrealized held for sale loss allowance of $1.2 million (which is included in discontinued operations), for the property and land impairments of $0.4 million.

In April 2021, the Company completed the sale of a four-property office park in Short Hills, New Jersey which were held for sale in an identified disposal group, for gross proceeds of $255 million. The transaction produced approximately $100 million of net proceeds to the Company, after retirement of the existing $124.5 million financing and related transaction costs, which is expected to be used to pay down the Company’s unsecured corporate debt during the second quarter of 2021. The Company paid approximately $22 million at closing to defease the mortgage loan encumbering the properties, which will be expensed during the second quarter of 2021. See Note 10: Mortgages, loans payable and other obligations. As a result of a change in the estimated selling costs for this disposition, which was completed in April 2021, the Company recognized an unrealized gain of $2.2 million during the three months ended March 31, 2021 (partially reversing an unrealized held for sale loss allowance recognized in 2020).

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban	Other
	Office	Assets
	Portfolio (a)	Held for Sale	Total
Land	$53,539	$76,396	$129,935
Building & Other	480,804	42,138	522,942
Less: Accumulated depreciation	(112,789)	(7,991)	(120,780)
Less: Cumulative unrealized losses on property held for sale	(76,337)	(40,731)	(117,068)
Real estate held for sale, net	$345,217	$69,812	$415,029

	Suburban	Other
	Office	Assets
Other assets and liabilities	Portfolio (a)	Held for Sale	Total
Unbilled rents receivable, net (b)	$11,200	$2,156	$13,356
Deferred charges, net (b)	8,675	651	9,326
Total intangibles, net (b)	17,464	-	17,464
Total deferred charges & other assets, net	27,204	683	27,887
Mortgages & loans payable, net (b)	123,797	-	123,797
Total below market liability (b)	2,898	-	2,898
Accounts payable, accrued exp & other liability	11,642	136	11,778
Unearned rents/deferred rental income (b)	5,835	215	6,050

(a) Classified as discontinued operations at March 31, 2021 for all periods presented. See Note 7: Discontinued Operations.
(b) Expected to be removed with the completion of the sales.

The Company disposed of the following rental properties during the three months ended March 31, 2021 (dollars in thousands):

									Discontinued
									Operations:
									Realized
									Gains
				Rentable		Net		Net	(losses)/
Disposition			# of	Square	Property	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Type	Proceeds		Value	Losses, net
01/13/21	100 Overlook Center	Princeton, New Jersey	1	149,600	Office	$34,724	(a)	$26,488	$8,236
03/25/21	Metropark portfolio	Edison and Iselin, New Jersey	4	926,656	Office	247,351		233,826	13,525
Sub-total			5	1,076,256		282,075		260,314	21,761

Unrealized gains(losses) on real estate held for sale									1,020
Totals			5	1,076,256		$282,075		$260,314	$22,781

(a)

As part of the consideration from the buyer, 678,302 Common Units were redeemed by the Company at book value of $10.5 million, which was a non-cash portion of this sales transaction. The balance of the proceeds was received in cash and used to repay the Company's borrowings on its unsecured revolving credit facility. See Note 17: Noncontrolling Interests in Subsidiaries - Noncontrolling Interests in Operating Partnership.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2021, the Company had an aggregate investment of approximately $160.0 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties. As of March 31, 2021, the unconsolidated joint ventures owned: two office properties aggregating approximately 0.2 million square feet, six multi-family properties totaling 1,786 apartment units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel, a development project for up to approximately 360 apartment units, which commenced initial operation in March 2021; and interests and/or rights to developable land parcels able to accommodate up to 1,621 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of March 31, 2021, such debt had a total borrowing capacity of up to $304.0 million of which the Company agreed to guarantee up to $33.2 million. As of March 31, 2021, the outstanding balance of such debt totaled $278.1 million of which $30.6 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.3 million and $0.6 million for such services in the three months ended March 31, 2021 and 2020, respectively. The Company had $0.2 million and $0.3 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2021 and December 31, 2020, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of March 31, 2021 are three unconsolidated development joint ventures, two of which are operating properties and one development project, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs. The Company’s aggregate investment in these VIEs was approximately $108 million as of March 31, 2021. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $142 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $33.9 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of March 31, 2021 and December 31, 2020 (dollars in thousands):

							Property Debt
	Number of		Company's	Carrying Value			As of March 31, 2021
	Apartment Units		Effective	March 31,	December 31,			Maturity	Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2021	2020		Balance	Date	Rate
Multi-family
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$3,116	$3,347		$60,767	(d)	(d)
RiverTrace at Port Imperial	316	units	22.50%	6,472	6,667		82,000	11/10/26	3.21%
PI North - Riverwalk C (e)	360	units	40.00%	37,201	36,992		86,116	12/06/21	L+2.75%
Riverpark at Harrison	141	units	45.00%	604	681		30,192	07/01/35	3.19%
Station House	378	units	50.00%	33,962	34,026		94,693	07/01/33	4.82%
Urby at Harborside (f)	762	units	85.00%	70,817	72,752		192,000	08/01/29	5.197%
PI North - Land (b) (g)	771	potential units	20.00%	1,678	1,678		-	-	-
Liberty Landing	850	potential units	50.00%	337	337		-	-	-
Office
12 Vreeland Road (h)	139,750	sf	50.00%	1,811	1,811	(h)	4,154	07/01/23	2.87%
Offices at Crystal Lake	106,345	sf	31.25%	3,626	3,744		2,328	11/01/23	4.76%
Other
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	-	-		100,000	10/01/26	3.668%
Other (i)				347	347		-	-	-
Totals:				$159,971	$162,382		$652,250

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)

Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $36,500, bears interest at LIBOR +2.85 percent, matures in October 2023; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +1.5 percent and matures in October 2021; (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $18,200, which bears interest at LIBOR +1.5 percent and matures in January 2023.

(e)	The venture has a construction loan with a maximum borrowing amount of $112,000, of which the Company has guaranteed 10 percent of the principal outstanding.
(f)

The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company has guaranteed $22 million of the principal outstanding debt.

(g)	The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 771 apartment units.
(h)

Starting in December 2019, the Company evaluated the recoverability of the carrying value of certain investments in unconsolidated joint venture, being considered for sale in the short or medium term. The Company determined that due to tenant turnover, lease-up assumptions, along with the Company's plans to exit its investment, it was necessary to reduce the carrying value of the investment to its estimated fair value. Accordingly, the Company recorded an impairment charge of $2.6 million at December 31, 2020. On April 29, 2021, the Company sold its interest in the joint venture for a gross sales price of approximately $2 million.

(i)

The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,
Entity / Property Name	2021	2020
Multi-family
Metropolitan and Lofts at 40 Park	$(231)	$(140)
RiverTrace at Port Imperial	(5)	98
Crystal House (c)	-	(159)
Riverpark at Harrison	(50)	(58)
Station House	(364)	(467)
Urby at Harborside	(745)	17
PI North - Land	(57)	(119)
Office
12 Vreeland Road	-	111
Offices at Crystal Lake	(118)	20
Other
Riverwalk Retail (b)	-	(11)
Other	114	-

Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$(1,456)	$(708)

(a)	Amounts are net of amortization of basis differences of $143 and $152 for the three months ended March 31, 2021 and 2020, respectively.
(b)	On March 12, 2020, the Company acquired its equity partner's 80 percent interest and increased ownership to 100 percent.
(c)

On December 31, 2020, the Crystal House Apartment Investors LLC, an unconsolidated joint venture property sold its sole apartment property. The Company realized its share of the gain on the property sale from the unconsolidated joint venture of $35.1 million.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	March 31,	December 31,
(dollars in thousands)	2021	2020
Deferred leasing costs	$101,072	$112,421
Deferred financing costs - unsecured revolving credit facility (a)	6,009	5,559
	107,081	117,980
Accumulated amortization	(47,425)	(52,428)
Deferred charges, net	59,656	65,552
Notes receivable (b)	11,000	1,167
In-place lease values, related intangibles and other assets, net	62,261	71,608
Goodwill (c)	2,945	2,945
Right of use assets (d)	22,298	22,298
Prepaid expenses and other assets, net	33,868	35,971

Total deferred charges, goodwill and other assets, net (e)	$192,028	$199,541

(a)Deferred financing costs related to all other debt liabilities (other than for the unsecured revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of March 31, 2021 and December 31, 2020, respectively, an interest-free note receivable with a net present value of $1.0 million and $1.2 million which matures in April 2023. Also includes $10 million as of March 31, 2021 of seller-financing provided by the Company to the buyers of the Metropark portfolio. The receivable is secured against available cash of one of the properties disposed of and earns an annual return of four percent for 90 days after the disposition, with the interest rate increasing to 15 percent thereafter. The Company believes these balances are fully collectible.

(c)All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(d)This amount has a corresponding liability of $23.6 million, which is included in Accounts payable, accrued expense and other liabilities. See Note 13: Commitments and Contingencies – Ground Lease agreements for further details.

(e)Includes as of March 31, 2021 and December 31, 2020, $27.2 million and $42.5 million, respectively, for properties classified as discontinued operations.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of March 31, 2021 and December 31, 2020, the Company did not have any outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk.

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

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the three months ending March 31, 2021 and 2020 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative and Reclassification for Forecasted Transactions No Longer Probable of Occurring)		Total Amount of Interest Expense presented in the consolidated statements
Three months ended March 31,	2021	2020		2021	2020		2021	2020	2021	2020

Interest rate swaps	$-	$-	Interest expense	$-	$16	Interest and other investment income (loss)	$-	$-	$(17,610)	$(20,918)

Credit-risk-related Contingent Features

The Company had agreements with each of its derivative counterparties that contained a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness was accelerated by the lender due to the Company's default on the indebtedness. As of March 31, 2021, the Company did not have any outstanding derivatives.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, leasing costs and property expenses established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	March 31,	December 31,
	2021	2020
Security deposits	$5,733	$5,289
Escrow and other reserve funds	13,103	8,918

Total restricted cash	$18,836	$14,207

7.      DISCONTINUED OPERATIONS

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire Suburban Office Portfolio totaling approximately 6.6 million square feet.  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a property not qualified to be classified as held for sale) are being classified as discontinued operations for all periods presented herein.

In late 2019 through March 31, 2021, the Company completed the sale of 25 of these suburban office properties, totaling 4.3 million square feet, for net sales proceeds of $659.4 million.  As of March 31, 2021, the Company has identified as held for sale the remaining 11 office properties (comprised of four disposal groups) in the Suburban Office Portfolio, totaling two million square feet (all of which the Company currently has under contract for sale for aggregate gross sales proceeds of approximately $391.4 million).

The Company plans to complete the sale of substantially all of its remaining Suburban Office Portfolio properties during the remainder of 2021, and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist primarily of its Jersey City and Hoboken, New Jersey waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of one of the remaining held for sale properties was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized held for sale loss allowance of $1.2 million during the three months ended March 31, 2021.

In April 2021, the Company completed the sale of a four-property office park in Short Hills, New Jersey, which were held for sale in an identified disposal group, for gross proceeds of $255 million. As a result of a change in the estimated selling costs for this disposition, which was completed in April 2021, the Company recognized an unrealized gain of $2.2 million during the three months ended March 31, 2021 (partially reversing an unrealized held for sale loss allowance recognized in 2020).

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenues	$21,637	$40,062
Operating and other expenses	(8,723)	(16,496)
Depreciation and amortization	(659)	(1,354)
Interest expense	(1,293)	(1,306)

Income from discontinued operations	10,962	20,906

Unrealized gains (losses) on disposition of rental property (a)	1,020	(45,068)
Realized gains (losses) on disposition of rental property (b)	21,761	17,322
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	22,781	(27,746)

Total discontinued operations, net	$33,743	$(6,840)

(a)Represents valuation allowances, including reversals, and impairment charges on properties classified as discontinued operations in 2020.

(b)See Note 3: Real Estate Transactions – Dispositions for further information regarding properties sold and related gains (losses).

8.     SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2021 and December 31, 2020 is as follows (dollars in thousands):

	March 31,	December 31,	Effective
	2021	2020	Rate (1)
4.500% Senior Unsecured Notes, due April 18, 2022 (2)	$300,000	$300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023 (2)	275,000	275,000	3.517%
Principal balance outstanding	575,000	575,000
Adjustment for unamortized debt discount	(1,337)	(1,504)
Unamortized deferred financing costs	(718)	(843)

Total senior unsecured notes, net	$572,945	$572,653

(1)Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

(2)On May 6, 2021, the Company retired these notes earlier than their maturity, using net sales proceeds from office property sales currently under contract and having been completed subsequent to March 31, 2021, and borrowings under its newly-signed credit facility and term loan.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets. The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of March 31, 2021.

On May 6, 2021, the Company delivered to the trustee under the indenture relating to its senior unsecured notes notices of redemption of both series of outstanding senior unsecured notes and deposited the full amount of the redemption payment through the June 6, 2021 redemption date with the trustee, thereby satisfying and discharging all of the senior unsecured notes as of May 6, 2021. In conjunction with the notes being discharged, the Company paid a make-whole premium of approximately $20 million to redeem these notes, which will be expensed during the second quarter of 2021.

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

The terms of the 2017 Credit Facility include: (1) a four year term ending in January 2021, with two six month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below), of which $10.6 million of letters of credit had been issued as of March 31, 2021; (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P, or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio. The Company’s unsecured debt is currently rated B1 by Moody’s and B+ by S&P. In January 2021, the Company elected to exercise the first option to extend the 2017 Credit Facility maturity date for a period of six months. Accordingly, the term of the 2017 Credit Facility was extended to July 2021, with the Company’s payment of the 7.5 basis point extension fee.

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

During the year ended December 31, 2019, the Company prepaid the 2017 Term Loan (using a portion of the proceeds from a new mortgage loan collateralized by an office building located at 111 River Street and using borrowings under the Company’s unsecured revolving credit facility) and recorded a net loss of $173,000 from extinguishment of debt, as a result of a gain of $80,000 due to the early termination of part of the interest rate swap arrangements and the write off of unamortized deferred financing costs and fees amounting to $253,000 as a result of the debt prepayment.

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

The 2017 Credit Agreement, which applies to both the 2017 Credit Facility and 2017 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the 2017 Credit Agreement (described below), or (ii) the property dispositions are completed while the Company is under an event of default under the 2017 Credit Agreement, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  The 2017 Credit Agreement contains “change of control” and other covenants that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2017 Credit Facility. These change of control provisions, which have been included as an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board Directors nor appointed by a majority of directors nominated by the Board of Directors. Furthermore, the agreements governing the Company's Senior Unsecured Notes include cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the Notes if the change of control or other covenants under the 2017 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2017 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. In addition, construction loans secured by two multi-family residential property development projects contain cross-acceleration provisions similar to those in the agreements governing the Notes for defaults by the Company.  If these change of control or other covenants were triggered and an event of default was declared under the 2017 Credit Facility, the Company could seek a forbearance, waiver or amendment of the change of control or other covenants from the lenders, as applicable, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2017 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

On May 6, 2021, the Company entered into a revolving credit and term loan agreement (“2021 Credit Agreement”) with a group of seven lenders that provides for a $250 million senior secured revolving credit facility (the “2021 Credit Facility") and a $150 million senior secured term loan facility (the “2021 Term Loan”), and delivered written notice to the administrative agent to terminate the 2017 Credit Agreement, which termination shall become effective on May 13, 2021.

The terms of the 2021 Credit Facility include: (1) a three year term ending in May 2024; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $250 million (subject to increase as discussed below), with a sublimit under the 2021 Credit Facility for the issuance of letters of credit in an amount not to exceed $50 million; and (3) a first priority lien in unencumbered properties of the Company with an appraised value greater than or equal to $800 million which must include the Company’s Harborside 2/3 and Harborside 5 properties; and (4) a facility fee payable quarterly equal to 35 basis points if usage of the 2021 Credit Facility is less than or equal to 50%, and 25 basis points if usage of the 2021 Credit Facility is greater than 50%.

The terms of the 2021 Term Loan include: (1) an eighteen month term ending in November 2022; (2) a single draw of the term loan commitments up to an aggregate principal amount of $150 million; and (3) a first priority lien in unencumbered properties of the Company with an appraised value greater than or equal to $800 million which must include the Company’s Harborside 2/3 and Harborside 5 properties.

Interest on borrowings under the 2021 Credit Facility and 2021 Term Loan shall be based on applicable base rate (the “Base Rate”) plus a margin ranging from 125 basis points to 275 basis points depending on the Base Rate elected, currently 0.12%. The Base Rate shall be either (A) the highest of (i) the Wall Street Journal prime rate, (ii) the greater of the then effective (x) Federal Funds Effective Rate, or (y) Overnight Bank Funding Rate plus 50 basis points, and (iii) a LIBO Rate, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Adjusted LIBO Rate”) and calculated for a one-month interest period, plus 100 basis points (such highest amount being the “ABR Rate”), or (B) the Adjusted LIBO Rate for the applicable interest period; provided, however, that the ABR Rate shall not be less than 1% and the Adjusted LIBO Rate shall not be less than zero.

The 2021 Credit Agreement, which applies to both the 2021 Credit Facility and 2021 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios relating to the minimum collateral pool value ($800 million), maximum collateral pool leverage ratio (40 percent), minimum number of collateral pool properties (two), the maximum total leverage ratio (65 percent), the minimum debt service coverage ratio (1.10 times until May 6, 2022, 1.20 times from May 7, 2022 through May 6, 2023, and 1.40 times thereafter), and the minimum tangible net worth ratio (80% of tangible net worth as of December 31, 2020 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership).

The 2021 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2021 Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board of Directors, nor appointed by the Board of Directors. Furthermore, construction loans secured by two multi-family residential property development projects contain cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the construction loans if the change of control provisions under the 2021 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2021 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. If these change of control provisions were triggered, the Company could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2021 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

On May 6, 2021, the Company drew the full $150 million available under the 2021 Term Loan and borrowed $145 million from the 2021 Credit Facility to retire the Company’s Senior Unsecured Notes.

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

As of March 31, 2021 the Company had no borrowings under its unsecured revolving credit facility, and as of December 31, 2020, the Company’s borrowings under its unsecured credit facility totaled $25 million.

10.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of March 31, 2021, 19 of the Company’s properties, with a total carrying value of approximately $2.9 billion and three of the Company’s land and development projects, with a total carrying value of approximately $634 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants requirements under its mortgages and loans payable as of March 31, 2021.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2021 and December 31, 2020 is as follows (dollars in thousands):

		Effective	March 31,	December 31,
Property/Project Name	Lender	Rate (a)	2021	2020	Maturity
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.56%	$3,848	$3,866	12/01/21
Port Imperial 4/5 Hotel (b)	Fifth Third Bank	LIBOR+3.40%	94,000	94,000	04/09/22
Port Imperial South 9 (c)	Bank of New York Mellon	LIBOR+2.13%	60,253	46,357	12/19/22
Portside 7	CBRE Capital Markets/FreddieMac	3.57%	58,998	58,998	08/01/23
Short Hills Residential (d)	People's United Bank	LIBOR+2.15%	50,395	42,459	03/26/23
250 Johnson	Nationwide Life Insurance Company	3.74%	43,000	43,000	08/01/24
Liberty Towers (e)	American General Life Insurance Company	3.37%	265,000	265,000	10/01/24
The Charlotte (f)	QuadReal Finance	LIBOR+2.70%	183,863	161,544	12/01/24
Portside 5/6 (g)	New York Life Insurance Company	4.56%	97,000	97,000	03/10/26
Marbella (BLVD 425)	New York Life Insurance Company	4.17%	131,000	131,000	08/10/26
Marbella II (BLVD 401)	New York Life Insurance Company	4.29%	117,000	117,000	08/10/26
101 Hudson	Wells Fargo CMBS	3.20%	250,000	250,000	10/11/26
Worcester	MUFG Union Bank	LIBOR+1.84%	63,000	63,000	12/10/26
Short Hills Portfolio (h)	Wells Fargo CMBS	4.15%	124,500	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC	4.48%	41,000	41,000	08/05/27
Monaco (BLVD 495 N/S) (l)	The Northwestern Mutual Life Insurance Co.	2.91%	165,000	165,000	11/10/27
Port Imperial South 11	The Northwestern Mutual Life Insurance Co.	4.52%	100,000	100,000	01/10/29
Soho Lofts (i)	New York Community Bank	3.77%	160,000	160,000	07/01/29
111 River St.	Athene Annuity and Life Company	3.90%	150,000	150,000	09/01/29
Port Imperial South 4/5 Garage (j)	American General Life & A/G PC	4.85%	33,023	33,138	12/01/29
Emery at Overlook Ridge (k)	New York Community Bank	3.21%	72,000	72,000	01/01/31

Principal balance outstanding			2,262,880	2,218,862
Unamortized deferred financing costs			(13,861)	(14,718)

Total mortgages, loans payable and other obligations, net			$2,249,019	$2,204,144

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)

The loan required an initial debt service coverage test for quarter ended September 30, 2020. Subsequent to September 30, 2020, the Company executed an agreement moving the initial debt service coverage test to March 31, 2021. On April 29, 2021, the Company executed a letter agreement with the Lender waiving the debt service coverage compliance requirement for up to a 30-day period. During that time period, the Company anticipates negotiating a loan amendment with the lender to modify the debt service coverage test and extend its maturity date, amongst other terms. The Company has guaranteed $19.5 million of the outstanding principal, subject to certain conditions, which it would be required to repay if the loan is not amended during the 30-day waiver period discussed above.

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
(h)

Properties, which are collateral for this mortgage loan, are classified as held for sale as of March 31, 2021. This mortgage loan does not permit early pre-payment. In April 2021, as a result of the disposal of the properties, which are collateral for this loan, the Company paid approximately $22 million at closing to defease this loan, which will be expensed in the second quarter 2021.

(i)	Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.
(j)

The loan was modified to defer interest and principal payments for a six month period ending December 31, 2020. As of March 31, 2021, deferred interest of $0.8 million has been added to the principal balance.

(k)

In December 2020, the Company obtained a new $72 million mortgage loan collateralized by the Emery that matures on January 1, 2031 and received net loan proceeds of $10.4 million after repaying its construction loan.

(l)

In November 2020, the Company modified this mortgage loan, extending the maturity date from February 2021 to November 2027. As of March 31, 2021 the Company has an outstanding guaranty of $12 million subject to adjustment based on property occupancy levels.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the three months ended March 31, 2021 and 2020 was $18,087,000 and $20,990,000 (of which $1,264,000 and $1,278,000 pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the three months ended March 31, 2021 and 2020 was $8,583,000 and $5,856,000, respectively (which amounts included $338,000 and $346,000 for the three months ended March 31, 2021 and 2020, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of March 31, 2021, the Company’s total indebtedness of $2,821,964,000 (weighted average interest rate of 3.77 percent) was comprised of $447,032,000 of variable rate mortgage debt (weighted average rate of 3.47 percent) and fixed rate debt and other obligations of $2,374,932,000 (weighted average rate of 3.83 percent).

As of December 31, 2020, the Company’s total indebtedness of $2,801,797,000 (weighted average interest rate of 3.76 percent) was comprised of $427,419,000 of unsecured revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt and other obligations of $2,374,378,000 (weighted average rate of 3.83 percent).

11.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2021 and 2020 was $180,000 and $256,000, respectively.

12.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2021 and December 31, 2020. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2021 and December 31, 2020.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,844,003,000 and $2,879,002,000 as compared to the book value of approximately $2,821,964,000 and $2,801,797,000 as of March 31, 2021 and December 31, 2020, respectively. The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The fair value measurements used in the evaluation of the Company’s rental properties for impairment analysis are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable assumptions. Assumptions that were utilized in the fair value calculations include, but are not limited to discount rates, market capitalization rates, expected lease rental rates, room rental and food and beverage revenue rates, third party broker information and information from potential buyers, as applicable.

Valuations of real estate identified as held for sale are based on estimated sale prices, net of estimated selling costs, of such property. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of unobservable assumptions, including, but not limited to, the Company’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land, an estimated per-unit market value assumption is also considered based on development rights for the land.

As of March 31, 2021, assumptions that were utilized in the fair value calculation included:

	Primary Valuation	Unobservable	Location	Range of
Description	Techniques	Assumptions	Type	Rates
Office properties held for sale on which the Company recognized impairment losses or unrealized allowance reversals	Sale prices per purchase and sale agreements and discounted cash flows	Discount rates	Suburban	10%
		Exit Capitalization rates	Suburban	8.50%
		Market rental rates per square foot	Suburban	$34.50

Land holdings held for sale and held and used on which the Company recognized impairment losses	Developable area and market rate per square foot or sale prices per purchase and sale agreements	Market rates per square foot	Suburban	$12.00

The Company identified 11 office properties (comprised of four disposal groups), a retail pad leased to others and several developable land parcels as held for sale as of March 31, 2021 with an aggregate carrying value of $415.0 million. As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of one of the remaining held for sale properties and a land parcel held for sale was not expected to be recovered from estimated net sales proceeds and accordingly, during the three months ended March 31, 2021, recognized an unrealized held for sale loss allowance of $1.2 million for the property and recorded land and other impairments of $0.4 million. As a result of a change in the estimated fair value, net, of estimated selling costs, for this disposition, which was completed in April 2021, the Company recognized an unrealized gain of $2.2 million during the three months ended March 31, 2021 (partially reversing an unrealized held for sale loss allowance recognized in 2020).

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

The recent outbreak of COVID-19 worldwide has significantly slowed global economic activity and caused significant volatility in financial markets.  As such, there is currently significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy.  The current economic environment can and will be significantly adversely affected by many factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted.   In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of March 31, 2021.

13.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $49.5 million. The PILOT totaled $264,000 and $264,000 for the three months ended March 31, 2021 and 2020, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $170.9 million. The PILOT totaled $1.1 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

The Port Imperial South 1/3 Garage development project agreement with the City of Weehawken has a term of five years beginning when the project is substantially complete, which occurred in the fourth quarter of 2015. The agreement provides that real estate taxes be paid at 100 percent on the land value of the project only over the five year period and allows for a phase in of real estate taxes on the building improvement value at zero percent in year one and 95 percent in years two through five. The agreement expired in December 31, 2020.

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in December 2018. The annual PILOT is equal to two percent of Total Project Costs, as defined therein. The PILOT totaled $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein. The PILOT totaled $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022. The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration. The PILOT totaled $0.4 million and $0.4 million for the three months March 31, 2021 and 2020, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues, as defined. The PILOT totaled $0.5 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein. The PILOT totaled $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020 respectively.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2021 and December 31, 2020, are as follows (dollars in thousands):

As of March 31, 2021
Year	Amount
April 1 through December 31, 2021	$1,271
2022	1,695
2023	1,702
2024	1,721
2025	1,728
2026 through 2101	152,980
Total lease payments	161,097
Less: imputed interest	(23,626)

Total	$137,471

As of December 31, 2020
Year	Amount
2021	$1,750
2022	1,750
2023	1,756
2024	1,776
2025	1,742
2026 through 2101	152,980
Total lease payments	161,754
Less: imputed interest	(138,152)

Total	$23,602

Ground lease expense incurred by the Company amounted to $568,000 and $683,000 for the three months ended March 31, 2021 and 2020, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $22.3 million at March 31, 2021 for three ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 7.576 percent to 7.618 percent for the remaining ground lease terms ranging from 80.83 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $143.8 million, of which construction costs of $112 million has been incurred through March 31, 2021, is expected to be ready for occupancy by the end of the second quarter 2021. The Company has funded $51.8 million as of March 31, 2021, and the remaining construction costs are expected to be funded from a $92 million construction loan (of which $60.2 million was drawn as of March 31, 2021).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $353.4 million has been incurred through March 31, 2021, is expected to be ready for occupancy in first quarter 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $183.9 million was drawn as of March 31, 2021).

MANAGEMENT CHANGES

On March 3, 2021, the Company announced that its Board of Directors had appointed Mahbod Nia as Chief Executive Officer of the Company. The appointment was effective as of March 8, 2021 (the “CEO Effective Date”).

The Company’s Board approved and the Company entered into an employment agreement dated March 2, 2021 with Mr. Nia (the “CEO Employment Agreement”) that provides as follows: ·

An initial term of three years, commencing on the Effective Date, subject to automatic annual renewals thereafter unless earlier terminated; An annual base salary of $800,000, subject to potential merit increases (but not decreases) each year A target annual bonus opportunity of 150% of base salary (the “Target Bonus”), with a threshold bonus of 50% of the Target Bonus, and a maximum bonus of 200% of the Target Bonus, based on performance goals to be established annually by the Compensation Committee. On March 10, 2021 Mr. Nia was granted a one-time sign-on “inducement” award of 950,000 stock options to purchase the Company’s common stock, at an exercise price equal to the closing price of the common stock on the date of grant, which will vest and become exercisable in three substantially equal installments on each of the first 3 anniversaries following the date of grant (the “Sign-On Award”). Each calendar year while Mr. Nia is employed (including 2021), Mr. Nia will be eligible for an annual equity award under the Company’s then-current equity incentive plan with an aggregate grant date fair value of $4,000,000. One-half of each annual equity award will vest subject to time-based vesting conditions, and one-half of each annual equity award will vest subject to performance-based vesting conditions.· In addition to standard employee benefits (including health coverage for Mr. Nia and his dependents in the U.S. and the U.K, not to exceed a cost to the Company of $25,000 per year), Mr. Nia will receive up to $30,000 per year in tax compliance assistance, reimbursement of attorneys’ fees in connection with negotiating the Employment Agreement up to $100,000, and, in the event that Mr. Nia relocates his principal residence to the Jersey City, New Jersey metropolitan area, reimbursement for relocation costs up to $50,000 in the aggregate.

Under the CEO Employment Agreement, Mr. Nia will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during his employment and for one year following termination of employment, and perpetual confidentiality and non-disparagement covenants. Concurrent with the appointment of Mr. Nia as Chief Executive Officer, MaryAnne Gilmartin’s tenure as interim Chief Executive Officer of the Company ended as of the Effective Date.

In connection with Ms. Gilmartin’s appointment, as interim Chief Executive Officer effective as of July 25, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with MAG Partners 2.0 LLC (“MAG Partners”), an entity wholly owned by Ms. Gilmartin. Pursuant to the Letter Agreement, MAG Partners agreed to make Ms. Gilmartin’s services available to the Company to serve as its interim Chief Executive Officer. The term of this arrangement and Ms. Gilmartin’s appointment as interim Chief Executive Officer (the “Term”) was to continue until the earliest to occur of (i) the commencement of employment of a permanent Chief Executive Officer of the Company, (ii) a period of six months has elapsed, or an earlier or later date selected by the Board, and (iii) Ms. Gilmartin’s death or disability, or the termination of the arrangement by MAG Partners (including a resignation by Ms. Gilmartin of her appointment as interim Chief Executive Officer). On January 22, 2021, the Company entered into a six -month extension (the “Extension Letter”) of the Letter Agreement with MAG Partners, pursuant to which MAG Partners made Ms. Gilmartin’s services available to the Company to serve as its interim Chief Executive Officer. Pursuant to the Extension Letter, the term of the Letter Agreement was extended until July 25, 2021 (the “Extended Term”). However, Ms. Gilmartin’s appointment as interim Chief Executive Officer was to end upon the earlier to occur of (x) the commencement of employment of a permanent Chief Executive Officer of the Company or (y) a date selected by the Board of Directors of the Company, and during any remaining portion of the Extended Term, MAG Partners would continue to make Ms. Gilmartin reasonably available to assist with the transition of Ms. Gilmartin’s duties to her successor and with any other matters that the Company may reasonably request. In addition, if the Extended Term ends at any time prior to July 25, 2021 (other than a termination by the Company for cause), then the Company will continue to pay MAG Partners its monthly $150,000 cash retainer fee through July 25, 2021.

Pursuant to the Letter Agreement, during the Term the Company will pay to MAG Partners a monthly fee of $150,000, subject to proration for any partial month (but continuing for a minimum of three months following commencement of the Term if the Term is ended by the Board for any reason other than for “cause”). MAG Partners is also eligible to receive a one-time cash sign-on bonus of $300,000 and, unless the Term is ended by the Board for “cause,” a one-time completion bonus of $200,000 at the end of the Term (but no later than March 12, 2021, when it was paid). In addition, the Company has granted to MAG Partners fully vested stock options to purchase up to 230,000 shares of common stock with an exercise price of $14.39 per share, and up to 100,000 shares of common stock with an exercise price of $20.00 per share, pursuant to a Stock Option Agreement by and between MAG Partners and the Company (the “Option Agreement”). However, the options, and any shares received upon exercise, will terminate and be forfeited if the Board ends the Term for “cause” or MAG Partners terminates its arrangement with the Company (including a resignation by Ms. Gilmartin of her appointment as interim Chief Executive Officer, but excluding a termination because of a material breach of the arrangement by the Company or because Ms. Gilmartin has been appointed as the permanent Chief Executive Officer of the Company) before six months have elapsed, or if MAG Partners fails to comply with certain covenants in the Letter Agreement. 157,505 of the options have been granted subject to shareholder approval at the Company’s 2021 Annual Meeting of Stockholders; however, if a “change in control” transaction occurs before the date of such 2021 Annual Meeting, then such options would instead be canceled and cashed out upon such transaction for a value equal to their “spread value,” if any.

During the first quarter 2021, the Company’s total costs incurred, net of LTIP forfeitures, related to the management restructuring activities discussed above, including the severance, separation and related costs for the departure of the Company’s former interim chief executive officer, as well as other terminated employees, amounted to $2.1 million (all of which was included in general and administrative expense).

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of March 31, 2021, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, ten of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of March 31, 2021, with an aggregate carrying value of approximately $1.2 billion, are subject to these conditions.

As of April 2021, the Company has outstanding stay-on award agreements with 41 select employees, which provides them with the potential to receive compensation, in cash or Company stock, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified.  The total potential cost of such awards is currently estimated to be up to approximately $5.5 million, including the potential future issuance of up to 82,629 shares of the Company’s common stock.  Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, which all occurred in late 2020 and early 2021 and all other conditions were satisfied.

In September 2020, the General Partner's Board of Directors approved a discretionary reimbursement of approximately $6.1 million in fees and expenses incurred by Bow Street LLC in connection with its proxy solicitations in 2019 and 2020 that resulted in the election of Bow Street's nominees as directors of the General Partner at the 2019 and 2020 annual meetings of stockholders of the General Partner.  The Board of Directors determined that the reimbursement was appropriate in light of the benefit to the General Partner and its stockholders of the refreshment of the Board of Directors that resulted from the proxy contests. The Company reimbursed this amount to Bow Street in three substantially equal payments in November 2020, January 2021 and April 2021. The Company recorded the full $6.1 million as general and administrative expense in the year ended December 31, 2020 when the obligation was committed to. Bow Street is an affiliate of A. Akiva Katz, a director of the General Partner, who is a co-founder and managing partner of Bow Street.

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

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of March 31, 2021
Year	Amount
April 1 through December 31, 2021	$88,961
2022	116,719
2023	112,200
2024	95,845
2025	90,836
2026 and thereafter	483,097

Total	$987,658

As of December 31, 2020
Year	Amount
2021	$117,228
2022	114,101
2023	108,406
2024	92,605
2025	88,309
2026 and thereafter	462,920

Total	$983,569

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

•second, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a 6% annual return (the “RRT Base Return”) on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future; and

•third, pro rata to Rockpoint and RRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at March 31, 2021, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units).

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

•fifth, pro rata to Rockpoint and RRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at March 31, 2021, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units); and

•sixth, to Rockpoint and RRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to RRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at March 31, 2021, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to RRT in respect of Preferred Units and 87.728% to RRT in respect of Common Units).

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

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of March 31, 2021. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $476 million as of March 31, 2021.

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

The following tables set forth the changes in Redeemable noncontrolling interests for the three months ended March 31, 2021 and 2020, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at January 1, 2021	$52,324	$460,973	$513,297
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	460,973	513,297
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	1,970	1,970
Balance at March 31, 2021	$52,324	$462,943	$515,267

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at January 1, 2020	$52,324	$451,058	$503,382
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	451,058	503,382
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	3,100	3,100
Balance at March 31, 2020	$52,324	$454,158	$506,482

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

The following table reflects the activity of the General Partner capital for the three months ended March 31, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Opening Balance	$1,398,817	$1,493,699
Net income (loss) available to common shareholders	7,623	(39,924)
Common stock distributions	-	(18,119)
Redeemable noncontrolling interests	(1,791)	(2,804)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	18	19
Directors' deferred compensation plan	72	82
Stock Compensation	646	430
Cancellation of common stock	(118)	-
Other comprehensive income (loss)	-	18
Rebalancing of ownership percent between parent and
subsidiaries	1,556	742
Balance at March 31	$1,406,823	$1,434,143

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”). The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of March 31, 2021, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million. Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

STOCK OPTION PLANS

In May 2013, the General Partner established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance. In March 2021, the General Partner granted 950,000 stock options to the chief executive officer as an employment “inducement award” that is intended to comply with New York Stock Exchange Rule 303A.08.

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

In connection with his appointment as Chief Executive Officer, Mr. Nia was granted 950,000 stock options on March 10, 2021 that had an exercise price equal to the closing price of the Company’s common stock on the grant date of $15.79 per share.  The stock options will vest in one-third increments on each of the first three anniversaries of the date of grant, subject to earlier vesting on certain termination events. See Note 13-Commitments and Contingencies.

There were no stock options that were exercised under any stock option plans for the three months ended March 31, 2021 and 2020, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of March 31, 2021 and December 31, 2020, the stock options outstanding had a weighted average remaining contractual life of approximately 6.0 and 3.6 years, respectively.

The Company recognized stock options expense of $114,000 and zero for the three months ended March 31, 2021 and 2020, respectively.

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

As of March 31, 2021, the Company had $1.2 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 1.9 years. The Company recognized AO LTIP unit expense of $155,000 and $155,000 for the three months ended March 31, 2021 and 2020, respectively.

LONG-TERM INCENTIVE PLAN AWARDS

On April 20, 2018, the Company granted LTIP awards to senior management of the Company, including the General Partner’s executive officers (the “2018 LTIP Awards”). All of the 2018 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan. For Messrs. DeMarco and Tycher, approximately twenty-five percent (25%) of the grant date fair value of the 2018 LTIP Award was in the form of a time-based award that vests after three years on April 20, 2021 (the “2018 TBV LTIP Units”), and the remaining approximately seventy-five percent (75%) of the grant date fair value of the 2018 LTIP Award was in the form of a performance-based award under the Company’s Outperformance Plan (the “2018 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2018 PBV LTIP Units”). For all other executive officers, approximately fifty percent (50%) of the grant date fair value of the 2018 LTIP Award was in the form of 2018 TBV LTIP Units and the remaining approximately fifty percent (50%) of the grant date fair value of the 2018 LTIP Award was in the form of 2018 PBV LTIP Units. The 2018 TBV LTIP Units vested on April 20, 2021.

The 2018 OPP was designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period from April 20, 2018 through April 19, 2021. Participants in the 2018 OPP will only earn the full awards if, over the three year performance period, the Company achieves a thirty-six percent (36%) absolute TSR and if the Company’s TSR is in the 75th percentile of performance as compared to the office REITs in the NAREIT index. As the targets for vesting were partially achieved, 31.25 percent of the 2018 PBV LTIP Units vested and the unvested 2018 PBV LTIP Units were forfeited on April 19, 2021.

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

On January 4, 2021, in accordance with Mr. Cardoso’s employment agreement, the Company granted LTIP awards (the “J Series 2021 LTIP Awards”). All of the J Series 2021 LTIP Awards were in the form of LTIP Units and constitute awards under the 2013 Plan. All of the target 2021 LTIP Awards were in the form of performance-based LTIP Units under the Company’s Outperformance Plan (the “J Series 2021 OPP”) adopted by the General Partner’s Board of Directors, consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “J Series 2021 PBV LTIP Units”).

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

On April 21, 2021, the Company granted long-term incentive plan awards to senior management of the Company, including the General Partner’s executive officers (the “2021 RSU LTIP Awards”). All of the 2021 RSU LTIP Awards were in the form of restricted stock units (each, an “RSU”) and constitute awards under the 2013 Plan. Each RSU entitles the holder to one share of the General Partner’s common stock upon settlement. 291,951 of the RSUs are subject to time-based vesting conditions (the “TRSUs”) and will vest in three equal, annual installments over a three year period commencing on April 21, 2022. 452,730 of the RSUs are subject to performance based vesting conditions (the “PRSUs”). Recipients will only earn the full amount of the PRSUs if, over the three year performance period, the General Partner achieves a thirty-six percent (36%) absolute total stockholder return (“TSR”) and if the General Partner’s TSR is in the 75th percentile of performance as compared to a group of twenty-four (24) peer REITs.

Up to an additional 291,951 RSUs were granted subject to the achievement of certain outperformance conditions (the “OPRSUs”). Recipients will only earn the full amount of the OPRSUs of the General Partner achieves adjusted funds from operations of $0.60 per share in the fiscal year ending December 31, 2023. The OPRSUs were granted subject to and may not be earned, vested or settled until stockholder approval of an increase in the shares available under the 2013 plan at the Company’s 2021 annual meeting of stockholders to be held on June 9, 2021.  If shareholder approval is not obtained at the annual meeting, then all of the OPRSUs shall be canceled and forfeited.

The 2021 RSU LTIP Awards are designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period from April 21, 2021 through April 20, 2024. RSUs will remain subject to forfeiture depending on the extent that the 2021 RSU LTIP Awards vest.

LTIP Units will remain subject to forfeiture depending on the extent that the 2018 LTIP Awards, 2019 LTIP Awards, 2020 LTIP Awards vest and J Series 2021 LTIP Awards. The number of LTIP Units to be issued initially to recipients of the 2018 PBV LTIP Awards, 2019 PBV LTIP Awards, 2020 PBV LTIP Awards and J Series LTIP Awards is the maximum number of LTIP Units that may be earned under the awards. The number of LTIP Units that actually vest for each award recipient will be determined at the end of the performance measurement period. For the 2018 LTIP Awards, 2019 LTIP Awards and 2020 LTIP Awards, TSR for the Company and for the Index over the three year measurement period and other circumstances will determine how many LTIP Units vest for each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date. For the J Series LTIP Awards, achievement of the sales performance milestone will determine how many LTIP Units vest for Mr. Cardoso, and if the amount vested is fewer than the number issued, the balance will be forfeited as of the end of the Measurement Period.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a Common Unit but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2018 TBV LTIP Units, 2019 TBV LTIP Units and 2020 TBV LTIP Units or the end of the measurement period for the 2018 PBV LTIP Units, 2019 PBV LTIP Units, 2020 PBV LTIP Units and J Series 2021 PBV LTIP Units, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a Common Unit.

As of March 31, 2021, the Company had $10.2 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

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

During the three months ended March 31, 2021 and 2020, 4,583 and 5,804 deferred stock units were earned, respectively. As of March 31, 2021 and December 31, 2020, there were 24,278 and 17,854 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the three months ended March 31, 2021 and 2020 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Three Months Ended
	March 31,
Computation of Basic EPS	2021	2020
Income (loss) from continuing operations	$(20,222)	$(31,004)
Add (deduct): Noncontrolling interests in consolidated joint ventures	1,335	176
Add (deduct): Noncontrolling interests in Operating Partnership	2,305	3,562
Add (deduct): Redeemable noncontrolling interests	(6,471)	(6,471)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(1,791)	(2,804)
Income (loss) from continuing operations available to common shareholders	(24,844)	(36,541)
Income (loss) from discontinued operations available to common shareholders	30,676	(6,187)
Net income (loss) available to common shareholders for basic earnings per share	$5,832	$(42,728)

Weighted average common shares	90,692	90,616

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.28)	$(0.40)
Income (loss) from discontinued operations available to common shareholders	0.34	(0.07)
Net income (loss) available to common shareholders	$0.06	$(0.47)

	Three Months Ended
	March 31,
Computation of Diluted EPS	2021	2020
Net income (loss) from continuing operations available to common shareholders	$(24,844)	$(36,541)
Add (deduct): Noncontrolling interests in Operating Partnership	(2,305)	(3,562)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(179)	(296)
Income (loss) from continuing operations for diluted earnings per share	(27,328)	(40,399)
Income (loss) from discontinued operations for diluted earnings per share	33,743	(6,840)
Net income (loss) available for diluted earnings per share	$6,415	$(47,239)

Weighted average common shares	99,760	100,183

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.28)	$(0.40)
Income (loss) from discontinued operations available to common shareholders	0.34	(0.07)
Net income (loss) available to common shareholders	$0.06	$(0.47)

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Basic EPS shares	90,692	90,616
Add: Operating Partnership – common and vested LTIP units	9,068	9,567
Restricted Stock Awards	-	-
Stock Options	-	-
Diluted EPS Shares	99,760	100,183

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented.

Dividends declared per common share for the three-month periods ended March 31, 2021 and 2020 was zero and $0.20 per share, respectively.

Mack-Cali Realty, L.P.:

	Three Months Ended
	March 31,
Computation of Basic EPU	2021	2020
Income (loss) from continuing operations	$(20,222)	$(31,004)
Add (deduct): Noncontrolling interests in consolidated joint ventures	1,335	176
Add (deduct): Redeemable noncontrolling interests	(6,471)	(6,471)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(1,970)	(3,100)
Income (loss) from continuing operations available to unitholders	(27,328)	(40,399)
Income (loss) from discontinued operations available to unitholders	33,743	(6,840)
Net income (loss) available to common unitholders for basic earnings per unit	$6,415	$(47,239)

Weighted average common units	99,760	100,183

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(0.28)	$(0.40)
Income (loss) from discontinued operations available to unitholders	0.34	(0.07)
Net income (loss) available to common unitholders for basic earnings per unit	$0.06	$(0.47)

	Three Months Ended
	March 31,
Computation of Diluted EPU	2021	2020
Net income (loss) from continuing operations available to common unitholders	$(27,328)	$(40,399)
Income (loss) from discontinued operations for diluted earnings per unit	33,743	(6,840)
Net income (loss) available to common unitholders for diluted earnings per unit	$6,415	$(47,239)

Weighted average common unit	99,760	100,183

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.28)	$(0.40)
Income (loss) from discontinued operations available to common unitholders	0.34	(0.07)
Net income (loss) available to common unitholders	$0.06	$(0.47)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Basic EPU units	99,760	100,183
Add: Restricted Stock Awards	-	-
Add: Stock Options	-	-
Diluted EPU Units	99,760	100,183

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented.

Distributions declared per common unit for the three-month periods ended March 31, 2021 and 2020 was zero and $0.20 per unit, respectively.

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

The following table reflects the activity of noncontrolling interests for the three months ended March 31, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Opening Balance	$193,563	$205,776
Net income	5,898	2,080
Unit distributions	4	(2,270)
Redeemable noncontrolling interests	(6,650)	(6,767)
Change in noncontrolling interests in consolidated joint ventures	10	216
Redemption of common units	(10,459)	(2,141)
Stock compensation	1,883	2,100
Cancellation of unvested LTIP units	-	(201)
Other comprehensive income (loss)	-	(34)
Rebalancing of ownership percentage between parent and subsidiaries	(1,556)	(742)
Balance at March 31	$182,693	$198,017

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2021, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $1.6 million as of March 31, 2021.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)

Common Units

During the three months ended March 31, 2021, the Company redeemed 678,302 common units at their fair market value of $10.5 million, which was included as part of the buyer’s purchase consideration in the disposition of an office property in January 2021. See Note 3: Recent Transactions.

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

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 4, 2017, the Company granted 2017 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 20, 2018, the Company granted 2018 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On March 22, 2019, the Company granted 2019 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On March 24, 2020, the Company granted 2020 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On January 4, 2021, the Company granted J Series 2021 LTIP Awards to one of the General Partner’s executive officers. All of the 2016 LTIP Awards, 2017 LTIP Awards, 2018 LTIP Awards, 2019 LTIP Awards, 2020 LTIP Awards and J Series 2021 LTIP Awards are in the form of units in the Operating Partnership. See Note 16: Mack-Cali Realty Corporation Stockholders’ Equity and Mack-Cali Realty, L.P.’s Partners’ Capital – Long-Term Incentive Plan Awards.

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

Noncontrolling Interests Ownership in Operating Partnership

As of March 31, 2021 and December 31, 2020, the noncontrolling interests common unitholders owned 9.0 percent and 9.6 percent of the Operating Partnership, respectively.

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

18.    SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio. The Company’s multi-family services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the three months ended March 31, 2021 and 2020. The Company had no long lived assets in foreign locations as of March 31, 2021 and December 31, 2020. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the three months ended March 31, 2021 and 2020 and selected asset information as of March 31, 2021 and December 31, 2020 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
March 31, 2021	$39,072	$37,316	$(295)	$76,093
March 31, 2020	41,096	42,847	(339)	83,604

Total operating and
interest expenses (a):
Three months ended:
March 31, 2021	$16,122	$22,156	$27,995	$66,273
March 31, 2020	16,651	22,773	32,216	71,640

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
March 31, 2021	$(119)	$(1,337)	$-	$(1,456)
March 31, 2020	(117)	(591)	-	(708)

Net operating income (loss) (b):
Three months ended:
March 31, 2021	$22,831	$13,823	$(28,290)	$8,364
March 31, 2020	24,328	19,483	(32,555)	11,256

Total assets:
March 31, 2021	$1,623,931	$3,281,872	$254,555	$5,160,358
December 31, 2020	1,881,161	3,249,516	17,109	5,147,786

Total long-lived assets (c):
March 31, 2021	$1,449,483	$3,075,106	$(1,354)	$4,523,235
December 31, 2020	1,693,054	3,035,485	(1,411)	4,727,128

Total investments in
unconsolidated joint ventures:
March 31, 2021	$5,437	$154,534	$-	$159,971
December 31, 2020	5,555	156,827	-	162,382

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

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net operating income	$8,364	$11,256
Add (deduct):
Depreciation and amortization	(28,173)	(33,895)
Land and other impairments	(413)	(5,263)
Realized gains (losses) and unrealized losses on disposition of
rental property, net	-	(7,915)
Gain on disposition of developable land	-	4,813
Income (loss) from continuing operations	(20,222)	(31,004)
Discontinued operations
Income from discontinued operations	10,962	20,906
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	22,781	(27,746)
Total discontinued operations, net	33,743	(6,840)
Net income (loss)	13,521	(37,844)
Noncontrolling interests in consolidated joint ventures	1,335	176
Noncontrolling interests in Operating Partnership	2,305	3,562
Noncontrolling interest in discontinued operations	(3,067)	653
Redeemable noncontrolling interests	(6,471)	(6,471)
Net income (loss) available to common shareholders	$7,623	$(39,924)

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net operating income	$8,364	$11,256
Add (deduct):
Depreciation and amortization	(28,173)	(33,895)
Land and other impairments	(413)	(5,263)
Realized gains (losses) and unrealized losses on disposition of
rental property, net	-	(7,915)
Gain on disposition of developable land	-	4,813
Income (loss) from continuing operations	(20,222)	(31,004)
Discontinued operations
Income from discontinued operations	10,962	20,906
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	22,781	(27,746)
Total discontinued operations, net	33,743	(6,840)
Net income (loss)	13,521	(37,844)
Noncontrolling interests in consolidated joint ventures	1,335	176
Redeemable noncontrolling interests	(6,471)	(6,471)
Net income (loss) available to common unitholders	$8,385	$(44,139)

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

As of March 31, 2021, the Company owns or has interests in 49 properties (collectively, the “Properties”), consisting of 20 office properties, totaling approximately 7.1 million square feet leased to approximately 150 commercial tenants, 20 multi-family rental properties containing 6,018 apartment units, four parking/retail properties, totaling approximately 108,000 square feet, three hotels containing 723 rooms and two parcels of land leased to third parties. The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 1.5 million square feet of additional commercial space and approximately 8,500 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office and multi-family rental properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.

STRATEGIC DIRECTION

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet, which excludes the Company’s office properties in Jersey City and Hoboken, New Jersey (collectively, the “Suburban Office Portfolio”). As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a property not qualified to be classified as held for sale) are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations – to the Financial Statements.

In late 2019 through March 31, 2021, the Company completed the sale of 25 of these suburban office properties, totaling 4.3 million square feet, for net sales proceeds of $659.4 million.  As of March 31, 2021, the Company has identified as held for sale the remaining 11 office properties (comprised of four identified disposal groups) in the Suburban Office Portfolio, totaling two million square feet (all of which the Company currently has under contract for sale for aggregate gross sales proceeds of approximately $391.4 million. In April 2021, the Company completed the sale a four-property office park in Short Hills, New Jersey, which were held for sale in an identified disposal group, for gross proceeds of $255 million.

The Company plans to complete the sale of substantially all of its remaining Suburban Office Portfolio properties during the remainder of 2021, and to use the available sales proceeds to pay down its corporate-level, unsecured indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist primarily of its Jersey City and Hoboken, New Jersey waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

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

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the percentage of leased space has declined or stabilized. The percentage leased in the Company’s stabilized core operating commercial properties included in its Consolidated Properties aggregating 6.8 million, 7.9 million and 10.1 million square feet at March 31, 2021, December 31, 2020 and March 31, 2020, respectively, was 74.2 percent leased at March 31, 2021 as compared to 78.7 percent leased at December 31, 2020 and 81.1 percent leased at March 31, 2020 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of March 31, 2021, December 31, 2020 and March 31, 2020 aggregate 5,004, 145,404 and 39,211 square feet, respectively, or 0.1, 1.8 and 0.4 percentage of the net rentable square footage, respectively. Rental rates (including escalations) on the Company’s core commercial space that was renewed (based on first rents payable) during the three months ended March 31, 2021

(on 37,180 square feet of renewals) decreased an average of 1.2 percent compared to rates that were in effect under the prior leases, as compared to a 19.7 percent increase during the three months ended March 31, 2020 (on 87,217 square feet of renewals). Estimated lease costs for the renewed leases during the three months ended March 31, 2021 averaged $7.93 per square foot per year for a weighted average lease term of 9.7 years, and estimated lease costs for the renewed leases during the three months ended March 31, 2020 averaged $6.95 per square foot per year for a weighted average lease term of 8.8 years. The Company believes, although there can be no assurance, that vacancy rates at most of its commercial properties have begun to bottom as the majority of the known move-outs at its waterfront portfolio have already occurred. As of March 31, 2021, commercial leases which comprise approximately 5.1 and 3.9 percent of the Company’s annualized base rent are scheduled to expire during the years ending December 31, 2021 and 2022, respectively. With the current rental rate results the Company has achieved in its core markets recently, the Company believes, although there can be no assurance, that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If recent leasing results continue to decline in 2021, the Company may receive less revenue from the same space.

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

•results of operations for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, and

•liquidity and capital resources.

Recent Transactions

Properties Commencing Initial Operations

The following property commenced initial operations during the three months ended March 31, 2021 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/21	The Upton	Short Hills, NJ	Multi-Family	193	$97,700
Totals				193	$97,700

(a)As of March 31, 2021, 42 apartment units are currently available for occupancy. The development costs included approximately $2.9 million in land costs. The Company anticipates additional costs of $1.7 million which will be funded from a construction loan.

Additionally, a land lease located in Parsippany, New Jersey, with two restaurant tenants, also commenced initial operations during the three months ended March 31, 2021. Development costs incurred amounted to $5.1 million.

Real Estate Held for Sale/Discontinued Operations/Dispositions

The Company identified 11 office properties (comprised of four disposal groups) totaling two million square feet (See Note 7: Discontinued Operations – to the Financial Statements), a retail pad leased to others and several developable land parcels as held for sale as of March 31, 2021. The total estimated sales proceeds, net of expected selling costs, from the sales of all the remaining assets held for sale are expected to be approximately $469.8 million, however there can be no assurance of the amount and timing of any such sales proceeds. As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of one of the remaining held for sale properties and a land parcel held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three months ended March 31, 2021, recognized an unrealized held for sale loss allowance of $1.2 million for the property (which is included in discontinued operations) and also recorded land and other impairments of $0.4 million.

In April 2021, the Company completed the sale a four-property office park in Short Hills, New Jersey, which were held for sale in an identified disposal group, for gross proceeds of $255 million. The transaction produced approximately $100 million of net proceeds to the Company, after retirement of the existing $124.5 million financing and related transaction costs, which is expected to be used to pay down the Company’s unsecured corporate debt during the second quarter of 2021. The Company paid approximately $22 million at closing to defease the mortgage loan encumbering the properties, which will be expensed during the second quarter of 2021. See Note 10: Mortgages, loans payable and other obligations – to the Financial Statements. As a result of a change in the estimated selling costs for this disposition, which was completed in April 2021, the Company recognized an unrealized gain of $2.2 million during the three months ended March 31, 2021 (partially reversing an unrealized held for sale loss allowance recognized in 2020).

The Company disposed of the following rental properties during the three months ended March 31, 2021 (dollars in thousands):

									Discontinued
									Operations:
									Realized
									Gains
				Rentable		Net		Net	(losses)/
Disposition			# of	Square	Property	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Type	Proceeds		Value	Losses, net
01/13/21	100 Overlook Center	Princeton, New Jersey	1	149,600	Office	$34,724	(a)	$26,488	$8,236
03/25/21	Metropark portfolio	Edison and Iselin, New Jersey	4	926,656	Office	247,351		233,826	13,525
Sub-total			5	1,076,256		282,075		260,314	21,761

Unrealized gains(losses) on real estate held for sale									1,020
Totals			5	1,076,256		$282,075		$260,314	$22,781

(a)

As part of the consideration from the buyer, 678,302 Common Units were redeemed by the Company at book value of $10.5 million, which was a non-cash portion of this sales transaction. The balance of the proceeds was received in cash and used to repay the Company's borrowings on its unsecured revolving credit facility. See Note 17: Noncontrolling Interests in Subsidiaries - Noncontrolling Interests in Operating Partnership.

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

These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2020, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.

Results From Operations

The following comparisons for the three months ended March 31, 2021 (“2021”), as compared to the three months ended March 31, 2020 (“2020”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2019 excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2020 through March 31, 2021; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2020 through March 31, 2021 and (iii) the effect of “Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2020 through March 31, 2021.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Revenue from rental operations and other:
Revenue from leases	$65,771	$71,979	$(6,208)	(8.6)%
Parking income	3,086	5,265	(2,179)	(41.4)
Hotel income	1,053	1,625	(572)	(35.2)
Other income	3,656	1,742	1,914	109.9
Total revenues from rental operations	73,566	80,611	(7,045)	(8.7)

Property expenses:
Real estate taxes	11,831	11,140	691	6.2
Utilities	4,092	3,853	239	6.2
Operating services	15,450	16,221	(771)	(4.8)
Total property expenses	31,373	31,214	159	0.5

Non-property revenues:
Real estate services	2,527	2,993	(466)	(15.6)
Total non-property revenues	2,527	2,993	(466)	(15.6)

Non-property expenses:
Real estate services expenses	3,318	3,722	(404)	(10.9)
General and administrative	13,989	15,818	(1,829)	(11.6)
Depreciation and amortization	28,173	33,895	(5,722)	(16.9)
Land and other impairments	413	5,263	(4,850)	(92.2)
Total non-property expenses	45,893	58,698	(12,805)	(21.8)
Operating income (loss)	(1,173)	(6,308)	5,135	81.4
Other (expense) income:
Interest expense	(17,610)	(20,918)	3,308	15.8
Interest and other investment income (loss)	17	32	(15)	(46.9)
Equity in earnings (loss) of unconsolidated joint ventures	(1,456)	(708)	(748)	(105.6)
Gain on change of control of interests	-	-	-	-
Realized gains (losses) and unrealized losses on disposition
of rental property, net	-	(7,915)	7,915	100.0
Gain on disposition of developable land	-	4,813	(4,813)	(100.0)
Gain on sale from unconsolidated joint ventures	-	-	-	-
Gain (loss) from extinguishment of debt, net	-	-	-	-
Total other (expense) income	(19,049)	(24,696)	5,647	22.9
Income (loss) from continuing operations	(20,222)	(31,004)	10,782	34.8
Discontinued operations:
Income from discontinued operations	10,962	20,906	(9,944)	(47.6)
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	22,781	(27,746)	50,527	182.1
Total discontinued operations	33,743	(6,840)	40,583	593.3
Net income (loss)	$13,521	$(37,844)	$51,365	135.7%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2021 as compared to 2020 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2020 and 2021 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2020 and 2021
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(6,208)	(8.6)%	$(7,088)	(9.8)%	$1,891	2.6%	$(1,011)	(1.4)%
Parking income	(2,179)	(41.4)	(2,226)	(42.3)	76	1.4	(29)	(0.6)
Hotel income	(572)	(35.2)	(572)	(35.2)	-	-	-	-
Other income	1,914	109.9	1,844	105.9	106	6.1	(36)	(2.1)
Total	$(7,045)	(8.7)%	$(8,042)	(10.0)%	$2,073	2.6%	$(1,076)	(1.3)%

Property expenses:
Real estate taxes	$691	6.2%	$260	2.3%	$228	2.0%	$203	1.8%
Utilities	239	6.2	252	6.5	109	2.8	(122)	(3.1)
Operating services	(771)	(4.8)	(796)	(4.9)	325	2.0	(300)	(1.8)
Total	$159	0.5%	$(284)	(0.9)%	$662	2.1%	$(219)	(0.7)%

OTHER DATA:
Number of Consolidated Properties	28		24		4		26
Commercial Square feet (in thousands)	4,916		4,885		31		3,801
Multi-family portfolio (number of units)	4,232		3,713		519		1,025

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $7.1 million, or 9.8 percent million, for 2021 as compared to 2020, due primarily to a decrease in average same store percent leased of the multi-family residential and office portfolios.

Parking income. Parking income for the Same-Store Properties decreased $2.2 million, or 42.3 percent, for 2021 as compared to 2020, due primarily to a decrease in usage at commercial properties, due to the COVID-19 pandemic in 2021, with minimal impact in 2020.

Hotel income. Hotel income for the Same-Store Properties decreased $0.6 million, or 35.2 percent, for 2021 as compared to 2020 due to the partial shutdown of hotel operations due to the COVID-19 pandemic in 2021, with minimal impact in 2020.

Other income. Other income for the Same-Store Properties increased $1.8 million, or 105.9 percent, for 2021 as compared to 2020, due primarily to $1.7 million recognized in 2021 pertaining to a forfeited deposit received from the potential buyer in a disposition deal that was not completed.

Real estate taxes. Real estate taxes for the Same-Store Properties increased $0.3 million, or 2.3 percent, for 2021 as compared to 2020, due primarily to higher tax rates for the Company’s office properties in Jersey City, New Jersey, in 2021 as compared to 2020.

Utilities. Utilities for the Same-Store Properties increased $0.3 million, or 6.5 percent, for 2021 as compared to 2020, due primarily to increased electricity rates in 2021 as compared to 2020.

Operating services. Operating services for the Same-Store Properties decreased $0.8 million, or 4.9 percent, for 2021 as compared to 2020, due primarily to a decrease in property maintenance expenses in 2021 as compared to 2020.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.5 million, or 15.6 percent, for 2021 as compared to 2020, due primarily to decreased third party development and management activity in multi-family services in 2021, as compared to 2020.

Real estate services expense. Real estate services expense decreased $0.4 million, or 10.9 percent, for 2021 as compared to 2020, due primarily to decreased salaries and related expenses from lower third party development and management activities in 2021, as compared to 2020.

General and administrative. General and administrative expenses decreased $1.8 million, or 11.6 percent, for 2021 as compared to 2020. This decrease was due primarily to a decrease in salaries and related expense of $1.7 million for 2021 as compared to 2020, a decrease in severance and separation costs of $1.0 million (from $1.4 million in 2020 to $0.4 million in 2021) and costs incurred in connection with contested elections of the Board of Directors of $0.8 million in 2020. These were partially offset by CEO and related management change costs of $2 million in 2021.

Depreciation and amortization. Depreciation and amortization decreased $5.7 million, or 16.9 percent, for 2021 over 2020. This decrease was primarily due to lower depreciation due primarily to fully amortized assets of approximately $5.6 million for Same-Store Properties for 2021 as compared to 2020, and a decrease of approximately $0.3 million in 2021 as compared to 2020 for properties sold or removed from service. These were partially offset by an increase of approximately $0.2 million for 2021 as compared to 2020 in the Acquired Properties.

Land and other impairments. In 2021, the Company recorded $0.4 million of impairment on developable land parcels. In 2020, the Company recorded $5.3 million of impairments on developable land parcels. See Note 12: Disclosure of Fair Value of Assets and Liabilities.

Interest expense. Interest expense decreased $3.3 million, or 15.8 percent, for 2021 as compared to 2020. This decrease was primarily the result of lower average interest rates and lower average debt balances in 2021 as compared to 2020.

Interest and other investment income. Interest and other investment income was relatively unchanged for 2021 as compared to 2020.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $0.7 million or 105.6 percent for 2021 as compared to 2020, due primarily to a decrease of $0.7 million for 2021 as compared to 2020 from the Urby at Harborside venture due to lower occupancy in 2021.

Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net loss of $7.9 million in 2020.

Gain on disposition of developable land. In 2020, the Company recorded a gain of $4.8 million on the sale of land holdings located in Middletown, New Jersey.

Discontinued operations. For all periods presented, the Company classified 36 office properties totaling 6.3 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties decreased $9.9 million for 2021 as compared to 2020, due primarily to a decrease in revenues of $18.4 million for 2021 as compared to 2020, partially offset by a decrease in operating and other expenses of $7.8 million for 2021 as compared to 2020. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $22.8 million on these properties in 2021, and a loss of $27.7 million in 2020. See Note 7: Discontinued Operations to the Financial Statements.

Net income (loss). Net income (loss) increased to a net income of $13.5 million in 2021 from a loss of $37.8 million in 2020. The increase was due to the factors discussed above.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of rental properties and land, net cash provided by operating activities and draw from its revolving credit facility. The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration. Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, to the extent available, proceeds from property sales, joint venture capital, long-term and short-term borrowings (including draws on the Company’s revolving credit facility) and the issuance of additional debt and/or equity securities.

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

Construction Projects

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $143.8 million, of which construction costs of $112 million have been incurred through March 31, 2021, is expected to be ready for occupancy in second quarter 2021. The Company has funded $51.8 million as of March 31, 2021, and the remaining construction costs are expected to be funded from a $92 million construction loan (of which $60.2 million was drawn as of March 31, 2021).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $353.4 million has been incurred through March 31, 2021, is expected to be ready for occupancy in first quarter 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $183.9 million was drawn as of March 31, 2021).

REIT Restrictions

To maintain its qualification as a REIT under the IRS Code, the General Partner must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt. If and to the extent the Company retains and does not distribute any net capital gains, the General Partner will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation. The dividends paid for 2020 are expected to fully satisfy the above minimum distribution requirement.

On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020.   As the Company’s management estimated that as of September 2020 it had satisfied its dividends obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. On March 19, 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s projected 2021 taxable income estimates. The Company believes that with this suspension, it will satisfy its dividends obligation as a REIT on taxable income estimated for 2021.

Property Lock-Ups

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of March 31, 2021, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, ten of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of March 31, 2021, with an aggregate carrying value of approximately $1.2 billion, are subject to these conditions.

Unencumbered Properties

As of March 31, 2021, the Company had 13 unencumbered properties with a carrying value of $1 billion representing 38.2 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash increased by $228.2 million to $280.5 million at March 31, 2021, compared to $52.3 million at December 31, 2020. This increase is comprised of the following net cash flow items:

(1)	$26.1 million provided by operating activities.

(2)	$190 million provided by investing activities, consisting primarily of the following:

	(a)	$263.2 million net cash from investing activities - discontinued operations; plus
	(b)	$0.2 million received from repayments of notes receivables; plus
	(c)	$1.4 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
	(d)	$0.5 million used for investments in unconsolidated joint ventures; minus
	(e)	$17 million used for additions to rental property and improvements; minus
	(f)	$57.3 million used for the development of rental property, other related costs and deposits.

(3)	$12.1 million provided by financing activities, consisting primarily of the following:

	(a)	$44.2 million from proceeds received from mortgages and loans payable; plus
	(b)	$8 million from borrowings under the unsecured revolving credit facility; plus
	(c)	$0.1 million from distribution to noncontrolling interests; minus
	(d)	$33 million used for repayments of unsecured revolving credit facility; minus
	(e)	$0.1 million used for repayments of mortgages, loans payable and other obligations; minus
	(f)	$0.1 million used for payments of common dividends and distributions; minus
	(g)	$0.5 million used for payment of finance costs; minus
	(h)	$6.5 million used for distribution to redeemable noncontrolling interests.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2021:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$575,000	20.26%	4.09%		1.56
Fixed Rate Secured Debt (b)	1,811,368	63.83%	3.75%		5.99
Variable Rate Secured Debt	451,511	15.94%	3.47%		2.95
Variable Rate Unsecured Debt (c)	-	-%	-%		-

Totals/Weighted Average:	$2,837,879	100.00%	3.77%	(b)	4.61
Adjustment for unamortized debt discount	(1,337)
Unamortized deferred financing costs	(14,578)
Total Debt, Net	$2,821,964

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.12 percent as of March 31, 2021, plus the applicable spread.

(b)Balance includes two ten-year mortgage loans obtained by the Company which have fixed rates for the first five years only.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million for the three months ended March 31, 2021. Weighted average maturity includes extension of maturity of unsecured revolving credit facility to July 2021 based on Company’s payment of extension fee in January 2021.

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2021 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2021	$457	$3,800	$4,257	4.59%
2022	550	454,253	454,803	4.07%
2023	2,047	384,393	386,440	3.36%
2024	3,403	491,863	495,266	3.90%
2025	3,300	-	3,300	3.98%
2026	12,822	658,000	670,822	3.67%
Thereafter	-	822,991	822,991	3.79%
Sub-total	22,579	2,815,300	2,837,879	3.77%
Adjustment for unamortized debt discount/premium, net
as of March 31, 2021	(1,337)	-	(1,337)
Unamortized deferred financing costs	(14,578)	-	(14,578)
Totals/Weighted Average	$6,664	$2,815,300	$2,821,964	3.77%	(b)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.12 percent as of March 31, 2021, plus the applicable spread.

(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million for the three months ended March 31, 2021.

Senior Unsecured Notes

The terms of the Company’s senior unsecured notes (which totaled approximately $575.0 million as of March 31, 2021) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

On May 6, 2021, the Company delivered to the trustee under the indenture relating to its senior unsecured notes notices of redemption of both series of outstanding senior unsecured notes and deposited the full amount of the redemption payment through the June 6, 2021 redemption date with the trustee, thereby satisfying and discharging all of the senior unsecured notes as of May 6, 2021. In conjunction with the notes being discharged, the Company paid a make-whole premium of approximately $20 million to redeem these notes, which will be expensed during the second quarter 2021.

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

The terms of the 2017 Credit Facility include: (1) a four-year term ending in January 2021, with two six-month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million (subject to increase as discussed below), with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below), of which $10.6 million of letters of credit had been issued as of March 31, 2021; (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, currently 25 basis points, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintains a debt rating from Moody’s or S&P or such debt ratings fall below Baa3 and BBB-, based on a defined leverage ratio. The Company’s unsecured debt is currently rated B1 by Moody’s and B+ by S&P. In January 2021, the Company elected to exercise the first option to extend the 2017 Credit Facility maturity date for a period of six months. Accordingly, the term of the 2017 Credit Facility was extended to July 2021, with the Company’s payment of the 7.5 basis point extension fee.

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Credit Facility is based on the following total leverage ratio grid:

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

The 2017 Credit Agreement, which applies to both the 2017 Credit Facility and 2017 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the 2017 Credit Agreement (described below), or (ii) the property dispositions are completed while the Company is under an event of default under the 2017 Credit Agreement, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  The 2017 Credit Agreement contains “change of control” and other covenants that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2017 Credit Facility. These change of control provisions, which have been included as an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board Directors nor appointed by a majority of directors nominated by the Board of Directors. Furthermore, the agreements governing the Company's Senior Unsecured Notes include cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the Notes if the change of control or other covenants under the 2017 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2017 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. In addition, construction loans secured by two multi-family residential property development projects contain cross-acceleration provisions similar to those in the agreements governing the Notes for defaults by the Company. If these change of control or other covenants were triggered and an event of default was declared under the 2017 Credit Facility, the Company could seek a forbearance, waiver or amendment of the change of control or other covenants from the lenders, as applicable, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2017 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

On May 6, 2021, the Company entered into a revolving credit and term loan agreement (“2021 Credit Agreement”) with a group of seven lenders that provides for a $250 million senior secured revolving credit facility (the “2021 Credit Facility”) and a $150 million senior secured term loan facility (the “2021 Term Loan”), and delivered written notice to the administrative agents to terminate the 2017 Credit Agreement, which termination shall become effective May 13, 2021.

The terms of the 2021 Credit Facility include: (1) a three-year term ending in May 2024; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $250 million (subject to increase as discussed below), with a sublimit under the 2021 Credit Facility for the issuance of letters of credit in an amount not to exceed $50 million; and (3) a first priority lien in unencumbered properties of the Company with an appraised value greater than or equal to $800 million which must include the Company’s Harborside 2/3 and Harborside 5 properties; and (4) a facility fee payable quarterly equal to 35 basis points if usage of the 2021 Credit Facility is less than or equal to 50%, and 25 basis points if usage of the 2021 Credit Facility is greater than 50%.

The terms of the 2021 Term Loan include: (1) an eighteen month term ending in November 2022; (2) a single draw of the term loan commitments up to an aggregate principal amount of $150 million; and (3) a first priority lien in unencumbered properties of the Company with an appraised value greater than or equal to $800 million which must include the Company’s Harborside 2/3 and Harborside 5 properties.

Interest on borrowings under the 2021 Credit Facility and 2021 Term Loan shall be based on applicable base rate (the “Base Rate”) plus a margin ranging from 125 basis points to 275 basis points depending on the Base Rate elected, currently 0.12%. The Base Rate shall be either (A) the highest of (i) the Wall Street Journal prime rate, (ii) the greater of the then effective (x) Federal Funds Effective Rate, or (y) Overnight Bank Funding Rate plus 50 basis points, and (iii) a LIBO Rate, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Adjusted LIBO Rate”) and calculated for a one-month interest period, plus 100 basis points (such highest amount being the “ABR Rate”), or (B) the Adjusted LIBO Rate for the applicable interest period; provided, however, that the ABR Rate shall not be less than 1% and the Adjusted LIBO Rate shall not be less than zero.

The 2021 Credit Agreement, which applies to both the 2021 Credit Facility and 2021 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios relating to the minimum collateral pool value ($800 million), maximum collateral pool leverage ratio (40 percent), minimum number of collateral pool properties (two), the maximum total leverage ratio (65 percent), the minimum debt service coverage ratio (1.10 times until May 6, 2022, 1.20 times from May 7, 2022 through May 6, 2023, and 1.40 times thereafter), and the minimum tangible net worth ratio (80% of tangible net worth as of December 31, 2020 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership).

The 2021 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2021 Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board of Directors, nor appointed by the Board of Directors. Furthermore, construction loans secured by two multi-family residential property development projects contain cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the construction loans if the change of control provisions under the 2021 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2021 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. If these change of control provisions were triggered, the Company could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2021 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

On May 6, 2021, the Company drew the full $150 million available under the 2021 Term Loan and borrowed $145 million from the 2021 Credit Facility to retire the Company’s Senior Unsecured Notes.

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

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its revolving credit facility and term loan or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its Suburban Office Portfolio assets over time, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of May 6, 2021, the Company had outstanding borrowings of $145 million under its revolving credit facility. The Company is reviewing various financing and refinancing options, including the redemption or purchase of the senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2021. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Share/Unit Repurchase Program

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of March 31, 2021, the General Partner has a remaining authorization under the Repurchase Program of $139 million. There were no common stock repurchases in the year ended December 31, 2020 and through May 4, 2021.

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of May 4, 2021.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of May 4, 2021.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. Such guaranteed debt has a total facility amount of $304.0 million of which the Company has agreed to guarantee up to $33.2 million. As of March 31, 2021, the outstanding balance of such guaranteed debt totaled $278.1 million of which $30.6 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of March 31, 2021:

		Payments Due by Period
		Less than 1	2 – 3		4 – 5		6 – 10	After 10
(dollars in thousands)	Total	Year	Years		Years		Years	Years
Senior unsecured notes	$616,907	$22,163	$594,744		$-		$-	$-
Mortgages, loans payable
and other obligations (a)	2,702,976	73,059	413,411	(b)	742,339	(c)	1,410,422	63,745
Payments in lieu of taxes
(PILOT)	7,589	5,672	1,917		-		-	-
Ground lease payments	161,097	1,695	3,403		3,451		8,769	143,779
Total	$3,488,569	$102,589	$1,013,475		$745,790		$1,419,191	$207,524

(a)Interest payments assume LIBOR rate of 0.12 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at March 31, 2021, plus the applicable spread.

(b)Includes $110.6 million pertaining to various mortgages with one-year extension options.

(c)Includes $183.8 million pertaining to various mortgages with one-year extension options.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net income (loss) available to common shareholders	$7,623	$(39,924)
Add (deduct): Noncontrolling interests in Operating Partnership	(2,305)	(3,562)
Noncontrolling interests in discontinued operations	3,067	(653)
Real estate-related depreciation and amortization on
continuing operations (a)	30,122	36,795
Real estate-related depreciation and amortization
on discontinued operations	659	1,354
Impairment of unconsolidated joint venture investment
Continuing operations: Realized (gains) losses and unrealized (gains) losses
on disposition of rental property, net	-	7,915
Discontinued operations: Realized (gains) losses and unrealized (gains) losses
on disposition of rental property, net	(22,781)	27,746
Funds from operations available to common stock
and Operating Partnership unitholders (b)	$16,385	$29,671

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $2,275 and $3,349 for the three months ended March 31, 2021 and 2020, respectively. Excludes non-real estate-related depreciation and amortization of $325 and $450 for the three months ended March 31, 2021 and 2020, respectively.

(b)Net income available to common shareholders for the three months ended March 31, 2021 and 2020, included $413 and $5,263, respectively, of land impairment charges and zero and $4,813, respectively, from gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets.

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

In addition, the extent to which the ongoing COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $2.4 billion of the Company’s long-term debt as of March 31, 2021 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of March 31, 2021 ranged from LIBOR plus 184 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $4.5 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of March 31, 2021 would be approximately $103.5 million.

March 31, 2021
Debt,
including current portion	4/1/21 -										Fair
($s in thousands)	12/31/21	2022	2023	2024	2025	2026	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$4,257	$300,550	$336,045	$311,403	$3,300	$607,822	$822,991	$2,386,368	$(11,435)	$2,374,933	$2,396,972
Average Interest Rate	4.59%	4.61%	3.53%	3.43%	3.98%	3.85%	3.79%			3.83%

Variable Rate	$-	$154,253	$50,395	$183,863	$-	$63,000	$-	$451,511	$(4,480)	$447,031	$447,031

(a) Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of March 31, 2021.

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

Item 1A.   Risk Factors

There have been no material changes in our assessment of risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2020 of the General Partner and the Operating Partnership.

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

3.14

Tenth Amendment, dated as of January 4, 2021, to Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 8, 2021 and incorporated herein by reference).

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

3.19

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

10.49#

Employment Agreement, dated March 2, 2021, by and among Mahbod Nia, Mack-Cali UK Ltd., and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2021 and incorporated herein by reference).

10.50*#	Stock Option Agreement between Mack-Cali Realty Corporation and Mahbod Nia dated March 10, 2021.

10.51#	Mack-Cali Realty Corporation Clawback Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2021 and incorporated herein by reference).

10.52*#	Form of 2021 Restricted Stock Unit Agreement (TRSUs, PRSUs and OPRSUs).

31.1*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

32.1*

Certification of the General Partner’s Chief Executive Officer, Mahbod Nia and the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

32.2*

Certification of the General Partner’s Chief Executive Officer, Mahbod Nia and the General Partner’s Chief Financial Officer, David J. Smetana, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Mack-Cali Realty Corporation
(Registrant)

Date:	May 6, 2021	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	May 6, 2021	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	May 6, 2021	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date:	May 6, 2021	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	May 6, 2021	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	May 6, 2021	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)