Form 10-Q
period 2021-06-30
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2021-07-28
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 27, 2021, there were 90,946,165 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2021 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of June 30, 2021, the General Partner owned an approximate 91.0 percent common unit interest in the Operating Partnership. The remaining approximate 9.0 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The Company believes it is important to understand the few differences between the General Partner and the Operating Partnership in the context of how they operate as a consolidated company. The financial results of the Operating Partnership are consolidated into the financial statements of the General Partner. The General Partner does not have any other significant assets, liabilities or operations, other than its interests in the Operating Partnership, nor does the Operating Partnership have employees of its own. The Operating Partnership, not the General Partner, generally executes all significant business relationships other than transactions involving the securities of the General Partner. The Operating Partnership holds substantially all of the assets of the General Partner, including ownership interests in joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the General Partner, which are contributed to the capital of the Operating Partnership in consideration of common or preferred units in the Operating Partnership, as applicable, the

Operating Partnership generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under the Company’s revolving credit facility and term loan facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of properties and joint ventures.

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

The results of operations for the three and six-month period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
ASSETS	2021	2020
Rental property
Land and leasehold interests	$632,292	$639,636
Buildings and improvements	3,854,494	3,743,831
Tenant improvements	166,868	171,623
Furniture, fixtures and equipment	90,082	83,553
	4,743,736	4,638,643
Less – accumulated depreciation and amortization	(693,868)	(656,331)
	4,049,868	3,982,312
Real estate held for sale, net	84,834	656,963
Net investment in rental property	4,134,702	4,639,275
Cash and cash equivalents	37,628	38,096
Restricted cash	16,147	14,207
Investments in unconsolidated joint ventures	154,914	162,382
Unbilled rents receivable, net	70,786	84,907
Deferred charges, goodwill and other assets, net	173,379	199,541
Accounts receivable	3,921	9,378

Total assets	$4,591,477	$5,147,786

LIABILITIES AND EQUITY
Senior unsecured notes, net	$-	$572,653
Revolving credit facility and term loans	189,000	25,000
Mortgages, loans payable and other obligations, net	2,170,284	2,204,144
Dividends and distributions payable	386	1,493
Accounts payable, accrued expenses and other liabilities	171,321	194,717
Rents received in advance and security deposits	27,406	34,101
Accrued interest payable	5,775	10,001
Total liabilities	2,564,172	3,042,109

Commitments and contingencies

Redeemable noncontrolling interests	516,972	513,297

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,947,154 and 90,712,417 shares outstanding	909	907
Additional paid-in capital	2,529,050	2,528,187
Dividends in excess of net earnings	(1,194,733)	(1,130,277)
Total Mack-Cali Realty Corporation stockholders’ equity	1,335,226	1,398,817

Noncontrolling interests in subsidiaries:
Operating Partnership	132,683	148,791
Consolidated joint ventures	42,424	44,772
Total noncontrolling interests in subsidiaries	175,107	193,563

Total equity	1,510,333	1,592,380

Total liabilities and equity	$4,591,477	$5,147,786

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2021	2020	2021	2020
Revenue from leases	$68,936	$66,357	$134,707	$138,336
Real estate services	2,593	2,755	5,120	5,748
Parking income	3,484	3,034	6,570	8,299
Hotel income	2,714	772	3,767	2,397
Other income	3,520	1,279	7,176	3,021
Total revenues	81,247	74,197	157,340	157,801

EXPENSES
Real estate taxes	12,222	10,777	24,053	21,917
Utilities	3,151	3,113	7,243	6,966
Operating services	19,090	15,842	34,540	32,063
Real estate services expenses	3,213	3,085	6,531	6,807
General and administrative	18,067	16,966	32,056	32,784
Dead deal and transaction-related costs	2,745	277	2,745	277
Depreciation and amortization	28,893	27,440	57,066	61,335
Property impairments	6,041	-	6,041	-
Land and other impairments	7,519	16,846	7,932	22,109
Total expenses	100,941	94,346	178,207	184,258

OTHER (EXPENSE) INCOME
Interest expense	(16,554)	(20,611)	(34,164)	(41,529)
Interest and other investment income (loss)	95	7	112	39
Equity in earnings (loss) of unconsolidated joint ventures	349	(946)	(1,107)	(1,654)
Realized gains (losses) and unrealized gains (losses) on disposition of
rental property, net	3,521	-	3,521	(7,915)
Gain on disposition of developable land	111	-	111	4,813
Loss from extinguishment of debt, net	(46,735)	-	(46,735)	-
Total other income (expense)	(59,213)	(21,550)	(78,262)	(46,246)
Loss from continuing operations	(78,907)	(41,699)	(99,129)	(72,703)

Discontinued operations:
Income from discontinued operations	2,796	20,694	13,758	41,600
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	2,080	(11,929)	24,861	(39,675)
Total discontinued operations, net	4,876	8,765	38,619	1,925
Net loss	(74,031)	(32,934)	(60,510)	(70,778)
Noncontrolling interests in consolidated joint ventures	1,198	829	2,533	1,005
Noncontrolling interests in Operating Partnership of income from
continuing operations	7,669	4,527	9,974	8,089
Noncontrolling interests in Operating Partnership in discontinued operations	(444)	(838)	(3,511)	(185)
Redeemable noncontrolling interests	(6,471)	(6,471)	(12,942)	(12,942)
Net loss available to common shareholders	$(72,079)	$(34,887)	$(64,456)	$(74,811)

Basic earnings per common share:
Loss from continuing operations	$(0.86)	$(0.50)	$(1.13)	$(0.90)
Discontinued operations	0.05	0.09	0.38	0.02
Net loss available to common shareholders	$(0.81)	$(0.41)	$(0.75)	$(0.88)

Diluted earnings per common share:
Loss from continuing operations	$(0.86)	$(0.50)	$(1.13)	$(0.90)
Discontinued operations	0.05	0.09	0.38	0.02
Net loss available to common shareholders	$(0.81)	$(0.41)	$(0.75)	$(0.88)

Basic weighted average shares outstanding	90,774	90,629	90,733	90,622

Diluted weighted average shares outstanding	99,873	100,213	99,817	100,198

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss	$(74,031)	$(32,934)	$(60,510)	$(70,778)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	-	-	-	(16)
Comprehensive loss	$(74,031)	$(32,934)	$(60,510)	$(70,794)
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	1,198	829	2,533	1,005
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(6,471)	(12,942)	(12,942)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	7,225	3,689	6,463	7,938
Comprehensive loss attributable to common shareholders	$(72,079)	$(34,887)	$(64,456)	$(74,793)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended June 30, 2021	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at April 1, 2021	90,729	$907	$2,528,570	$(1,122,654)	$-	$182,693	$1,589,516
Net income (loss)	-	-	-	(72,079)	-	(1,952)	(74,031)
Common unit distributions	-	-	-	-	-	639	639
Redeemable noncontrolling interests	-	-	(1,550)	-	-	(6,626)	(8,176)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	175	175
Redemption of common units for common stock	175	2	2,714	-	-	(2,716)	-
Redemption of common units	-	-	-	-	-	(410)	(410)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	11	-	-	-	11
Directors' deferred compensation plan	-	-	66	-	-	-	66
Stock compensation	42	-	1,239	-	-	1,304	2,543
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	(2,000)	-	-	2,000	-
Balance at June 30, 2021	90,947	$909	$2,529,050	$(1,194,733)	$-	$175,107	$1,510,333

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended June 30, 2020	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at April 1, 2020	90,596	$906	$2,533,909	$(1,100,672)	$-	$198,017	$1,632,160
Net income (loss)	-	-	-	(34,887)	-	1,953	(32,934)
Common unit distributions	-	-	-	-	-	790	790
Redeemable noncontrolling interests	-	-	(2,236)	-	-	(6,708)	(8,944)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	(83)	(83)
Redemption of common units	-	-	-	-	-	-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	11	-	-	-	11
Directors' deferred compensation plan	-	-	57	-	-	-	57
Stock compensation	-	-	334	-	-	2,105	2,439
Other comprehensive income (loss)	-	-	-	-	-	-	-
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,611	-	-	(1,611)	-
Balance at June 30, 2020	90,597	$906	$2,533,686	$(1,135,559)	$-	$194,463	$1,593,496

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Six Months Ended June 30, 2021	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2021	90,712	$907	$2,528,187	$(1,130,277)	$-	$193,563	$1,592,380
Net income	-	-	-	(64,456)	-	3,946	(60,510)
Common stock dividends	-	-	-	-	-	-	-
Common unit distributions	-	-	-	-	-	643	643
Redeemable noncontrolling interest	-	-	(3,341)	-	-	(13,276)	(16,617)
Change in noncontrolling interest
in consolidated joint ventures	-	-	-	-	-	185	185
Redemption of common units
for common stock	175	2	2,714	-	-	(2,716)	-
Redemption of common units	-	-	-	-	-	(10,869)	(10,869)
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	2	-	29	-	-	-	29
Directors' deferred compensation plan	-	-	138	-	-	-	138
Stock compensation	58	-	1,885	-	-	3,187	5,072
Cancellation of restricted shares	-	-	(118)	-	-	-	(118)
Other comprehensive income	-	-	-	-	-	-	-
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	(444)	-	-	444	-
Balance at June 30, 2021	90,947	$909	$2,529,050	$(1,194,733)	$-	$175,107	$1,510,333

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Six Months Ended June 30, 2020	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2020	90,595	$906	$2,535,440	$(1,042,629)	$(18)	$205,776	$1,699,475
Net income (loss)	-	-	-	(74,811)	-	4,033	(70,778)
Common stock dividends	-	-	-	(18,119)	-	-	(18,119)
Common unit distributions	-	-	-	-	-	(1,480)	(1,480)
Redeemable noncontrolling interest	-	-	(5,040)	-	-	(13,475)	(18,515)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	133	133
Redemption of common units for common stock	-	-	-	-	-	-	-
Redemption of common units	-	-	-	-	-	(2,141)	(2,141)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	30	-	-	-	30
Directors' deferred compensation plan	-	-	139	-	-	-	139
Stock compensation	-	-	764	-	-	4,205	4,969
Cancellation of unvested LTIP units		-	-		-	(201)	(201)
Other comprehensive income (loss)	-	-	-	-	18	(34)	(16)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	2,353	-	-	(2,353)	-
Balance at June 30, 2020	90,597	$906	$2,533,686	$(1,135,559)	$-	$194,463	$1,593,496

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net loss	$(60,510)	$(70,778)
Net loss from discontinued operations	(38,619)	(1,925)
Net loss from continuing operations	(99,129)	(72,703)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	55,397	59,642
Amortization of directors deferred compensation stock units	138	139
Amortization of stock compensation	5,072	4,969
Amortization of deferred financing costs	2,190	2,084
Amortization of debt discount and mark-to-market	232	(474)
Equity in (earnings) loss of unconsolidated joint ventures	1,107	1,654
Distributions of cumulative earnings from unconsolidated joint ventures	117	3,018
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(3,521)	7,915
Gain on disposition of developable land	(111)	(4,813)
Land and other impairments	7,932	22,109
Property impairments	6,041	-
Loss from extinguishment of debt	46,735	-
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(3,403)	586
Decrease (increase) in deferred charges, goodwill and other assets	779	(98)
Decrease (increase) in accounts receivable, net	4,242	(5,255)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,333)	7,053
(Decrease) Increase in rents received in advance and security deposits	784	(2,311)
Increase (decrease) in accrued interest payable	273	(67)
Net cash flows provided by operating activities - continuing operations	21,542	23,448
Net cash flows provided by operating activities - discontinued operations	6,405	44,806

Net cash provided by operating activities	$27,947	$68,254

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$-	$(16,159)
Rental property additions and improvements	(32,077)	(104,411)
Development of rental property and other related costs	(120,023)	(146,810)
Proceeds from the sales of rental property	42,702	16,455
Proceeds from the sale of investments in joint ventures	1,975	-
Repayment of notes receivable	381	208
Investment in unconsolidated joint ventures	(398)	(1,553)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,949	5,875
Net cash used in investing activities - continuing operations	(102,491)	(246,395)
Net cash provided by investing activities - discontinued operations	592,590	52,215

Net cash provided by (used in) investing activities	$490,099	$(194,180)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$170,000	$140,000
Repayment of revolving credit facility	(33,000)	(140,000)
Borrowings from term loans	150,000	-
Repayments of term loans	(123,000)	-
Repayments of senior unsecured notes	(573,727)	-
Proceeds from mortgages and loans payable	93,772	181,358
Repayment of mortgages, loans payable and other obligations	(129,770)	(281)
Payment of early debt extinguishment costs	(49,874)	-
Common unit redemptions	(410)	(2,141)
Payment of financing costs	(7,339)	(656)
Contributions from noncontrolling interests	185	133
Distributions to redeemable noncontrolling interests	(12,942)	(12,942)
Payment of common dividends and distributions	(468)	(40,274)

Net cash (used in) provided by financing activities	$(516,573)	$125,197

Net increase (decrease) in cash and cash equivalents	$1,473	$(729)
Cash, cash equivalents and restricted cash, beginning of period (1)	52,302	41,168

Cash, cash equivalents and restricted cash, end of period (2)	$53,775	$40,439

(1)Includes Restricted Cash of $14,207 and $15,577 as of December 31, 2020 and 2019, respectively.

(2)Includes Restricted Cash of $16,147 and $14,144 as of June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	June 30,	December 31,
ASSETS	2021	2020
Rental property
Land and leasehold interests	$632,292	$639,636
Buildings and improvements	3,854,494	3,743,831
Tenant improvements	166,868	171,623
Furniture, fixtures and equipment	90,082	83,553
	4,743,736	4,638,643
Less – accumulated depreciation and amortization	(693,868)	(656,331)
	4,049,868	3,982,312
Real estate held for sale, net	84,834	656,963
Net investment in rental property	4,134,702	4,639,275
Cash and cash equivalents	37,628	38,096
Restricted cash	16,147	14,207
Investments in unconsolidated joint ventures	154,914	162,382
Unbilled rents receivable, net	70,786	84,907
Deferred charges, goodwill and other assets, net	173,379	199,541
Accounts receivable	3,921	9,378

Total assets	$4,591,477	$5,147,786

LIABILITIES AND EQUITY
Senior unsecured notes, net	$-	$572,653
Revolving credit facility and term loans	189,000	25,000
Mortgages, loans payable and other obligations, net	2,170,284	2,204,144
Distributions payable	386	1,493
Accounts payable, accrued expenses and other liabilities	171,321	194,717
Rents received in advance and security deposits	27,406	34,101
Accrued interest payable	5,775	10,001
Total liabilities	2,564,172	3,042,109

Commitments and contingencies

Redeemable noncontrolling interests	516,972	513,297

Partners’ Capital:
General Partner, 90,947,154 and 90,712,417 common units outstanding	1,266,901	1,330,048
Limited partners, 9,037,532 and 9,649,031 common units/LTIPs outstanding	201,008	217,560
Total Mack-Cali Realty, L.P. partners’ capital	1,467,909	1,547,608

Noncontrolling interests in consolidated joint ventures	42,424	44,772

Total equity	1,510,333	1,592,380

Total liabilities and equity	$4,591,477	$5,147,786

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2021	2020	2021	2020
Revenue from leases	$68,936	$66,357	$134,707	$138,336
Real estate services	2,593	2,755	5,120	5,748
Parking income	3,484	3,034	6,570	8,299
Hotel income	2,714	772	3,767	2,397
Other income	3,520	1,279	7,176	3,021
Total revenues	81,247	74,197	157,340	157,801

EXPENSES
Real estate taxes	12,222	10,777	24,053	21,917
Utilities	3,151	3,113	7,243	6,966
Operating services	19,090	15,842	34,540	32,063
Real estate services expenses	3,213	3,085	6,531	6,807
General and administrative	18,067	16,966	32,056	32,784
Dead deal and transaction-related costs	2,745	277	2,745	277
Depreciation and amortization	28,893	27,440	57,066	61,335
Property impairments	6,041	-	6,041	-
Land and other impairments	7,519	16,846	7,932	22,109
Total expenses	100,941	94,346	178,207	184,258

OTHER (EXPENSE) INCOME
Interest expense	(16,554)	(20,611)	(34,164)	(41,529)
Interest and other investment income (loss)	95	7	112	39
Equity in earnings (loss) of unconsolidated joint ventures	349	(946)	(1,107)	(1,654)
Realized gains (losses) and unrealized gains (losses) on disposition of
rental property, net	3,521	-	3,521	(7,915)
Gain on disposition of developable land	111	-	111	4,813
Loss from extinguishment of debt, net	(46,735)	-	(46,735)	-
Total other income (expense)	(59,213)	(21,550)	(78,262)	(46,246)
Loss from continuing operations	(78,907)	(41,699)	(99,129)	(72,703)

Discontinued operations:
Income from discontinued operations	2,796	20,694	13,758	41,600
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	2,080	(11,929)	24,861	(39,675)
Total discontinued operations, net	4,876	8,765	38,619	1,925
Net loss	(74,031)	(32,934)	(60,510)	(70,778)
Noncontrolling interests in consolidated joint ventures	1,198	829	2,533	1,005
Redeemable noncontrolling interests	(6,471)	(6,471)	(12,942)	(12,942)
Net loss available to common unitholders	$(79,304)	$(38,576)	$(70,919)	$(82,715)

Basic earnings per common unit:
Loss from continuing operations	$(0.86)	$(0.50)	$(1.13)	$(0.90)
Discontinued operations	0.05	0.09	0.38	0.02
Net loss available to common unitholders	$(0.81)	$(0.41)	$(0.75)	$(0.88)

Diluted earnings per common unit:
Loss from continuing operations	$(0.86)	$(0.50)	$(1.13)	$(0.90)
Discontinued operations	0.05	0.09	0.38	0.02
Net loss available to common unitholders	$(0.81)	$(0.41)	$(0.75)	$(0.88)

Basic weighted average units outstanding	99,873	100,213	99,817	100,198

Diluted weighted average units outstanding	99,873	100,213	99,817	100,198

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss	$(74,031)	$(32,934)	$(60,510)	$(70,778)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	-	-	-	(16)
Comprehensive loss	$(74,031)	$(32,934)	$(60,510)	$(70,794)
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	1,198	829	2,533	1,005
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(6,471)	(12,942)	(12,942)
Comprehensive loss attributable to common unitholders	$(79,304)	$(38,576)	$(70,919)	$(82,731)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended June 30, 2021	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at April 1, 2021	90,729	8,980	$1,336,498	$209,571	$-	$43,447	$1,589,516
Net income (loss)	-	-	(72,079)	(7,225)	-	5,273	(74,031)
Distributions	-	-	-	639	-	-	639
Redeemable noncontrolling interests	-	-	(1,550)	(155)	-	(6,471)	(8,176)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	175	175
Vested LTIP units	-	258	-	-	-	-	-
Redemption of limited partner common units for common stock	175	(175)	2,716	(2,716)	-	-	-
Redemption of limited partner common units	-	(25)	-	(410)	-	-	(410)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	11	-	-	-	11
Directors' deferred compensation plan	-	-	66	-	-	-	66
Stock compensation	42	-	1,239	1,304	-	-	2,543
Cancellation of common stock	-	-	-	-	-	-	-
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Balance at June 30, 2021	90,947	9,038	$1,266,901	$201,008	$-	$42,424	$1,510,333

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended June 30, 2020	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at April 1, 2020	90,596	9,518	$1,367,252	$217,572	$-	$47,336	$1,632,160
Net income (loss)	-	-	(34,887)	(3,689)	-	5,642	(32,934)
Distributions	-	-	-	790	-	-	790
Redeemable noncontrolling interests	-	-	(2,236)	(237)	-	(6,471)	(8,944)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	(83)	(83)
Vested LTIP units	-	68	-	-	-	-	-
Redemption of limited partners common units	-	-	-	-	-	-	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	11	-	-	-	11
Directors' deferred compensation plan	-	-	57	-	-	-	57
Other comprehensive income (loss)	-	-	-	-	-	-	-
Stock compensation	-	-	334	2,105	-	-	2,439
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Balance at June 30, 2020	90,597	9,586	$1,330,531	$216,541	$-	$46,424	$1,593,496

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Six Months Ended June 30, 2021	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2021	90,712	9,649	$1,330,048	$217,560	$-	$44,772	$1,592,380
Net income (loss)	-	-	(64,456)	(6,463)	-	10,409	(60,510)
Distributions	-	-	-	643	-	-	643
Redeemable noncontrolling interest	-	-	(3,341)	(334)	-	(12,942)	(16,617)
Change in noncontrolling interest	-	-	-	-	-	185	185
Redemption of limited partner common
units for shares of general partner
common units	175	(175)	2,716	(2,716)	-	-	-
Vested LTIP units	-	267	-	-	-	-	-
Redemption of limited partner common units	-	(703)	-	(10,869)	-	-	(10,869)
Shares issued under Dividend							-
Reinvestment and Stock
Purchase Plan	2	-	29	-	-	-	29
Directors' deferred compensation plan	-	-	138	-	-	-	138
Other comprehensive income	-	-	-	-	-	-	-
Stock compensation	58	-	1,885	3,187	-	-	5,072
Cancellation of restricted shares	-	-	(118)	-	-	-	(118)
Balance at June 30, 2021	90,947	9,038	$1,266,901	$201,008	$-	$42,424	$1,510,333

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Six Months Ended June 30, 2020	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2020	90,595	9,612	$1,427,568	$224,629	$(18)	$47,296	$1,699,475
Net income (loss)	-	-	(74,811)	(7,904)	-	11,937	(70,778)
Distributions	-	-	(18,119)	(1,480)	-	-	(19,599)
Redeemable noncontrolling interest	-	-	(5,040)	(533)	-	(12,942)	(18,515)
Change in noncontrolling interest in consolidated joint ventures	-	-	-	-	-	133	133
Redemption of limited partner common units for
shares of general partner common units					-	-	-
Vested LTIP units	-	72	-	-	-	-	-
Redemption of limited partner common units	-	(98)	-	(2,141)	-	-	(2,141)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	30	-	-	-	30
Directors' deferred compensation plan	-	-	139	-	-	-	139
Other comprehensive income (loss)	-	-	-	(34)	18	-	(16)
Stock compensation	-	-	764	4,205	-	-	4,969
Cancellation of unvested LTIP units	-	-	-	(201)	-	-	(201)
Balance at June 30, 2020	90,597	9,586	$1,330,531	$216,541	$-	$46,424	$1,593,496

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net loss	$(60,510)	$(70,778)
Net loss from discontinued operations	(38,619)	(1,925)
Net loss from continuing operations	(99,129)	(72,703)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	55,397	59,642
Amortization of directors deferred compensation stock units	138	139
Amortization of stock compensation	5,072	4,969
Amortization of deferred financing costs	2,190	2,084
Amortization of debt discount and mark-to-market	232	(474)
Equity in (earnings) loss of unconsolidated joint ventures	1,107	1,654
Distributions of cumulative earnings from unconsolidated joint ventures	117	3,018
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(3,521)	7,915
Gain on disposition of developable land	(111)	(4,813)
Land and other impairments	7,932	22,109
Property impairments	6,041	-
Loss from extinguishment of debt	46,735	-
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(3,403)	586
Decrease (increase) in deferred charges, goodwill and other assets	779	(98)
Decrease (increase) in accounts receivable, net	4,242	(5,255)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,333)	7,053
(Decrease) Increase in rents received in advance and security deposits	784	(2,311)
Increase (decrease) in accrued interest payable	273	(67)
Net cash flows provided by operating activities - continuing operations	21,542	23,448
Net cash flows provided by operating activities - discontinued operations	6,405	44,806

Net cash provided by operating activities	$27,947	$68,254

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$-	$(16,159)
Rental property additions and improvements	(32,077)	(104,411)
Development of rental property and other related costs	(120,023)	(146,810)
Proceeds from the sales of rental property	42,702	16,455
Proceeds from the sale of investments in joint ventures	1,975	-
Repayment of notes receivable	381	208
Investment in unconsolidated joint ventures	(398)	(1,553)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,949	5,875
Net cash used in investing activities - continuing operations	(102,491)	(246,395)
Net cash provided by investing activities - discontinued operations	592,590	52,215

Net cash provided by (used in) investing activities	$490,099	$(194,180)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$170,000	$140,000
Repayment of revolving credit facility	(33,000)	(140,000)
Borrowings from term loans	150,000	-
Repayments of term loans	(123,000)	-
Repayment of unsecured term loan	(573,727)	-
Proceeds from mortgages and loans payable	93,772	181,358
Repayment of mortgages, loans payable and other obligations	(129,770)	(281)
Payment of early debt extinguishment costs	(49,874)	-
Common unit redemptions	(410)	(2,141)
Payment of financing costs	(7,339)	(656)
Contributions from noncontrolling interests	185	133
Distributions to redeemable noncontrolling interests	(12,942)	(12,942)
Payment of distributions	(468)	(40,274)

Net cash (used in) provided by financing activities	$(516,573)	$125,197

Net increase (decrease) in cash and cash equivalents	$1,473	$(729)
Cash, cash equivalents and restricted cash, beginning of period (1)	52,302	41,168

Cash, cash equivalents and restricted cash, end of period (2)	$53,775	$40,439

(1)Includes Restricted Cash of $14,207 and $15,577 as of December 31, 2020 and 2019, respectively.

(2)Includes Restricted Cash of $16,147 and $14,144 as of June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.0 and 90.4 percent common unit interest in the Operating Partnership as of June 30, 2021 and December 31, 2020, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of June 30, 2021, the Company owned or had interests in 38 real estate properties (the “Properties”). The Properties are comprised of 10 office buildings totaling approximately 5.5 million square feet and leased to approximately 110 tenants (which include one building, aggregating approximately 106,000  square feet owned by an unconsolidated joint venture in which the Company has an investment interest), 20 multi-family properties, totaling 6,018 apartment units (which include six properties aggregating 1,786 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 108,000 square feet (which include a building aggregating 51,000 square feet owned by unconsolidated joint ventures in which the Company has investment interests), three hotels containing 723 rooms (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest) and one parcel of land leased to a third party. The Properties are located in three states in the Northeast, plus the District of Columbia.

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

As of June 30, 2021 and December 31, 2020, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 15: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $481.7 million and $486.1 million, respectively, other assets of $4.7 million and $4.5 million, respectively, mortgages of $285.8 million and $284.8 million, respectively, and other liabilities of $21.3 million and $21 million, respectively.

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

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.6 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of June 30, 2021 and December 31, 2020 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	June 30,	December 31,
	2021	2020
Land held for development (including pre-development costs, if any) (a)(c)	$355,199	$364,946
Development and construction in progress, including land (b)	794,268	733,560
Total	$1,149,467	$1,098,506

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $162.1 million and $160.3 million as of June 30, 2021 and December 31, 2020, respectively.

(b)Includes land of $74.3 million and $74.9 million as of June 30, 2021 and December 31, 2020, respectively.

(c)Includes $27.3 million of land and $6.7 million of building and improvements pertaining to assets held for sale at June 30, 2021.

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

The dividends and distributions payable at June 30, 2021 and December 31, 2020 represent amounts payable on unvested LTIP units.

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

3.    RECENT TRANSACTIONS

Properties Commencing Initial Operations

The following property commenced initial operations during the six months ended June 30, 2021 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/21	The Upton (a)	Short Hills, NJ	Multi-Family	193	$99,980
Totals				193	$99,980

(a)As of June 30, 2021, 157 apartment units are currently available for occupancy. The development costs included approximately $2.9 million in land costs.

Additionally, a land lease located in Parsippany, New Jersey, with two restaurant tenants, also commenced initial operations during the six months ended June 30, 2021. Development costs incurred amounted to $5.1 million. This land lease was sold by the Company on June 30, 2021.

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

In late 2019 through June 30, 2021, the Company completed the sale of 34 of these suburban office properties, totaling 5.8 million square feet, for net sales proceeds of $989 million.  As of June 30, 2021, the Company has identified as held for sale the remaining two office properties (comprised of two identified disposal groups) in the Suburban Office Portfolio, totaling 0.5 million square feet (both of which the Company currently has under contract for sale for aggregate gross sales proceeds of approximately $54.3 million). In July 2021, the Company completed the sale of one of the properties held for sale, which was a 237,000 square foot office property, for a gross sales price of $29 million. The net proceeds were used to repay the outstanding balance of 2021 Term Loan of $27 million.

The Company plans to complete the sale of substantially all of its remaining Suburban Office Portfolio properties during the remainder of 2021, and to use the available sales proceeds to pay down its corporate-level indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount may be impacted by the ongoing coronavirus pandemic (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist primarily of its Jersey City and Hoboken, New Jersey waterfront office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

Additionally, the Company also identified a small retail pad leased to others and several developable land parcels as held for sale as of June 30, 2021. As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of three of the remaining held for sale properties and a land parcel held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and six months ended June 30, 2021, recognized an unrealized held for sale loss allowance of $1.4 million and $2.6 million, respectively, (of which $1.0 million and $2.1 million is included in discontinued operations), for the property and land impairments of $0.4 million.

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban	Other
	Office	Assets
	Portfolio (a)	Held for Sale	Total
Land	$13,854	$40,509	$54,363
Building & Other	83,409	24,291	107,700
Less: Accumulated depreciation	(24,303)	(7,991)	(32,294)
Less: Cumulative unrealized losses on property held for sale	(27,748)	(17,187)	(44,935)
Real estate held for sale, net	$45,212	$39,622	$84,834

	Suburban	Other
	Office	Assets
Other assets and liabilities	Portfolio (a)	Held for Sale	Total
Unbilled rents receivable, net (b)	$1,915	$-	$1,915
Deferred charges, net (b)	1,563	138	1,701
Total intangibles, net (b)	3,377	-	3,377
Total deferred charges & other assets, net	5,712	138	5,850
Total below market liability (b)	86	-	86
Accounts payable, accrued exp & other liability	7,018	265	7,283
Unearned rents/deferred rental income (b)	943	213	1,156

(a)Classified as discontinued operations at June 30, 2021 for all periods presented. See Note 7: Discontinued Operations.

(b)Expected to be removed with the completion of the sales.

The Company disposed of the following rental properties during the six months ended June 30, 2021 (dollars in thousands):

										Discontinued
										Operations:
									Realized	Realized
									Gains	Gains
				Rentable		Net		Net	(Losses)/	(losses)/
Disposition			# of	Square	Property	Sales		Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Type	Proceeds		Value	Losses, net	Losses, net
01/13/21	100 Overlook Center	Princeton, New Jersey	1	149,600	Office	$34,724	(a)	$26,488		$8,236
03/25/21	Metropark portfolio	Edison and Iselin, New Jersey	4	926,656	Office	247,351		233,826		13,525
04/20/21	Short Hills portfolio (b)	Short Hills, New Jersey	4	828,413	Office	248,664		245,800		2,864
06/11/21	Red Bank portfolio	Red Bank, New Jersey	5	659,490	Office	80,730		78,364		2,366
06/30/21	Retail land leases	Hanover and Parsippany, New Jersey	-	-	Land Lease	41,957		37,951	$4,006	-
Sub-total			14	2,564,159		653,426		622,429	4,006	26,991

Unrealized gains(losses) on real estate held for sale									(485)	(2,130)
Totals			14	2,564,159		$653,426		$622,429	$3,521	$24,861

(a)As part of the consideration from the buyer, 678,302 Common Units were redeemed by the Company at a book value of $10.5 million, which was a non-cash portion of this sales transaction. The balance of the proceeds was received in cash and used to repay the Company's borrowings on its unsecured revolving credit facility. See Note 17: Noncontrolling Interests in Subsidiaries - Noncontrolling Interests in Operating Partnership.

(b)The mortgage loan encumbering three of the properties was defeased at closing, for which the Company incurred costs of $22.6 million. These costs were expensed as loss from extinguishment of debt during the three months ended June 30, 2021.

On May 24, 2021, the Company disposed of a developable land parcel located in Hamilton, New Jersey, for net sales proceeds of $745,000 (and recorded a net gain of $111,000 on the disposition).

Impairments on Properties and Land Held and Used

The Company determined that, due to the shortening of its expected period of ownership, which occurred during the second quarter 2021, the Company evaluated the recoverability of the carrying value of its office property in Hoboken, New Jersey, and determined that it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded an impairment charge of $6.0 million on the office property at June 30, 2021, which is included in property impairments on the consolidated statement of operations. Also as a result of the Company’s shortening of its expected holding period in the second quarter 2021, the Company evaluated the recoverability of the carrying values of its land parcels and determined that it was necessary to reduce the carrying values of a held-and-used developable land parcel located in Jersey City, New Jersey, to its estimated fair value and recorded in land and other impairment charges an amount of $7.5 million for the three and six months ended June 30, 2021.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2021, the Company had an aggregate investment of approximately $154.9 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties. As of June 30, 2021, the unconsolidated joint ventures owned: one office property aggregating approximately 0.1 million square feet, six multi-family properties totaling 1,786 apartment units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel, a development project for up to approximately 360 apartment units, which commenced initial operation in March 2021; and interests and/or rights to developable land parcels able to accommodate up to 1,621 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of June 30, 2021, such debt had a total borrowing capacity of up to $304.0 million of which the Company agreed to guarantee up to $33.2 million. As of June 30, 2021, the outstanding balance of such debt totaled $288.4 million of which $31.6 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $1.8 million and $0.6 million for such services in the three months ended June 30, 2021 and 2020, respectively. The Company had $0.3 million and $0.3 million in accounts receivable due from its unconsolidated joint ventures as of June 30, 2021 and December 31, 2020, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of June 30, 2021 are three unconsolidated development joint ventures, two of which are operating properties and one development project, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs. The Company’s aggregate investment in these VIEs was approximately $105.8 million as of June 30, 2021. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $139.8 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $34.0 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of June 30, 2021 and December 31, 2020 (dollars in thousands):

						Property Debt
	Number of		Company's	Carrying Value		As of June 30, 2021
	Apartment Units		Effective	June 30,	December 31,		Maturity		Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2021	2020	Balance	Date		Rate
Multi-family
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$2,851	$3,347	$60,767	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	6,320	6,667	82,000	11/10/26		3.21%
PI North - Riverwalk C (e)	360	units	40.00%	36,632	36,992	96,419	12/06/21	L+	2.75%
Riverpark at Harrison	141	units	45.00%	507	681	30,192	07/01/35		3.19%
Station House	378	units	50.00%	33,508	34,026	94,244	07/01/33		4.82%
Urby at Harborside (f)	762	units	85.00%	69,124	72,752	192,000	08/01/29		5.197%
PI North - Land (b) (g)	771	potential units	20.00%	1,678	1,678	-	-		-
Liberty Landing	850	potential units	50.00%	337	337	-	-		-
Office
12 Vreeland Road (h)	139,750	sf	50.00%	-	1,811	-	-		-
Offices at Crystal Lake	106,345	sf	31.25%	3,610	3,744	2,122	11/01/23		4.76%
Other
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	-	-	100,000	10/01/26		3.668%
Other (i)				347	347	-	-		-
Totals:				$154,914	$162,382	$657,744

(a)Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.

(b)The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.

(c)Through the joint venture, the Company also owns a 25 percent interest in a 50,973 square feet retail building ("Shops at 40 Park") and a 50 percent interest in a 59-unit, five story multi-family rental property ("Lofts at 40 Park").

(d)Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $36,500, bears interest at LIBOR +2.85 percent, matures in October 2023; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +1.50 percent and matures in October 2021; (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $18,200, which bears interest at LIBOR +1.50 percent and matures in January 2023.

(e)The venture has a construction loan with a maximum borrowing amount of $112,000, of which the Company has guaranteed 10 percent of the principal outstanding. The loan has a one-year extension option.

(f)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company has guaranteed $22 million of the principal outstanding debt.

(g)The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 771 apartment units.

(h)On April 29, 2021, the Company sold its interest in the joint venture for a gross sales price of approximately $2 million.

(i)The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Entity / Property Name	2021	2020	2021	2020
Multi-family
Metropolitan and Lofts at 40 Park	$(265)	$(195)	(496)	$(335)
RiverTrace at Port Imperial	(5)	35	(10)	133
Crystal House (c)	-	(181)	-	(340)
PI North - Riverwalk C (d)	(458)	-	(458)	-
Riverpark at Harrison	(76)	(66)	(126)	(125)
Station House	(454)	(672)	(819)	(1,139)
Urby at Harborside	1,680	(26)	936	(9)
PI North - Land	(62)	(119)	(118)	(238)
Office
12 Vreeland Road	2	147	2	258
Offices at Crystal Lake	(16)	54	(135)	75
Other
Riverwalk Retail (b)	-	-	-	(11)
Hyatt Regency Hotel Jersey City	-	(50)	-	(50)
Other	3	127	117	127

Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$349	$(946)	$(1,107)	$(1,654)

(a)Amounts are net of amortization of basis differences of $143 and $143 for the three months ended June 30, 2021 and 2020, respectively, and $286 and $295 for the six months ended June 30, 2021 and 2020, respectively.

(b)On March 12, 2020, the Company acquired its equity partner's 80 percent interest and increased ownership to 100 percent.

(c)On December 31, 2020, the Crystal House Apartment Investors LLC, an unconsolidated joint venture property sold its sole apartment property. The Company realized its share of the gain on the property sale from the unconsolidated joint venture of $35.1 million.

(d)The property commenced operations in second quarter 2021.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	June 30,	December 31,
(dollars in thousands)	2021	2020
Deferred leasing costs	$90,432	$112,421
Deferred financing costs - revolving credit facility (a)	6,684	5,559
	97,116	117,980
Accumulated amortization	(36,970)	(52,428)
Deferred charges, net	60,146	65,552
Notes receivable (b)	11,053	1,167
In-place lease values, related intangibles and other assets, net	46,430	71,608
Goodwill (c)	2,945	2,945
Right of use assets (d)	22,298	22,298
Prepaid expenses and other assets, net	30,507	35,971

Total deferred charges, goodwill and other assets, net (e)	$173,379	$199,541

(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of June 30, 2021 and December 31, 2020, respectively, an interest-free note receivable with a net present value of $0.9 million and $1.2 million which matures in April 2023. Also includes $10 million as of June 30, 2021 of seller-financing provided by the Company to the buyers of the Metropark portfolio. The receivable is secured against available cash of one of the properties disposed of and earns an annual return of four percent for 90 days after the disposition, with the interest rate increasing to 15 percent thereafter. The Company believes these balances are fully collectible.

(c)All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(d)This amount has a corresponding liability of $23.7 million, which is included in Accounts payable, accrued expense and other liabilities. See Note 13: Commitments and Contingencies – Ground Lease agreements for further details.

(e)Includes as of June 30, 2021 and December 31, 2020, $5.7 million and $42.5 million, respectively, for properties classified as discontinued operations.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of June 30, 2021 and December 31, 2020, the Company did not have any outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk.

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

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the six months ending June 30, 2021 and 2020 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative and Reclassification for Forecasted Transactions No Longer Probable of Occurring)		Total Amount of Interest Expense presented in the consolidated statements
	2021	2020		2021	2020		2021	2020	2021	2020

Three months ended June 30,

Interest rate swaps	$-	$-	Interest expense	$-	$-	Interest and other investment income (loss)	$-	$-	$(16,554)	$(20,611)

Six months ended June 30,

Interest rate swaps	$-	$-	Interest expense	$-	$16		$-	$-	$(34,164)	$(41,529)

Credit-risk-related Contingent Features

The Company had agreements with each of its derivative counterparties that contained a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness was accelerated by the lender due to the Company's default on the indebtedness. As of June 30, 2021, the Company did not have any outstanding derivatives.

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

	June 30,	December 31,
	2021	2020
Security deposits	$6,468	$5,289
Escrow and other reserve funds	9,679	8,918

Total restricted cash	$16,147	$14,207

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

In late 2019 and through June 30, 2021, the Company completed the sale of 34 of these suburban office properties, totaling 5.8 million square feet, for net sales proceeds of $989 million.  As of June 30, 2021, the Company has identified as held for sale the remaining two office properties (comprised of two disposal groups) in the Suburban Office Portfolio, totaling 0.5 million square feet (both of which the Company currently has under contract for sale for aggregate gross sales proceeds of approximately $54.3 million). In July 2021, the

Company completed the sale of one of the properties held for sale, which was a 237,000 square foot office property, for a gross sales price of $29 million. The net proceeds were used to repay the outstanding balance of 2021 Term Loan of $27 million.

The Company plans to complete the sale of substantially all of its remaining Suburban Office Portfolio properties during the remainder of 2021, and to use the available sales proceeds to pay down its corporate-level indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist primarily of its Jersey City and Hoboken, New Jersey waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of both of the remaining held for sale properties was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized held for sale loss allowance of $1.0 million and $2.1 million, respectively, during the three and six months ended June 30, 2021.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$5,845	$37,512	$27,482	$77,574
Operating and other expenses	(2,519)	(14,157)	(11,242)	(30,653)
Depreciation and amortization	(253)	(1,354)	(912)	(2,708)
Interest expense	(277)	(1,307)	(1,570)	(2,613)

Income from discontinued operations	2,796	20,694	13,758	41,600

Unrealized gains (losses) on disposition of rental property (a)	(951)	(11,929)	69	(56,997)
Realized gains (losses) on disposition of rental property (b)	3,031	-	24,792	17,322
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	2,080	(11,929)	24,861	(39,675)

Total discontinued operations, net	$4,876	$8,765	$38,619	$1,925

(a)Represents valuation allowances, including reversals, and impairment charges on properties classified as discontinued operations in 2020.

(b)See Note 3: Real Estate Transactions – Dispositions for further information regarding properties sold and related gains (losses).

8.     SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

	June 30,	December 31,	Effective
	2021	2020	Rate
4.500% Senior Unsecured Notes, due April 18, 2022 (1)	$-	$300,000	-%
3.150% Senior Unsecured Notes, due May 15, 2023 (1)	-	275,000	-%
Principal balance outstanding	-	575,000
Adjustment for unamortized debt discount	-	(1,504)
Unamortized deferred financing costs	-	(843)

Total senior unsecured notes, net	$-	$572,653

(1)On May 6, 2021, the Company retired these notes earlier than their maturity, using net sales proceeds from completed office property sales and borrowings under its 2021 credit facility and term loan. In conjunction with the notes being discharged, the Company incurred costs of $24.2 million (including a make-whole premium) which was expensed as loss from extinguishment of debt during the three and six months ended June 30, 2021. See Note 9: Revolving Credit Facility and Term Loans.

9.    REVOLVING CREDIT FACILITY AND TERM LOANS

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

The terms of the 2021 Credit Facility included: (1) a three year term ending in May 2024; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $250 million (subject to increase as discussed below), with a sublimit under the 2021 Credit Facility for the issuance of letters of credit in an amount not to exceed $50 million; and (3) a first priority lien in unencumbered properties of the Company with an appraised value greater than or equal to $800 million which must include the Company’s Harborside 2/3 and Harborside 5 properties; and (4) a facility fee payable quarterly equal to 35 basis points if usage of the 2021 Credit Facility is less than or equal to 50%, and 25 basis points if usage of the 2021 Credit Facility is greater than 50%.

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

On May 6, 2021, the Company drew the full $150 million available under the 2021 Term Loan and borrowed $145 million from the 2021 Credit Facility to retire the Company’s Senior Unsecured Notes. (See Note 8: Senior Unsecured Notes.) In June 2021, the Company paid down a total of $123 million of borrowings under the 2021 Term Loan, using proceeds from the Company’s suburban office property dispositions. On July 27, 2021, the Company repaid the outstanding balance of the 2021 Term Loan of $27 million, using proceeds from the disposition of a property held for sale as of June 30, 2021 (see Note 3: Recent Transactions – Real Estate Held for Sale/Discontinued Operations/Dispositions).

The terms of the 2017 Credit Facility included: (1) a four year term ending in January 2021, with two six month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million, with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below), of which $10.6 million of letters of credit had been issued as of May 6, 2021; (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintained a debt rating from Moody’s or S&P, or such debt ratings fell below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintained a debt rating from Moody’s or S&P or such debt ratings fell below Baa3 and BBB-, based on a defined leverage ratio. In January 2021, the Company elected to exercise the first option to extend the 2017 Credit Facility maturity date for a period of six months. Accordingly, the term of the 2017 Credit Facility was extended to July 2021, with the Company’s payment of the 7.5 basis point extension fee.

After electing to use the defined leverage ratio to determine the interest rate, the interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the borrowing capacity, payable quarterly in arrears, on the 2017 Credit Facility were based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base	Facility Fee
Total Leverage Ratio	Above LIBOR	Rate Loans	Basis Points
<45%	125.0	25.0	20.0
≥45% and <50%	130.0	30.0	25.0
≥50% and <55% (ratio through May 6, 2021)	135.0	35.0	30.0
≥55%	160.0	60.0	35.0

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

The Company was in compliance with its debt covenants under its revolving credit facility and term loan as of June 30, 2021.

As of June 30, 2021 the Company had borrowings of $162 million and $27 million under its revolving credit facility and term loan, respectively, and as of December 31, 2020, the Company’s borrowings under its revolving credit facility totaled $25 million and no outstanding borrowings under its term loan.

10.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of June 30, 2021, 20 of the Company’s properties, with a total carrying value of approximately $3.2 billion and three of the Company’s land and development projects, with a total carrying value of approximately $677 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants requirements under its mortgages and loans payable as of June 30, 2021.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

			Effective	June 30,	December 31,
Property/Project Name	Lender		Rate (a)	2021	2020	Maturity
Port Imperial South 4/5 Retail	American General Life & A/G PC		4.56%	$3,831	$3,866	12/01/21
Port Imperial South 9 (c)	Bank of New York Mellon	LIBOR+	2.13%	74,069	46,357	12/19/22
Portside 7	CBRE Capital Markets/FreddieMac		3.57%	58,998	58,998	08/01/23
Short Hills Residential (d)	People's United Bank	LIBOR+	2.15%	55,785	42,459	03/26/23
Port Imperial 4/5 Hotel (b)	Fifth Third Bank	LIBOR+	3.40%	89,000	94,000	04/01/23
250 Johnson	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers (e)	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
The Charlotte (f)	QuadReal Finance	LIBOR+	2.70%	214,278	161,544	12/01/24
Portside 5/6 (g)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
Marbella (BLVD 425)	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
Marbella II (BLVD 401)	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
101 Hudson	Wells Fargo CMBS		3.20%	250,000	250,000	10/11/26
Worcester	MUFG Union Bank	LIBOR+	1.84%	63,000	63,000	12/10/26
RXR - Short Hills (h)	Wells Fargo CMBS		4.15%	-	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
Monaco (BLVD 475 N/S) (i)	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Port Imperial South 11	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (j)	New York Community Bank		3.77%	160,000	160,000	07/01/29
111 River St.	Athene Annuity and Life Company		3.90%	150,000	150,000	09/01/29
Port Imperial South 4/5 Garage (k)	American General Life & A/G PC		4.85%	32,904	33,138	12/01/29
Emery at Overlook Ridge (l)	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				2,182,865	2,218,862
Unamortized deferred financing costs				(12,581)	(14,718)

Total mortgages, loans payable and other obligations, net				$2,170,284	$2,204,144

(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)The loan required an initial debt service coverage test for quarter ended September 30, 2020. Subsequent to September 30, 2020, the Company executed an agreement moving the initial debt service coverage test to March 31, 2021. In May 2021, the Company executed an agreement moving the initial debt service coverage test to September 30, 2021 and extend its maturity date to April 2023, with a six month extension option. The Company repaid $5 million of the outstanding principal and has guaranteed $14.5 million of the outstanding principal, subject to certain conditions.

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

(e)In January 2020, the Company increased the size of the loan on Liberty Towers to $265 million, generating $33 million of additional proceeds.

(f)This construction loan has a LIBOR floor of 2.0 percent, has a maximum borrowing capacity of $300 million and provides, subject to certain conditions, one one year extension option with a fee of 25 basis points.

(g) The Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.

(h)Properties which were collateral for this mortgage loan were disposed of on April 20, 2021. This mortgage loan does not permit early pre-payment. In April 2021, as a result of the disposal of the properties, the Company paid costs of approximately $22.6 million at closing to defease this loan, which was expensed as loss from extinguishment of debt in the second quarter 2021. See Note 3-Recent Transactions.

(i) In November 2020, the Company modified this mortgage loan, extending the maturity date from February 2021 to November 2027. As of June 30, 2021 the Company has an outstanding guaranty of $12 million subject to adjustment based on property occupancy levels.

(j)Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.

(k)The loan was modified to defer interest and principal payments for a six month period ending December 31, 2020. As of June 30, 2021, deferred interest of $0.8 million has been added to the principal balance.

(l)In December 2020, the Company obtained a new $72 million mortgage loan collateralized by the Emery that matures on January 1, 2031 and received net loan proceeds of $10.4 million after repaying its construction loan.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2021 and 2020 was $48,451,000 and $52,441,000 (of which $1,699,000 and $2,570,000 pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the six months ended June 30, 2021 and 2020 was $16,378,000 and $11,788,000, respectively (which amounts included $338,000 and $681,000 for the six months ended June 30, 2021 and 2020, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of June 30, 2021, the Company’s total indebtedness of $2,359,284,000 (weighted average interest rate of 3.60 percent) was comprised of $680,864,000 of revolving credit and term loan borrowings and other variable rate mortgage debt (weighted average rate of 8.30 percent) and fixed rate debt and other obligations of $1,678,420,000 (weighted average rate of 3.72 percent).

As of December 31, 2020, the Company’s total indebtedness of $2,801,797,000 (weighted average interest rate of 3.76 percent) was comprised of $427,419,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt and other obligations of $2,374,378,000 (weighted average rate of 3.83 percent).

11.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2021 and 2020 was $158,000 and $175,000, respectively, and $338,000 and $431,000 for the six months ended June 30, 2021 and 2020, respectively.

12.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2021 and December 31, 2020. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2021 and December 31, 2020.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, revolving credit facility, term loan and mortgages, loans payable and other obligations aggregated approximately $2,379,285,000 and $2,879,002,000 as compared to the book value of approximately $2,359,284,000 and $2,801,797,000 as of June 30, 2021 and December 31, 2020, respectively. The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

As of June 30, 2021, assumptions that were utilized in the fair value calculation included:

	Primary Valuation	Unobservable	Location	Range of
Description	Techniques	Assumptions	Type	Rates
Office properties held for sale and held and used on which the Company recognized impairment losses or unrealized allowance reversals	Sale prices per purchase and sale agreements, discounted cash flows and direct capitalization	Discount rates	Suburban	10%
			Waterfront	8%
		Capitalization rates	Suburban	8.5% - 9.25%
			Waterfront	5.75%
		Market rental rates per square foot	Suburban	$34.50
			Waterfront	$48.00 - $51.00
Land holdings held for sale and held and used on which the Company recognized impairment losses	Developable area and units and market rate per square foot or sale prices per purchase and sale agreements	Market rates per square foot	Suburban	$12.00
		Market rate per residential unit	Waterfront	$85,000

The Company identified two office properties (comprised of two disposal groups), a small retail pad leased to others and several developable land parcels as held for sale as of June 30, 2021 with an aggregate carrying value of $84.8 million. As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of three of the remaining held for sale properties and a land parcel held for sale was not expected to be recovered from estimated net sales proceeds and accordingly, during the three and six months ended June 30, 2021, recognized an unrealized held for sale loss allowance of $1.4 million and $2.6 million, respectively, for the properties and recorded land and other impairments of $0.4 million.

The Company determined that, due to the shortening of its expected period of ownership which occurred during the second quarter 2021, the Company evaluated the recoverability of the carrying value of its office property in Hoboken, New Jersey, and determined that it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded an impairment charge of $6.0 million on the office property at June 30, 2021, which is included in property impairments on the consolidated statement of operations. Also as a result of the Company’s shortening of its expected holding period in the second quarter 2021, the Company evaluated the recoverability of the carrying values of its land parcels and determined that it was necessary to reduce the carrying values of a held-and-used land parcel to its estimated fair value and recorded land and other impairment charges of $7.5 million for the three and six months ended June 30, 2021.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

The recent outbreak of COVID-19 worldwide has significantly slowed global economic activity and caused significant volatility in financial markets.  As such, there is currently significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy.  The current economic environment can and will be significantly adversely affected by many factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted.   In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of June 30, 2021.

13.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $49.5 million. The PILOT totaled $264,000 and $264,000 for the three months ended June 30, 2021 and 2020, respectively, and $528,000 and $528,000 for the six months ended June 30, 2021 and 2020, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $170.9 million. The PILOT totaled $1.1 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in December 2018. The annual PILOT is equal to two percent of Total Project Costs, as defined therein. The PILOT totaled $0.5 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein. The PILOT totaled $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022. The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration. The PILOT totaled $0.4 million and $0.4 million for the three months June 30, 2021 and 2020, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

The Monaco Towers agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years (expired in February 2021). The annual PILOT is equal to 10 percent of gross revenues, as defined. The PILOT totaled zero and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

The Marbella II agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein. The PILOT totaled $0.3 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively and $0.6 and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

The Port Imperial Parcel South 9 development project agreement with the City of Weehawken is for a term of 25 years following substantial completion, which is anticipated to occur in the third quarter 2021. The annual PILOT is equal to 11 percent of gross revenue for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined therein.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2021 and December 31, 2020, are as follows (dollars in thousands):

As of June 30, 2021
Year	Amount
July 1 through December 31, 2021	$848
2022	1,695
2023	1,702
2024	1,721
2025	1,728
2026 through 2101	152,980
Total lease payments	160,674
Less: imputed interest	(23,650)

Total	$137,024

As of December 31, 2020
Year	Amount
2021	$1,750
2022	1,750
2023	1,756
2024	1,776
2025	1,742
2026 through 2101	152,980
Total lease payments	161,754
Less: imputed interest	(138,152)

Total	$23,602

Ground lease expense incurred by the Company amounted to $380,000 and $680,000 for the three months ended June 30, 2021 and 2020, respectively, and $640,000 and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $22.3 million at June 30, 2021 for three ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 7.576 percent to 7.618 percent for the remaining ground lease terms ranging from 80.83 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $143.8 million, of which construction costs of $125.8 million has been incurred through June 30, 2021, is expected to be ready for occupancy in July 2021. The Company has funded $51.8 million as of June 30, 2021, and the remaining construction costs are expected to be funded from a $92 million construction loan (of which $74.0 million was drawn as of June 30, 2021).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $383.8 million has been incurred through June 30, 2021, is expected to be ready for occupancy in first quarter 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $214.3 million was drawn as of June 30, 2021).

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

Pursuant to the Letter Agreement, during the Term the Company will pay to MAG Partners a monthly fee of $150,000, subject to proration for any partial month (but continuing for a minimum of three months following commencement of the Term if the Term is ended by the Board for any reason other than for “cause”). MAG Partners is also eligible to receive a one-time cash sign-on bonus of $300,000 and, unless the Term is ended by the Board for “cause,” a one-time completion bonus of $200,000 at the end of the Term (but no later than March 12, 2021, when it was paid). In addition, the Company has granted to MAG Partners fully vested stock options to purchase up to 230,000 shares of common stock with an exercise price of $14.39 per share, and up to 100,000 shares of common stock with an exercise price of $20.00 per share, pursuant to a Stock Option Agreement by and between MAG Partners and the Company (the “Option Agreement”), of which 157,505 of the options were issued after shareholder approval at the Company’s 2021 Annual Meeting of Stockholders.

On June 9, 2021, the Company, appointed Anna Malhari as Executive Vice President and Chief Operating Officer of the Company. The

appointment is effective as of June 9, 2021 (the “Effective Date”).

The Company entered into, an amended and restated employment agreement dated as of June 9, 2021 with Ms. Malhari (the “Malhari Employment Agreement”) that provides as follows:

•  An initial term ending December 31, 2023, commencing on the Effective Date, subject to automatic annual renewals thereafter unless earlier terminated;

•  An annual base salary of $300,000, subject to potential merit increases (but not decreases) each year;

•  A target annual bonus opportunity of 100% of base salary (the “Target Bonus”), with a threshold bonus of 50% of the Target Bonus, and a maximum bonus of 150% of the Target Bonus, based on performance goals to be established annually by the Compensation Committee;

•  Promptly following the Effective Date, Ms. Malhari will be granted a one-time long-term incentive compensation award with a grant date fair value of $100,000, with 50% of such award subject to time-based vesting conditions and 50% of such award subject to performance-based vesting conditions;

•  Upon a termination without “cause” (as defined in the Employment Agreement) or by Ms. Malhari for “good reason” (as defined in the Employment Agreement), subject to execution of a release of claims, Ms. Malhari will be entitled to (i) cash severance equal to 1.5 times (the “Multiplier”) the sum of her base salary and Target Bonus, paid in a lump sum as soon as practicable following the date of termination, but, if such termination occurs within the period commencing 3 months prior to a “change in control” (as defined in the Malhari Employment Agreement) and ending one year following a “change in control,” the Multiplier will increase to 2.0 times; (ii) up to 18 months of continued medical coverage for Ms. Malhari and her dependents; (iii) accelerated vesting of time-based equity awards; and (iv) eligibility to vest in a prorated amount of outstanding performance-based equity awards, based on the amount of time Ms. Malhari remained employed during the applicable performance period and actual performance over the applicable performance period.

Under the Malhari Employment Agreement, Ms. Malhari will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during her employment and for one year following termination of employment, and perpetual confidentiality and non-disparagement covenants.

On May 13, 2021, the Company determined that effective May 13, 2021, Marshall Tycher would step down as an executive officer and employee of the Company. Mr. Tycher will serve in a consulting role as a senior advisor to the Company from May 14, 2021 through November 14, 2022 (the “Consulting Term”). The transitioning of Mr. Tycher to a senior advisor role is in furtherance of the Company’s strategic transformation with a focus on further simplification of the Company and realization of operational efficiencies that the Company believes will result in a streamlined organizational architecture that management anticipates will result in financial and operational benefits to the Company.

In connection with Mr. Tycher’s separation from the Company, Mr. Tycher entered into a separation and release agreement with the Company dated May 19, 2021 (the “Release”) and a separate Consulting and Cooperation Agreement dated as of May 13, 2021 between the Company and Mr. Tycher (the “Consulting Agreement”). Mr. Tycher’s separation from the Company has been deemed a termination without cause under the terms and conditions of Mr. Tycher’s existing employment agreement dated April 26, 2017 (the “Employment Agreement”).

Under the terms of the Release Agreement, and consistent with the terms of the Employment Agreement and the relevant award agreements, Mr. Tycher will:

•  immediately vest in 29,230 previously earned but unvested performance-based long-term incentive plan units (“LTIP Units”);

•  immediately vest in 31,963 unvested time-based LTIP Units and 1,162 time-vesting restricted stock units (“RSUs”) previously granted to Mr. Tycher;

•  be eligible to vest in a maximum of 162,290 performance-based LTIP Units and 2,153 performance-vesting RSUs previously granted to Mr. Tycher, subject to the achievement of applicable performance criteria over the performance period applicable under the award agreements governing such LTIP Units and RSUs; and

•  immediately forfeit 101,625 performance-based LTIPs and 48,960 PRSUs previously granted to Mr. Tycher.

Mr. Tycher otherwise is eligible to receive the severance payments and benefits upon a termination without cause (outside of a change in control) under his Employment Agreement described under the heading “Employment Contracts; Potential Payments Upon Termination or Change in Control—Marshall B. Tycher Employment Agreement,” as set forth in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2021, which descriptions are incorporated by reference herein.

Under the terms of the Consulting Agreement, Mr. Tycher will:

•  provide certain consulting, cooperation and transition services to the Company and general support, oversight and development services for the Company’s multi-family operations;

•  receive a monthly consulting fee of $33,334 during the first twelve (12) months of the Consulting Term;

•  be eligible to receive, upon and subject to the occurrence of thirteen separate milestone events to the extent each such milestone event may occur during the Consulting Term, a success fee ranging from $50,000 to $150,000 per milestone, up to a maximum aggregate of $1,250,000 if all milestones are achieved during the Consulting Term;

•  be eligible for continued vesting in 12,720 time-based LTIP Units and 54,155 time-vesting RSUs previously granted to Mr. Tycher, subject to Mr. Tycher’s performance of the Consulting Agreement through the end of the Consulting Term;

•  be eligible for continued vesting in a maximum of 72,688 performance-based LTIP Units previously granted to Mr. Tycher, subject to Mr. Tycher’s performance of the Consulting Agreement through the end of the Consulting Term and the achievement of applicable performance criteria over the performance period applicable under the award agreements governing such LTIP Units; and

•  be eligible for continued vesting in 18,387 performance-based LTIP Units and 51,393 performance-vesting RSUs previously granted to Mr. Tycher, in each case subject to Mr. Tycher’s achievement of certain performance milestones set forth in the Consulting Agreement and the achievement of the applicable performance criteria over the performance period applicable under the award agreements governing such LTIP Units and RSUs.

During the three months ended June 30, 2021, the Company’s total costs incurred, net of LTIP forfeitures, relating to the management restructuring activities discussed above, including the severance and related costs for the departure of the Company’s former executive officers, as well as other terminated employees, amounted to $7.1 million ($6.0 million of which was included in general and administrative expense and $1.1 million of which was included in operating service). During the six months ended June 30, 2021, the Company’s total costs incurred, net of LTIP forfeitures, relating to the management restructuring activities discussed above, including the severance and related costs for the departure of the Company’s former executive officer and the departure of the Company’s former interim chief executive officer, as well as other terminated employees, amounted to $10.2 million ($8.4 million of which was included in general and administrative expense and $1.8 million of which was included in operating services expense).

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of June 30, 2021, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, six of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of June 30, 2021, with an aggregate carrying value of approximately $1.1 billion, are subject to these conditions.

As of July 2021, the Company has outstanding stay-on award agreements with 40 employees, which provides them with the potential to receive compensation, in cash or Company stock, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified.  The total potential cost of such awards is currently estimated to be up to approximately $5.6 million, including the potential future issuance of up to 82,629 shares of the Company’s common stock.  Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, which all occurred in late 2020 and early 2021 and all other conditions were satisfied.

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

14.    TENANT LEASES

The Company’s consolidated office properties are leased to tenants under operating leases with various expiration dates through 2042. Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of June 30, 2021
Year	Amount
July 1 through December 31, 2021	$58,200
2022	115,749
2023	113,972
2024	97,780
2025	93,525
2026 and thereafter	505,081

Total	$984,307

As of December 31, 2020
Year	Amount
2021	$117,228
2022	114,101
2023	108,406
2024	92,605
2025	88,309
2026 and thereafter	462,920

Total	$983,569

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

•second, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a 6% annual return (the “RRT Base Return”) on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future; and

•third, pro rata to Rockpoint and RRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at June 30, 2021, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units).

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

•fifth, pro rata to Rockpoint and RRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at June 30, 2021, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units); and

•sixth, to Rockpoint and RRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to RRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at June 30, 2021, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to RRT in respect of Preferred Units and 87.728% to RRT in respect of Common Units).

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

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of June 30, 2021. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $474 million as of June 30, 2021.

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

The following tables set forth the changes in Redeemable noncontrolling interests for the three months ended June 30, 2021 and 2020, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at April 1, 2021	$52,324	$462,943	$515,267
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	462,943	515,267
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	1,705	1,705
Balance at June 30, 2021	$52,324	$464,648	$516,972

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at April 1, 2020	$52,324	$454,158	$506,482
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	454,158	506,482
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	2,473	2,473
Balance at June 30, 2020	$52,324	$456,631	$508,955

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2021	$52,324	$460,973	$513,297
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	460,973	513,297
Income Attributed to Noncontrolling Interests	910	12,032	12,942
Distributions	(910)	(12,032)	(12,942)
Redemption Value Adjustment	-	3,675	3,675

Redeemable noncontrolling interests as of June 30, 2021	$52,324	$464,648	$516,972

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2020	$52,324	$451,058	$503,382
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	451,058	503,382
Income Attributed to Noncontrolling Interests	910	12,032	12,942
Distributions	(910)	(12,032)	(12,942)
Redemption Value Adjustment	-	5,573	5,573

Redeemable noncontrolling interests as of June 31, 2020	$52,324	$456,631	$508,955

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

The following table reflects the activity of the General Partner capital for the six months ended June 30, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Opening Balance	$1,406,823	$1,434,143	$1,398,817	$1,493,699
Net loss available to common shareholders	(72,079)	(34,887)	(64,456)	(74,811)
Common stock distributions	-	-	-	(18,119)
Redeemable noncontrolling interests	(1,550)	(2,236)	(3,341)	(5,040)
Redemption of common units for common stock	2,716	-	2,716	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	11	11	29	30
Directors' deferred compensation plan	66	57	138	139
Stock Compensation	1,239	334	1,885	764
Cancellation of common stock	-	-	(118)	-
Other comprehensive income (loss)	-	-	-	18
Rebalancing of ownership percent between parent and
subsidiaries	(2,000)	1,611	(444)	2,353
Balance at June 30	$1,335,226	$1,399,033	$1,335,226	$1,399,033

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”). The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of June 30, 2021, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million. Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

STOCK OPTION PLANS

In May 2013, the General Partner established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares had been reserved for issuance. In June 2021, stockholders of the Company approved amendments to the 2013 Plan to increase the total shares reserved for issuance under the plan from 4,600,000 to 6,565,000 shares. In March 2021, the General Partner granted 950,000 stock options to the chief executive officer as an employment “inducement award” that is intended to comply with New York Stock Exchange Rule 303A.08.

In connection with Ms. Gilmartin’s appointment as the Company’s interim Chief Executive Officer, the Company granted to MAG Partners fully vested stock options to purchase up to 230,000 shares of common stock with an exercise price of $14.39 per share, and up to 100,000 shares of common stock with an exercise price of $20.00 per share, of which 157,505 of the options were issued after shareholder approval at the Company’s 2021 Annual Meeting of Stockholders on June 9, 2021. See Note 13-Commitments and Contingencies.

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

There were no stock options that were exercised under any stock option plans for the six months ended June 30, 2021 and 2020, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of June 30, 2021 and December 31, 2020, the stock options outstanding had a weighted average remaining contractual life of approximately 4.3 and 3.6 years, respectively.

The Company recognized stock options expense of $224,000 and zero for the three months ended June 30, 2021 and 2020, respectively, and $338,000 and zero for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, the Company had $1.1 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 1.7 years. The Company recognized AO LTIP unit expense of $155,000 and $155,000 for the three months ended June 30, 2021 and 2020, respectively, and $310,000 and $310,000 for the six months ended June 30, 2021 and 2020, respectively.

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

LTIP Units will remain subject to forfeiture depending on the extent that the 2019 LTIP Awards, 2020 LTIP Awards, J Series 2021 LTIP Awards and 2021 RSU LTIP Awards vest. The number of LTIP Units to be issued initially to recipients of the 2019 PBV LTIP Awards, 2020 PBV LTIP Awards, J Series LTIP Awards and PRSUs is the maximum number of LTIP Units or common stock that may be earned under the awards. The number of LTIP Units or common stock that actually vest for each award recipient will be determined at the end of the performance measurement period. For the 2019 LTIP Awards, 2020 LTIP Awards and PRSUs, TSR for the Company and for the Index over the three year measurement period and other circumstances will determine how many LTIP Units or common units vest for each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date. For the J Series LTIP Awards, achievement of the sales performance milestone will determine how many LTIP Units vest for Mr. Cardoso, and if the amount vested is fewer than the number issued, the balance will be forfeited as of the end of the Measurement Period.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a Common Unit but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2019 TBV LTIP Units and 2020 TBV LTIP Units or the end of the measurement period for the 2019 PBV LTIP Units, 2020 PBV LTIP Units and J Series 2021 PBV LTIP Units, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a Common Unit. Prior to vesting, recipients of TRSUs will be entitled to receive TRSU dividend equivalent amounts which shall be paid concurrently with the common cash dividend. Prior to vesting, recipients of PRSUs and OPRSUs will not be entitled to receive dividend equivalent amounts. PRSU and OPRSU dividend equivalent amounts will accrue but shall only become payable upon vesting of the PRSUs and OPRSUs.

As of June 30, 2021, the Company had $7.2 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

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

During the three months ended June 30, 2021 and 2020, 3,798 and 3,907 deferred stock units were earned, respectively. During the six months ended June 30, 2021 and 2020, 8,381 and 9,710 deferred stock units were earned, respectively. As of June 30, 2021 and December 31, 2020, there were 28,862 and 17,854 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the three and six months ended June 30, 2021 and 2020 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPS	2021	2020	2021	2020
Loss from continuing operations	$(78,907)	$(41,699)	$(99,129)	$(72,703)
Add (deduct): Noncontrolling interests in consolidated joint ventures	1,198	829	2,533	1,005
Add (deduct): Noncontrolling interests in Operating Partnership	7,669	4,527	9,974	8,089
Add (deduct): Redeemable noncontrolling interests	(6,471)	(6,471)	(12,942)	(12,942)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(1,550)	(2,236)	(3,341)	(5,040)
Loss from continuing operations available to common shareholders	(78,061)	(45,050)	(102,905)	(81,591)
Income (loss) from discontinued operations available to common shareholders	4,432	7,927	35,108	1,740
Net loss available to common shareholders for basic earnings per share	$(73,629)	$(37,123)	$(67,797)	$(79,851)

Weighted average common shares	90,774	90,629	90,733	90,622

Basic EPS:
Loss from continuing operations available to common shareholders	$(0.86)	$(0.50)	$(1.13)	$(0.90)
Income (loss) from discontinued operations available to common shareholders	0.05	0.09	0.38	0.02
Net loss available to common shareholders	$(0.81)	$(0.41)	$(0.75)	$(0.88)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPS	2021	2020	2021	2020
Net loss from continuing operations available to common shareholders	$(78,061)	$(45,050)	$(102,905)	$(81,591)
Add (deduct): Noncontrolling interests in Operating Partnership	(7,669)	(4,527)	(9,974)	(8,089)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(155)	(237)	(334)	(533)
Loss from continuing operations for diluted earnings per share	(85,885)	(49,814)	(113,213)	(90,213)
Income (loss) from discontinued operations for diluted earnings per share	4,876	8,765	38,619	1,925
Net loss available for diluted earnings per share	$(81,009)	$(41,049)	$(74,594)	$(88,288)

Weighted average common shares	99,873	100,213	99,817	100,198

Diluted EPS:
Loss from continuing operations available to common shareholders	$(0.86)	$(0.50)	$(1.13)	$(0.90)
Income (loss) from discontinued operations available to common shareholders	0.05	0.09	0.38	0.02
Net loss available to common shareholders	$(0.81)	$(0.41)	$(0.75)	$(0.88)

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic EPS shares	90,774	90,629	90,733	90,622
Add: Operating Partnership – common and vested LTIP units	9,099	9,584	9,084	9,576
Diluted EPS Shares	99,873	100,213	99,817	100,198

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

Dividends declared per common share for the three-month periods ended June 30, 2021 and 2020 was zero and $0.20 per share, respectively. Dividends declared per common share for the six-month periods ended June 30, 2021 and 2020 were zero and $0.40 per share, respectively.

Mack-Cali Realty, L.P.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPU	2021	2020	2021	2020
Loss from continuing operations	$(78,907)	$(41,699)	$(99,129)	$(72,703)
Add (deduct): Noncontrolling interests in consolidated joint ventures	1,198	829	2,533	1,005
Add (deduct): Redeemable noncontrolling interests	(6,471)	(6,471)	(12,942)	(12,942)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(1,705)	(2,473)	(3,675)	(5,573)
Loss from continuing operations available to unitholders	(85,885)	(49,814)	(113,213)	(90,213)
Income (loss) from discontinued operations available to unitholders	4,876	8,765	38,619	1,925
Net loss available to common unitholders for basic earnings per unit	$(81,009)	$(41,049)	$(74,594)	$(88,288)

Weighted average common units	99,873	100,213	99,817	100,198

Basic EPU:
Loss from continuing operations available to unitholders	$(0.86)	$(0.50)	$(1.13)	$(0.90)
Income (loss) from discontinued operations available to unitholders	0.05	0.09	0.38	0.02
Net loss available to common unitholders for basic earnings per unit	$(0.81)	$(0.41)	$(0.75)	$(0.88)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPU	2021	2020	2021	2020
Net loss from continuing operations available to common unitholders	$(85,885)	$(49,814)	$(113,213)	$(90,213)
Income (loss) from discontinued operations for diluted earnings per unit	4,876	8,765	38,619	1,925
Net loss available to common unitholders for diluted earnings per unit	$(81,009)	$(41,049)	$(74,594)	$(88,288)

Weighted average common unit	99,873	100,213	99,817	100,198

Diluted EPU:
Loss from continuing operations available to common unitholders	$(0.86)	$(0.50)	$(1.13)	$(0.90)
Income (loss) from discontinued operations available to common unitholders	0.05	0.09	0.38	0.02
Net loss available to common unitholders	$(0.81)	$(0.41)	$(0.75)	$(0.88)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2020	2020
Basic EPU units	99,873	100,213	99,817	100,198
Diluted EPU Units	99,873	100,213	99,817	100,198

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

Distributions declared per common unit for the three-month periods ended June 30, 2021 and 2020 was zero and $0.20 per unit, respectively. Distribution declared per common share for the six-month periods ended June 30, 2021 and 2020 were zero and $0.40 per unit, respectively.

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

The following table reflects the activity of noncontrolling interests for the six months ended June 30, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Opening Balance	$182,693	$198,017	$193,563	$205,776
Net (loss) income	(1,952)	1,953	3,946	4,033
Unit distributions	639	790	643	(1,480)
Redeemable noncontrolling interests	(6,626)	(6,708)	(13,276)	(13,475)
Change in noncontrolling interests in consolidated joint ventures	175	(83)	185	133
Redemption of common units for common stock	(2,716)	-	(2,716)	-
Redemption of common units	(410)	-	(10,869)	(2,141)
Stock compensation	1,304	2,105	3,187	4,205
Cancellation of unvested LTIP units	-	-	-	(201)
Other comprehensive income (loss)	-	-	-	(34)
Rebalancing of ownership percentage between parent and subsidiaries	2,000	(1,611)	444	(2,353)
Balance at June 30	$175,107	$194,463	$175,107	$194,463

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2021, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.4 million as of June 30, 2021.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)

Common Units

During the six months ended June 30, 2021, the Company redeemed 678,302 common units at their fair market value of $10.5 million, which was included as part of the buyer’s purchase consideration in the disposition of an office property in January 2021. See Note 3: Recent Transactions. During the six months ended June 30, 2021, the Company redeemed for cash 24,860 common units at their fair value of $0.4 million.

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

Noncontrolling Interests Ownership in Operating Partnership

As of June 30, 2021 and December 31, 2020, the noncontrolling interests common unitholders owned 9.0 percent and 9.6 percent of the Operating Partnership, respectively.

NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES (applicable to General Partner and Operating Partnership)

The Company consolidates certain joint ventures in which it has ownership interests. Various entities and/or individuals hold noncontrolling interests in these ventures.

PARTICIPATION RIGHTS

The Company’s interests in a potential future development provides for the initial distributions of net cash flow solely to the Company, and thereafter, other parties have participation rights in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an IRR of 10 percent per annum.

18.    SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio. The Company’s multi-family services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the six months ended June 30, 2021 and 2020. The Company had no long lived assets in foreign locations as of June 30, 2021 and December 31, 2020. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the six months ended June 30, 2021 and 2020 and selected asset information as of June 30, 2021 and December 31, 2020 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
June 30, 2021	$41,446	$40,279	$(478)	$81,247
June 30, 2020	36,307	38,234	(344)	74,197
Six months ended:
June 30, 2021	80,701	77,596	(957)	157,340
June 30, 2020	77,403	81,081	(683)	157,801

Total operating and
interest expenses (a):
Three months ended:
June 30, 2021	$16,306	$30,909	$27,732	$74,947
June 30, 2020	16,277	22,144	32,243	70,664
Six months ended:
June 30, 2021	35,973	53,065	52,182	141,220
June 30, 2020	36,473	44,917	60,914	142,304

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
June 30, 2021	$(14)	$363	$-	$349
June 30, 2020	(377)	(569)	-	(946)
Six months ended:
June 30, 2021	(133)	(974)	-	(1,107)
June 30, 2020	(494)	(1,160)	-	(1,654)

Net operating income (loss) (b):
Three months ended:
June 30, 2021	$25,126	$9,733	$(28,210)	$6,649
June 30, 2020	19,653	15,521	(32,587)	2,587
Six months ended:
June 30, 2021	44,595	23,557	(53,139)	15,013
June 30, 2020	40,436	35,004	(61,597)	13,843

Total assets:
June 30, 2021	$1,257,056	$3,304,351	$30,070	$4,591,477
December 31, 2020	1,881,161	3,249,516	17,109	5,147,786

Total long-lived assets (c):
June 30, 2021	$1,109,042	$3,101,034	$(1,642)	$4,208,434
December 31, 2020	1,693,054	3,035,485	(1,411)	4,727,128

Total investments in
unconsolidated joint ventures:
June 30, 2021	$3,610	$151,304	$-	$154,914
December 31, 2020	5,555	156,827	-	162,382

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

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net operating income	$6,649	$2,587	$15,013	$13,843
Add (deduct):
Depreciation and amortization	(28,893)	(27,440)	(57,066)	(61,335)
Land and other impairments	(7,519)	(16,846)	(7,932)	(22,109)
Property impairments	(6,041)	-	(6,041)	-
Gain on change of control of interests	-	-	-	-
Realized gains (losses) and unrealized losses on disposition of
rental property, net	3,521	-	3,521	(7,915)
Gain on disposition of developable land	111	-	111	4,813
Gain on sale from unconsolidated joint ventures	-	-	-	-
Loss from extinguishment of debt, net	(46,735)	-	(46,735)	-
Loss from continuing operations	(78,907)	(41,699)	(99,129)	(72,703)
Discontinued operations
Income from discontinued operations	2,796	20,694	13,758	41,600
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	2,080	(11,929)	24,861	(39,675)
Total discontinued operations, net	4,876	8,765	38,619	1,925
Net loss	(74,031)	(32,934)	(60,510)	(70,778)
Noncontrolling interests in consolidated joint ventures	1,198	829	2,533	1,005
Noncontrolling interests in Operating Partnership	7,669	4,527	9,974	8,089
Noncontrolling interest in discontinued operations	(444)	(838)	(3,511)	(185)
Redeemable noncontrolling interests	(6,471)	(6,471)	(12,942)	(12,942)
Net loss available to common shareholders	$(72,079)	$(34,887)	$(64,456)	$(74,811)

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net operating income	$6,649	$2,587	$15,013	$13,843
Add (deduct):
Depreciation and amortization	(28,893)	(27,440)	(57,066)	(61,335)
Land and other impairments	(7,519)	(16,846)	(7,932)	(22,109)
Property impairments	(6,041)	-	(6,041)	-
Realized gains (losses) and unrealized losses on disposition of
rental property, net	3,521	-	3,521	(7,915)
Gain on disposition of developable land	111	-	111	4,813
Loss from extinguishment of debt, net	(46,735)	-	(46,735)	-
Loss from continuing operations	(78,907)	(41,699)	(99,129)	(72,703)
Discontinued operations
Income from discontinued operations	2,796	20,694	13,758	41,600
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	2,080	(11,929)	24,861	(39,675)
Total discontinued operations, net	4,876	8,765	38,619	1,925
Net loss	(74,031)	(32,934)	(60,510)	(70,778)
Noncontrolling interests in consolidated joint ventures	1,198	829	2,533	1,005
Redeemable noncontrolling interests	(6,471)	(6,471)	(12,942)	(12,942)
Net loss available to common unitholders	$(79,304)	$(38,576)	$(70,919)	$(82,715)

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

As of June 30, 2021, the Company owns or has interests in 38 properties (collectively, the “Properties”), consisting of 10 office properties, totaling approximately 5.5 million square feet leased to approximately 110 commercial tenants, 20 multi-family rental properties containing 6,018 apartment units, four parking/retail properties, totaling approximately 108,000 square feet, three hotels containing 723 rooms and one parcel of land leased to a third party. The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 1.4 million square feet of additional commercial space and approximately 8,500 apartment units.

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

In late 2019 and through June 30, 2021, the Company completed the sale of 34 of these suburban office properties, totaling 5.8 million square feet, for net sales proceeds of $989 million.  As of June 30, 2021, the Company has identified as held for sale the remaining two office properties (comprised of two identified disposal groups) in the Suburban Office Portfolio, totaling 0.5 million square feet (both of which the Company currently has under contract for sale for aggregate gross sales proceeds of approximately $54.3 million. In July 2021, the Company completed the sale of one of the properties held for sale, which was a 237,000 square foot office property, for a gross sales price of $29 million. The net proceeds were used to repay the outstanding balance of 2021 Term Loan of $27 million.

The Company plans to complete the sale of substantially all of its remaining Suburban Office Portfolio properties during the remainder of 2021, and to use the available sales proceeds to pay down its corporate-level indebtedness. However, the Company cannot predict whether or to what extent the timing of these sales and the expected amount may be impacted by the ongoing coronavirus (“COVID-19”). After the completion of the Suburban Office Portfolio sales, the Company’s holdings will consist primarily of its Jersey City and Hoboken, New Jersey waterfront class A office portfolio and its multi-family rental portfolio, and related development projects and land holdings.

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

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the percentage of leased space has declined or stabilized. The percentage leased in the Company’s stabilized core operating commercial properties included in its Consolidated Properties aggregating 5.3 million, 6.8 million and 10.1 million square feet at June 30, 2021, March 31, 2021 and June 30, 2020, respectively, was 74.7 percent leased at June 30, 2021 as compared to 74.2 percent leased at March 31, 2021 and 80.3 percent leased at June 30, 2020 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of June 30, 2021, March 31, 2021 and June 30, 2020 aggregate zero, 5,004 and 18,457 square feet, respectively, or 0.0, 0.1 and 0.2 percentage of the net rentable square footage, respectively. Rental rates (including escalations) on the Company’s core commercial space that was renewed (based on first rents payable) during the three months ended June 30, 2021 (on 17,223 square feet of renewals) decreased an average of 4.8 percent compared to rates that were in effect under the prior leases, as compared to a 12.7 percent increase during the three months ended June 30, 2020 (on 137,758 square feet of renewals). Estimated lease costs for the renewed leases during the three months ended June 30, 2021 averaged $3.31 per square foot per year for a weighted average lease term of 6.1 years, and estimated lease costs for the renewed leases during the three months ended June 30, 2020 averaged $3.86 per square foot per year for a weighted average lease term of 2.8 years. The Company believes, although there can be no assurance, that vacancy rates at most of its commercial properties have begun to bottom as the majority of the known move-outs at its waterfront portfolio have already occurred. As of June 30, 2021, commercial leases which comprise approximately 5.5 and 3.3 percent of the Company’s annualized base rent are scheduled to expire during the years ending December 31, 2021 and 2022, respectively. With the current rental rate results the Company has achieved in its core markets recently, the Company believes, although there can be no assurance, that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If recent leasing results continue to decline in 2021, the Company may receive less revenue from the same space.

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

•results of operations for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, and

•liquidity and capital resources.

Recent Transactions

Properties Commencing Initial Operations

The following property commenced initial operations during the six months ended June 30, 2021 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/21	The Upton (a)	Short Hills, NJ	Multi-Family	193	$99,980
Totals				193	$99,980

(a)As of June 30, 2021, 157 apartment units are currently available for occupancy. The development costs included approximately $2.9 million in land costs.

Additionally, a land lease located in Parsippany, New Jersey, with two restaurant tenants, also commenced initial operations during the three months ended March 31, 2021. Development costs incurred amounted to $5.1 million. This land lease was sold by the Company on June 30, 2021.

Real Estate Held for Sale/Discontinued Operations/Dispositions

The Company identified two office properties (comprised of two disposal groups) totaling 0.5 million square feet (See Note 7: Discontinued Operations – to the Financial Statements), a small retail pad leased to others and several developable land parcels as held for sale as of June 30, 2021. The total estimated sales proceeds, net of expected selling costs, from the sales of the remaining assets held for sale are expected to be approximately $108.4 million, however there can be no assurance of the amount and timing of any such sales proceeds. In July 2021, the Company completed the sale of one of the properties held for sale, which was a 237,000 square foot office property, for a gross sales price of $29 million. The net proceeds were used to repay the outstanding balance of 2021 Term Loan of $27 million. As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of three of the remaining held for sale properties and a land parcel held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and six months ended June 30, 2021, respectively, recognized an unrealized held for sale loss allowance of $1.4 million and $2.6 million for the properties (of which $1.0 million and $2.1 million is included in discontinued

operations) and also recorded land and other impairments of $0.4 million.

The Company disposed of the following rental properties during the six months ended June 30, 2021 (dollars in thousands):

										Discontinued
										Operations:
									Realized	Realized
									Gains	Gains
				Rentable		Net		Net	(Losses)/	(losses)/
Disposition			# of	Square	Property	Sales		Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Type	Proceeds		Value	Losses, net	Losses, net
01/13/21	100 Overlook Center	Princeton, New Jersey	1	149,600	Office	$34,724	(a)	$26,488		$8,236
03/25/21	Metropark portfolio	Edison and Iselin, New Jersey	4	926,656	Office	247,351		233,826		13,525
04/20/21	Short Hills portfolio (b)	Short Hills, New Jersey	4	828,413	Office	248,664		245,800		2,864
06/11/21	Red Bank portfolio	Red Bank, New Jersey	5	659,490	Office	80,730		78,364		2,366
06/30/21	Retail land leases	Hanover and Parsippany, New Jersey	-	-	Land Lease	41,957		37,951	$4,006	-
Sub-total			14	2,564,159		653,426		622,429	4,006	26,991

Unrealized gains(losses) on real estate held for sale									(485)	(2,130)
Totals			14	2,564,159		$653,426		$622,429	$3,521	$24,861

(a)As part of the consideration from the buyer, 678,302 Common Units were redeemed by the Company at book value of $10.5 million, which was a non-cash portion of this sales transaction. The balance of the proceeds was received in cash and used to repay the Company's borrowings on its unsecured revolving credit facility. See Note 17: Noncontrolling Interests in Subsidiaries - Noncontrolling Interests in Operating Partnership.

(b)The mortgage loan encumbering three of the properties was defeased at closing, for which the Company incurred costs of $22.6 million. These costs were expensed as loss from extinguishment of debt during the three months ended June 30, 2021.

On May 24, 2021, the Company disposed of a developable land parcel located in Hamilton, New Jersey, for net sales proceeds of $745,000 (and recorded a net gain of $111,000 on the disposition).

Impairments on Properties and Land Held and Used

The Company determined that, due to the shortening of its expected period of ownership which occurred during the second quarter 2021, the Company evaluated the recoverability of the carrying value of its office property in Hoboken, New Jersey, and determined that it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded an impairment charge of $6.0 million on the office property at June 30, 2021, which is included in property impairments on the consolidated statement of operations. Also as a result of the Company’s shortening of its expected holding period in the second quarter 2021, the Company evaluated the recoverability of the carrying values of its land parcels and determined that it was necessary to reduce the carrying values of a held-and-used developable land parcel located in Jersey City, New Jersey, to its estimated fair value and recorded in land and other impairment charges an amount of $7.5 million for the three and six months ended June 30, 2021.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2021 (“2021”), as compared to the three and six months ended June 30, 2020 (“2020”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2020 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2019 (for the six-month period comparisons) excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2020 through June 30, 2021; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2020 through June 30, 2021 (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2020 through June 30, 2021 (for the six-month period comparisons) and (iii) the effect of “Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2020 through June 30, 2021.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Revenue from rental operations and other:
Revenue from leases	$68,936	$66,357	$2,579	3.9%
Parking income	3,484	3,034	450	14.8
Hotel income	2,714	772	1,942	251.6
Other income	3,520	1,279	2,241	175.2
Total revenues from rental operations	78,654	71,442	7,212	10.1

Property expenses:
Real estate taxes	12,222	10,777	1,445	13.4
Utilities	3,151	3,113	38	1.2
Operating services	19,090	15,842	3,248	20.5
Total property expenses	34,463	29,732	4,731	15.9

Non-property revenues:
Real estate services	2,593	2,755	(162)	(5.9)
Total non-property revenues	2,593	2,755	(162)	(5.9)

Non-property expenses:
Real estate services expenses	3,213	3,085	128	4.1
General and administrative	18,067	16,966	1,101	6.5
Dead deal and transaction-related costs	2,745	277	2,468	891.0
Depreciation and amortization	28,893	27,440	1,453	5.3
Property impairments	6,041	-	6,041	-
Land and other impairments	7,519	16,846	(9,327)	(55.4)
Total non-property expenses	66,478	64,614	1,864	2.9
Operating income (loss)	(19,694)	(20,149)	455	2.3
Other (expense) income:
Interest expense	(16,554)	(20,611)	4,057	19.7
Interest and other investment income (loss)	95	7	88	1,257.1
Equity in earnings (loss) of unconsolidated joint ventures	349	(946)	1,295	136.9
Realized gains (losses) and unrealized losses on disposition
of rental property, net	3,521	-	3,521	-
Gain on disposition of developable land	111	-	111	-
Gain on sale from unconsolidated joint ventures	-	-	-	-
Loss from extinguishment of debt, net	(46,735)	-	(46,735)	-
Total other (expense) income	(59,213)	(21,550)	(37,663)	(174.8)
Loss from continuing operations	(78,907)	(41,699)	(37,208)	(89.2)
Discontinued operations:
Income from discontinued operations	2,796	20,694	(17,898)	(86.5)
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	2,080	(11,929)	14,009	117.4
Total discontinued operations	4,876	8,765	(3,889)	(44.4)
Net loss	$(74,031)	$(32,934)	$(41,097)	(124.8)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2021, as compared to 2020, divided into Same-Store Properties, Acquired Properties and Properties Sold in 2020 and 2021 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2020 and 2021
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$2,579	3.9%	$3,003	4.5%	$381	0.6%	$(805)	(1.2)%
Parking income	450	14.8	455	14.9	23	0.8	(28)	(0.9)
Hotel income	1,942	251.6	1,942	251.6	-	-	-	-
Other income	2,241	175.2	2,212	172.9	47	3.7	(18)	(1.4)
Total	$7,212	10.1%	$7,612	10.7%	$451	0.6%	$(851)	(1.2)%

Property expenses:
Real estate taxes	$1,445	13.4%	$1,391	12.9%	$169	1.6%	$(115)	(1.1)%
Utilities	38	1.2	64	2.0	16	0.5	(42)	(1.3)
Operating services	3,248	20.5	3,182	20.1	319	2.0	(253)	(1.6)
Total	$4,731	15.9%	$4,637	15.6%	$504	1.7%	$(410)	(1.4)%

OTHER DATA:
Number of Consolidated Properties	27		26		1		36
Commercial Square feet (in thousands)	4,916		4,916		-		5,269
Multi-family portfolio (number of units)	4,232		4,039		193		1,025

Revenue from leases. Revenue from leases for the Same-Store Properties increased $3.0 million, or 4.5 percent, for 2021 as compared to 2020, due primarily to an increase in lease-up of the multifamily rental properties in 2021 as compared to 2020.

Parking income. Parking income for the Same-Store Properties increased $0.5 million, or 14.9 percent, for 2021 as compared to 2020, due primarily to an increase in usage at commercial properties in 2021, as compared to 2020, which was more impacted by the COVID-19 pandemic.

Hotel income. Hotel income for the Same-Store Properties increased $1.9 million, or 251.6 percent million, for 2021 as compared to 2020 due to the partial shutdown of hotel operations due to the COVID-19 pandemic in 2020, with the full re-opening occurring in 2021.

Other income. Other income for the Same-Store Properties increased $2.2 million, or 172.9 percent, for 2021 as compared to 2020, due primarily to the recognition in 2021 of a forfeited deposit on a dead deal and post sales items received in 2021 as compared to 2020.

Real estate taxes. Real estate taxes for the Same-Store Properties increased $1.4 million, or 12.9 percent, for 2021 as compared to 2020, due primarily to receipts in 2020 of $0.9 million of prior-year tax refunds as well as higher tax rates for the Company’s office properties in Jersey City, New Jersey, in 2021, as compared to 2020.

Utilities. Utilities for the Same-Store Properties were relatively unchanged for 2021 as compared to 2020.

Operating services. Operating services for the Same-Store Properties increased $3.2 million, or 20.1 percent million, for 2021 as compared to 2020, due primarily to severance and related expenses of $1 million, as well as an increase in property maintenance and other property expenses of $1.6 million in 2021 as compared to 2020.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) were relatively unchanged for 2021 as compared to 2020.

Real estate services expense. Real estate services expense was relatively unchanged for 2021 as compared to 2020.

General and administrative. General and administrative expenses increased $1.1 million, or 6.5 percent, for 2021 as compared to 2020. This increase was due primarily to $6.1 million in severance and related costs in 2021, partially offset by costs incurred in connection with contested elections of the Board of Directors of $5 million in 2020.

Dead deal and transaction-related costs. The Company incurred costs of $2.7 million in 2021 and $0.3 million in 2020 in connection with dead deals and transaction-related activities.

Depreciation and amortization. Depreciation and amortization increased $1.5 million, or 5.3 percent, for 2021 over 2020. This increase was primarily due to higher depreciation due primarily to fully amortized assets of approximately $1.9 million for Same-Store Properties for 2021 as compared to 2020. This was partially offset by a decrease of $0.3 million for 2021 as compared to 2020 for properties sold or removed from service and a decrease of approximately $0.1 million for 2021 as compared to 2020 in the Acquired Properties.

Property impairments. In 2021, the Company recorded a $6.0 million impairment on its held and used office property located in Hoboken, New Jersey.

Land and other impairments. In 2021, the Company recorded $7.5 million of impairment on developable land parcels. In 2020, the Company recorded $16.8 million of impairments on developable land parcels. See Note 12: Disclosure of Fair Value of Assets and Liabilities.

Interest expense. Interest expense decreased $4.1 million, or 19.7 percent, for 2021 as compared to 2020. This decrease was primarily the result of lower average debt balances in 2021 as compared to 2020, due to the Company’s redemption of its Senior Unsecured Notes in 2021, primarily using proceeds from sales of properties.

Interest and other investment income. Interest and other investment income was relatively unchanged for 2021 as compared to 2020.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.3 million, or 136.9 percent for 2021 as compared to 2020, due primarily to an increase of $1.7 million for 2021 as compared to 2020 from the Urby at Harborside venture, which resulted from the Company’s share of the annual sale of an economic urban tax credit.

Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $3.5 million in 2021.

Gain on disposition of developable land. In 2021, the Company recorded a gain of $0.1 million on the sale of land holdings located in Hamilton, New Jersey.

Loss from early extinguishment of debt, net. The Company recognized losses from early extinguishment of debt of $46.7 million in 2021 which consists of costs incurred of $24.2 million in connection with the redemption of the Company’s Senior Unsecured Notes and defeasement of the mortgage loan with the sale of Company’s Short Hills office portfolio. See Note 8: Senior Unsecured Notes and Note 10: Mortgages, Loans Payable and Other Obligations.

Discontinued operations. For all periods presented, the Company classified 36 office properties totaling 6.3 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties decreased $17.9 million for 2021 as compared to 2020, due primarily to a decrease in revenues of $31.7 million for 2021 as compared to 2020, partially offset by a decrease in operating and other expenses of $11.6 million for 2021 as compared to 2020. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $2.1 million on these properties in 2021, and a loss of $11.9 million in 2020. See Note 7: Discontinued Operations to the Financial Statements.

Net loss. Net loss decreased to a loss of $74.0 million in 2021 from a loss of $32.9 million in 2020. The decrease was due to the factors discussed above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Revenue from rental operations and other:
Revenues from leases	$134,707	$138,336	$(3,629)	(2.6)%
Parking income	6,570	8,299	(1,729)	(20.8)
Hotel income	3,767	2,397	1,370	57.2
Other income	7,176	3,021	4,155	137.5
Total revenues from rental operations	152,220	152,053	167	0.1

Property expenses:
Real estate taxes	24,053	21,917	2,136	9.7
Utilities	7,243	6,966	277	4.0
Operating services	34,540	32,063	2,477	7.7
Total property expenses	65,836	60,946	4,890	8.0

Non-property revenues:
Real estate services	5,120	5,748	(628)	(10.9)
Total non-property revenues	5,120	5,748	(628)	(10.9)

Non-property expenses:
Real estate services expenses	6,531	6,807	(276)	(4.1)
General and administrative	32,056	32,784	(728)	(2.2)
Dead deal and transaction-related costs	2,745	277	2,468	891.0
Depreciation and amortization	57,066	61,335	(4,269)	(7.0)
Property impairments	6,041	-	6,041	-
Land and other impairments	7,932	22,109	(14,177)	(64.1)
Total non-property expenses	112,371	123,312	(10,941)	(8.9)
Operating income	(20,867)	(26,457)	5,590	21.1
Other (expense) income:
Interest expense	(34,164)	(41,529)	7,365	17.7
Interest and other investment income	112	39	73	187.2
Equity in earnings (loss) of unconsolidated joint ventures	(1,107)	(1,654)	547	33.1
Realized gains (losses) and unrealized losses on disposition
of rental property, net	3,521	(7,915)	11,436	144.5
Gain on disposition of developable land	111	4,813	(4,702)	(97.7)
Gain on sale from unconsolidated joint ventures	-	-	-	-
Loss from extinguishment of debt, net	(46,735)	-	(46,735)	-
Total other (expense) income	(78,262)	(46,246)	(32,016)	(69.2)
Loss from continuing operations	(99,129)	(72,703)	(26,426)	(36.3)
Discontinued operations:
Income from discontinued operations	13,758	41,600	(27,842)	(66.9)
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	24,861	(39,675)	64,536	162.7
Total discontinued operations, net	38,619	1,925	36,694	1,906.2
Net loss	$(60,510)	$(70,778)	$10,268	14.5%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2021 as compared to 2020 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2020 and 2021 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2020 and 2021
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(3,629)	(2.6)%	$(5,758)	(4.2)%	$3,849	2.8%	$(1,720)	(1.2)%
Parking income	(1,729)	(20.8)	(1,845)	(22.2)	173	2.1	(57)	(0.7)
Hotel Income	1,370	57.2	1,370	57.2	-	-	-	-
Other income	4,155	137.5	4,000	132.4	208	6.9	(53)	(1.8)
Total	$167	0.1%	$(2,233)	(1.5)%	$4,230	2.8%	$(1,830)	(1.2)%

Property expenses:
Real estate taxes	$2,136	9.7%	$1,451	6.6%	$575	2.6%	$110	0.5%
Utilities	277	4.0	218	3.1	222	3.2	(163)	(2.3)
Operating services	2,477	7.7	2,076	6.5	887	2.8	(486)	(1.5)
Total	$4,890	8.0%	$3,745	6.1%	$1,684	2.8%	$(539)	(0.9)%

OTHER DATA:
Number of Consolidated Properties	27		24		3		36
Commercial Square feet (in thousands)	4,916		4,885		31		5,269
Multi-family portfolio (number of units)	4,232		3,713		519		1,025

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $5.8 million, or 4.2 percent, for 2021 as compared to 2020, due primarily to a decrease in 2021 in occupancy of the multi-family residential and office portfolios.

Parking income. Parking income for the Same-Store Properties decreased $1.8 million, or 22.2 percent, for 2021 as compared to 2020, due primarily to increased usage at commercial properties, in 2021, as compared to 2020, which was more impacted by the COVID-19 pandemic.

Hotel income. Hotel income for the Same-Store Properties increased $1.4 million, or 57.2 percent, for 2021 as compared to 2020 due to the partial shutdown of hotel operations due to the COVID-19 pandemic in 2020, with the full reopening occurring in 2021.

Other income. Other income for the Same-Store Properties increased $4.0 million, or 132.4 percent million, for 2021 as compared to 2020, due primarily to the recognition in 2021 of forfeited deposits received from the potential buyers in disposition deals that were not completed, as well as post sales items received in 2021.

Real estate taxes. Real estate taxes for the Same-Store Properties increased $1.5 million, or 6.6 percent million, for 2021 as compared to 2020, due primarily to receipts in 2020 of $0.9 million of prior-year tax refunds as well as higher tax rates for the Company’s office properties in Jersey City, New Jersey, in 2021 as compared to 2020.

Utilities. Utilities for the Same-Store Properties increased $0.2 million, or 3.1 percent million, for 2021 as compared to 2020, due primarily to increased electricity rates in 2021 as compared to 2020.

Operating services. Operating services for the Same-Store Properties increased $2.1 million, or 6.5 percent, for 2021 as compared to 2020, due primarily to an increase in severance and related expenses in 2021 as compared to 2020.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.6 million, or 10.9 percent, for 2021 as compared to 2020, due primarily to decreased third party development and management activity in multi-family services in 2021, as compared to 2020.

Real estate services expense. Real estate services expense decreased $0.3 million, or 4.1 percent, for 2021 as compared to 2020, due primarily to decreased salaries and related expenses from lower third party development and management activities in 2021, as compared to 2020.

General and administrative. General and administrative expenses decreased $0.7 million, or 2.2 percent, for 2021 as compared to 2020.

This decrease was due primarily to costs incurred for a contested election of the Board of Directors of $5.7 million in 2020 and lower salaries and related costs for 2021 as compared to 2020. These were partially offset by $2 million of costs from CEO and related management changes, in 2021, and a $4.5 million increase in severance and related costs for 2021 as compared to 2020 (from $1.9 million in 2020 to $6.4 million in 2021).

Dead deal and transaction-related costs. The Company incurred costs of $2.7 million in 2021 and $0.3 million in 2020 in connection with its property transaction activities.

Depreciation and amortization. Depreciation and amortization decreased $4.3 million, or 7.0 percent, for 2021 over 2020. This decrease was primarily due to lower depreciation due primarily to fully amortized assets of approximately $4.3 million for Same-Store Properties for 2021 as compared to 2020, and a decrease of approximately $0.6 million in 2021 as compared to 2020 for properties sold or removed from service. These were partially offset by an increase of approximately $0.6 million for 2021 as compared to 2020 in the Acquired Properties.

Property impairments. In 2021, the Company recorded a $6.0 million impairment on its held and used office property located in Hoboken, New Jersey.

Land and other impairments. In 2021, the Company recorded $7.9 million of impairment on developable land parcels. In 2020, the Company recorded $22.1 million of impairments on developable land parcels. See Note 12: Disclosure of Fair Value of Assets and Liabilities.

Interest expense. Interest expense decreased $7.4 million, or 17.7 percent, for 2021 as compared to 2020. This decrease was primarily the result of lower average debt balances in 2021 as compared to 2020, due to the Company’s redemption of its Senior Unsecured Notes in 2021.

Interest and other investment income. Interest and other investment income was relatively unchanged for 2021 as compared to 2020.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.5 million or 33.1 percent for 2021 as compared to 2020, due primarily to an increase of $0.9 million for 2021 as compared to 2020 from the Urby at Harborside venture which resulted from the Company’s share of the sale of an economic urban tax credit, partially offset by lower occupancy in 2021.

Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a gain of $3.5 million in 2021 and a net loss of $7.9 million in 2020.

Gain on disposition of developable land. In 2021, the Company recorded a gain of $0.1 million on the sale of land holdings in Hamilton, New Jersey. In 2020, the Company recorded a gain of $4.8 million on the sale of land holdings located in Middletown, New Jersey.

Loss from early extinguishment of debt, net. The Company recognized losses from early extinguishment of debt of $46.7 million in 2021 which consists of costs incurred of $24.2 million in connection with the redemption of the Company’s Senior Unsecured Notes and defeasement of the mortgage loan with the sale of Company’s Short Hills office portfolio. See Note 8: Senior Unsecured Notes and Note 10: Mortgages, Loans Payable and Other Obligations.

Discontinued operations. For all periods presented, the Company classified 36 office properties totaling 6.3 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties decreased $27.8 million for 2021 as compared to 2020, due primarily to a decrease in revenues of $50.1 million for 2021 as compared to 2020, partially offset by a decrease in operating and other expenses of $19.4 million for 2021 as compared to 2020. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $24.9 million on these properties in 2021, and a loss of $39.7 million in 2020. See Note 7: Discontinued Operations to the Financial Statements.

Net loss. Net loss increased to a loss of $60.5 million in 2021 from a loss of $70.8 million in 2020. The increase was due to the factors discussed above.

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

Construction Projects

The Company is developing a 313-unit multi-family project known as Port Imperial South 9 at Port Imperial in Weehawken, New Jersey, which began construction in third quarter 2018. The construction project, which is estimated to cost $143.8 million, of which construction costs of $125.8 million have been incurred through June 30, 2021, is expected to be ready for occupancy in July 2021. The Company has funded $51.8 million as of June 30, 2021, and the remaining construction costs are expected to be funded from a $92 million construction loan (of which $74.0 million was drawn as of June 30, 2021).

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $383.8 million has been incurred through June 30, 2021, is expected to be ready for occupancy in first quarter 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $214.3 million was drawn as of June 30, 2021).

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

Property Lock-Ups

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of June 30, 2021, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, six of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of June 30, 2021, with an aggregate carrying value of approximately $1.1 billion, are subject to these conditions.

Unencumbered Properties

As of June 30, 2021, the Company had three unencumbered properties with a carrying value of $64.4 million representing 10.3 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash increased by $1.5 million to $53.8 million at June 30, 2021, compared to $52.3 million at December 31, 2020. This increase is comprised of the following net cash flow items:

(1)	$27.9 million provided by operating activities.

(2)	$490.1 million provided by investing activities, consisting primarily of the following:

	(a)	$592.6 million net cash from investing activities - discontinued operations; plus
	(b)	$0.4 million received from repayments of notes receivables; plus
	(c)	$4.9 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; plus
	(d)	$42.7 million received from proceeds from the sales of rental property; plus
	(e)	$2 million received from proceeds from the sale of investments in unconsolidated joint ventures; minus
	(f)	$0.4 million used for investments in unconsolidated joint ventures; minus
	(g)	$32.1 million used for additions to rental property and improvements; minus
	(h)	$120 million used for the development of rental property, other related costs and deposits.

(3)	$516.6 million used in financing activities, consisting primarily of the following:

	(a)	$33 million used for repayments of revolving credit facility and term loan; plus
	(b)	$123 million used for repayment of term loans; plus
	(c)	$573.7 million used for repayments of unsecured term loans; plus
	(d)	$129.8 million used for repayments of mortgages, loans payable and other obligations; plus
	(e)	$0.4 million used for common unit redemptions; plus
	(f)	$7.3 million used for payment of finance costs; plus
	(g)	$12.9 million used for distribution to redeemable noncontrolling interests; plus
	(h)	$0.5 million used for payments of common dividends and distributions; minus
	(i)	$170 million from borrowings under the revolving credit facility; minus
	(k)	$93.8 million from proceeds received from mortgages and loans payable; minus
	(l)	$0.1 million from contributions from noncontrolling interests.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2021:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Secured Debt (b)	$1,686,732	71.11%	3.72%		5.74
Variable Rate Secured Debt	685,133	28.89%	3.30%		2.83

Totals/Weighted Average:	$2,371,865	100.00%	3.60%	(b)	4.90
Adjustment for unamortized debt discount	-
Unamortized deferred financing costs	(12,581)
Total Debt, Net	$2,359,284

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.11 percent as of June 30, 2021, plus the applicable spread.

(b)Balance includes two ten-year mortgage loans obtained by the Company which have fixed rates for the first five years only.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $1.7 million for the six months ended June 30, 2021.

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2021 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2021	$321	$3,800	$4,121	4.58%
2022	550	190,069	190,619	2.88%
2023	2,047	114,783	116,830	2.94%
2024	3,403	684,279	687,682	3.69%
2025	3,300	-	3,300	3.98%
2026	12,822	658,000	670,822	3.67%
Thereafter	-	698,491	698,491	3.73%
Sub-total	22,443	2,349,422	2,371,865	3.60%
Unamortized deferred financing costs	(12,581)	-	(12,581)	-
Totals/Weighted Average	$9,862	$2,349,422	$2,359,284	3.60%	(b)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.11 percent as of June 30, 2021, plus the applicable spread.

(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $1.7 million for the six months ended June 30, 2021.

Senior Unsecured Notes

On May 6, 2021, the Company retired these notes earlier than their maturity, using net sales proceeds from completed office property sales and borrowings under its 2021 credit facility and term loan. In conjunction with the notes being discharged, the Company incurred costs of $24.2 million (including a make-whole premium) which was expensed as loss from extinguishment of debt during the three and six months ended June 30, 2021. See Note 9: Revolving Credit Facility and Term Loans.

Revolving Credit Facility and Term Loans

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

On May 6, 2021, the Company drew the full $150 million available under the 2021 Term Loan and borrowed $145 million from the 2021 Credit Facility to retire the Company’s Senior Unsecured Notes. In June 2021, the Company paid down a total of $123 million of borrowings under the 2021 Term Loan, using proceeds from the Company’s suburban office property dispositions. On July 27, 2021, the Company repaid the outstanding balance of the 2021 Term Loan of $27 million, using proceeds from the disposition of a property held for sale as of June 30, 2021 (see Note 3: Recent Transactions – Real Estate Held for Sale/Discontinued Operations/Dispositions).

The terms of the 2017 Credit Facility included: (1) a four-year term ending in January 2021, with two six-month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million, with a sublimit under the 2017 Credit Facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below), of which $10.6 million of letters of credit had been issued as of May 6, 2021; (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintained a debt rating from Moody’s or S&P or such debt ratings fell below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintained a debt rating from Moody’s or S&P or such debt ratings fell below Baa3 and BBB-, based on a defined leverage ratio. In January 2021, the Company elected to exercise the first option to extend the 2017 Credit Facility maturity date for a period of six months. Accordingly, the term of the 2017 Credit Facility was extended to July 2021, with the Company’s payment of the 7.5 basis point extension fee.

After electing to use the defined leverage ratio to determine the interest rate, the interest rate under the 2017 Credit Facility was based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base	Facility Fee
Total Leverage Ratio	Above LIBOR	Rate Loans	Basis Points
<45%	125.0	25.0	20.0
≥45% and <50%	130.0	30.0	25.0
≥50% and <55% (ratio through May 6, 2021)	135.0	35.0	30.0
≥55%	160.0	60.0	35.0

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

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s outstanding borrowings under its revolving credit facility and term loan, or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its Suburban Office Portfolio assets, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of July 27, 2021, the Company had outstanding borrowings of $162 million under its revolving credit facility and no outstanding borrowings under its term loan. The Company is reviewing various financing and refinancing options, including the redemption or purchase of the senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2021. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Share/Unit Repurchase Program

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of June 30, 2021, the General Partner has a remaining authorization under the Repurchase Program of $139 million. There were no common stock repurchases in the year ended December 31, 2020 and through July 27, 2021.

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of July 27, 2021.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of July 27, 2021.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. Such guaranteed debt has a total facility amount of $304.0 million of which the Company has agreed to guarantee up to $33.2 million. As of June 30, 2021, the outstanding balance of such guaranteed debt totaled $288.4 million of which $31.6 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of June 30, 2021:

		Payments Due by Period
		Less than 1	2 – 3		4 – 5		6 – 10	After 10
(dollars in thousands)	Total	Year	Years		Years		Years	Years
Revolving credit facility and
term loans	$202,891	$5,299	$197,592		$-		$-	$-
Mortgages, loans payable
and other obligations (a)	2,573,429	71,030	415,116	(b)	754,818	(c)	1,269,645	62,820
Payments in lieu of taxes
(PILOT)	5,911	4,633	1,278		-		-	-
Ground lease payments	160,674	1,695	3,410		3,453		8,781	143,335
Total	$2,942,905	$82,657	$617,396		$758,271		$1,278,426	$206,155

(a)Interest payments assume LIBOR rate of 0.10 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at June 30, 2021, plus the applicable spread.

(b)Includes $129 million pertaining to various mortgages with one-year extension options.

(c)Includes $214 million pertaining to various mortgages with one-year extension options.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss available to common shareholders	$(72,079)	$(34,887)	$(64,456)	$(74,811)
Add (deduct): Noncontrolling interests in Operating Partnership	(7,669)	(4,527)	(9,974)	(8,089)
Noncontrolling interests in discontinued operations	444	838	3,511	185
Real estate-related depreciation and amortization on
continuing operations (a)	31,097	30,297	61,219	67,092
Real estate-related depreciation and amortization
on discontinued operations	252	1,354	911	2,708
Property impairments on continuing operations	6,041	-	6,041	-
Impairment of unconsolidated joint venture investment	(2)	-	(2)	-
Continuing operations: Realized (gains) losses and unrealized (gains) losses
on disposition of rental property, net	(3,521)	-	(3,521)	7,915
Discontinued operations: Realized (gains) losses and unrealized (gains) losses
on disposition of rental property, net	(2,080)	11,929	(24,861)	39,675
Funds from operations available to common stock
and Operating Partnership unitholders (b)	$(47,517)	$5,004	$(31,132)	$34,675

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $2,533 and $3,340 for the three months ended June 30, 2021 and 2020, respectively, and $4,808 and $6,689 for the six months ended June 30, 2021 and 2020, respectively. Excludes non-real estate-related depreciation and amortization of $329 and $482 for the three months ended June 30, 2021 and 2020, respectively, and $654 and $932 for the six months ended June 30, 2021 and 2020, respectively.

(b)Net income available to common shareholders for the three months ended June 30, 2021 and 2020 included $7,519 and $7,932, respectively, of land impairment charges and $111 and $111, respectively, of gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets. Net income available to common shareholders for the six months ended June 30, 2021 and 2020 included $16,846 and $22,109, respectively, of land impairment charges and zero and $4,813, respectively, from gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets.

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

Approximately $1.7 billion of the Company’s long-term debt as of June 30, 2021 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of June 30, 2021 ranged from LIBOR plus 184 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $6.8 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2021 would be approximately $85.1 million.

June 30, 2021
Debt,
including current portion	7/1/21 -										Fair
($s in thousands)	12/31/21	2022	2023	2024	2025	2026	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$4,121	$550	$61,045	$311,403	$3,300	$607,822	$698,491	$1,686,732	$(8,312)	$1,678,420	$1,698,422
Average Interest Rate	4.58%	4.85%	3.59%	3.43%	3.98%	3.85%	3.73%			3.72%

Variable Rate	$-	$190,069	$55,785	$376,279	$-	$63,000	$-	$685,133	$(4,269)	$680,864	$680,863

(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of June 30, 2021.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)             COMMON STOCK

During the three months ended June 30, 2021, the Company issued 175,257 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.

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

10.50#

Stock Option Agreement between Mack-Cali Realty Corporation and Mahbod Nia dated March 10, 2021 (filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2021 and incorporated herein by reference).

10.51#	Mack-Cali Realty Corporation Clawback Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2021 and incorporated herein by reference).

10.52#	Form of 2021 Restricted Stock Unit Agreement (TRSUs, PRSUs and OPRSUs) (filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2021 and incorporated herein by reference.

10.53

Revolving Credit and Term Loan Agreement dated as of May 6, 2021 among Mack-Cali Realty, L.P., as borrower, JPMorgan Chase Bank, N.A., as sole bookrunner and joint lead arranger, administrative agent and a lender; Capital One, National Association, as joint leader arranger, syndication agent and a lender, and Bank of America, N.A., Goldman Sachs Bank USA, The Bank of New York Mellon, Associated Bank, National Association, and People’s United Bank, N.A., as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.54	Parent Guaranty of Mack-Cali Realty Corporation dated as of May 6, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.55

Subsidiary Guaranty of the subsidiary guarantors a party thereto dated as of May 6, 2021 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.56

Pledge and Security Agreement dated as of May 6, 2021 among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.57

Pledge and Security Agreement dated as of May 6, 2021 among Roseland Residential Trust and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.58#

Separation and Release Agreement dated May 19, 2021 by and between Marshall B. Tycher, Mack-Cali Realty Corporation and Roseland Residential Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2021 and incorporated herein by reference).

10.59#

Consulting and Cooperation Agreement dated as of May 13, 2021 by and among Mack-Cali Realty Corporation and Marshall B. Tycher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 19, 2021 and incorporated herein by reference).

10.60#

Mack-Cali Realty Corporation Amended and Restated 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-256929, and incorporated herein by reference).

10.61#

Amended and Restated Employment Agreement dated as of June 9, 2021, by and among Anna Malhari, Mack-Cali UK Ltd. And Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2021 and incorporated herein by reference).

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Mack-Cali Realty Corporation
(Registrant)

Date:	July 28, 2021	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	July 28, 2021	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	July 28, 2021	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date:	July 28, 2021	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	July 28, 2021	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	July 28, 2021	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)