Form 10-Q
period 2021-09-30
MACK CALI REALTY CORP; MACK CALI REALTY L P
filed 2021-11-03
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, there were 90,946,258 shares of Mack-Cali Realty Corporation’s Common Stock, par value $0.01 per share, outstanding.

Mack-Cali Realty, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Mack-Cali Realty, L.P., a Delaware limited partnership, and references to the “General Partner” mean Mack-Cali Realty Corporation, a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of September 30, 2021, the General Partner owned an approximate 91.0 percent common unit interest in the Operating Partnership. The remaining approximate 9.0 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The results of operations for the three and nine-month period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
ASSETS	2021	2020
Rental property
Land and leasehold interests	$571,672	$639,636
Buildings and improvements	3,424,804	3,743,831
Tenant improvements	105,531	171,623
Furniture, fixtures and equipment	96,968	83,553
	4,198,975	4,638,643
Less – accumulated depreciation and amortization	(561,240)	(656,331)
	3,637,735	3,982,312
Real estate held for sale, net	497,832	656,963
Net investment in rental property	4,135,567	4,639,275
Cash and cash equivalents	23,308	38,096
Restricted cash	19,809	14,207
Investments in unconsolidated joint ventures	148,507	162,382
Unbilled rents receivable, net	72,951	84,907
Deferred charges, goodwill and other assets, net	163,183	199,541
Accounts receivable	3,842	9,378

Total assets	$4,567,167	$5,147,786

LIABILITIES AND EQUITY
Senior unsecured notes, net	$-	$572,653
Revolving credit facility and term loans	174,000	25,000
Mortgages, loans payable and other obligations, net	2,200,947	2,204,144
Dividends and distributions payable	385	1,493
Accounts payable, accrued expenses and other liabilities	160,397	194,717
Rents received in advance and security deposits	27,938	34,101
Accrued interest payable	5,739	10,001
Total liabilities	2,569,406	3,042,109

Commitments and contingencies

Redeemable noncontrolling interests	518,689	513,297

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,947,387 and 90,712,417 shares outstanding	909	907
Additional paid-in capital	2,530,163	2,528,187
Dividends in excess of net earnings	(1,223,047)	(1,130,277)
Total Mack-Cali Realty Corporation stockholders’ equity	1,308,025	1,398,817

Noncontrolling interests in subsidiaries:
Operating Partnership	129,748	148,791
Consolidated joint ventures	41,299	44,772
Total noncontrolling interests in subsidiaries	171,047	193,563

Total equity	1,479,072	1,592,380

Total liabilities and equity	$4,567,167	$5,147,786

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2021	2020	2021	2020
Revenue from leases	$72,243	$67,396	$206,950	$205,732
Real estate services	2,628	2,876	7,748	8,624
Parking income	3,950	4,033	10,520	12,332
Hotel income	3,018	893	6,785	3,290
Other income	1,905	3,999	9,081	7,021
Total revenues	83,744	79,197	241,084	236,999

EXPENSES
Real estate taxes	11,905	11,004	35,958	32,920
Utilities	3,573	3,598	10,816	10,564
Operating services	17,291	19,116	51,831	51,179
Real estate services expenses	3,307	3,299	9,838	10,107
General and administrative	11,292	26,361	43,347	59,423
Dead deal and transaction-related costs	3,671	2,583	6,416	2,583
Depreciation and amortization	29,344	31,769	86,410	93,104
Property impairments	-	36,582	6,041	36,582
Land and other impairments, net	3,401	1,292	11,333	23,401
Total expenses	83,784	135,604	261,990	319,863

OTHER (EXPENSE) INCOME
Interest expense	(15,200)	(20,265)	(49,364)	(61,794)
Interest and other investment income (loss)	(4,731)	3	(4,620)	42
Equity in earnings (loss) of unconsolidated joint ventures	(1,724)	1,373	(2,831)	(281)
Realized gains (losses) and unrealized gains (losses) on disposition of
rental property, net	(3,000)	-	521	(7,915)
Gain on disposition of developable land	-	-	111	4,813
Gain (loss) on sale of unconsolidated joint venture interests	(1,886)	-	(1,886)	-
Loss from extinguishment of debt, net	-	-	(46,735)	-
Total other income (expense)	(26,541)	(18,889)	(104,804)	(65,135)
Loss from continuing operations	(26,581)	(75,296)	(125,710)	(147,999)

Discontinued operations:
Income from discontinued operations	180	18,403	13,939	60,004
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	609	15,775	25,469	(23,901)
Total discontinued operations, net	789	34,178	39,408	36,103
Net loss	(25,792)	(41,118)	(86,302)	(111,896)
Noncontrolling interests in consolidated joint ventures	1,137	895	3,670	1,900
Noncontrolling interests in Operating Partnership of income from
continuing operations	2,884	7,769	12,858	15,859
Noncontrolling interests in Operating Partnership in discontinued operations	(72)	(3,283)	(3,583)	(3,469)
Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(19,413)
Net loss available to common shareholders	$(28,314)	$(42,208)	$(92,770)	$(117,019)

Basic earnings per common share:
Loss from continuing operations	$(0.34)	$(0.83)	$(1.47)	$(1.73)
Discontinued operations	0.01	0.34	0.39	0.36
Net loss available to common shareholders	$(0.33)	$(0.49)	$(1.08)	$(1.37)

Diluted earnings per common share:
Loss from continuing operations	$(0.34)	$(0.83)	$(1.47)	$(1.73)
Discontinued operations	0.01	0.34	0.39	0.36
Net loss available to common shareholders	$(0.33)	$(0.49)	$(1.08)	$(1.37)

Basic weighted average shares outstanding	90,941	90,671	90,803	90,639

Diluted weighted average shares outstanding	99,975	100,307	99,870	100,235

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss	$(25,792)	$(41,118)	$(86,302)	$(111,896)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	-	-	-	(16)
Comprehensive loss	$(25,792)	$(41,118)	$(86,302)	$(111,912)
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	1,137	895	3,670	1,900
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(6,471)	(19,413)	(19,413)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	2,812	4,486	9,275	12,424
Comprehensive loss attributable to common shareholders	$(28,314)	$(42,208)	$(92,770)	$(117,001)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended September 30, 2021	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at July 1, 2021	90,947	$909	$2,529,050	$(1,194,733)	$-	$175,107	$1,510,333
Net income (loss)	-	-	-	(28,314)	-	2,522	(25,792)
Common stock dividends	-	-	-	-	-	-	-
Common unit distributions	-	-	-	-	-	-	-
Redeemable noncontrolling interests	-	-	(1,562)	-	-	(6,626)	(8,188)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	12	12
Redemption of common units	-	-	-	-	-	(295)	(295)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	-	-	4	-	-	-	4
Directors' deferred compensation plan	-	-	91	-	-	-	91
Stock compensation	-	-	1,632	-	-	1,275	2,907
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	948	-	-	(948)	-
Balance at September 30, 2021	90,947	$909	$2,530,163	$(1,223,047)	$-	$171,047	$1,479,072

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended September 30, 2020	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at July 1, 2020	90,597	$906	$2,533,686	$(1,135,559)	$-	$194,463	$1,593,496
Net income (loss)	-	-	-	(42,208)	-	1,090	(41,118)
Common stock dividends	-	-	-	(18,142)	-	-	(18,142)
Common unit distributions	-	-	-	-	-	(2,029)	(2,029)
Redeemable noncontrolling interests	-	-	(2,167)	-	-	(6,701)	(8,868)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	-	-
Redemption of common units	-	-	-	-	-	(29)	(29)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	9	-	-	-	9
Directors' deferred compensation plan	61	1	75	-	-	-	76
Stock compensation	53	-	394	-	-	329	723
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	(875)	-	-	875	-
Balance at September 30, 2020	90,712	$907	$2,531,122	$(1,195,909)	$-	$187,998	$1,524,118

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Nine Months Ended September 30, 2021	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2021	90,712	$907	$2,528,187	$(1,130,277)	$-	$193,563	$1,592,380
Net income (loss)	-	-	-	(92,770)	-	6,468	(86,302)
Common stock dividends	-	-	-	-	-	-	-
Common unit distributions	-	-	-	-	-	643	643
Redeemable noncontrolling interests	-	-	(4,903)	-	-	(19,902)	(24,805)
Change in noncontrolling interest
in consolidated joint ventures	-	-	-	-	-	197	197
Redemption of common units
for common stock	175	2	2,714	-	-	(2,716)	-
Redemption of common units	-	-	-	-	-	(11,164)	(11,164)
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	2	-	33	-	-	-	33
Directors' deferred compensation plan	-	-	229	-	-	-	229
Stock compensation	58	-	3,517	-	-	4,462	7,979
Cancellation of restricted shares	-	-	(118)	-	-	-	(118)
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	504	-	-	(504)	-
Balance at September 30, 2021	90,947	$909	$2,530,163	$(1,223,047)	$-	$171,047	$1,479,072

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Nine Months Ended September 30, 2020	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2020	90,595	$906	$2,535,440	$(1,042,629)	$(18)	$205,776	$1,699,475
Net income (loss)	-	-	-	(117,019)	-	5,123	(111,896)
Common stock dividends	-	-	-	(36,261)	-	-	(36,261)
Common unit distributions	-	-	-	-	-	(3,509)	(3,509)
Redeemable noncontrolling interests	-	-	(7,207)	-	-	(20,176)	(27,383)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	133	133
Redemption of common units for common stock	-	-	-	-	-	-	-
Redemption of common units	-	-	-	-	-	(2,170)	(2,170)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	39	-	-	-	39
Directors' deferred compensation plan	61	1	214	-	-	-	215
Stock compensation	53	-	1,158	-	-	4,534	5,692
Cancellatin of restricted shares	-	-	-	-	-	-	-
Cancellation of unvested LTIP units		-	-		-	(201)	(201)
Other comprehensive income (loss)	-	-	-	-	18	(34)	(16)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,478	-	-	(1,478)	-
Balance at September 30, 2020	90,712	$907	$2,531,122	$(1,195,909)	$-	$187,998	$1,524,118

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net loss	$(86,302)	$(111,896)
Net loss from discontinued operations	(39,408)	(36,103)
Net loss from continuing operations	(125,710)	(147,999)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	84,173	90,494
Amortization of directors deferred compensation stock units	229	215
Amortization of stock compensation	7,979	5,692
Amortization of deferred financing costs	3,369	3,158
Amortization of debt discount and mark-to-market	232	(711)
Equity in (earnings) loss of unconsolidated joint ventures	2,831	281
Distributions of cumulative earnings from unconsolidated joint ventures	759	4,734
Write-off transaction-related costs	3,091	-
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(521)	7,915
Gain on disposition of developable land	(111)	(4,813)
Land and other impairments, net	11,333	23,401
Property impairments	6,041	36,582
Loss from sale of investment in unconsolidated joint venture	1,886	-
Loss from extinguishment of debt	46,735	-
Loan loss allowance charge	5,152	-
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(7,056)	866
Increase in deferred charges, goodwill and other assets	(5,163)	(4,384)
Decrease (increase) in accounts receivable, net	4,213	(5,752)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,054)	(2,928)
(Decrease) Increase in rents received in advance and security deposits	1,449	(1,441)
Increase in accrued interest payable	237	5,471
Net cash flows provided by operating activities - continuing operations	36,094	10,781
Net cash flows provided by operating activities - discontinued operations	5,081	65,807

Net cash provided by operating activities	$41,175	$76,588

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$-	$(16,214)
Rental property additions and improvements	(49,129)	(123,797)
Development of rental property and other related costs	(165,715)	(227,509)
Proceeds from the sales of rental property	42,702	16,455
Proceeds from the sale of unconsolidated joint venture interests	3,865	-
Repayment of notes receivable	494	333
Investment in unconsolidated joint ventures	(629)	(1,664)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,656	11,960
Net cash used in investing activities - continuing operations	(162,756)	(340,436)
Net cash provided by investing activities - discontinued operations	620,772	257,474

Net cash provided by (used in) investing activities	$458,016	$(82,962)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$186,000	$191,000
Repayment of revolving credit facility	(37,000)	(364,000)
Borrowings from term loans	150,000	-
Repayments of term loans	(150,000)	-
Repayments of senior unsecured notes	(573,727)	-
Proceeds from mortgages and loans payable	123,707	258,483
Repayment of mortgages, loans payable and other obligations	(129,907)	(298)
Payment of early debt extinguishment costs	(49,874)	-
Common unit redemptions	(550)	(2,170)
Payment of financing costs	(7,339)	(668)
Contributions from noncontrolling interests	197	133
Distributions to redeemable noncontrolling interests	(19,413)	(19,412)
Payment of common dividends and distributions	(469)	(60,483)

Net cash (used in) provided by financing activities	$(508,375)	$2,585

Net decrease in cash and cash equivalents	$(9,184)	$(3,789)
Cash, cash equivalents and restricted cash, beginning of period (1)	52,302	41,168

Cash, cash equivalents and restricted cash, end of period (2)	$43,118	$37,379

(1)Includes Restricted Cash of $14,207 and $15,577 as of December 31, 2020 and 2019, respectively.

(2)Includes Restricted Cash of $19,809 and $14,507 as of September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	September 30,	December 31,
ASSETS	2021	2020
Rental property
Land and leasehold interests	$571,672	$639,636
Buildings and improvements	3,424,804	3,743,831
Tenant improvements	105,531	171,623
Furniture, fixtures and equipment	96,968	83,553
	4,198,975	4,638,643
Less – accumulated depreciation and amortization	(561,240)	(656,331)
	3,637,735	3,982,312
Real estate held for sale, net	497,832	656,963
Net investment in rental property	4,135,567	4,639,275
Cash and cash equivalents	23,308	38,096
Restricted cash	19,809	14,207
Investments in unconsolidated joint ventures	148,507	162,382
Unbilled rents receivable, net	72,951	84,907
Deferred charges, goodwill and other assets, net	163,183	199,541
Accounts receivable	3,842	9,378

Total assets	$4,567,167	$5,147,786

LIABILITIES AND EQUITY
Senior unsecured notes, net	$-	$572,653
Revolving credit facility and term loans	174,000	25,000
Mortgages, loans payable and other obligations, net	2,200,947	2,204,144
Distributions payable	385	1,493
Accounts payable, accrued expenses and other liabilities	160,397	194,717
Rents received in advance and security deposits	27,938	34,101
Accrued interest payable	5,739	10,001
Total liabilities	2,569,406	3,042,109

Commitments and contingencies

Redeemable noncontrolling interests	518,689	513,297

Partners’ Capital:
General Partner, 90,947,387 and 90,712,417 common units outstanding	1,238,752	1,330,048
Limited partners, 9,021,400 and 9,649,031 common units/LTIPs outstanding	199,021	217,560
Total Mack-Cali Realty, L.P. partners’ capital	1,437,773	1,547,608

Noncontrolling interests in consolidated joint ventures	41,299	44,772

Total equity	1,479,072	1,592,380

Total liabilities and equity	$4,567,167	$5,147,786

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2021	2020	2021	2020
Revenue from leases	$72,243	$67,396	$206,950	$205,732
Real estate services	2,628	2,876	7,748	8,624
Parking income	3,950	4,033	10,520	12,332
Hotel income	3,018	893	6,785	3,290
Other income	1,905	3,999	9,081	7,021
Total revenues	83,744	79,197	241,084	236,999

EXPENSES
Real estate taxes	11,905	11,004	35,958	32,920
Utilities	3,573	3,598	10,816	10,564
Operating services	17,291	19,116	51,831	51,179
Real estate services expenses	3,307	3,299	9,838	10,107
General and administrative	11,292	26,361	43,347	59,423
Dead deal and transaction-related costs	3,671	2,583	6,416	2,583
Depreciation and amortization	29,344	31,769	86,410	93,104
Property impairments	-	36,582	6,041	36,582
Land and other impairments, net	3,401	1,292	11,333	23,401
Total expenses	83,784	135,604	261,990	319,863

OTHER (EXPENSE) INCOME
Interest expense	(15,200)	(20,265)	(49,364)	(61,794)
Interest and other investment income (loss)	(4,731)	3	(4,620)	42
Equity in earnings (loss) of unconsolidated joint ventures	(1,724)	1,373	(2,831)	(281)
Realized gains (losses) and unrealized gains (losses) on disposition of
rental property, net	(3,000)	-	521	(7,915)
Gain on disposition of developable land	-	-	111	4,813
Gain (loss) on sale of unconsolidated joint venture interests	(1,886)	-	(1,886)	-
Loss from extinguishment of debt, net	-	-	(46,735)	-
Total other income (expense)	(26,541)	(18,889)	(104,804)	(65,135)
Loss from continuing operations	(26,581)	(75,296)	(125,710)	(147,999)

Discontinued operations:
Income from discontinued operations	180	18,403	13,939	60,004
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	609	15,775	25,469	(23,901)
Total discontinued operations, net	789	34,178	39,408	36,103
Net loss	(25,792)	(41,118)	(86,302)	(111,896)
Noncontrolling interests in consolidated joint ventures	1,137	895	3,670	1,900
Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(19,413)
Net loss available to common unitholders	$(31,126)	$(46,694)	$(102,045)	$(129,409)

Basic earnings per common unit:
Loss from continuing operations	$(0.34)	$(0.83)	$(1.47)	$(1.73)
Discontinued operations	0.01	0.34	0.39	0.36
Net loss available to common unitholders	$(0.33)	$(0.49)	$(1.08)	$(1.37)

Diluted earnings per common unit:
Loss from continuing operations	$(0.34)	$(0.83)	$(1.47)	$(1.73)
Discontinued operations	0.01	0.34	0.39	0.36
Net loss available to common unitholders	$(0.33)	$(0.49)	$(1.08)	$(1.37)

Basic weighted average units outstanding	99,975	100,307	99,870	100,235

Diluted weighted average units outstanding	99,975	100,307	99,870	100,235

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss	$(25,792)	$(41,118)	$(86,302)	$(111,896)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	-	-	-	(16)
Comprehensive loss	$(25,792)	$(41,118)	$(86,302)	$(111,912)
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	1,137	895	3,670	1,900
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,471)	(6,471)	(19,413)	(19,413)
Comprehensive loss attributable to common unitholders	$(31,126)	$(46,694)	$(102,045)	$(129,425)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended September 30, 2021	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at July 1, 2021	90,947	9,038	$1,266,901	$201,008	$-	$42,424	$1,510,333
Net income (loss)	-	-	(28,314)	(2,812)	-	5,334	(25,792)
Distributions to unitholders	-	-	-	-	-	-	-
Redeemable noncontrolling interests	-	-	(1,562)	(155)	-	(6,471)	(8,188)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	12	12
Vested LTIP units	-	-	-	-	-	-	-
Redemption of limited partner common units	-	(17)	-	(295)	-	-	(295)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	-	-	4	-	-	-	4
Directors' deferred compensation plan	-	-	91	-	-	-	91
Stock compensation	-	-	1,632	1,275	-	-	2,907
Balance at September 30, 2021	90,947	9,021	$1,238,752	$199,021	$-	$41,299	$1,479,072

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended September 30, 2020	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at July 1, 2020	90,597	9,586	$1,330,531	$216,541	$-	$46,424	$1,593,496
Net income (loss)	-	-	(42,208)	(4,486)	-	5,576	(41,118)
Distributions to unitholders	-	-	(18,142)	(2,029)	-	-	(20,171)
Redeemable noncontrolling interests	-	-	(2,167)	(230)	-	(6,471)	(8,868)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	-	-
Vested LTIP units	-	88	-	-	-	-	-
Redemption of limited partners common units	-	(2)	-	(29)	-	-	(29)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	9	-	-	-	9
Directors' deferred compensation plan	61	-	76	-	-	-	76
Stock compensation	53	-	394	329	-	-	723
Balance at September 30, 2020	90,712	9,672	$1,268,493	$210,096	$-	$45,529	$1,524,118

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Nine Months Ended September 30, 2021	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2021	90,712	9,649	$1,330,048	$217,560	$-	$44,772	$1,592,380
Net income (loss)	-	-	(92,770)	(9,275)	-	15,743	(86,302)
Distributions to unitholders	-	-	-	643	-	-	643
Redeemable noncontrolling interests	-	-	(4,903)	(489)	-	(19,413)	(24,805)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	197	197
Redemption of limited partner common
units for shares of general partner
common units	175	(175)	2,716	(2,716)	-	-	-
Vested LTIP units	-	267	-	-	-	-	-
Redemption of limited partner common units	-	(720)	-	(11,164)	-	-	(11,164)
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	2	-	33	-	-	-	33
Directors' deferred compensation plan	-	-	229	-	-	-	229
Other comprehensive income	-	-	-	-	-	-	-
Stock compensation	58	-	3,517	4,462	-	-	7,979
Cancellation of restricted shares	-	-	(118)	-	-	-	(118)
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Balance at September 30, 2021	90,947	9,021	$1,238,752	$199,021	$-	$41,299	$1,479,072

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Nine Months Ended September 30, 2020	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2020	90,595	9,612	$1,427,568	$224,629	$(18)	$47,296	$1,699,475
Net income (loss)	-	-	(117,019)	(12,390)	-	17,513	(111,896)
Distributions to unitholders	-	-	(36,261)	(3,509)	-	-	(39,770)
Redeemable noncontrolling interests	-	-	(7,207)	(763)	-	(19,413)	(27,383)
Change in noncontrolling interest in consolidated joint ventures	-	-	-	-	-	133	133
Redemption of limited partner common units for
shares of general partner common units	-	-	-	-	-	-	-
Vested LTIP units	-	160	-	-	-	-	-
Redemption of limited partner common units	-	(100)	-	(2,170)	-	-	(2,170)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	39	-	-	-	39
Directors' deferred compensation plan	61	-	215	-	-	-	215
Other comprehensive income (loss)	-	-	-	(34)	18	-	(16)
Stock compensation	53	-	1,158	4,534	-	-	5,692
Cancellation of restricted shares	-	-	-	-	-	-	-
Cancellation of unvested LTIP units	-	-	-	(201)	-	-	(201)
Balance at September 30, 2020	90,712	9,672	$1,268,493	$210,096	$-	$45,529	$1,524,118

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020
Net loss	$(86,302)	$(111,896)
Net loss from discontinued operations	(39,408)	(36,103)
Net loss from continuing operations	(125,710)	(147,999)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	84,173	90,494
Amortization of directors deferred compensation stock units	229	215
Amortization of stock compensation	7,979	5,692
Amortization of deferred financing costs	3,369	3,158
Amortization of debt discount and mark-to-market	232	(711)
Equity in (earnings) loss of unconsolidated joint ventures	2,831	281
Distributions of cumulative earnings from unconsolidated joint ventures	759	4,734
Write-off transaction-related costs	3,091	-
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(521)	7,915
Gain on disposition of developable land	(111)	(4,813)
Land and other impairments, net	11,333	23,401
Property impairments	6,041	36,582
Loss from sale of investment in unconsolidated joint venture	1,886	-
Loss from extinguishment of debt	46,735	-
Loan loss allowance charge	5,152	-
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(7,056)	866
Increase in deferred charges, goodwill and other assets	(5,163)	(4,384)
Decrease (increase) in accounts receivable, net	4,213	(5,752)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,054)	(2,928)
(Decrease) Increase in rents received in advance and security deposits	1,449	(1,441)
Increase in accrued interest payable	237	5,471
Net cash flows provided by operating activities - continuing operations	36,094	10,781
Net cash flows provided by operating activities - discontinued operations	5,081	65,807

Net cash provided by operating activities	$41,175	$76,588

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$-	$(16,214)
Rental property additions and improvements	(49,129)	(123,797)
Development of rental property and other related costs	(165,715)	(227,509)
Proceeds from the sales of rental property	42,702	16,455
Proceeds from the sale of unconsolidated joint venture interests	3,865	-
Repayment of notes receivable	494	333
Investment in unconsolidated joint ventures	(629)	(1,664)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,656	11,960
Net cash used in investing activities - continuing operations	(162,756)	(340,436)
Net cash provided by investing activities - discontinued operations	620,772	257,474

Net cash provided by (used in) investing activities	$458,016	$(82,962)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$186,000	$191,000
Repayment of revolving credit facility	(37,000)	(364,000)
Borrowings from term loans	150,000	-
Repayments of term loans	(150,000)	-
Repayment of unsecured term loan	(573,727)	-
Proceeds from mortgages and loans payable	123,707	258,483
Repayment of mortgages, loans payable and other obligations	(129,907)	(298)
Payment of early debt extinguishment costs	(49,874)	-
Common unit redemptions	(550)	(2,170)
Payment of financing costs	(7,339)	(668)
Contributions from noncontrolling interests	197	133
Distributions to redeemable noncontrolling interests	(19,413)	(19,412)
Payment of distributions	(469)	(60,483)

Net cash (used in) provided by financing activities	$(508,375)	$2,585

Net decrease in cash and cash equivalents	$(9,184)	$(3,789)
Cash, cash equivalents and restricted cash, beginning of period (1)	52,302	41,168

Cash, cash equivalents and restricted cash, end of period (2)	$43,118	$37,379

(1)Includes Restricted Cash of $14,207 and $15,577 as of December 31, 2020 and 2019, respectively.

(2)Includes Restricted Cash of $19,809 and $14,507 as of September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION, MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.0 and 90.4 percent common unit interest in the Operating Partnership as of September 30, 2021 and December 31, 2020, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of September 30, 2021, the Company owned or had interests in 36 real estate properties (the “Properties”). The Properties are comprised of eight office buildings totaling approximately 5.1 million square feet and leased to approximately 110 tenants, 20 multi-family properties, totaling 6,018 apartment units (which include six properties aggregating 1,786 apartment units owned by unconsolidated joint ventures in which the Company has investment interests), four parking/retail properties totaling approximately 108,000 square feet (which include a building aggregating 51,000 square feet owned by an unconsolidated joint venture in which the Company has an investment interest), three hotels containing 723 rooms (one of which is owned by an unconsolidated joint venture in which the Company has an investment interest), and one parcel of land leased to a third party. The Properties are located in three states in the Northeast, plus the District of Columbia.

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet, which had excluded the Company’s office properties in Jersey City and Hoboken, New Jersey (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a single property not qualified to be classified as held for sale) are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. See Note 2 to the 2020 10-K: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.

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

As of September 30, 2021 and December 31, 2020, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Roseland Residential, L.P. (See Note 15: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $479.2 million and $486.1 million, respectively, other assets of $6.1 million and $4.5 million, respectively, mortgages of $286.1 million and $284.8 million, respectively, and other liabilities of $21.7 million and $21 million, respectively.

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

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.7 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of September 30, 2021 and December 31, 2020 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	September 30,	December 31,
	2021	2020
Land held for development (including pre-development costs, if any) (a)(c)	$354,993	$364,946
Development and construction in progress, including land (b)	731,143	733,560
Total	$1,086,136	$1,098,506

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $164.4 million and $160.3 million as of September 30, 2021 and December 31, 2020, respectively.

(b)Includes land of $71.5 million and $74.9 million as of September 30, 2021 and December 31, 2020, respectively.

(c)Includes $50.8 million of land and $205.2 million of building and improvements pertaining to assets held for sale at September 30, 2021.

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

Dividends and Distributions Payable

On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020.   As the Company’s management estimated that as of September 2020 it had satisfied its dividends obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. On March 19, 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s projected 2021 taxable income estimates. The Company believes that with its estimated taxable income/loss for 2021, it will meet its dividends obligations as a REIT for the year with no dividends paid.

The dividends and distributions payable at September 30, 2021 and December 31, 2020 represents amounts payable on unvested LTIP units.

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

3.    RECENT TRANSACTIONS

Properties Commencing Initial Operations

The following properties commenced initial operations during the nine months ended September 30, 2021 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/21	The Upton (a)	Short Hills, NJ	Multi-Family	193	$100,726
07/01/21	Riverhouse 9 (b)	Weekawken, NJ	Multi-Family	313	161,787
Totals				506	$262,513

(a)As of September 30, 2021, 193 apartment units are in service. The development costs included approximately $2.9 million in land costs.

(b)As of September 30, 2021, 206 apartment units are in service. The remaining 107 apartment units are expected to be placed in service in the fourth quarter of 2021. The development costs included approximately $2.7 million in land costs.

Additionally, a land lease located in Parsippany, New Jersey, with two restaurant tenants, also commenced initial operations during the nine months ended September 30, 2021. Development costs incurred amounted to $5.1 million. This land lease was sold by the Company on June 30, 2021.

Unconsolidated Joint Ventures

On April 29, 2021, the Company sold its interest in the 12 Vreeland Road joint venture for a gross sales price of approximately $2 million, with no gain or loss on the transaction.

On September 1, 2021, the Company sold its interest in the Offices at Crystal Lake joint venture to its venture partner for $1.9 million and recorded a loss on the sale of approximately $1.9 million in the three and nine months ended September 30, 2021.

Real Estate Held for Sale/Discontinued Operations/Dispositions

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet, which had excluded the Company’s office properties in Jersey City and Hoboken, New Jersey (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a single property not qualified to be classified as held for sale) are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

In late 2019 through September 30, 2021, the Company completed the sale of 35 of these suburban office properties, totaling 6 million square feet, for net sales proceeds of $1.0 billion.  In October 2021, the Company completed the sale of the last Suburban Office Portfolio property classified as held for sale, which was a 248,480 square foot office property, for a gross sales price of $25.3 million. As a result of a change in the estimated selling costs for this disposition, the Company recognized an unrealized gain of $0.5 million during the three and nine months ended September 30, 2021 (partially reversing cumulative held for sale loss allowances recognized).

As of September 30, 2021, the Company identified as held for sale two office properties totaling approximately 1.8 million square feet to be sold separately, which are located in Jersey City and Hoboken, New Jersey. The total estimated sales proceeds, net of expected selling costs but before the required aggregate paydown of $400 million of mortgages encumbering the properties and related costs, are expected to be approximately $570 million. The Company may need to pay significant prepayment costs between approximately $20 million to $25 million to pay down these mortgage loans which will be expensed when incurred at the time of such paydown.

Additionally, the Company also identified a small retail pad leased to others and several developable land parcels as held for sale as of September 30, 2021, including a developable land parcel in Jersey City, New Jersey. As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of two held for sale properties and a land parcel held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized held for sale loss allowance of $3.0 million and $3.5 million for the properties (none of which is included in discontinued operations), and land impairments of $0.3 million and $0.7 million, during the three and nine months ended September 30, 2021, respectively. As a result of a recent sales contract in place for a land parcel held for sale, the Company recognized an unrealized gain of $3.7 million during both the three and nine months ended September 30, 2021 (reversing cumulative held for sale loss allowances recognized).

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban	Other
	Office	Assets
	Portfolio (a)	Held for Sale	Total
Land	$8,452	$94,999	$103,451
Building & Other	44,450	564,080	608,530
Less: Accumulated depreciation	(20,052)	(167,529)	(187,581)
Less: Cumulative unrealized losses on property held for sale	(9,762)	(16,806)	(26,568)
Real estate held for sale, net	$23,088	$474,744	$497,832

	Suburban	Other
	Office	Assets
Other assets and liabilities	Portfolio (a)	Held for Sale	Total
Unbilled rents receivable, net (b)	$427	$30,083	$30,510
Deferred charges, net (b)	839	16,988	17,827
Total intangibles, net (b)	-	31,155	31,155
Total deferred charges & other assets, net (c)	1,727	67,964	69,691
Mortgages & loans payable, net (b)	-	397,867	397,867
Total below market liability (b)	-	24,627	24,627
Accounts payable, accrued exp & other liability (d)	5,532	50,547	56,079
Unearned rents/deferred rental income (b)	809	6,926	7,735

(a)Classified as discontinued operations at September 30, 2021 for all periods presented. See Note 7: Discontinued Operations.

(b)Expected to be removed with the completion of the sales.

(c)Includes $19.2 million of right of use assets expected to be removed with the completion of the sales.

(d)Includes $20.5 million of right of use liabilities expected to be removed with the completion of the sales.

The Company disposed of the following rental properties during the nine months ended September 30, 2021 (dollars in thousands):

										Discontinued
										Operations:
									Realized	Realized
									Gains	Gains
				Rentable		Net		Net	(Losses)/	(losses)/
Disposition			# of	Square	Property	Sales		Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Type	Proceeds		Value	Losses, net	Losses, net
01/13/21	100 Overlook Center	Princeton, New Jersey	1	149,600	Office	$34,724	(a)	$26,488		$8,236
03/25/21	Metropark portfolio (b)	Edison and Iselin, New Jersey	4	926,656	Office	247,351		233,826		13,525
04/20/21	Short Hills portfolio (c)	Short Hills, New Jersey	4	828,413	Office	248,664		245,800		2,864
06/11/21	Red Bank portfolio	Red Bank, New Jersey	5	659,490	Office	80,730		78,364		2,366
06/30/21	Retail land leases	Hanover and Parsippany, New Jersey	-	-	Land Lease	41,957		37,951	$4,006	-
07/26/21	7 Giralda Farms	Madison, New Jersey	1	236,674	Office	28,182		30,143		(1,961)
Sub-total			15	2,800,833		681,608		652,572	4,006	25,030

Unrealized gains(losses) on real estate held for sale									(3,485)	439
Totals			15	2,800,833		$681,608		$652,572	$521	$25,469

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

(b)Includes $10 million of seller financing provided to the buyers of the Metropark portfolio. See Note 5: Deferred charges, goodwill and other assets, net.

(c)The mortgage loan encumbering three of the properties was defeased at closing, for which the Company incurred costs of $22.6 million. These costs were expensed as loss from extinguishment of debt during the three months ended June 30, 2021.

On May 24, 2021, the Company disposed of a developable land parcel located in Hamilton, New Jersey, for net sales proceeds of $745,000 (and recorded a net gain of $111,000 on the disposition).

In October 2021, the Company completed the sale of a 248,480 square foot office property classified as held for sale at September 30, 2021, for a gross sales price of $25.3 million.

Impairments on Properties and Land Held and Used

The Company determined that, due to the shortening of its expected period of ownership, which occurred during the second quarter 2021, the Company evaluated the recoverability of the carrying value of its office property in Hoboken, New Jersey (which was subsequently classified as held for sale as of September 30, 2021), and determined that it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded an impairment charge of $6.0 million on the office property at June 30, 2021, which is included in property impairments on the consolidated statement of operations. Also, as a result of the Company’s shortening of its expected holding period beginning in the second quarter 2021, the Company evaluated the recoverability of the carrying values of its land parcels during the second and third quarters 2021 and determined that it was necessary to reduce the carrying value of a held-and-used developable land parcel located in Jersey City, New Jersey, to its estimated fair value and recorded in land and other impairment charges an amount of $6.8 million and $14.3 million, respectively, for the three and nine months ended September 30, 2021.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2021, the Company had an aggregate investment of approximately $148.5 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties. As of September 30, 2021, the unconsolidated joint ventures owned: six multi-family properties totaling 1,786 apartment units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel, a development project for up to approximately 360 apartment units, which commenced initial operation in March 2021; and interests and/or rights to developable land parcels able to accommodate up to 1,621 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of September 30,

2021, such debt had a total borrowing capacity of up to $303.8 million of which the Company agreed to guarantee up to $33.2 million. As of September 30, 2021, the outstanding balance of such debt totaled $295.8 million of which $32.4 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $0.9 million and $1.2 million for such services in the three months ended September 30, 2021 and 2020, respectively. The Company had $0.2 million and $0.3 million in accounts receivable due from its unconsolidated joint ventures as of September 30, 2021 and December 31, 2020, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2021 are three unconsolidated development joint ventures, two of which are currently completed-development, in-service operating properties, which are VIEs for which the Company is not the primary beneficiary. These joint ventures were primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs. The Company’s aggregate investment in these VIEs was approximately $104.3 million as of September 30, 2021. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $138.3 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $34.0 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of September 30, 2021 and December 31, 2020 (dollars in thousands):

						Property Debt
	Number of		Company's	Carrying Value		As of September 30, 2021
	Apartment Units		Effective	September 30,	December 31,		Maturity		Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2021	2020	Balance	Date		Rate
Multi-family
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$2,688	$3,347	$60,767	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	6,139	6,667	82,000	11/10/26		3.21%
PI North - Riverwalk C (e)	360	units	40.00%	36,709	36,992	103,954	12/06/21	L+	2.75%
Riverpark at Harrison (k)	141	units	45.00%	(521)	681	30,192	07/01/35		3.19%
Station House	378	units	50.00%	33,542	34,026	93,789	07/01/33		4.82%
Urby at Harborside (f)	762	units	85.00%	67,588	72,752	191,805	08/01/29		5.197%
PI North - Land (b) (g)	771	potential units	20.00%	1,678	1,678	-	-		-
Liberty Landing	850	potential units	50.00%	337	337	-	-		-
Office
12 Vreeland Road (h)	139,750	sf	50.00%	-	1,811	-	-		-
Offices at Crystal Lake (i)	106,345	sf	31.25%	-	3,744	-	-		-
Other
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	-	-	100,000	10/01/26		3.668%
Other (j)				347	347	-	-		-
Totals:				$148,507	$162,382	$662,507

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

(d)Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $36,500, bears interest at LIBOR +2.85 percent, matures in October 2023; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +1.50 percent and matures in October 2022; (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $18,200, which bears interest at LIBOR +1.50 percent and matures in January 2023.

(e)The venture has a construction loan with a maximum borrowing amount of $112,000, of which the Company has guaranteed 10 percent of the principal outstanding. The loan has a one year extension option.

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

(i)On September 1, 2021, the Company sold its interest in the joint venture for a gross sales price of approximately $1.9 million.

(j)The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

(k)The negative carrying value of the Company’s interest in the venture as of September 30, 2021 reflects the Company’s agreement to contribute capital to the venture of approximately $500,000, in connection with the venture’s settlement obligations.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Entity / Property Name	2021	2020	2021	2020
Multi-family
Metropolitan and Lofts at 40 Park	$(163)	$(276)	$(659)	$(611)
RiverTrace at Port Imperial	(4)	(3)	(14)	130
Crystal House (c)	-	(257)	-	(598)
PI North - Riverwalk C (d)	171	(102)	(287)	(340)
Riverpark at Harrison (e)	(1,008)	(62)	(1,135)	(186)
Station House	(291)	(677)	(1,109)	(1,816)
Urby at Harborside	(1,026)	1,924	(90)	1,915
PI North - Land	(38)	-	(156)	-
Liberty Landing	(3)	-	(3)	-
Office
12 Vreeland Road	-	92	2	350
Offices at Crystal Lake (f)	22	72	(113)	147
Other
Riverwalk Retail (b)	-	-	-	(11)
Hyatt Regency Hotel Jersey City	-	412	-	363
Other	616	250	733	376

Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$(1,724)	$1,373	$(2,831)	$(281)

(a)Amounts are net of amortization of basis differences of $141 and $143 for the three months ended September 30, 2021 and 2020, respectively, and $427 and $438 for the nine months ended September 30, 2021 and 2020, respectively.

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

(e)As of September 30, 2021, the joint venture agreed to settle certain obligations regarding a previously owned development project, of which the Company’s share of the expense for such settlement was $0.9 million, which was recorded in equity in earnings for this venture in the three and nine months ended September 30, 2021.

(f)On September 1, 2021, the Company sold its interest in this unconsolidated joint venture to its venture partner for $1.9 million, and realized a loss on the sale of approximately $1.9 million.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	September 30,	December 31,
(dollars in thousands)	2021	2020
Deferred leasing costs	$89,249	$112,421
Deferred financing costs - revolving credit facility (a)	6,684	5,559
	95,933	117,980
Accumulated amortization	(39,218)	(52,428)
Deferred charges, net	56,715	65,552
Notes receivable (b)	5,871	1,167
In-place lease values, related intangibles and other assets, net	42,346	71,608
Goodwill (c)	2,945	2,945
Right of use assets (d)	22,298	22,298
Prepaid expenses and other assets, net	33,008	35,971

Total deferred charges, goodwill and other assets, net (e)	$163,183	$199,541

(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of September 30, 2021 and December 31, 2020, respectively, an interest-free note receivable with a net present value of $0.8 million and $1.2 million which matures in April 2023. Also includes $4.8 million, net of a loan loss allowance of $5.2 million, as of September 30, 2021, of seller-financing provided by the Company to the buyers of the Metropark portfolio. The receivable is secured against available cash of one of the Metropark properties disposed of and earned an annual return of four percent for 90 days after the disposition, with the interest rate increased to 15 percent thereafter. The Company recorded a loan loss allowance charge of $5.2 million at September 30, 2021 based on expected losses, by calculating the net present value of estimated cash flows of one property of the Metropark portfolio as the Company considered the principal amount to be past due (See Note 12: Disclosure of fair value of assets and liabilities). Such charge was recorded in Interest and other investment income (loss) for the three and nine months ended September 30, 2021. The Company elected to account for the Metropark receivable under the cost recovery method and moved the Metropark receivable to a non-accrual status. There is no interest accrued associated with the note receivable. See Note 3: Transactions – Real Estate Held for Sale/Discontinued Operations/Dispositions.

(c)All goodwill is attributable to the Company’s Multi-family Real Estate and Services segment.

(d)This amount has a corresponding liability of $23.7 million, which is included in Accounts payable, accrued expense and other liabilities. See Note 13: Commitments and Contingencies – Ground Lease agreements for further details.

(e)Includes as of September 30, 2021 and December 31, 2020, $1.7 million and $42.5 million, respectively, for properties classified as discontinued operations.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has historically used interest rate swaps as part of its interest rate risk management strategy. As of September 30, 2021 and December 31, 2020, the Company did not have any outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk.

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

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the nine months ending September 30, 2021 and 2020 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative and Reclassification for Forecasted Transactions No Longer Probable of Occurring)		Total Amount of Interest Expense presented in the consolidated statements
	2021	2020		2021	2020		2021	2020	2021	2020

Three months ended September 30,

Interest rate swaps	$-	$-	Interest expense	$-	$-	Interest and other investment income (loss)	$-	$-	$(15,200)	$(20,265)

Nine months ended September 30,

Interest rate swaps	$-	$-	Interest expense	$-	$16		$-	$-	$(49,364)	$(61,794)

Credit-risk-related Contingent Features

The Company had agreements with each of its derivative counterparties that contained a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness was accelerated by the lender due to the Company's default on the indebtedness. As of September 30, 2021, the Company did not have any outstanding derivatives.

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

	September 30,	December 31,
	2021	2020
Security deposits	$6,863	$5,289
Escrow and other reserve funds	12,946	8,918

Total restricted cash	$19,809	$14,207

7.      DISCONTINUED OPERATIONS

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire Suburban Office Portfolio totaling approximately 6.6 million square feet, which had excluded the Company’s office properties in Jersey City and Hoboken, New Jersey.  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a single property not qualified to be classified as held for sale) are being classified as discontinued operations for all periods presented herein.

In late 2019 and through September 30, 2021, the Company completed the sale of 35 of these suburban office properties, totaling 6 million square feet, for net sales proceeds of $1.0 billion.  In October 2021, the Company completed the sale of the last Suburban Office Portfolio property classified as held for sale, which was a 248,480 square foot office property, for a gross sales price of $25.3 million. As a result of a change in the estimated selling price, net of selling costs, for this disposition, the Company recognized an unrealized gain of $0.5 million during the three months ended September 30, 2021 (partially reversing cumulative held for sale loss allowances recognized).

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total revenues	$1,018	$34,989	$28,501	$112,563
Operating and other expenses	(785)	(13,998)	(12,027)	(44,651)
Depreciation and amortization	(53)	(1,267)	(965)	(3,974)
Interest expense	-	(1,321)	(1,570)	(3,934)

Income from discontinued operations	180	18,403	13,939	60,004

Unrealized gains (losses) on disposition of rental property (a)	500	15,775	569	(56,998)
Realized gains (losses) on disposition of rental property (b)	109	-	24,900	33,097
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	609	15,775	25,469	(23,901)

Total discontinued operations, net	$789	$34,178	$39,408	$36,103

(a)Represents valuation allowances, including reversals, and impairment charges on properties classified as discontinued operations in 2021 and 2020.

(b)See Note 3: Real Estate Transactions – Dispositions for further information regarding properties sold and related gains (losses).

8.     SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

	September 30,	December 31,	Effective
	2021	2020	Rate
4.500% Senior Unsecured Notes, due April 18, 2022 (1)	$-	$300,000	-%
3.150% Senior Unsecured Notes, due May 15, 2023 (1)	-	275,000	-%
Principal balance outstanding	-	575,000
Adjustment for unamortized debt discount	-	(1,504)
Unamortized deferred financing costs	-	(843)

Total senior unsecured notes, net	$-	$572,653

(1)On May 6, 2021, the Company retired these notes earlier than their maturity, using net sales proceeds from completed office property sales and borrowings under its 2021 credit facility and term loan. In conjunction with the notes being discharged, the Company incurred costs of $24.2 million (including a make-whole premium) which was expensed as loss from extinguishment of debt during the nine months ended September 30, 2021. See Note 9: Revolving Credit Facility and Term Loans.

9.    REVOLVING CREDIT FACILITY AND TERM LOANS

On May 6, 2021, the Company entered into a revolving credit and term loan agreement (“2021 Credit Agreement”) with a group of seven lenders that provides for a $250 million senior secured revolving credit facility (the “2021 Credit Facility") and a $150 million senior secured term loan facility (the “2021 Term Loan”), and delivered written notice to the administrative agent to terminate the 2017 credit agreement, which termination became effective on May 13, 2021.

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

The 2021 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2021 Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board of Directors, nor appointed by the Board of Directors. Furthermore, construction loans secured by two multi-

family residential property development projects contain cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the construction loans if the change of control provisions under the 2021 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2021 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. If these change of control provisions were triggered, the Company could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2021 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

On May 6, 2021, the Company drew the full $150 million available under the 2021 Term Loan and borrowed $145 million from the 2021 Credit Facility to retire the Company’s Senior Unsecured Notes. (See Note 8: Senior Unsecured Notes.) In June 2021, the Company paid down a total of $123 million of borrowings under the 2021 Term Loan, using sales proceeds from several of the Company’s suburban office property dispositions. On July 27, 2021, the Company repaid the outstanding balance of the 2021 Term Loan of $27 million using proceeds from the disposition of a suburban office properties previously held for sale. (See Note 3: Recent Transactions – Real Estate Held for Sale/Discontinued Operations/Dispositions).

The terms of the 2017 credit facility included: (1) a four year term ending in January 2021, with two six month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million, with a sublimit under the 2017 credit facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below), of which $10.6 million of letters of credit had been issued as of May 6, 2021; (3) an interest rate, based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintained a debt rating from Moody’s or S&P, or such debt ratings fell below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintained a debt rating from Moody’s or S&P or such debt ratings fell below Baa3 and BBB-, based on a defined leverage ratio. In January 2021, the Company elected to exercise the first option to extend the 2017 credit facility maturity date for a period of six months. Accordingly, the term of the 2017 credit facility was extended through its termination in May 2021, with the Company’s payment of the 7.5 basis point extension fee.

After electing to use the defined leverage ratio in 2018 to determine the interest rate, the interest rates on outstanding borrowings, alternate base rate loans and the facility fee on the borrowing capacity, payable quarterly in arrears, on the 2017 credit facility were based on the following total leverage ratio grid:

		Interest Rate -
		Applicable
	Interest Rate -	Basis Points
	Applicable	Above LIBOR for
	Basis Points	Alternate Base	Facility Fee
Total Leverage Ratio	Above LIBOR	Rate Loans	Basis Points
<45%	125.0	25.0	20.0
≥45% and <50%	130.0	30.0	25.0
≥50% and <55% (ratio through May 6, 2021)	135.0	35.0	30.0
≥55%	160.0	60.0	35.0

The Company was in compliance with its debt covenants under its revolving credit facility as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company had borrowings of $174 million and $25 million under its revolving credit facility, respectively, and had no outstanding borrowings under its term loan as of both September 30, 2021 and December 31, 2020.

10.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of September 30, 2021, 22 of the Company’s properties, with a total carrying value of $3.5 billion, and one of the Company’s land and development projects, with a total carrying value of $444 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants requirements under its mortgages and loans payable as of September 30, 2021.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

			Effective	September 30,	December 31,
Property/Project Name	Lender		Rate (a)	2021	2020	Maturity
Port Imperial South 4/5 Retail (m)	American General Life & A/G PC		4.56%	$3,813	$3,866	12/01/21
Port Imperial South 9 (c)	Bank of New York Mellon	LIBOR+	2.13%	79,609	46,357	12/19/22
Portside 7	CBRE Capital Markets/FreddieMac		3.57%	58,998	58,998	08/01/23
Upton-Short Hills (d)	People's United Bank	LIBOR+	2.15%	57,171	42,459	03/26/23
Port Imperial 4/5 Hotel (b)	Fifth Third Bank	LIBOR+	3.40%	89,000	94,000	04/01/23
250 Johnson	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers (e)	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Haus 25 (f)	QuadReal Finance	LIBOR+	2.70%	237,288	161,544	12/01/24
Portside 5/6 (g)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
101 Hudson	Wells Fargo CMBS		3.20%	250,000	250,000	10/11/26
Worcester	MUFG Union Bank	LIBOR+	1.84%	63,000	63,000	12/10/26
RXR - Short Hills (h)	Wells Fargo CMBS		4.15%	-	124,500	04/01/27
150 Main St.	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S (i)	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Port Imperial South 11	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (j)	New York Community Bank		3.77%	160,000	160,000	07/01/29
111 River St.	Athene Annuity and Life Company		3.90%	150,000	150,000	09/01/29
Port Imperial South 4/5 Garage (k)	American General Life & A/G PC		4.85%	32,784	33,138	12/01/29
Emery at Overlook Ridge (l)	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				2,212,663	2,218,862
Unamortized deferred financing costs				(11,716)	(14,718)

Total mortgages, loans payable and other obligations, net				$2,200,947	$2,204,144

(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)In May 2021, the Company executed an agreement extending its maturity date to April 2023, with a six month extension option. The Company repaid $5 million of the outstanding principal and has guaranteed $14.5 million of the outstanding principal, subject to certain conditions.

(c) This construction loan has a maximum borrowing capacity of $92 million and provides, subject to certain conditions, and a one year extension option with a fee of 15 basis points, of which the Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.

(d) This construction loan has a maximum borrowing capacity of $64 million and provides, subject to certain conditions, and an 18 month extension option with a fee of 30 basis points, of which the Company has guaranteed 15 percent of the outstanding principal, subject to certain conditions. On October 27, 2021, the Company obtained a new $75 million mortgage loan from a different lender maturing in October 2026 and repaid the existing loan.

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

(k)The loan was modified to defer interest and principal payments for a six month period ending December 31, 2020. As of September 30, 2021, deferred interest of $0.8 million has been added to the principal balance.

(l)In December 2020, the Company obtained a new $72 million mortgage loan collateralized by the Emery that matures on January 1, 2031 and received net loan proceeds of $10.4 million after repaying its construction loan.

(m)If the Company does not refinance the mortgage, it expects to pay it down at maturity using borrowings on the revolving credit facility.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the nine months ended September 30, 2021 and 2020 was $66,755,000 and $72,874,000 (of which $1,699,000 and $3,862,000 pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the nine months ended September 30, 2021 and 2020 was $23,645,000 and $18,658,000, respectively (which amounts included $338,000 and $1,017,000 for the nine months ended September 30, 2021 and 2020, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of September 30, 2021, the Company’s total indebtedness of $2,374,947,000 (weighted average interest rate of 3.61 percent) was comprised of $696,048,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.36 percent) and fixed rate debt and other obligations of $1,678,899,000 (weighted average rate of 3.72 percent).

As of December 31, 2020, the Company’s total indebtedness of $2,801,797,000 (weighted average interest rate of 3.76 percent) was comprised of $427,419,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt and other obligations of $2,374,378,000 (weighted average rate of 3.83 percent).

11.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2021 and 2020 was $158,000 and $199,000, respectively, and $496,000 and $630,000 for the nine months ended September 30, 2021 and 2020, respectively.

12.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2021 and December 31, 2020. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2021 and December 31, 2020.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, revolving credit facility, term loan and mortgages, loans payable and other obligations aggregated approximately $2,399,631,000 and $2,879,002,000 as compared to the book value of approximately $2,374,947,000 and $2,801,797,000 as of September 30, 2021 and December 31, 2020, respectively. The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The notes receivable by the Company are presented at the lower of cost basis or net amount expected to be collected in accordance with ASC 326. For its seller-financing note receivable provided to the buyers of the Metropark portfolio, the Company calculated the net present value of estimated cash flows available from one of the properties of the Metropark portfolio. The Company accordingly recorded a loan loss allowance charge of $5.2 million at September 30, 2021, which is deducted from the amortized cost basis of the note receivable. Such charge was recorded in Interest and other investment income (loss) for the three and nine months ended September 30, 2021. See Note 5: Deferred charges, goodwill and other assets, net.

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

As of September 30, 2021, assumptions that were utilized in the fair value calculation included:

	Primary Valuation	Unobservable	Location	Range of
Description	Techniques	Assumptions	Type	Rates
Office properties held for sale and held and used on which the Company recognized impairment losses or unrealized allowance reversals	Sale prices per purchase and sale agreements, discounted cash flows and direct capitalization	Discount rates	Suburban	10%
			Waterfront	8%
		Capitalization rates	Suburban	8.5% - 9.25%
			Waterfront	4.8% - 5.75%
		Market rental rates per square foot	Suburban	$34.50
			Waterfront	$48.00 - $51.00
Land holdings held for sale and held and used on which the Company recognized impairment losses	Developable area and units and market rate per square foot or sale prices per purchase and sale agreements	Market rates per square foot	Suburban	$12.00
		Market rate per residential unit	Waterfront	$60,000 - $85,000
			Suburban	$43,000 - $54,000

The Company identified three office properties (comprised of three disposal groups), a small retail pad leased to others and several developable land parcels as held for sale as of September 30, 2021 with an aggregate carrying value of $497.8 million. As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of two of the remaining held for sale properties and a land parcel held for sale (totaling $193.8 million) was not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized held for sale loss allowance of $3.0 million and $3.5 million for the properties and recorded land and other impairments of $0.3 million and $0.7 million, during the three and nine months ended September 30, 2021respectively. As a result of a recent sales contract in place for a land parcel held for sale, the Company recognized an unrealized gain of $3.7 million during both the three and nine months ended September 30, 2021 (reversing cumulative held for sale loss allowances recognized), resulting in a carrying value of $24.6 million.

The Company determined that, due to the shortening of its expected period of ownership which occurred during the second quarter 2021, the Company evaluated the recoverability of the carrying value of its office property in Hoboken, New Jersey, and determined that it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded an impairment charge of $6.0 million on the office property at June 30, 2021, which is included in property impairments on the consolidated statement of operations. Also, as a result of the Company’s shortening of its expected holding period beginning in the second quarter 2021, the Company evaluated the recoverability of the carrying values of its land parcels and determined that it was necessary to reduce the carrying value of a held-and-used land parcel to its estimated fair value of $60.0 million at September 30, 2021 and recorded land and other impairment charges of $6.8 million and $14.3 million, respectively, for the three and nine months ended September 30, 2021.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

The ongoing impact of COVID-19 worldwide has slowed global economic activity and caused significant volatility in financial markets.  As such, there is currently significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy.  The current economic environment can and will be significantly adversely affected by many factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted.   In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of September 30, 2021.

13.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $49.5 million. The PILOT totaled $266,000 and $264,000 for the three months ended September 30, 2021 and 2020, respectively, and $794,000 and $792,000 for the nine months ended September 30, 2021 and 2020, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years. The annual PILOT is equal to two percent of Total Project Costs, as defined. Total Project Costs are $170.9 million. The PILOT totaled $1.1 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $3.2 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in December 2018. The annual PILOT is equal to two percent of Total Project Costs, as defined therein. The PILOT totaled $1.0 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $2.2 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which occurred in August 2018. The annual PILOT is equal to 10 percent of Gross Revenues, as defined therein. The PILOT totaled $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

The 111 River Realty agreement with the City of Hoboken, which commenced on October 1, 2001 expires in April 2022. The PILOT payment equaled $1.2 million annually through April 2017 and then increased to $1.4 million annually until expiration. The PILOT totaled $0.4 million and $0.4 million for the three months September 30, 2021 and 2020, respectively, and $1.1 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The BLVD 475 agreement with the City of Jersey City, which commenced in 2011, is for a term of 10 years (expired in February 2021). The annual PILOT is equal to 10 percent of gross revenues, as defined. The PILOT totaled zero and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

The BLVD 401 agreement with the City of Jersey City, which commenced in 2016, is for a term of 10 years. The annual PILOT is equal to 10 percent of gross revenues for years 1-4, 12 percent of gross revenues for years 5-8 and 14 percent of gross revenue for years 9-10, as defined therein. The PILOT totaled $0.4 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively and $1.0 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2021 and December 31, 2020, are as follows (dollars in thousands):

As of September 30, 2021
Year	Amount
October 1 through December 31, 2021	$424
2022	1,695
2023	1,702
2024	1,721
2025	1,728
2026 through 2101	152,980
Total lease payments	160,250
Less: imputed interest	(136,576)

Total	$23,674

As of December 31, 2020
Year	Amount
2021	$1,750
2022	1,750
2023	1,756
2024	1,776
2025	1,742
2026 through 2101	152,980
Total lease payments	161,754
Less: imputed interest	(138,152)

Total	$23,602

Ground lease expense incurred by the Company amounted to $533,000 and $473,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $22.3 million at September 30, 2021 for three ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 7.576 percent to 7.618 percent for the remaining ground lease terms ranging from 80.83 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus, also known as Haus 25, in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $406.8 million has been incurred through September 30, 2021, is expected to be ready for occupancy in first quarter 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $237.3 million was drawn as of September 30, 2021).

MANAGEMENT CHANGES

On March 3, 2021, the Company announced that its Board of Directors had appointed Mahbod Nia as Chief Executive Officer of the Company. The appointment was effective as of March 8, 2021 (the “CEO Effective Date”).

The Company’s Board approved and the Company entered into an employment agreement dated March 2, 2021 with Mr. Nia (the “CEO Employment Agreement”) that provides as follows: ·

An initial term of three years, commencing on the Effective Date, subject to automatic annual renewals thereafter unless earlier terminated; An annual base salary of $800,000, subject to potential merit increases (but not decreases) each year; a target annual bonus opportunity of 150% of base salary (the “Target Bonus”), with a threshold bonus of 50% of the Target Bonus, and a maximum bonus of 200% of the Target Bonus, based on performance goals to be established annually by the Compensation Committee. On March 10, 2021 Mr. Nia was granted a one-time sign-on “inducement” award of 950,000 stock options to purchase the Company’s common stock, at an exercise price equal to the closing price of the common stock on the date of grant, which will vest and become exercisable in three substantially equal installments on each of the first 3 anniversaries following the date of grant (the “Sign-On Award”). Each calendar year while Mr. Nia is employed (including 2021), Mr. Nia will be eligible for an annual equity award under the Company’s then-current equity incentive plan with an aggregate grant date fair value of $4,000,000. One-half of each annual equity award will vest subject to time-based vesting conditions, and one-half of each annual equity award will vest subject to performance-based vesting conditions.· In addition to standard employee benefits (including health coverage for Mr. Nia and his dependents in the U.S. and the U.K, not to exceed a cost to the Company of $25,000 per year), Mr. Nia will receive up to $30,000 per year in tax compliance assistance, reimbursement of attorneys’ fees in connection with negotiating the Employment Agreement up to $100,000, and, in the event that Mr. Nia relocates his principal residence to the Jersey City, New Jersey metropolitan area, reimbursement for relocation costs up to $50,000 in the aggregate.

Under the CEO Employment Agreement, Mr. Nia will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during his employment and for one year following termination of employment, and perpetual confidentiality and non-disparagement covenants. Concurrent with the appointment of Mr. Nia as Chief Executive Officer, MaryAnne Gilmartin’s tenure as interim Chief Executive Officer of the Company ended as of the CEO Effective Date.

In connection with Ms. Gilmartin’s appointment, as interim Chief Executive Officer effective as of July 25, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with MAG Partners 2.0 LLC (“MAG Partners”), an entity wholly owned by Ms. Gilmartin. Pursuant to the Letter Agreement, MAG Partners agreed to make Ms. Gilmartin’s services available to the Company to serve as its interim Chief Executive Officer. The term of this arrangement and Ms. Gilmartin’s appointment as interim Chief Executive Officer (the “Term”) was to continue until the earliest to occur of (i) the commencement of employment of a permanent Chief Executive Officer of the Company, (ii) a period of six months has elapsed, or an earlier or later date selected by the Board, and (iii) Ms. Gilmartin’s death or disability, or the termination of the arrangement by MAG Partners (including a resignation by Ms. Gilmartin of her appointment as interim Chief Executive Officer). On January 22, 2021, the Company entered into a six -month extension (the “Extension Letter”) of the Letter Agreement with MAG Partners, pursuant to which MAG Partners made Ms. Gilmartin’s services available to the Company to serve as its interim Chief Executive Officer. Pursuant to the Extension Letter, the term of the Letter Agreement was extended until July 25, 2021 (the “Extended Term”). However, Ms. Gilmartin’s appointment as interim Chief Executive Officer was to end upon the earlier to occur of (x) the commencement of employment of a permanent Chief Executive Officer of the Company or (y) a date selected by the Board of Directors of the Company, and during any remaining portion of the Extended Term, MAG Partners would continue to make Ms. Gilmartin reasonably available to assist with the transition of Ms. Gilmartin’s duties to her successor and with any other matters that the Company may reasonably request. In addition, if the Extended Term ended at any time prior to July 25, 2021 (other than a termination by the Company for cause), then the Company would continue to pay MAG Partners its monthly $150,000 cash retainer fee through July 25, 2021.

Pursuant to the Letter Agreement, during the Term the Company would pay to MAG Partners a monthly fee of $150,000, subject to proration for any partial month (but continuing for a minimum of three months following commencement of the Term if the Term is ended by the Board for any reason other than for “cause”). MAG Partners was also eligible to receive a one-time cash sign-on bonus of $300,000 and, unless the Term is ended by the Board for “cause,” a one-time completion bonus of $200,000 at the end of the Term (but no later than March 12, 2021, when it was paid). In addition, the Company granted to MAG Partners fully vested stock options to purchase up to 230,000 shares of common stock with an exercise price of $14.39 per share, and up to 100,000 shares of common stock with an exercise price of $20.00 per share, pursuant to a Stock Option Agreement by and between MAG Partners and the Company (the “Option Agreement”), of which 157,505 of the options were issued after shareholder approval at the Company’s 2021 Annual Meeting of Stockholders.

On June 9, 2021, the Company, appointed Anna Malhari as Executive Vice President and Chief Operating Officer of the Company. The appointment was effective as of June 9, 2021 (the “Effective Date”).

The Company entered into, an amended and restated employment agreement dated as of June 9, 2021 with Ms. Malhari (the “Malhari Employment Agreement”) that provided as follows:

•An initial term ending December 31, 2023, commencing on the Effective Date, subject to automatic annual renewals thereafter unless earlier terminated;

•An annual base salary of $300,000, subject to potential merit increases (but not decreases) each year;

•A target annual bonus opportunity of 100% of base salary (the “Target Bonus”), with a threshold bonus of 50% of the Target Bonus, and a maximum bonus of 150% of the Target Bonus, based on performance goals to be established annually by the Compensation Committee;

•Promptly following the Effective Date, Ms. Malhari will be granted a one-time long-term incentive compensation award with a grant date fair value of $100,000, with 50% of such award subject to time-based vesting conditions and 50% of such award subject to performance-based vesting conditions;

•Upon a termination without “cause” (as defined in the Employment Agreement) or by Ms. Malhari for “good reason” (as defined in the Employment Agreement), subject to execution of a release of claims, Ms. Malhari will be entitled to (i) cash severance equal to 1.5 times (the “Multiplier”) the sum of her base salary and Target Bonus, paid in a lump sum as soon as practicable following the date of termination, but, if such termination occurs within the period commencing 3 months prior to a “change in control” (as defined in the Malhari Employment Agreement) and ending one year following a “change in control,” the Multiplier will increase to 2.0 times; (ii) up to 18 months of continued medical coverage for Ms. Malhari and her dependents; (iii) accelerated vesting of time-based equity awards; and (iv) eligibility to vest in a prorated amount of outstanding performance-based equity awards, based on the amount of time Ms. Malhari remained employed during the applicable performance period and actual performance over the applicable performance period.

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

Under the terms of the Release Agreement, and consistent with the terms of the Employment Agreement and the relevant award agreements, Mr. Tycher will:

•immediately vest in 29,230 previously earned but unvested performance-based long-term incentive plan units (“LTIP Units”);

•immediately vest in 31,963 unvested time-based LTIP Units and 1,162 time-vesting restricted stock units (“RSUs”) previously granted to Mr. Tycher;

•be eligible to vest in a maximum of 162,290 performance-based LTIP Units and 2,153 performance-vesting RSUs previously granted to Mr. Tycher, subject to the achievement of applicable performance criteria over the performance period applicable under the award agreements governing such LTIP Units and RSUs; and

•immediately forfeit 101,625 performance-based LTIPs and 48,960 PRSUs previously granted to Mr. Tycher.

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

Under the terms of the Consulting Agreement, Mr. Tycher will:

•provide certain consulting, cooperation and transition services to the Company and general support, oversight and development services for the Company’s multi-family operations;

•receive a monthly consulting fee of $33,334 during the first twelve (12) months of the Consulting Term;

•be eligible to receive, upon and subject to the occurrence of thirteen separate milestone events to the extent each such milestone event may occur during the Consulting Term, a success fee ranging from $50,000 to $150,000 per milestone, up to a maximum aggregate of $1,250,000 if all milestones are achieved during the Consulting Term;

•be eligible for continued vesting in 12,720 time-based LTIP Units and 54,155 time-vesting RSUs previously granted to Mr. Tycher, subject to Mr. Tycher’s performance of the Consulting Agreement through the end of the Consulting Term;

•be eligible for continued vesting in a maximum of 72,688 performance-based LTIP Units previously granted to Mr. Tycher, subject to Mr. Tycher’s performance of the Consulting Agreement through the end of the Consulting Term and the achievement of applicable performance criteria over the performance period applicable under the award agreements governing such LTIP Units; and

•be eligible for continued vesting in 18,387 performance-based LTIP Units and 51,393 performance-vesting RSUs previously granted to Mr. Tycher, in each case subject to Mr. Tycher’s achievement of certain performance milestones set forth in the Consulting Agreement and the achievement of the applicable performance criteria over the performance period applicable under the award agreements governing such LTIP Units and RSUs.

During the three months ended September 30, 2021, the Company’s total costs incurred, net of LTIP forfeitures, relating to the management restructuring activities discussed above, including the severance and related costs for the departure of the Company’s terminated employees, amounted to $0.4 million (which was included in general and administrative expense). During the nine months ended September 30, 2021, the Company’s total costs incurred, net of LTIP forfeitures, relating to the management restructuring activities discussed above, including the severance and related costs for the departure of the Company’s former executive officer and the departure of the Company’s former interim chief executive officer, as well as other terminated employees, amounted to $10.6 million ($8.8 million of which was included in general and administrative expense and $1.8 million of which was included in operating services expense).

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of September 30, 2021, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, five of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of September 30, 2021, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.

As of October 2021, the Company has outstanding stay-on award agreements with 36 employees, which provides them with the potential to receive compensation, in cash or Company stock, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified.  The total potential cost of such awards is currently estimated to be up to approximately $5.2 million, including the potential future issuance of up to 82,629 shares of the Company’s common stock.  Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, which all occurred in late 2020 and early 2021 and all other conditions were satisfied.

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

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of September 30, 2021
Year	Amount
October 1 through December 31, 2021	$28,827
2022	116,055
2023	114,353
2024	98,148
2025	93,719
2026 and thereafter	506,554

Total	$957,656

As of December 31, 2020
Year	Amount
2021	$117,228
2022	114,101
2023	108,406
2024	92,605
2025	88,309
2026 and thereafter	462,920

Total	$983,569

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

•second, 95.36% to RRT and 4.64% to Rockpoint until RRT has received a 6% annual return (the “RRT Base Return”) on the equity value of the properties contributed by it to RRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event RRT contributes additional property to RRLP in the future; and

•third, pro rata to Rockpoint and RRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at September 30, 2021, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units).

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

•fifth, pro rata to Rockpoint and RRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at September 30, 2021, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to RRT in respect of Preferred Units and 75.46% to RRT in respect of Common Units); and

•sixth, to Rockpoint and RRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to RRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at September 30, 2021, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to RRT in respect of Preferred Units and 87.728% to RRT in respect of Common Units).

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

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of September 30, 2021. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the RRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of RRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $466.3 million as of September 30, 2021.

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

The following tables set forth the changes in Redeemable noncontrolling interests for the three months ended September 30, 2021 and 2020, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at July 1, 2021	$52,324	$464,648	$516,972
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	464,648	516,972
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	1,717	1,717
Balance at September 30, 2021	$52,324	$466,365	$518,689

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance at July 1, 2020	$52,324	$456,631	$508,955
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	456,631	508,955
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	2,397	2,397
Balance at September 30, 2020	$52,324	$459,028	$511,352

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2021	$52,324	$460,973	$513,297
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	460,973	513,297
Income Attributed to Noncontrolling Interests	1,365	18,048	19,413
Distributions	(1,365)	(18,048)	(19,413)
Redemption Value Adjustment	-	5,392	5,392

Redeemable noncontrolling interests as of September 30, 2021	$52,324	$466,365	$518,689

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In MCRLP	in RRT	Interests
Balance January 1, 2020	$52,324	$451,058	$503,382
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	451,058	503,382
Income Attributed to Noncontrolling Interests	1,365	18,048	19,413
Distributions	(1,365)	(18,048)	(19,413)
Redemption Value Adjustment	-	7,970	7,970

Redeemable noncontrolling interests as of September 30, 2020	$52,324	$459,028	$511,352

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

The following table reflects the activity of the General Partner capital for the nine months ended September 30, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Opening Balance	$1,335,226	$1,399,033	$1,398,817	$1,493,699
Net loss available to common shareholders	(28,314)	(42,208)	(92,770)	(117,019)
Common stock distributions	-	(18,142)	-	(36,261)
Redeemable noncontrolling interests	(1,562)	(2,167)	(4,903)	(7,207)
Redemption of common units for common stock	-	-	2,716	-
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	4	9	33	39
Directors' deferred compensation plan	91	76	229	215
Stock Compensation	1,632	394	3,517	1,158
Cancellation of common stock	-	-	(118)	-
Other comprehensive income (loss)	-	-	-	18
Rebalancing of ownership percent between parent and
subsidiaries	948	(875)	504	1,478
Balance at September 30	$1,308,025	$1,336,120	$1,308,025	$1,336,120

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

SHARE/UNIT REPURCHASE PROGRAM

In September 2012, the Board of Directors of the General Partner renewed and authorized an increase to the General Partner’s repurchase program (“Repurchase Program”). The General Partner has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of September 30, 2021, the General Partner has repurchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million. Concurrent with these repurchases, the General Partner sold to the Operating Partnership common units for approximately $11 million.

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

There were no stock options that were exercised under any stock option plans for the nine months ended September 30, 2021 and 2020, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of September 30, 2021 and December 31, 2020, the stock options outstanding had a weighted average remaining contractual life of approximately 5.7 and 3.6 years, respectively.

The Company recognized stock options expense of $253,000 and $192,000 for the three months ended September 30, 2021 and 2020, respectively, and $591,000 and $192,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, the Company had $0.9 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 1.4 years. The Company recognized AO LTIP unit expense of $156,000 for each of the three months ended September 30, 2021 and 2020, and $466,000 for each of the nine months ended September 30, 2021 and 2020.

RESTRICTED STOCK AWARDS

The Company has issued restricted stock units and common stock (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one-year to three-year vesting period. On June 9, 2021, the Company issued Restricted Stock Awards to non-employee members of the Board of Directors of the General Partner which vest within one year, of which 39,529 unvested Restricted Stock Awards were outstanding at September 30, 2021. From July to September, 2021, the Company granted restricted stock units to certain non-executive employees of the Company, which vest after three years, of which 208,769 were outstanding at September 30, 2021.  Restricted Stock Awards allow holders to receive shares of the Company’s common stock upon vesting. Vesting of the outstanding Restricted Stock Awards issued are generally based on time and service.  All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan.

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

As of September 30, 2021, the Company had $6.1 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

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

During the three months ended September 30, 2021 and 2020, 5,113 and 5,952 deferred stock units were earned, respectively. During the nine months ended September 30, 2021 and 2020, 13,494 and 15,663 deferred stock units were earned, respectively. As of September 30, 2021 and December 31, 2020, there were 32,659 and 17,854 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the three and nine months ended September 30, 2021 and 2020 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Mack-Cali Realty Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPS	2021	2020	2021	2020
Loss from continuing operations	$(26,581)	$(75,296)	$(125,710)	$(147,999)
Add (deduct): Noncontrolling interests in consolidated joint ventures	1,137	895	3,670	1,900
Add (deduct): Noncontrolling interests in Operating Partnership	2,884	7,769	12,858	15,859
Add (deduct): Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(19,413)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(1,562)	(2,167)	(4,903)	(7,207)
Loss from continuing operations available to common shareholders	(30,593)	(75,270)	(133,498)	(156,860)
Income (loss) from discontinued operations available to common shareholders	717	30,895	35,825	32,634
Net loss available to common shareholders for basic earnings per share	$(29,876)	$(44,375)	$(97,673)	$(124,226)

Weighted average common shares	90,941	90,671	90,803	90,639

Basic EPS:
Loss from continuing operations available to common shareholders	$(0.34)	$(0.83)	$(1.47)	$(1.73)
Income (loss) from discontinued operations available to common shareholders	0.01	0.34	0.39	0.36
Net loss available to common shareholders	$(0.33)	$(0.49)	$(1.08)	$(1.37)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Diluted EPS	2021	2020	2021	2020
Net loss from continuing operations available to common shareholders	$(30,593)	$(75,270)	$(133,498)	$(156,860)
Add (deduct): Noncontrolling interests in Operating Partnership	(2,884)	(7,769)	(12,858)	(15,859)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(155)	(230)	(489)	(763)
Loss from continuing operations for diluted earnings per share	(33,632)	(83,269)	(146,845)	(173,482)
Income (loss) from discontinued operations for diluted earnings per share	789	34,178	39,408	36,103
Net loss available for diluted earnings per share	$(32,843)	$(49,091)	$(107,437)	$(137,379)

Weighted average common shares	99,975	100,307	99,870	100,235

Diluted EPS:
Loss from continuing operations available to common shareholders	$(0.34)	$(0.83)	$(1.47)	$(1.73)
Income (loss) from discontinued operations available to common shareholders	0.01	0.34	0.39	0.36
Net loss available to common shareholders	$(0.33)	$(0.49)	$(1.08)	$(1.37)

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic EPS shares	90,941	90,671	90,803	90,639
Add: Operating Partnership – common and vested LTIP units	9,034	9,636	9,067	9,596
Diluted EPS Shares	99,975	100,307	99,870	100,235

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

No dividends were declared per common share for the three-month periods ended September 30, 2021 and 2020. Dividends declared per common share for the nine-month periods ended September 30, 2021 and 2020 were zero and $0.40 per share, respectively.

Mack-Cali Realty, L.P.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPU	2021	2020	2021	2020
Loss from continuing operations	$(26,581)	$(75,296)	$(125,710)	$(147,999)
Add (deduct): Noncontrolling interests in consolidated joint ventures	1,137	895	3,670	1,900
Add (deduct): Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(19,413)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(1,717)	(2,397)	(5,392)	(7,970)
Loss from continuing operations available to unitholders	(33,632)	(83,269)	(146,845)	(173,482)
Income (loss) from discontinued operations available to unitholders	789	34,178	39,408	36,103
Net loss available to common unitholders for basic earnings per unit	$(32,843)	$(49,091)	$(107,437)	$(137,379)

Weighted average common units	99,975	100,307	99,870	100,235

Basic EPU:
Loss from continuing operations available to unitholders	$(0.34)	$(0.83)	$(1.47)	$(1.73)
Income (loss) from discontinued operations available to unitholders	0.01	0.34	0.39	0.36
Net loss available to common unitholders for basic earnings per unit	$(0.33)	$(0.49)	$(1.08)	$(1.37)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Diluted EPU	2021	2020	2021	2020
Net loss from continuing operations available to common unitholders	$(33,632)	$(83,269)	$(146,845)	$(173,482)
Income (loss) from discontinued operations for diluted earnings per unit	789	34,178	39,408	36,103
Net loss available to common unitholders for diluted earnings per unit	$(32,843)	$(49,091)	$(107,437)	$(137,379)

Weighted average common unit	99,975	100,307	99,870	100,235

Diluted EPU:
Loss from continuing operations available to common unitholders	$(0.34)	$(0.83)	$(1.47)	$(1.73)
Income (loss) from discontinued operations available to common unitholders	0.01	0.34	0.39	0.36
Net loss available to common unitholders	$(0.33)	$(0.49)	$(1.08)	$(1.37)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2020	2020
Basic EPU units	99,975	100,307	99,870	100,235
Diluted EPU Units	99,975	100,307	99,870	100,235

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

No distributions were declared per common unit for the three-month periods ended September 30, 2021 and 2020. Distribution declared per common share for the nine-month periods ended September 30, 2021 and 2020 were zero and $0.40 per unit, respectively.

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

The following table reflects the activity of noncontrolling interests for the nine months ended September 30, 2021 and 2020, respectively (dollars in thousands):

Three Months Ended	Nine Months Ended

	September 30,		September 30,
	2021	2020	2021	2020
Opening Balance	$175,107	$194,463	$193,563	$205,776
Net (loss) income	2,522	1,090	6,468	5,123
Unit distributions	-	(2,029)	643	(3,509)
Redeemable noncontrolling interests	(6,626)	(6,701)	(19,902)	(20,176)
Change in noncontrolling interests in consolidated joint ventures	12	-	197	133
Redemption of common units for common stock	-	-	(2,716)	-
Redemption of common units	(295)	(29)	(11,164)	(2,170)
Stock compensation	1,275	329	4,462	4,534
Cancellation of unvested LTIP units	-	-	-	(201)
Other comprehensive income (loss)	-	-	-	(34)
Rebalancing of ownership percentage between parent and subsidiaries	(948)	875	(504)	(1,478)
Balance at September 30	$171,047	$187,998	$171,047	$187,998

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2021, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.5 million as of September 30, 2021.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)

Common Units

During the nine months ended September 30, 2021, the Company redeemed 678,302 common units at their fair market value of $10.5 million, which was included as part of the buyer’s purchase consideration in the disposition of an office property in January 2021. See Note 3: Recent Transactions. During the nine months ended September 30, 2021, the Company redeemed for cash 41,750 common units at their fair value of $0.7 million.

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

Noncontrolling Interests Ownership in Operating Partnership

As of September 30, 2021 and December 31, 2020, the noncontrolling interests common unitholders owned 9.0 percent and 9.6 percent of the Operating Partnership, respectively.

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

18.    SEGMENT REPORTING

The Company operates in two business segments: (i) commercial and other real estate and (ii) multi-family real estate and services. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio. The Company’s multi-family services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2021 and 2020. The Company had no long lived assets in foreign locations as of September 30, 2021 and December 31, 2020. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multi-family real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the nine months ended September 30, 2021 and 2020 and selected asset information as of September 30, 2021 and December 31, 2020 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multi-family		Corporate	Total
	& Other Real Estate	Real Estate & Services (d)		& Other (e)	Company
Total revenues:
Three months ended:
September 30, 2021	$38,978	$45,182		$(416)	$83,744
September 30, 2020	39,835	37,658		1,704	79,197
Nine months ended:
September 30, 2021	119,690	122,778		(1,384)	241,084
September 30, 2020	117,239	118,739		1,021	236,999

Total operating and
interest expenses (a):
Three months ended:
September 30, 2021	$15,252	$27,770		$27,948	$70,970
September 30, 2020	16,922	26,772		42,529	86,223
Nine months ended:
September 30, 2021	47,679	80,835		83,676	212,190
September 30, 2020	55,171	71,689		101,668	228,528

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
September 30, 2021	$22	$(1,746)		$-	$(1,724)
September 30, 2020	493	880		-	1,373
Nine months ended:
September 30, 2021	(111)	(2,720)		-	(2,831)
September 30, 2020	(1)	(280)		-	(281)

Net operating income (loss) (b):
Three months ended:
September 30, 2021	$23,748	$15,666		$(28,364)	$11,050
September 30, 2020	23,406	11,766		(40,825)	(5,653)
Nine months ended:
September 30, 2021	71,900	39,223		(85,060)	26,063
September 30, 2020	62,067	46,770		(100,647)	8,190

Total assets:
September 30, 2021	$1,237,667	$3,317,079	3,317,079	$12,421	$4,567,167
December 31, 2020	1,881,161	3,249,516		17,109	5,147,786

Total long-lived assets (c):
September 30, 2021	$1,101,074	$3,112,054		$(1,665)	$4,211,463
December 31, 2020	1,693,054	3,035,485		(1,411)	4,727,128

Total investments in
unconsolidated joint ventures:
September 30, 2021	$-	$148,507		$-	$148,507
December 31, 2020	5,555	156,827		-	162,382

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

Mack-Cali Realty Corporation

The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net operating income	$11,050	$(5,653)	$26,063	$8,190
Add (deduct):
Depreciation and amortization	(29,344)	(31,769)	(86,410)	(93,104)
Land and other impairments, net	(3,401)	(1,292)	(11,333)	(23,401)
Property impairments	-	(36,582)	(6,041)	(36,582)
Realized gains (losses) and unrealized losses on disposition of
rental property, net	(3,000)	-	521	(7,915)
Gain on disposition of developable land	-	-	111	4,813
Gain on sale from unconsolidated joint ventures	(1,886)	-	(1,886)	-
Loss from extinguishment of debt, net	-	-	(46,735)	-
Loss from continuing operations	(26,581)	(75,296)	(125,710)	(147,999)
Discontinued operations
Income from discontinued operations	180	18,403	13,939	60,004
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	609	15,775	25,469	(23,901)
Total discontinued operations, net	789	34,178	39,408	36,103
Net loss	(25,792)	(41,118)	(86,302)	(111,896)
Noncontrolling interests in consolidated joint ventures	1,137	895	3,670	1,900
Noncontrolling interests in Operating Partnership	2,884	7,769	12,858	15,859
Noncontrolling interest in discontinued operations	(72)	(3,283)	(3,583)	(3,469)
Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(19,413)
Net loss available to common shareholders	$(28,314)	$(42,208)	$(92,770)	$(117,019)

Mack-Cali Realty, L.P.

The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net operating income	$11,050	$(5,653)	$26,063	$8,190
Add (deduct):
Depreciation and amortization	(29,344)	(31,769)	(86,410)	(93,104)
Land and other impairments, net	(3,401)	(1,292)	(11,333)	(23,401)
Property impairments	-	(36,582)	(6,041)	(36,582)
Realized gains (losses) and unrealized losses on disposition of
rental property, net	(3,000)	-	521	(7,915)
Gain on disposition of developable land	-	-	111	4,813
Gain on sale from unconsolidated joint ventures	(1,886)	-	(1,886)	-
Loss from extinguishment of debt, net	-	-	(46,735)	-
Loss from continuing operations	(26,581)	(75,296)	(125,710)	(147,999)
Discontinued operations
Income from discontinued operations	180	18,403	13,939	60,004
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	609	15,775	25,469	(23,901)
Total discontinued operations, net	789	34,178	39,408	36,103
Net loss	(25,792)	(41,118)	(86,302)	(111,896)
Noncontrolling interests in consolidated joint ventures	1,137	895	3,670	1,900
Redeemable noncontrolling interests	(6,471)	(6,471)	(19,413)	(19,413)
Net loss available to common unitholders	$(31,126)	$(46,694)	$(102,045)	$(129,409)

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

As of September 30, 2021, the Company owns or has interests in 36 properties (collectively, the “Properties”), consisting of eight office properties, totaling approximately 5.1 million square feet leased to approximately 110 commercial tenants, 20 multi-family rental properties containing 6,018 apartment units, four parking/retail properties, totaling approximately 108,000 square feet, three hotels containing 723 rooms and one parcel of land leased to a third party. The Properties are located in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to approximately 1.4 million square feet of additional commercial space and approximately 8,500 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office and multi-family rental properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.

STRATEGIC DIRECTION

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet, which had excluded the Company’s office properties in Jersey City and Hoboken, New Jersey (collectively, the “Suburban Office Portfolio”). As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a single property not qualified to be classified as held for sale) are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations – to the Financial Statements.

In late 2019 and through September 30, 2021, the Company completed the sale of 35 of these suburban office properties, totaling 6 million square feet, for net sales proceeds of $1.0 billion.  In October 2021, the Company completed the sale of the last Suburban Office Portfolio property classified as held for sale, which was a 248,480 square foot office property, for a gross sales price of $25.3 million.

Starting in the three month period ended September 30, 2021, the Company’s multifamily properties accounted for more than half of the Company’s total revenue for the first time (See Note 18: Segment Reporting – to the Financial Statements). With the recent completion of the Suburban Office Portfolio dispositions which commenced in 2019, the Company has classified two office properties located in Jersey City and Hoboken, New Jersey totaling approximately 1.8 million square feet as held for sale as of September 30, 2021. The classification of these two office properties as held for sale is consistent with the Company’s ongoing efforts and strategy to continue to transition into a primarily multifamily residential company. The Company expects to continue to pursue opportunities to streamline its portfolio and enhance the stability of its revenue stream, as well as pursue overall expense savings from internal reorganizations which results from the shifting of the Company’s real estate portfolio.

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

Of the Company’s core office markets, most continue to show signs of rental rate improvement, while the percentage of leased space has declined or stabilized. The percentage leased in the Company’s stabilized core operating commercial properties included in its Consolidated Properties aggregating 5.1 million, 5.3 million and 8.3 million square feet at September 30, 2021, June 30, 2021 and September 30, 2020, respectively, was 73.5 percent leased at September 30, 2021 as compared to 74.7 percent leased at June 30, 2021 and 78.2 percent leased at September 30, 2020 (after adjusting for properties identified as non-core at the time). Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of September 30, 2021, June 30, 2021 and September 30, 2020 aggregate 44,222, zero and 25,712 square feet, respectively, or 0.9, zero and 0.3 percentage of the net rentable square footage, respectively. Rental rates (including escalations) on the Company’s core commercial space that was renewed (based on first rents payable) during the nine months ended September 30, 2021 (on 54,400 square feet of renewals) decreased an average of 2.4 percent compared to rates that were in effect under the prior leases, as compared to a 12.0 percent increase during the nine months ended September 30, 2020 (on 375,119 square feet of renewals). Estimated lease costs for the renewed leases during the nine months ended September 30, 2021 averaged $3.87 per square foot per year for a weighted average lease term of 8.5 years, and estimated lease costs for the renewed leases during the nine months ended September 30, 2020 averaged $6.01 per square foot per year for a weighted average lease term of 5.6 years. The Company believes, although there can be no assurance, that vacancy rates at most of its commercial properties have begun to bottom as the majority of the known move-outs at its waterfront portfolio have already occurred. As of September 30, 2021, commercial leases which comprise approximately 3.0 and 3.7 percent of the Company’s annualized base rent are scheduled to expire during the years ending December 31, 2021 and 2022, respectively. With the current rental rate results the Company has achieved in its core markets recently, the Company believes, although there can be no assurance, that rental rates on new leases will generally be, on average, not lower than rates currently being paid.  If recent leasing results continue to decline in 2021, the Company may receive less revenue from the same space.

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

•results of operations for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, and

•liquidity and capital resources.

Recent Transactions

Properties Commencing Initial Operations

The following properties commenced initial operations during the nine months ended September 30, 2021 (dollars in thousands):

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/21	The Upton (a)	Short Hills, NJ	Multi-Family	193	$100,726
07/01/21	Riverhouse 9 (b)	Weekawken, NJ	Multi-Family	313	161,787
Totals				506	$262,513

(a)As of September 30, 2021, 193 apartment units are in service. The development costs included approximately $2.9 million in land costs.

(b)As of September 30, 3021, 206 apartment units are in service. The remaining 107 apartment units are expected to be placed in service in the fourth quarter of 2021. The development costs included approximately $2.7 million in land costs.

Additionally, a land lease located in Parsippany, New Jersey, with two restaurant tenants, also commenced initial operations during the three months ended March 31, 2021. Development costs incurred amounted to $5.1 million. This land lease was sold by the Company on June 30, 2021.

Unconsolidated Joint Ventures

On April 29, 2021, the Company sold its interest in the 12 Vreeland Road joint venture for a gross sales price of approximately $2 million, with no gain or loss on the transaction.

On September 1, 2021, the Company sold its interest in the Offices at Crystal Lake joint venture to its venture partner for $1.9 million and recorded a loss on the sale of approximately $1.9 million in the three and nine months ended September 30, 2021.

Real Estate Held for Sale/Discontinued Operations/Dispositions

The Company identified three office properties (comprised of three disposal groups) totaling 2.1 million square feet (See Note 7: Discontinued Operations – to the Financial Statements), a small retail pad leased to others and several developable land parcels as held for sale as of September 30, 2021, including a developable land parcel in Jersey City, New Jersey. The total estimated sales proceeds, net of expected selling costs, from the sales of the remaining assets held for sale are expected to be approximately $727 million, however there can be no assurance of the amount and timing of any such sales proceeds. In October 2021, the Company completed the sale of the last Suburban Office Portfolio property classified as held for sale, which was a 248,480 square foot office property, for a gross sales price of $25.3 million. As a result of recent sales contracts in place and after considering the current market conditions as a result of the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of two of the remaining held for sale properties and a land parcel held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly recognized an unrealized held for sale loss allowance of $3.0 million and $3.5 million for the properties (none of which is included in discontinued operations) and also recorded land and other impairments of $0.3 million and $0.7 million, during the three and nine months ended September 30, 2021, respectively. As a result of recent sales contracts in place for a land parcel held for sale, the Company recognized an unrealized gain of $3.7 million during both the three and nine months ended September 30, 2021 (reversing cumulative held for sale loss allowances recognized).

The Company disposed of the following rental properties during the nine months ended September 30, 2021 (dollars in thousands):

										Discontinued
										Operations:
									Realized	Realized
									Gains	Gains
				Rentable		Net		Net	(Losses)/	(losses)/
Disposition			# of	Square	Property	Sales		Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Type	Proceeds		Value	Losses, net	Losses, net
01/13/21	100 Overlook Center	Princeton, New Jersey	1	149,600	Office	$34,724	(a)	$26,488		$8,236
03/25/21	Metropark portfolio (b)	Edison and Iselin, New Jersey	4	926,656	Office	247,351		233,826		13,525
04/20/21	Short Hills portfolio (c)	Short Hills, New Jersey	4	828,413	Office	248,664		245,800		2,864
06/11/21	Red Bank portfolio	Red Bank, New Jersey	5	659,490	Office	80,730		78,364		2,366
06/30/21	Retail land leases	Hanover and Parsippany, New Jersey	-	-	Land Lease	41,957		37,951	$4,006	-
07/26/21	7 Giralda Farms	Madison, New Jersey	1	236,674	Office	28,182		30,143		(1,961)
Sub-total			15	2,800,833		681,608		652,572	4,006	25,030

Unrealized gains(losses) on real estate held for sale									(3,485)	439
Totals			15	2,800,833		$681,608		$652,572	$521	$25,469

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

(b)Includes $10 million of seller financing provided to the buyers of the Metropark portfolio. See Note 5: Deferred charges, goodwill and other assets, net.

(c)The mortgage loan encumbering three of the properties was defeased at closing, for which the Company incurred costs of $22.6 million. These costs were expensed as loss from extinguishment of debt during the three months ended June 30, 2021.

On May 24, 2021, the Company disposed of a developable land parcel located in Hamilton, New Jersey, for net sales proceeds of $745,000 (and recorded a net gain of $111,000 on the disposition).

In October 2021, the Company completed the sale of a 248,480 square foot office property classified as held for sale at September 30, 2021, for a gross sales price of $25.3 million.

Impairments on Properties and Land Held and Used

The Company determined that, due to the shortening of its expected period of ownership which occurred during the second quarter 2021, the Company evaluated the recoverability of the carrying value of its office property in Hoboken, New Jersey, and determined that it was necessary to reduce the carrying value of the property to its estimated fair value. Accordingly, the Company recorded an impairment charge of $6.0 million on the office property at June 30, 2021, which is included in property impairments on the consolidated statement of operations. Also, as a result of the Company’s shortening of its expected holding period beginning in the second quarter 2021, the Company evaluated the recoverability of the carrying value of its land parcels and determined that it was necessary to reduce the carrying values of a held-and-used developable land parcel located in Jersey City, New Jersey, to its estimated fair value and recorded in land and other impairment charges an amount of $6.8 million and $14.3 million for the three and nine months ended September 30, 2021.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2021 (“2021”), as compared to the three and nine months ended September 30, 2020 (“2020”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2020 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2019 (for the nine-month period comparisons) excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2020 through September 30, 2021; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2020 through September 30, 2021 (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2020 through September 30, 2021 (for the nine-month period comparisons) and (iii) the effect of “Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2020 through September 30, 2021.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Revenue from rental operations and other:
Revenue from leases	$72,243	$67,396	$4,847	7.2%
Parking income	3,950	4,033	(83)	(2.1)
Hotel income	3,018	893	2,125	238.0
Other income	1,905	3,999	(2,094)	(52.4)
Total revenues from rental operations	81,116	76,321	4,795	6.3

Property expenses:
Real estate taxes	11,905	11,004	901	8.2
Utilities	3,573	3,598	(25)	(0.7)
Operating services	17,291	19,116	(1,825)	(9.5)
Total property expenses	32,769	33,718	(949)	(2.8)

Non-property revenues:
Real estate services	2,628	2,876	(248)	(8.6)
Total non-property revenues	2,628	2,876	(248)	(8.6)

Non-property expenses:
Real estate services expenses	3,307	3,299	8	0.2
General and administrative	11,292	26,361	(15,069)	(57.2)
Dead deal and transaction-related costs	3,671	2,583	1,088	42.1
Depreciation and amortization	29,344	31,769	(2,425)	(7.6)
Property impairments	-	36,582	(36,582)	(100.0)
Land and other impairments, net	3,401	1,292	2,109	163.2
Total non-property expenses	51,015	101,886	(50,871)	(49.9)
Operating income (loss)	(40)	(56,407)	56,367	99.9
Other (expense) income:
Interest expense	(15,200)	(20,265)	5,065	25.0
Interest and other investment income (loss)	(4,731)	3	(4,734)	(157,800.0)
Equity in earnings (loss) of unconsolidated joint ventures	(1,724)	1,373	(3,097)	(225.6)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	(3,000)	-	(3,000)	-
Gain on disposition of developable land	-	-	-	-
Gain on sale from unconsolidated joint ventures	(1,886)	-	(1,886)	-
Loss from extinguishment of debt, net	-	-	-	-
Total other (expense) income	(26,541)	(18,889)	(7,652)	(40.5)
Loss from continuing operations	(26,581)	(75,296)	48,715	64.7
Discontinued operations:
Income from discontinued operations	180	18,403	(18,223)	(99.0)
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	609	15,775	(15,166)	(96.1)
Total discontinued operations	789	34,178	(33,389)	(97.7)
Net loss	$(25,792)	$(41,118)	$15,326	37.3%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2021, as compared to 2020, divided into Same-Store Properties, Acquired Properties and Properties Sold in 2020 and 2021 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2020 and 2021
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$4,847	7.2%	$2,719	4.1%	$3,061	4.5%	$(933)	(1.4)%
Parking income	(83)	(2.1)	(179)	(4.4)	123	3.0	(27)	(0.7)
Hotel income	2,125	238.0	2,125	238.0	-	-	-	-
Other income	(2,094)	(52.4)	(2,233)	(55.9)	148	3.7	(9)	(0.2)
Total	$4,795	6.3%	$2,432	3.2%	$3,332	4.4%	$(969)	(1.3)%

Property expenses:
Real estate taxes	$901	8.2%	$976	8.9%	$231	2.1%	$(306)	(2.8)%
Utilities	(25)	(0.7)	(48)	(1.4)	74	2.1	(51)	(1.4)
Operating services	(1,825)	(9.5)	(2,060)	(10.7)	555	2.9	(320)	(1.7)
Total	$(949)	(2.8)%	$(1,132)	(3.4)%	$860	2.6%	$(677)	(2.0)%

OTHER DATA:
Number of Consolidated Properties	27		26		1		37
Commercial Square feet (in thousands)	4,916		4,916		-		5,506
Multi-family portfolio (number of units)	4,232		4,039		193		1,025

Revenue from leases. Revenue from leases for the Same-Store Properties increased $2.7 million, or 4.1 percent, for 2021 as compared to 2020, due primarily to an increase in lease-up of the multifamily rental properties in 2021 as compared to 2020.

Parking income. Parking income for the Same-Store Properties was relatively unchanged for 2021 as compared to 2020.

Hotel income. Hotel income for the Same-Store Properties increased $2.1 million, or 238.0 percent, for 2021 as compared to 2020 due to the partial shutdown of hotel operations due to the COVID-19 pandemic in 2020, primarily due to the full re-opening of the hotels occurring in 2021, following a partial shutdown of hotel operations in 2020 as a result of the COVID-19 pandemic.

Other income. Other income for the Same-Store Properties decreased $2.2 million, or 55.9 percent, for 2021 as compared to 2020, due primarily to a decrease in 2021 in food and beverage income due to the Company’s discontinuation of certain food service operations in Jersey City, New Jersey in late 2020; and a decrease in early lease termination income recognized in 2021, as compared to 2020.

Real estate taxes. Real estate taxes for the Same-Store Properties increased $1.0 million, or 8.9 percent, for 2021 as compared to 2020, due primarily to the expiration in early 2021 of the PILOT agreements on two multi-family properties located in Jersey City, New Jersey.

Utilities. Utilities for the Same-Store Properties were relatively unchanged for 2021 as compared to 2020.

Operating services. Operating services for the Same-Store Properties decreased $2.1 million, or 10.7 percent, for 2021 as compared to 2020, due primarily to a decrease in property maintenance expenses of $1.6 million in 2021 as compared to 2020, and $0.7 million in severance and related costs incurred in 2020 with no similar costs in 2021.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) was relatively unchanged for 2021 as compared to 2020.

Real estate services expense. Real estate services expense was relatively unchanged for 2021 as compared to 2020.

General and administrative. General and administrative expenses decreased $15.1 million, or 57.2 percent, for 2021 as compared to 2020. This decrease was due primarily to a $7.8 million decrease in severance and related costs for 2021 as compared to 2020, and costs incurred in connection with contested elections of the Board of Directors of $7.0 million in 2020, as well as reduced salary and related expenses in 2021 as compared to 2020, with such reductions related to Company’s initiatives to realize run-rate expense savings from internal management reorganizations put in place early in 2021, coincident with plans to streamline the portfolio.

Dead deal and transaction-related costs. The Company incurred costs of $3.7 million in 2021 and $2.6 million in 2020 in connection with dead deals and transaction-related activities.

Depreciation and amortization. Depreciation and amortization decreased $2.4 million, or 7.6 percent, for 2021 over 2020. This decrease was primarily due to higher depreciation due primarily to fully amortized assets of approximately $2.7 million for Same-Store Properties for 2021 as compared to 2020 a decrease of approximately $0.3 million for 2021 as compared to 2020 for properties sold or removed from service. These were partially offset by an increase of $0.6 million for 2021 as compared to 2020 in the Acquired Properties.

Property impairments. In 2020, the Company recorded a $36.6 million impairment on its held and used hotel properties located in Weehawken, New Jersey.

Land and other impairments, net. In 2021, the Company recorded net $3.4 million of impairments on developable land parcels. In 2020, the Company recorded $1.3 million of impairments on developable land parcels. See Note 12: Disclosure of Fair Value of Assets and Liabilities.

Interest expense. Interest expense decreased $5.1 million, or 25.0 percent, for 2021 as compared to 2020. This decrease was primarily the result of lower average debt balances in 2021 as compared to 2020, due to the Company’s redemption of its Senior Unsecured Notes in 2021, primarily using proceeds from sales of office properties.

Interest and other investment income (loss). Interest and other investment income (loss) decreased $4.7 million for 2021 as compared to 2020, due primarily to the recording of a loan loss allowance on a receivable of $5.2 million in 2021.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $3.1 million, or 225.6 percent for 2021 as compared to 2020, due primarily to a decrease of $3.0 million for 2021 as compared to 2020 from the Urby at Harborside venture, which resulted from the Company’s share of the annual sale of an economic urban tax credit having occurred in the third quarter 2020, but which occurred in an earlier quarter in 2021.

Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net loss of $3.0 million in 2021.

Gain (loss) on sale from unconsolidated joint ventures. In 2021, the Company recorded a loss of $1.9 million on the sale of its interest in a joint venture which owns an office property in West Orange, New Jersey.

Discontinued operations. For all periods presented, the Company classified 36 office properties totaling 6.3 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties decreased $18.2 million for 2021 as compared to 2020, due primarily to a decrease in revenues of $34.0 million for 2021 as compared to 2020, partially offset by a decrease in operating and other expenses of $13.2 million for 2021 as compared to 2020. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $0.6 million on these properties in 2021, and a gain of $15.8 million in 2020. See Note 7: Discontinued Operations to the Financial Statements.

Net loss. Net loss decreased to a loss of $25.8 million in 2021 from a loss of $41.1 million in 2020. The decrease was due to the factors discussed above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Revenue from rental operations and other:
Revenues from leases	$206,950	$205,732	$1,218	0.6%
Parking income	10,520	12,332	(1,812)	(14.7)
Hotel income	6,785	3,290	3,495	106.2
Other income	9,081	7,021	2,060	29.3
Total revenues from rental operations	233,336	228,375	4,961	2.2

Property expenses:
Real estate taxes	35,958	32,920	3,038	9.2
Utilities	10,816	10,564	252	2.4
Operating services	51,831	51,179	652	1.3
Total property expenses	98,605	94,663	3,942	4.2

Non-property revenues:
Real estate services	7,748	8,624	(876)	(10.2)
Total non-property revenues	7,748	8,624	(876)	(10.2)

Non-property expenses:
Real estate services expenses	9,838	10,107	(269)	(2.7)
General and administrative	43,347	59,423	(16,076)	(27.1)
Dead deal and transaction-related costs	6,416	2,583	3,833	148.4
Depreciation and amortization	86,410	93,104	(6,694)	(7.2)
Property impairments	6,041	36,582	(30,541)	(83.5)
Land and other impairments, net	11,333	23,401	(12,068)	(51.6)
Total non-property expenses	163,385	225,200	(61,815)	(27.4)
Operating income	(20,906)	(82,864)	61,958	74.8
Other (expense) income:
Interest expense	(49,364)	(61,794)	12,430	20.1
Interest and other investment income	(4,620)	42	(4,662)	(11,100.0)
Equity in earnings (loss) of unconsolidated joint ventures	(2,831)	(281)	(2,550)	(907.5)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	521	(7,915)	8,436	106.6
Gain on disposition of developable land	111	4,813	(4,702)	(97.7)
Gain on sale from unconsolidated joint ventures	(1,886)	-	(1,886)	-
Loss from extinguishment of debt, net	(46,735)	-	(46,735)	-
Total other (expense) income	(104,804)	(65,135)	(39,669)	(60.9)
Loss from continuing operations	(125,710)	(147,999)	22,289	15.1
Discontinued operations:
Income from discontinued operations	13,939	60,004	(46,065)	(76.8)
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	25,469	(23,901)	49,370	206.6
Total discontinued operations, net	39,408	36,103	3,305	9.2
Net loss	$(86,302)	$(111,896)	$25,594	22.9%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2021 as compared to 2020 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2020 and 2021 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2020 and 2021
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$1,218	0.6%	$(4,404)	(2.1)%	$8,276	4.0%	$(2,654)	(1.3)%
Parking income	(1,812)	(14.7)	(2,072)	(16.8)	344	2.8	(84)	(0.7)
Hotel Income	3,495	106.2	3,495	106.2	-	-	-	-
Other income	2,060	29.3	1,794	25.6	330	4.7	(63)	(0.9)
Total	$4,961	2.2%	$(1,187)	(0.5)%	$8,950	3.9%	$(2,801)	(1.2)%

Property expenses:
Real estate taxes	$3,038	9.2%	$2,274	6.9%	$959	2.9%	$(195)	(0.6)%
Utilities	252	2.4	133	1.2	333	3.2	(214)	(2.0)
Operating services	652	1.3	29	0.1	1,331	2.6	(708)	(1.4)
Total	$3,942	4.2%	$2,436	2.6%	$2,623	2.8%	$(1,117)	(1.2)%

OTHER DATA:
Number of Consolidated Properties	27		24		3		37
Commercial Square feet (in thousands)	4,916		4,885		31		5,506
Multi-family portfolio (number of units)	4,232		3,713		519		1,025

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $4.4 million, or 2.1 percent, for 2021 as compared to 2020, due primarily to a decrease in 2021 in rental rates in multi-family properties and in overall occupancy of the office portfolio.

Parking income. Parking income for the Same-Store Properties decreased $2.1 million, or 16.8 percent, for 2021 as compared to 2020, due primarily to decreased usage at the parking garages, in 2021, as compared to 2020, which was more impacted by the COVID-19 pandemic, as well as the recognition in 2020 of approximately $0.6 million income from a settlement of prior period unpaid parking fees by a tenant in Jersey City, New Jersey.

Hotel income. Hotel income for the Same-Store Properties increased $3.5 million, or 106.2 percent, for 2021 as compared to 2020 due to the partial shutdown of hotel operations due to the COVID-19 pandemic in 2020, primarily due to full reopening of the hotels occurring in 2021, following a partial shutdown of hotel operations in 2020 as a result of the COVID-19 pandemic.

Other income. Other income for the Same-Store Properties increased $1.8 million, or 25.6 percent, for 2021 as compared to 2020, due primarily to the recognition in 2021 of forfeited deposits received from the potential buyers in disposition deals that were not completed, as well as post property sales items received in 2021.

Real estate taxes. Real estate taxes for the Same-Store Properties increased $2.3 million, or 6.9 percent, for 2021 as compared to 2020, due primarily the expiration in early 2021 of the PILOT agreements on two multi-family properties located in Jersey City, New Jersey.

Utilities. Utilities for the Same-Store Properties were relatively unchanged for 2021 as compared to 2020.

Operating services. Operating services for the Same-Store Properties was relatively unchanged for 2021 as compared to 2020, due primarily to a decrease in maintenance and operations expenses in 2021 as compared to 2020, partially offset by an increase in severance and related expenses for 2021 as compared to 2020.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.9 million, or 10.2 percent, for 2021 as compared to 2020, due primarily to decreased third party development and management activity in 2021, as compared to 2020.

Real estate services expense. Real estate services expense decreased $0.3 million, or 2.7 percent, for 2021 as compared to 2020, due primarily to decreased salaries and related expenses from lower third party development and management activities in 2021, as compared to 2020.

General and administrative. General and administrative expense decreased $16.1 million, or 27.1 percent, for 2021 as compared to 2020. This decrease was due primarily to costs incurred for a contested election of the Board of Directors of $12.8 million in 2020 and a decrease in severance and related costs of $3.7 million for 2021 as compared to 2020, as well as reduced salary and related expenses in 2021 as compared to 2020, with such reductions related to Company’s initiatives to realize run-rate expense savings from internal management reorganizations put in place early in 2021, coincident with plans to streamline the portfolio.  These were partially offset by $2 million of costs from CEO and related management changes, in 2021.

Dead deal and transaction-related costs. The Company incurred costs of $6.4 million in 2021 and $2.6 million in 2020 in connection with its property transaction activities.

Depreciation and amortization. Depreciation and amortization decreased $6.7 million, or 7.2 percent, for 2021 over 2020. This decrease was primarily due to lower depreciation due primarily to fully amortized assets of approximately $7.1 million for Same-Store Properties for 2021 as compared to 2020, and a decrease of approximately $0.9 million in 2021 as compared to 2020 for properties sold or removed from service. These were partially offset by an increase of approximately $1.3 million for 2021 as compared to 2020 in the Acquired Properties.

Property impairments. In 2021, the Company recorded a $6.0 million impairment on its then-classified held and used office property located in Hoboken, New Jersey. In 2020, the Company recorded a $36.6 million impairment on its held and used hotel properties located in Weehawken, New Jersey.

Land and other impairments, net. In 2021, the Company recorded $11.3 million of impairment on developable land parcels. In 2020, the Company recorded $23.4 million of impairments on developable land parcels. See Note 12: Disclosure of Fair Value of Assets and Liabilities.

Interest expense. Interest expense decreased $12.4 million, or 20.1 percent, for 2021 as compared to 2020. This decrease was primarily the result of lower average debt balances in 2021 as compared to 2020, due to the Company’s redemption of its Senior Unsecured Notes in 2021, primarily using proceeds from sales of office properties.

Interest and other investment income (loss). Interest and other investment income (loss) decreased $4.7 million for 2021 as compared to 2020, due primarily to the recording of a loan loss allowance on a receivable of $5.2 million in 2021.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $2.6 million or 907.5 percent for 2021 as compared to 2020, due primarily to a decrease of $2.0 million for 2021 as compared to 2020 from the Urby at Harborside venture which resulted from an increase in concessions and discounts to tenants in 2021 as compared to 2020. Additionally, a joint venture of the Company agreed to settle certain obligations regarding a previously owned development project, of which the Company’s share of the expense for such settlement was $0.9 million, which was recorded in equity in earnings (loss) in 2021.

Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a gain of $0.5 million in 2021 and a net loss of $7.9 million in 2020.

Gain on disposition of developable land. In 2021, the Company recorded a gain of $0.1 million on the sale of land holdings in Hamilton, New Jersey. In 2020, the Company recorded a gain of $4.8 million on the sale of land holdings located in Middletown, New Jersey.

Gain (loss) on sale from unconsolidated joint ventures. In 2021, the Company recorded a loss of $1.9 million on the sale of its interest in a joint venture which owns an office property in West Orange, New Jersey.

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

Discontinued operations. For all periods presented, the Company classified 36 office properties totaling 6.3 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties decreased $46.1 million for 2021 as compared to 2020, due primarily to a decrease in revenues of $84.1 million for 2021 as compared to 2020, partially offset by a decrease in operating and other expenses of $32.6 million for 2021 as compared to 2020. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $25.5 million on these properties in 2021, and a loss of $23.9 million in 2020. See Note 7: Discontinued Operations to the Financial Statements.

Net loss. Net loss decreased to a loss of $86.3 million in 2021 from a loss of $111.9 million in 2020. The decrease was due to the factors discussed above.

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

The ongoing impact of COVID-19 across many countries around the globe, including the U.S., has slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. The global impact of the outbreak has been rapidly evolving the responses of many countries, including the U.S., have included quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, and restrictions on travel. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. Demand for space at the Company’s properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. These factors can be significantly adversely affected by a variety of factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. If the outbreak continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact the Company’s tenants’ ability to pay rent, the Company’s ability to lease vacant space, the Company’s ability to complete development and redevelopment projects and the Company’s ability to dispose of the assets held for sale and these consequences, in turn, could materially impact the Company’s results of operations.

Construction Projects

The Company is developing a 750-unit multi-family project at 25 Christopher Columbus, also known as Haus 25, in Jersey City, New Jersey, which began construction in first quarter 2019. The construction project, which is estimated to cost $469.5 million, of which $406.8 million has been incurred through September 30, 2021, is expected to be ready for occupancy in first quarter 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $237.3 million was drawn as of September 30, 2021).

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

Property Lock-Ups

Through February 2016, the Company could not dispose of or distribute certain of its properties, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). Upon the expiration in February 2016 of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, a former director; David S. Mack, a former director; and Earle I. Mack, a former director), the Robert Martin Group, and the Cali Group (which includes John R. Cali, a former director). As of September 30, 2021, after the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, five of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of September 30, 2021, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.

Unencumbered Properties

As of September 30, 2021, the Company had two unencumbered properties with a carrying value of $42.0 million representing 7.1 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $9.2 million to $43.1 million at September 30, 2021, compared to $52.3 million at December 31, 2020. This increase is comprised of the following net cash flow items:

(1)	$41.2 million provided by operating activities.

(2)	$458 million provided by investing activities, consisting primarily of the following:

	(a)	$620.8 million net cash from investing activities - discontinued operations; plus
	(b)	$0.5 million received from repayments of notes receivables; plus
	(c)	$5.7 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; plus
	(d)	$42.7 million received from proceeds from the sales of rental property; plus
	(e)	$3.9 million received from proceeds from the sale of investments in unconsolidated joint ventures; minus
	(f)	$0.6 million used for investments in unconsolidated joint ventures; minus
	(g)	$49.1 million used for additions to rental property and improvements; minus
	(h)	$165.7 million used for the development of rental property, other related costs and deposits.

(3)	$508.4 million used in financing activities, consisting primarily of the following:

	(a)	$37 million used for repayments of revolving credit facility and term loan; plus
	(b)	$150 million used for repayment of term loans; plus
	(c)	$573.7 million used for repayments of unsecured term loans; plus
	(d)	$129.9 million used for repayments of mortgages, loans payable and other obligations; plus
	(e)	$0.6 million used for common unit redemptions; plus
	(f)	$7.3 million used for payment of finance costs; plus
	(g)	$19.4 million used for distribution to redeemable noncontrolling interests; plus

(h)	$49.9 million used for payment of early debt extinguishment costs, plus
(i)	$0.5 million used for payments of common dividends and distributions; minus
(j)	$186 million from borrowings under the revolving credit facility; minus
(k)	$123.7 million from proceeds received from mortgages and loans payable; minus
(l)	$0.2 million from contributions from noncontrolling interests; minus
(m)	$150 million from borrowings from term loan.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2021:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Secured Debt (b)	$1,686,595	70.67%	3.72%		5.49
Variable Rate Secured Debt	700,068	29.33%	3.36%		2.64

Totals/Weighted Average:	$2,386,663	100.00%	3.61%	(b)	4.65
Adjustment for unamortized debt discount	-
Unamortized deferred financing costs	(11,716)
Total Debt, Net	$2,374,947

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.11 percent as of September 30, 2021, plus the applicable spread.

(b)Balance includes two ten-year mortgage loans obtained by the Company which have fixed rates for the first five years only.

(c)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $2.3 million for the nine months ended September 30, 2021.

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2021 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2021	$184	$3,800	$3,984	4.57%
2022	550	168,609	169,159	2.91%
2023	2,047	116,169	118,216	2.93%
2024	3,403	719,288	722,691	3.71%
2025	3,300	-	3,300	3.98%
2026	12,822	658,000	670,822	3.67%
Thereafter	-	698,491	698,491	3.73%
Sub-total	22,306	2,364,357	2,386,663	3.61%
Unamortized deferred financing costs	(11,716)	-	(11,716)	-
Totals/Weighted Average	$10,590	$2,364,357	$2,374,947	-%	(b)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.11 percent as of September 30, 2021, plus the applicable spread.

(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $2.3 million for the nine months ended September 30, 2021.

Senior Unsecured Notes

On May 6, 2021, the Company retired these notes earlier than their maturity, using net sales proceeds from completed suburban office property sales and borrowings under its 2021 credit facility and term loan. In conjunction with the notes being discharged, the Company incurred costs of $24.2 million (including a make-whole premium) which was expensed as loss from extinguishment of debt during the nine months ended September 30, 2021. See Note 9: Revolving Credit Facility and Term Loans.

Revolving Credit Facility and Term Loans

On May 6, 2021, the Company entered into a revolving credit and term loan agreement (“2021 Credit Agreement”) with a group of seven lenders that provides for a $250 million senior secured revolving credit facility (the “2021 Credit Facility”) and a $150 million senior secured term loan facility (the “2021 Term Loan”), and delivered written notice to the administrative agents to terminate the 2017 credit agreement, which termination became effective May 13, 2021.

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

On May 6, 2021, the Company drew the full $150 million available under the 2021 Term Loan and borrowed $145 million from the 2021 Credit Facility to retire the Company’s Senior Unsecured Notes. In June 2021, the Company paid down a total of $123 million of borrowings under the 2021 Term Loan, using sales proceeds from several of the Company’s suburban office property dispositions. On July 27, 2021, the Company repaid the outstanding balance of the 2021 Term Loan of $27 million, using proceeds from the disposition of a suburban office property previously held for sale. (See Note 3: Recent Transactions – Real Estate Held for Sale/Discontinued Operations/Dispositions).

The terms of the 2017 credit facility included: (1) a four-year term ending in January 2021, with two six-month extension options, subject to the Company not being in default on the facility and with the payment of a fee of 7.5 basis points for each extension; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $600 million, with a sublimit under the

2017 credit facility for the issuance of letters of credit in an amount not to exceed $60 million (subject to increase as discussed below), of which $10.6 million of letters of credit had been issued as of May 6, 2021; (3) an interest rate based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintained a debt rating from Moody’s or S&P or such debt ratings fell below Baa3 and BBB-, based on a defined leverage ratio; and (4) a facility fee, payable quarterly based on the Operating Partnership’s unsecured debt ratings from Moody’s or S&P, or, at the Operating Partnership’s option, if it no longer maintained a debt rating from Moody’s or S&P or such debt ratings fell below Baa3 and BBB-, based on a defined leverage ratio. In January 2021, the Company elected to exercise the first option to extend the 2017 credit facility maturity date for a period of six months. Accordingly, the term of the 2017 credit facility was extended through its termination in May 2021, with the Company’s payment of the 7.5 basis point extension fee.

After electing to use the defined leverage ratio in 2018 to determine the interest rate, the interest rate under the 2017 credit facility was based on the following total leverage ratio grid:

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

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s outstanding borrowings under its revolving credit facility and term loan, or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its Suburban Office Portfolio assets, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of November 1, 2021, the Company had outstanding borrowings of $166 million under its revolving credit facility and no outstanding borrowings under its term loan. The Company is reviewing various financing and refinancing options, including the redemption or purchase of the senior unsecured notes in public tender offers or privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2021. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Share/Unit Repurchase Program

The General Partner has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the General Partner’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of September 30, 2021, the General Partner has a remaining authorization under the Repurchase Program of $139 million. There were no common stock repurchases in the year ended December 31, 2020 and through November 1, 2021.

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of November 1, 2021.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of November 1, 2021.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. Such guaranteed debt has a total facility amount of $303.8 million of which the Company has agreed to guarantee up to $33.2 million. As of September 30, 2021, the outstanding balance of such guaranteed debt totaled $295.8 million of which $32.4 million was guaranteed by the Company.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of September 30, 2021:

		Payments Due by Period
		Less than 1	2 – 3		4 – 5		6 – 10	After 10
(dollars in thousands)	Total	Year	Years		Years		Years	Years
Revolving credit facility and
term loans	$186,924	$5,003	$181,921		$-		$-	$-
Mortgages, loans payable
and other obligations (a)	2,586,521	70,938	465,502	(b)	971,950	(c)	1,016,236	61,895
Payments in lieu of taxes
(PILOT)	4,233	3,594	639		-		-	-
Ground lease payments/other	160,317	1,762	3,416		3,455		8,793	142,891
Total	$2,937,995	$81,297	$651,478		$975,405		$1,025,029	$204,786

(a)Interest payments assume LIBOR rate of 0.10 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at September 30, 2021, plus the applicable spread.

(b)Includes $136.8 million pertaining to various mortgages with one-year extension options.

(c)Includes $237.3 million pertaining to various mortgages with one-year extension options.

Funds from Operations

Funds from operations (“FFO”) (available to common stock and unit holders) is defined as net income (loss) before noncontrolling interests in Operating Partnership, computed in accordance with GAAP, excluding gains or losses from depreciable rental property transactions (including both acquisitions and dispositions), and impairments related to depreciable rental property, plus real estate-

related depreciation and amortization. The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from property transactions and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss available to common shareholders	$(28,314)	$(42,208)	$(92,770)	$(117,019)
Add (deduct): Noncontrolling interests in Operating Partnership	(2,884)	(7,769)	(12,858)	(15,859)
Noncontrolling interests in discontinued operations	72	3,283	3,583	3,469
Real estate-related depreciation and amortization on
continuing operations (a)	31,624	34,764	92,842	101,856
Real estate-related depreciation and amortization
on discontinued operations	53	1,267	965	3,974
Property impairments on continuing operations	-	36,582	-	36,582
Property impairments on discontinued operations	-	-	6,041	-
Impairment of unconsolidated joint venture investment	-	-	(2)	-
Gain on sale from unconsolidated joint ventures	1,886	-	1,886	-
Continuing operations: Realized (gains) losses and unrealized (gains) losses
on disposition of rental property, net	3,000	-	(521)	7,915
Discontinued operations: Realized (gains) losses and unrealized (gains) losses
on disposition of rental property, net	(609)	(15,775)	(25,469)	23,901
Funds from operations available to common stock
and Operating Partnership unitholders (b)	$4,828	$10,144	$(26,303)	$44,819

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $2,605 and $3,331 for the three months ended September 30, 2021 and 2020, respectively, and $7,413 and $10,020 for the nine months ended September 30, 2021 and 2020, respectively. Excludes non-real estate-related depreciation and amortization of $325 and $336 for the three months ended September 30, 2021 and 2020, respectively, and $979 and $1,268 for the nine months ended September 30, 2021 and 2020, respectively.

(b)Net income available to common shareholders for the three months ended September 30, 2021 and 2020 included $3,401 and $1,292, respectively, of land impairment charges and no gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets. Net income available to common shareholders for the nine months ended September 30, 2021 and 2020 included $11,333 and $23,401, respectively, of land impairment charges and $111 and $4,813, respectively, from gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets.

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

Approximately $1.7 billion of the Company’s long-term debt as of September 30, 2021 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of September 30, 2021 ranged from LIBOR plus 184 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $7.0 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2021 would be approximately $81.5 million.

September 30, 2021
Debt,
including current portion	10/1/21 -										Fair
($s in thousands)	12/31/21	2022	2023	2024	2025	2026	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$3,984	$550	$61,045	$311,403	$3,300	$607,822	$698,491	$1,686,595	$(7,696)	$1,678,899	$1,703,583
Average Interest Rate	4.57%	4.85%	3.59%	3.43%	3.98%	3.85%	3.73%			3.72%
						0
Variable Rate	$-	$168,609	$57,171	$411,288	$-	$63,000	$-	$700,068	$(4,020)	$696,048	$696,048

(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of September 30, 2021.

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

101.1*

The following financial statements from Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. from their combined Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Mack-Cali Realty Corporation
(Registrant)

Date:	November 3, 2021	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	November 3, 2021	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	November 3, 2021	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date:	November 3, 2021	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	November 3, 2021	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date:	November 3, 2021	By:	/s/ Giovanni M. DeBari
Giovanni M. DeBari
Chief Accounting Officer
(principal accounting officer)