Form 10-K
period 2021-12-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2022-02-23
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-13274 Veris Residential, Inc.

Commission File Number:  333-57103: Veris Residential, L.P.

VERIS RESIDENTIAL, INC.

VERIS RESIDENTIAL, L.P.

(Exact Name of Registrant as specified in its charter)

Maryland (Veris Residential, Inc.)	22-3305147 (Veris Residential, Inc.)
Delaware (Veris Residential, L.P.)	22-3315804 (Veris Residential, L.P.)
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Harborside 3, 210 Hudson St., Ste. 400, Jersey City, New Jersey	07311
(Address of principal executive offices)	(Zip code)

(732) 590-1010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	Trading Symbol(s)	(Name of Each Exchange on Which Registered)
Veris Residential, Inc.
Common Stock, $0.01 par value	VRE	New York Stock Exchange

Veris Residential, L.P.
None	N/A	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Veris Residential, Inc.	YES ☒ NO ☐
Veris Residential, L.P.	YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Veris Residential, Inc.	YES ☐ NO ☒
Veris Residential, L.P.	YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Veris Residential, Inc.	YES ☒ NO ☐
Veris Residential, L.P.	YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Veris Residential, Inc.	YES ☒ NO ☐
Veris Residential, L.P.	YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Veris Residential, Inc.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Veris Residential, L.P.:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Veris Residential, Inc.	YES ☐ NO ☒
Veris Residential, L.P.	YES ☐ NO ☒

As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of Veris Residential, Inc. was $1,484,991,935.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.  The registrant has no non-voting common stock.

As of February 18, 2022, 90,948,675 shares of common stock, $0.01 par value, of Veris Residential, Inc. (“Common Stock”) were outstanding.

Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 118.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Veris Residential, Inc.’s definitive proxy statement for fiscal year ended December 31, 2021 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 15, 2022 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2021.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended  December 31, 2021 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

The Operating Partnership conducts the business of providing management, leasing, acquisition, development, construction and tenant-related services for its General Partner.  The Operating Partnership, through its operating divisions and subsidiaries, including the Veris property-owning partnerships and limited liability companies is the entity through which all of the General Partner’s operations are conducted.  The General Partner is the sole general partner of the Operating Partnership and has exclusive control of the Operating Partnership’s day-to-day management.

As of December 31, 2021, the General Partner owned an approximate 91.0 percent common unit interest in the Operating Partnership. The remaining approximate 9.0 percent common unit interest is owned by limited partners.  The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The Company believes it is important to understand the few differences between the General Partner and the Operating Partnership in the context of how they operate as a consolidated company.  The financial results of the Operating Partnership are consolidated into the financial statements of the General Partner.  The General Partner does not have any other significant assets, liabilities or operations, other than its interests in the Operating Partnership, nor does the Operating Partnership have employees of its own.  The Operating Partnership, not the General Partner, generally executes all significant business relationships other than transactions involving the securities of the General Partner.  The Operating Partnership holds substantially all of the assets of the General Partner, including ownership interests in joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from equity offerings by the General Partner, which are contributed to the capital of the Operating Partnership in consideration of common or preferred units in the Operating Partnership, as applicable, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under the Company’s revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of properties and joint ventures.

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

•Item 8.    Financial Statements and Supplementary Data which includes the following specific disclosures for Veris Residential, Inc. and Veris Residential, L.P.:

•Note 2.   Significant Accounting Policies, where applicable;

•Note 15. Redeemable Noncontrolling Interests;

•Note 16. Veris Residential, Inc.’s Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital;

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

FORM 10-K

PART I

ITEM 1.    BUSINESS

GENERAL

Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively the “General Partner”), is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”). In December 2021, the Company changed its names from Mack-Cali Realty Corporation to Veris Residential, Inc. and Mack-Cali Realty, L.P. to Veris Residential, L.P. reflecting the Company’s continued transition to a multifamily REIT, and on December 10, 2021, the General Partner began trading on the New York Stock Exchange (“NYSE”) under its new ticker symbol, “VRE.” The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.0 and 90.4 percent common unit interest in the Operating Partnership as of December 31, 2021 and 2020, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

The Operating Partnership conducts the business of providing management, leasing, acquisition, development, construction and tenant-related services for its General Partner. The Operating Partnership, through its operating divisions and subsidiaries, including the Veris property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted. Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.

The Company owns and operates a real estate portfolio comprised predominantly of multifamily rental properties located primarily in the Northeast, as well as a portfolio of Class A office properties. The Company performs substantially all real estate management, leasing, acquisition and development on an in-house basis. Veris Residential, Inc. was incorporated on May 24, 1994. The Company’s executive offices are located at Harborside 3, 210 Hudson Street, Suite 400, Jersey City, New Jersey 07311, and its telephone number is (732) 590-1010. The Company has an internet website at www.verisresidential.com.

As of December 31, 2021, the Company owned or had interests in 22 multifamily rental properties as well as non-core assets comprised of seven office buildings, four parking/retail properties and three hotels, plus developable land (collectively, the “Properties”). The Properties are comprised of: (a) 27 wholly-owned or Company-controlled properties comprised of 15 multifamily properties and 12 non-core assets, and, (b) nine properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and two non-core assets. The Properties are located in three states in the Northeast, plus the District of Columbia. For more information on the Properties, refer to Item 2.

STRATEGIC DIRECTION

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet, which had excluded the Company’s office properties in Jersey City and Hoboken, New Jersey (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a single property not qualified to be classified as held for sale) are being classified as discontinued operations for all periods presented herein. In late 2019 and through December 31, 2021, the Company completed the sale of all but one of its 37 properties in its Suburban Office Portfolio, totaling 6.3 million square feet, for net sales proceeds of $1.0 billion.

Transition to Multifamily Company

In December 2021, the Company announced that it has rebranded to Veris Residential, Inc. reflecting its ongoing transition into a multifamily Company as well as its new corporate values and focus on conducting business in a socially, ethically, and environmentally responsible manner, while seeking to maximize value for all stakeholders.

The Company expects to continue to pursue opportunities to streamline its portfolio and enhance the stability of its revenue stream, as well as pursue overall expense savings from internal reorganizations which may result from the transition of the Company’s real estate portfolio.

Environmental- and Socially-Conscious Considerations

The Company’s Board of Directors and management team have worked on weaving environmental, social, and governance considerations (“ESG”) into the fabric of the Company including through the establishment of its Environmental, Social and Governance Committee (“ESG Committee”) in July 2020. By strategically assessing and managing evolving ESG risks and opportunities while integrating ESG considerations into its overall business model, the Company is seeking to not only generate long-term value for its shareholders, but also positively impact its residents, tenants, employees and the communities it serves.

SUSTAINABILITY

Our Sustainability Strategy

At Veris Residential, the Company’s goal is to conduct its business, development, and operations of new and existing buildings in a manner that contributes to positive environmental, social and economic outcomes for its shareholders, employees, residents, tenants and communities.

The Company is focused on developing and maintaining high-quality properties, while reducing operational costs and mitigating the potential external impacts of energy, water, waste, greenhouse gas emissions and climate change. The Company’s dedicated in-house team initiates and applies sustainable practices throughout all aspects of its business, from investment and development to property operations and resident experience.

Veris Residential is a signatory to the Ten Principles of the United Nations Global Compact and was the first U.S. real estate company to join the Climate Group's EV 100 initiative. The Company is also a corporate member of the U.S. Green Building Council® and has a history of developing properties certified under the USGBC’s Leadership in Energy and Environmental Design™ (LEED®) rating system. In 2021, 25 percent (by number of units) of its wholly owned multifamily portfolio was LEED® certified and Harborside 1, its 399,600 square feet office property in Jersey City is expected to achieve LEED® Gold certification.

The Company’s existing multifamily portfolio has a sector-leading average property age of 6 years, and environmental considerations – particularly focused on energy consumption, water consumption and greenhouse gas emissions – have been integrated into many existing properties and development projects since the design stage. The Company has also invested in energy-saving technology, such as those for irrigation, lighting, and HVAC to positively impact resident experience and its assets’ value over the long-term. To improve its overall carbon footprint, the Company carefully assesses its buildings’ location based on walkability as well as accessibility to public transport, neighborhoods and parks. The Company’s office properties are located on the Jersey City Waterfront, adjacent to the PATH station, light rail, ferry and other transport hubs. In addition, half of the Company’s wholly owned multifamily portfolio is classified as “Walkers Paradise,” the highest standard by WalkScore®.

Equally important is the Company’s focus on supporting the health and wellbeing of its employees, residents and tenants, which the Company has enhanced through the inclusion of on-site amenity offerings, including fitness centers and on-demand fitness programs, as well as health and safety considerations across the portfolio and within its corporate offices. The Company’s efforts led it to obtain WELL® Health and Safety certification for 14 multifamily properties in 2021.

Climate Resilience

As a long-term owner and active manager of real estate assets in operation and under development, the Company recognizes that climate change is no longer a potential threat but today’s reality and is taking measured steps to mitigate its carbon footprint by assessing risks and adapting its business to ensure it is well positioned over the long-term. Event-driven (acute) and longer-term (chronic) physical risks that may result from climate change could have a material adverse effect on the Company’s properties, operations, and business. Management’s role in assessing and managing these climate-related risks and initiatives is spread across multiple teams throughout the Company’s organization, including its executive leadership and its Sustainability, Development, and Property Management departments. The Company views its proactive assessment risks related to climate change as an opportunity to protect asset value, and as such, is implementing measures, planning and decision-making processes to protect its investments by improving resilience.

Reporting

A significant part of the Company’s commitment to sustainable development and operations is its commitment to transparent reporting of ESG performance indicators, as it recognizes the importance of this information to investors, lenders, and other stakeholders. The Company publishes an annual Corporate Social Responsibility (“CSR”) report that is aligned with the Global Reporting Initiative reporting framework, United Nations Sustainable Development Goals and includes the Company’s strategy, key performance indicators, annual like-for-like comparisons, and year-over-year achievements. In addition, the Company continues to work to further align its reporting with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures to disclose climate-related financial risks and opportunities.

HUMAN CAPITAL RESOURCES

Overview

Veris Residential is a fully-integrated REIT that, unlike many other real estate companies that outsource management and leasing to third party vendors, performs substantially all real estate management, leasing, property transactions, and development in-house.

As of December 31, 2021, the Company had approximately 234 employees, 24 fewer than it had as of December 31, 2020. The reduction in the number of employees was primarily due to the ongoing disposition of its Suburban Office Portfolio and consolidation of its operational and organization infrastructure across its office and multifamily businesses. Regarding employee tenure, 36 percent of its employees have been with the Company for at least 10 years, of which 24 percent of those employees have a tenure of at least 15 years, and 12 percent have a tenure of at least 20 years.

Approximately 64 percent of the Company’s employees are directly involved in property management, management services, and on-site leasing and maintenance of its portfolio, including property managers, maintenance engineers, technicians, HVAC technicians, and project managers. All these personnel salaries and related costs are allocated to its real estate portfolio and management businesses and recorded in operating services or real estate services expenses. Less than five percent of the Company’s employees work in the corporate development department and are directly involved in the Company’s development pipeline. When applicable, personnel salaries and related costs of such development employees are capitalized as a development expenditure. Generally, all other employee costs, are recorded as general and administrative expense, including corporate office leasing personnel.

Diversity, Equity and Inclusion (DE&I)

At Veris Residential, the Company believes that valuing individual differences, maintaining a unified culture grounded in equality and meritocracy and creating an environment of inclusion across all facets of its business is critical to its continued success. The Company embraces its responsibility towards the diverse and all-inclusive communities it serves and has taken proactive efforts to enhance this support to have positive impact on residents, employees and others. Such efforts have included: increasing gender and ethnic diversity within the Company and its Board of Directors, establishing employee affinity groups and introducing company wide diversity training. The Company has also become a signatory of the CEO Action for Diversity & Inclusion Pledge and the UN Women Empowerment Principles.

•59 percent of the Company’s employees identified as male, 40% as female and 1% as non-binary as of December 31, 2021

•50 percent of the Company’s employees were persons of color or other minority groups as of December 31, 2021

•Currently, 4 of the 8 members (or 50 percent) of the Company’s Board of Directors are female and/or racially diverse

Employee Incentives

The Company strives to provide career opportunities in an energized, inclusive, and collaborative environment tailored to retain, attract and reward highly performing employees. It does so in a culture built on the foundations of collegiality, teamwork, hard work, humility, creativity, humor, respect, acceptance, expertise and dedication to one another, its stockholders and its residents.

The Company provides a comprehensive benefits package intended to meet and exceed the needs of its employees and their families. The Company’s competitive offerings help its employees stay healthy, balance their work and personal lives, and meet their financial and retirement goals. For employees earning less than $50,000 annually, the Company pays 100 percent of the health insurance coverage premiums for its employees and their families, and generally 75 percent of the premiums of health and dental insurance coverage for all employees, as well as 100 percent of the cost of life insurance and short-term and long-term disability insurance. In addition, the Company offers the following enrichment opportunities and benefits to its employees:

•The Company maintains a 401(k) plan with a history of annual discretionary Company employee match or profit sharing contributions;

•The Company offers tuition reimbursement for education costs for employees who have been with it for at least one year;

•Employees receive numerous training resources, including modules on preventing unlawful harassment, hazardous communications and real estate licensing;

•The Company also promotes the philanthropic efforts of its employees by providing paid time off toward volunteerism, matching employee charitable contributions dollar for dollar (up to $1,000 per employee per year); and

•The Company offers flexible working arrangements.

More information regarding the Company’s human capital policies, programs and initiatives is available under the “Investors” section of its public website and the Company’s CSR Report. Information on or through the Company’s website is not considered part of this Annual Report nor any registration statement that incorporates this Annual Report by reference.

COMPETITION

The leasing of real estate is highly competitive. The Properties compete for residents and tenants with lessors and developers of similar properties located in their respective markets primarily on the basis of location, the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), services or amenities provided, the design and condition of the Properties, and reputation as an owner and operator of quality properties in the relevant markets. Additionally, the number of competitive multifamily rental properties in a particular area could have a material effect on the Company’s ability to lease residential units and on rents charged. Other forms of multifamily rental properties or single family housing may also provide alternatives to potential residents of multifamily properties. The Company also experiences competition when attempting to acquire or dispose of real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships, individual investors and others. The Company competes with other entities, some of which may have significant resources or who may be willing to accept lower returns or pay higher prices than the Company in terms of acquisition and development opportunities.

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

INDUSTRY SEGMENTS

The Company operates in two industry segments: (i) multifamily real estate and services and (ii) commercial and other real estate. As of December 31, 2021, the Company does not have any foreign revenues and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

SIGNIFICANT TENANTS

As of December 31, 2021, no commercial tenant accounted for more than 10 percent of the Company’s consolidated revenues.

RECENT DEVELOPMENTS

Properties Commencing Initial Operations

During the year ended December 31, 2021, the Company commenced initial operations of two multifamily properties located in Short Hills and Weehawken, New Jersey and containing 506 apartment units, which was completed for total costs of approximately $265.9 million. See Note 3 to the Financial Statements: Recent Transactions.

Dispositions/Real Estate Held for Sale

During the year ended December 31, 2021, the Company disposed of 16 office properties, three land leases and two developable land properties in New Jersey for net sales proceeds of approximately $716 million, with net gains recorded on the sales of approximately $30.7 million from the dispositions. See Note 3 to the Financial Statements: Recent Transactions.

The Company identified two office properties and several developable land parcels as held for sale as of December 31, 2021. The total estimated sales proceeds, net of expected selling costs, from these sales are expected to be approximately $920 million. In January 2022, the Company completed the disposition of one of the office properties held for sale at December 31, 2021 for gross sales proceeds of $210 million. See Note 3 to the Financial Statements: Recent Transactions.

Unconsolidated Joint Venture Activity

On April 29, 2021, the Company sold its interest in the 12 Vreeland Road joint venture for a gross sales price of approximately $2 million, with no gain or loss on the transaction. See Note 3 to the Financial Statements: Recent Transactions.

On September 1, 2021, the Company sold its interest in the Offices at Crystal Lake joint venture to its venture partner for $1.9 million and recorded a loss on the sale of approximately $1.9 million in the year ended December 31, 2021. See Note 3 to the Financial Statements: Recent Transactions.

Development Activity

The Company is developing a 750-unit multifamily project at 25 Christopher Columbus, also known as Haus 25, in Jersey City, New Jersey, which began construction in the first quarter of 2019. The construction project, which is estimated to cost $469.5 million, of which $425 million has been incurred through December 31, 2021, is expected to be ready for occupancy in the second quarter of 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $255.5 million was drawn as of December 31, 2021). See Note 13 to the Financial Statements: Commitments and Contingencies.

Capital Markets Activity

In May 2021, the Company entered into a revolving credit and term loan agreement that provides for a $250 million senior secured revolving credit facility (the “2021 Credit Facility”) and a $150 million senior secured term loan facility (the “2021 Term Loan”) and terminated its previous 2017 credit facility scheduled to mature in July 2021. The 2021 Team Loan was repaid in July of 2021. The Company also repaid various mortgages through a combination of sales, retirements and defeasances, and refinanced a construction loan with permanent financing. See Note 10 to the Financial Statements: Mortgages, loans payable and other obligations.

In December 2021, the Company established an At-The-Market share offering program (“ATM Program”) through which the Company may issue and sell, from time to time, up to $200 million of shares of its common stock. See Note 16 to the Financial Statements: Veris Residential, Inc. Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital.

AVAILABLE INFORMATION

The Company’s internet website is www.verisresidential.com. The Company makes available free of charge on or through its website the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished by the General Partner or the Operating Partnership pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Company’s internet website includes other items related to corporate governance matters, including, among other things, the General Partner’s corporate governance principles, charters of various committees of the Board of Directors of the General Partner and the General Partner’s code of business conduct and ethics applicable to all employees, officers and directors. The General Partner intends to disclose on the Company’s internet website any amendments to or waivers from its code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our internet website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Veris Residential, Inc. Investor Relations Department, Harborside 3, 210 Hudson St., Ste. 400, Jersey City, NJ 07311.

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

In addition, the extent to which the ongoing COVID-19 pandemic impacts us and our tenants and residents will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2021, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

•our ability to attract, hire and retain qualified personnel;

•forward-looking financial and operational information, including information relating to future development projects, potential acquisitions or dispositions, leasing activities, capitalization rates, and projected revenue and income;

•changes in operating costs;

•our ability to obtain adequate insurance, including coverage for natural disasters and terrorist acts;

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

The global outbreak of COVID-19 across many countries around the globe, including the United States, has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. Certain states and cities, including all of the jurisdictions in which our properties are located, have taken measures to prevent or slow the spread of COVID-19, including by instituting quarantines, vaccination mandates, restrictions on travel, "stay-at-home" rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.  As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our customers operate.  We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramification of the disease, and the societal and governmental responses in the communities in which we operate. In addition, we have adapted our operations to protect our employees, including by implementing a work from home policy.  As a result, many of our employees are currently working remotely.  An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

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

The extent to which the COVID-19 pandemic may adversely affect our business will depend on future developments, including, among others, the severity and duration of the pandemic, the effectiveness of COVID-19 vaccines in curbing the spread of the virus, the nature and duration of other measures taken to contain the pandemic or mitigate its impact, and the direct and indirect economic impact of the pandemic and containment measures on the industries in which we and our customers operate.  Among other things COVID-19 and government and our responses to the virus could (1) adversely affect the ability of our suppliers and vendors to provide products and services to us; (2) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; (3) cause labor shortages in the available labor force due to quarantine requirements thereby making it more difficult for us to attract, hire and retain qualified personnel; and (4) increase our cost of capital and adversely impact our access to capital. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19 or the measures the government and we take in response thereto on our financial position, results of operations and cash flows.

Adverse economic and geopolitical conditions in general and the Northeastern office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to you.

Our business may be affected by the continuing volatility in the financial and credit markets, the general global economic conditions, continuing high unemployment, and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. Our business also may be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in New Jersey, New York and Massachusetts. Because our portfolio currently consists primarily of multifamily and office rental buildings (as compared to a more diversified real estate portfolio) located in the Northeast, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:

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

•an oversupply or reduced demand for multifamily apartments caused by a decline in household formation, decline in employment or otherwise;

•decreased attractiveness of our properties to tenants and residents;

•competition from other office and multifamily properties;

•development by competitors of competing multifamily communities;

•unwillingness of tenants to pay rent increases;

•rent control or rent stabilization laws, or other housing laws and regulations that could prevent us from raising multifamily rents to offset increases in operating costs;

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

•our inability to rent multifamily or office rental space on favorable terms; and

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

Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions. For instance, 13.5 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial Services industry. Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended (the “IRS Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom the Operating Partnership issued Units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains. These restrictions expired in February 2016. Upon the expiration of such restrictions we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals. After the effects of tax-free exchanges on certain of the originally contributed properties, either wholly or partially, over time, five of our properties, as well as certain land and development projects, including properties classified as held for sale as of December 31, 2021, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

We may not be able to dispose of non-core office assets within our anticipated timeframe or at favorable prices: The Company has determined to sell over time properties at total estimated sales proceeds of up to $732 million. While we intend to dispose of these properties opportunistically over time, there can be no assurance that these dispositions will be completed during the period of our strategic initiative. In addition, market conditions will impact our ability to dispose of these properties, and there can be no assurance that we will be successful in disposing of these properties for their estimated sales prices. A failure to dispose of these properties for their estimated market values as planned, or unfavorable tax consequences of the disposition of these properties could have a material adverse effect on our ability to finance our acquisition and development plans and could adversely affect our ability to make distributions or payments to our investors.

New acquisitions, including acquisitions of multifamily rental properties, may fail to perform as expected and will subject us to additional new risks and could adversely affect our ability to make distributions or payments to our investors: We intend to and may acquire new properties, primarily in the multifamily rental sector, assuming that we are able to obtain capital on favorable terms. Such newly acquired properties may not perform as expected and may subject us to unknown liability with respect to liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, residents, vendors or other persons against the former owners of the properties. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated. The search for and process of acquiring such properties will also require a substantial amount of management’s time and attention. As our portfolio shifts from primarily commercial office properties to increasingly more multifamily rental properties we will face additional and new risks such as:

•shorter-term leases of one-year on average for multifamily rental communities, which allow residents to leave after the term of the lease without penalty;

•increased competition from other housing sources such as other multifamily rental communities, condominiums and single-family houses that are available for rent as well as for sale;

•dependency on the convenience and attractiveness of the communities or neighborhoods in which our multifamily rental properties are located and the quality of local schools and other amenities;

•dependency on the financial condition of Fannie Mae or Freddie Mac which provide a major source of financing to the multifamily rental sector; and

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

Our corporate sustainability strategies may not be effective. Our sustainability strategy is focused on building and maintaining healthy, high-performance properties, while mitigating operational costs and the potential external impacts of energy, water, waste, greenhouse gas emissions and climate change. Failure to develop and maintain sustainable buildings relative to our peers could adversely impact our ability to lease space at competitive rates and negatively impact our results of operations and portfolio attractiveness.

We face risks associated with property acquisitions: We have acquired in the past, and our long-term strategy is to continue to pursue the acquisition of rental properties, primarily in the Northeast, particularly multifamily rental properties. We may be competing for investment opportunities with entities that have greater financial resources. Several developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:

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

Development of real estate, including the development of multifamily rental real estate could be costly: As part of our operating strategy, we may acquire land for development or construct on owned land, under certain conditions. Included among the risks of the real estate development business are the following, which may adversely affect our ability to make distributions or payments to our investors:

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

We may face increased risks and costs associated with volatility in commodity and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects.

The price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including, but not limited to, performance of third-party suppliers and contractors; overall market supply and demand; government regulation; international trade; and changes in general business, economic, or political conditions. As a result, the costs of raw construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly from time to time.

We rely on a number of third-party suppliers and contractors to supply raw materials and skilled labor for our construction projects. While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, effects of COVID-19. We may be forced to purchase supplies and materials in larger quantities or in advance of when we would typically purchase them. This may cause us to require use of capital sooner than anticipated. Alternatively, we may also be forced to seek new third-party suppliers or contractors, whom we have not worked with in the past, and it is uncertain whether these new suppliers will be able to adequately meet our materials or labor needs. Our dependence on unfamiliar supply chains or relatively small supply partners may adversely affect the cost and timely completion of our construction projects. In addition, we may be unable to compete with entities that may have more favorable relationships with their suppliers and contractors or greater access to the required construction materials and skilled labor.

During 2021, industry prices for certain construction materials, including steel, copper, lumber, plywood, electrical materials, and HVAC materials, experienced significant increases as a result of low inventories; surging demand fueled by the U.S. economy rebounding from the effects of COVID-19; tariffs imposed on imports of foreign steel, including on products from key competitors in the European Union (“EU”) and China; and significant changes in the U.S. steel production landscape stemming from the consolidation of certain steel-producing companies. Price surges on construction materials may result in corresponding increases in our development costs.

CAPITAL AND FINANCING RISKS

Our performance is subject to risks associated with repositioning a significant portion of the Company’s portfolio from office to multifamily rental properties.

Repositioning the Company’s office portfolio may result in impairment charges or less than expected returns on office properties and could adversely affect our ability to make distributions or payments to our investors: There can be no assurance that the Company, as it seeks to reposition a portion of its portfolio from office to the multifamily rental sector, will be able to sell office properties and purchase multifamily rental properties at prices that in the aggregate are profitable for the Company or are efficient uses of its capital or that would not result in a reduction of the Company’s cash flow, and such transactions could adversely affect our ability to make distributions or payments to our investors. Because real estate investments are relatively illiquid, it also may be difficult for the Company to promptly sell its office properties that are held or may be designated for sale promptly or on favorable terms, which could have a material adverse effect on the Company’s financial condition. In addition, as the Company identifies non-core office properties that may be held for sale or that it intends to hold for a shorter period of time than previously, it may determine that the carrying value of a property is not recoverable over the anticipated holding period of the property. As a result, the Company may incur impairment charges for certain of these properties to reduce their carrying values to the estimated fair market values. Moreover, as the Company seeks to reposition a portion of its portfolio from office to the multifamily rental sector, the Company may be subject to a Federal income tax on gain from sales of properties due to limitations in the IRS Code and related regulations on a real estate investment trust’s ability to sell properties. The Company intends to structure its property dispositions in a tax-efficient manner and avoid the prohibition in the IRS Code against a real estate investment trust holding properties for sale. There is no guaranty, however, that such dispositions can be achieved without the imposition of federal income tax on any gain recognized.

Unfavorable changes in market and economic conditions could adversely affect multifamily rental occupancy, rental rates, operating expenses, and the overall market value of our assets, including joint ventures. Local conditions that may adversely affect conditions in multifamily residential markets include the following:

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

Failure to succeed in new markets, or with new brands and community formats, or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences: We are actively engaged in development and acquisition activity in new submarkets within our core, Northeast markets where we have owned and operated our historical portfolio of office properties. Our historical experience with properties in our core, Northeast markets in developing, owning and operating properties does not ensure that we will be able to operate successfully in the new multifamily submarkets. We will be exposed to a variety of risks in the multifamily submarkets, including:

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

As of December 31, 2021, we had total outstanding indebtedness of $2.4 billion comprised of outstanding borrowings of $148 million under our revolving credit facility, and approximately $2.2 billion of mortgages, loans payable and other obligations. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

If we are unable to refinance our indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our ability to make distributions or payments to our investors include the following:

•we may need to dispose of one or more of our properties upon disadvantageous terms or adjust our capital expenditures in general or with respect to our strategy of acquiring multifamily residential properties and development opportunities in particular;

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

We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities: The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases outside of stipulated guidelines or to materially modify existing leases. In addition, our revolving credit facility contains customary requirements, including restrictions and other limitations on our ability to incur debt, debt to assets ratios and interest coverage ratios. These covenants limit our flexibility in conducting our operations and create a risk of default on our indebtedness if we cannot continue to satisfy them. Some of our debt instruments are cross-collateralized and contain cross default provisions with other debt instruments. Due to this cross-collateralization, a failure or default with respect to certain debt instruments or properties could have an adverse impact on us or our properties that are subject to the cross-collateralization under the applicable debt instrument. Failure to comply with these covenants could cause a default under the agreements and, in certain circumstances, our lenders may be entitled to accelerate our debt obligations. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

Rising interest rates may adversely affect our cash flow: As of December 31, 2021, outstanding borrowings of approximately $148 million under our revolving credit facility and approximately $570 million of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

We are dependent on external sources of capital for future growth: To qualify as a real estate investment trust under the IRS Code, the General Partner must distribute to its shareholders each year at least 90 percent of its net taxable income, excluding any net capital gain. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs, including for acquisitions and developments, from income from operations. Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings, including sales of the General Partner’s common stock pursuant to its $200 million At-The-Market equity offering commenced in December 2021, may result in substantial dilution of our shareholders’ interests, and additional debt financing may substantially increase our leverage.

Adverse changes in our credit ratings could adversely affect our business and financial condition: The credit ratings previously assigned to our senior unsecured notes by nationally recognized statistical rating organizations (the “NRSROs”) were based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the NRSROs in their rating analyses of us.  These ratings and similar ratings of us and any debt or preferred securities we may issue are subject to ongoing evaluation by the NRSROs, and we cannot assure you that any such ratings will not be changed by the NRSROs if, in their judgment, circumstances warrant.  Our credit ratings can affect the amount of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing.

Some of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation.

A portion of our operating expenses is sensitive to inflation. These include expenses for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties. We also have ground lease expenses in certain of our properties. Ground lease costs are contractual, but in some cases, lease payments reset every few years based on changes of consumer price indexes.

Our operating expenses, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. During inflationary periods, we may not be able to recover the cost of increases in operating expenses that exceed the fixed amounts for these expenses pursuant to our leases with tenants in our commercial office properties.

Additionally, inflationary pricing may have a negative effect on the real estate acquisitions and construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Higher acquisition and construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. Our commercial leases have fixed rent increases which may not increase in line with inflation, this causing our net operating income to decrease. As a result, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

MANAGEMENT RISKS

We may not be able to attract, integrate manage and retain personnel to execute our business strategy, and competition for skilled personnel could increase our labor costs.

Our success depends upon our ability to attract, integrate, manage and retain personnel who possess the skills and experience necessary to execute our acquisition, development, management and leasing strategies. We compete with various other companies in attracting and retaining qualified and skilled personnel. Our ability to hire and retain qualified personnel could be impaired by a lack of qualified candidates in the available labor force, the ongoing effects of the COVID-19 pandemic, including vaccination mandates, any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge our tenants. If we cannot attract, hire and retain qualified personnel, our business, financial condition and results of operations would be negatively impacted. Our future success also depends upon our ability to manage the performance of our personnel. Failure to successfully manage the performance of our personnel could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income.

We are dependent on our key personnel whose continued service is not guaranteed.

We are dependent upon key personnel for strategic business direction and real estate experience, including our chief executive officer, chief financial officer, chief investments officer, chief accounting officer and general counsel. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We do not have key man life insurance for our key personnel. In addition, as the Company seeks to reposition a portion of its portfolio from office to the multifamily rental sector, the Company may become increasingly dependent on non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

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

In addition, the consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) the Operating Partnership with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets. As of February 18, 2022, the General Partner owned approximately 91.0 percent of the Operating Partnership’s outstanding common partnership units.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners, including personally identifiable information of our tenants and employees, in our data centers and on our networks and our business is at risk from and may be impacted by cybersecurity attacks. These attacks could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include data encryption, frequent password change events, firewall detection systems, anti-virus software and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber-attack, and we consult with outside cybersecurity firms to advise on our cybersecurity measures. We also have implemented internal controls around our treasury function, including enhanced payment authorization procedures, verification requirements for new vendor setup and vendor information changes, and bolstered outgoing payment notification process and account reconciliation procedures. We have policies and procedures in place in order to identify cybersecurity incidents and elevate such incidents to senior management in order to appropriately address and remediate any cyber-attack. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, and there can be no assurance that our actions, security measures, and controls designed to prevent, detect, or respond to intrusion; to limit access to data; to prevent loss, destruction, alteration, or exfiltration of business information; or to limit the negative impact from such attacks can provide absolute security against a cybersecurity incident. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, increased cybersecurity insurance premiums and damage our reputation, which could adversely affect our business.

We face possible risks associated with the physical effects of climate change.

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns or severity, our markets could experience increase in storm intensity (including floods, tornadoes, hurricanes, or snow and ice storms), rising sea-levels, and changes in precipitation, temperature, air quality, and quality and availability of water. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings efficiently or at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of required resources, including energy, other fuel sources, water, and waste and snow removal services, and increasing the risk and severity of flood and earthquakes at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditure by us. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties. Expenditures required for compliance with such codes may affect our cash flow and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

PROPERTY LIST

As of December 31, 2021, the Company’s Consolidated Properties consisted of 15 multifamily rental properties, as well as ten in-service commercial properties and two hotels. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 4,545 apartment units and 4.9 million square feet of commercial space with the individual commercial properties ranging from 8,400 to 1,246,283 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction. The Company’s commercial tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its in-service properties are well-maintained and do not require significant capital improvements.

Multifamily Rental Properties							2021
					2021		Average
			Net	% Leased	Base Rent	Percentage	Base Rent
		Year	Rentable Area	12/31/21	($000’s)	of Total 2021	Per Home
	Location	Built	(SF/Units/Rooms)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)
NEW JERSEY
The Upton (g)	Short Hills, NJ	2021	193	99.5	4,259	1.60	2,205
BLVD 475 N	Jersey City, NJ	2011	243	95.9	8,344	3.14	2,984
BLVD 475 S	Jersey City, NJ	2011	280	96.8	8,342	3.14	2,565
BLVD 425	Jersey City, NJ	2003	412	95.6	12,348	4.65	2,612
BLVD 401	Jersey City, NJ	2016	311	96.2	10,162	3.83	2,832
Liberty Towers	Jersey City, NJ	2003	648	95.5	21,663	8.16	2,916
Soho Lofts	Jersey City, NJ	2017	377	97.1	14,297	5.39	3,255
Riverhouse11 at Port Imperial	Weehawken, NJ	2018	295	97.6	10,553	3.98	3,054
Riverhouse9 at Port Imperial (g)	Weehawken, NJ	2021	313	94.6	2,899	1.09	1,619
Signature Place	Morris Plains, NJ	2018	197	99.0	5,650	2.12	2,415
Total New Jersey Multifamily Rental			3,269	96.5	98,517	37.10	2,701

NEW YORK
Quarry Place at Tuckahoe	Eastchester, NY	2016	108	97.2	4,118	1.55	3,268
Total New York Multifamily Rental			108	97.2	4,118	1.55	3,268

MASSACHUSETTS
The Emery at Overlook Ridge	Revere, MA	2020	326	96.0	7,487	2.82	1,993
Portside at Pier One	East Boston, MA	2015	181	92.3	5,367	2.02	2,678
Portside 5/6	East Boston, MA	2018	296	96.9	8,766	3.30	2,545
145 Front at City Square	Worcester, MA	2018	365	94.6	8,262	3.11	1,923
Total Massachusetts Multifamily Rental			1,168	96.3	29,882	11.25	2,213

TOTAL MULTIFAMILY PROPERTIES			4,545	96.4	132,517	49.90	2,511

Office Properties									2021	2021
						2021			Average	Average
			Net	% Leased		Base Rent		Percentage	Base Rent	Effective Rent
		Year	Rentable Area	12/31/21		($000’s)		of Total 2021	Per Sq. Ft.	Per Sq. Ft.
Property Location	Location	Built	(SF/Units/Rooms)	(%) (a)		(b) (c)	Base Rent (%)		($) (c) (e)	($) (c) (f)

111 River Street (h)	Hoboken, NJ	2002	566,215	81.3		21,041		7.93	45.71	42.03
Harborside Plaza 2	Jersey City, NJ	1990	761,200	78.6		24,307		9.16	40.63	34.31
Harborside Plaza 3 (c)	Jersey City, NJ	1990	726,022	94.3		23,220		8.75	33.92	28.66
Harborside Plaza 5	Jersey City, NJ	2002	977,225	42.8		23,380		8.81	55.90	49.81
Harborside Plaza 6	Jersey City, NJ	2000	231,856	20.5		2,966		1.11	62.40	60.59
101 Hudson Street (c) (h)	Jersey City, NJ	1992	1,246,283	83.1		32,089		12.11	30.98	25.42
23 Main Street	Holmdel, NJ	1977	350,000	100.0		4,566		1.72	13.05	10.31
TOTAL OFFICE PROPERTIES (q)			4,858,801	74.0	(i)	131,569		49.59	36.60	31.48

Retail/Garage Properties
100 Avenue at Port Imperial (j) (k)	Weehawken, NJ	2016	8,400	100.0		273		0.10	32.50	31.19
500 Avenue at Port Imperial (l)	Weehawken, NJ	2013	18,064	88.1		682		0.26	42.85	37.51
Port Imperial North Retail	West New York, NJ	2008	30,745	58.0		402		0.15	22.54	18.56
TOTAL RETAIL/GARAGE PROPERTIES			57,209	73.7		1,357		0.51	32.20	28.23

Hotel Properties
Envue Autograph Collection	Weehawken, NJ	2019	208	-		(m)		-	-	-
Residence Inn at Port Imperial	Weehawken, NJ	2018	164	-		(n)		-	-	-
TOTAL HOTEL PROPERTIES			372	-		-		-	-	-

TOTAL COMMERCIAL PROPERTIES				74.0	(i)	132,926		50.10	36.54	31.43

TOTAL PROPERTIES						265,443	(o)(p)	100.00

Footnotes to Property List (dollars in thousands, except per square foot amounts):

(a)

Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2021 aggregating 24,545 square feet (representing 0.5 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)

Total base rent for the year ended December 31, 2021, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For the 12 months ended December 31, 2021, total escalations and recoveries from tenants were: $16,821, or $5.40 per leased square foot, for office properties.

(c)	Excludes space leased by the Company.
(d)	Annualized base rent for the 12 months ended December 31, 2021 divided by units occupied at December 31, 2021, divided by 12.
(e)	Base rent for the 12 months ended December 31, 2021 divided by net rentable commercial square feet leased at December 31, 2021.
(f)

Total base rent, determined in accordance with GAAP, for 2021 minus 2021 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2021.

(g)

As this property was acquired, commenced initial operations or initially consolidated by the Company during the 12 months ended December 31, 2021, the amounts represented in 2021 base rent reflect only that portion of those 12 months during which the Company owned or consolidated the property. Accordingly, these amounts may not be indicative of the property’s full year results. For comparison purposes, the amounts represented in 2021 average base rent per sq. ft. and per unit for this property have been calculated by taking the 12 months ended December 31, 2021 base rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased or occupied units at December 31, 2021. These annualized per square foot and per unit amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of the 12 months ended December 31, 2021.

(h)	Property is held for sale by the Company as of December 31, 2021.
(i)	Excludes properties being considered for repositioning, redevelopment, potential sale, or being prepared for lease up.
(j)	This property had Parking Income of $480 in 2021.
(k)	Excludes $(833) of adjustments to Base Rent in 2021.
(l)	This property had Parking Income of $2,064 in 2021.
(m)	This property had Hotel Income of $5,526 in 2021.
(n)	This property had Hotel Income of $5,092 in 2021.
(o)	Excludes approximately $27.8 million from properties which were disposed of or removed from service during the year ended December 31, 2021.
(p)	Includes $55.4 million from properties held for sale as of December 31, 2021.
(q)	Excludes Harborside Plaza 1, a 400,000 square foot office property which has been removed from service.

IN-DEVELOPMENT PROPERTIES

					(dollars in thousands)
				Expected	Costs
		Property		Development	Incurred	Development	Initial
Property	Location	Type	# of Units	Costs	to Date	Start	Occupancy
Haus 25 - 25 Christopher Columbus	Jersey City, NJ	Multifamily	750	$469,510	$424,963	1Q 2019	2Q 2022
			750	$469,510	$424,963

PERCENTAGE LEASED

The following table sets forth the year-end percentages of multifamily units and commercial square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

	Percent Leased (%)
December 31,	Multifamily	Commercial (a)(b)
2021	96.4	74.0

2020	85.4	78.7

2019	92.1	80.7	(c)

2018	94.2	83.2	(c)

2017	95.8	87.6	(c)

(a)Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. For all years, excludes properties being prepared for lease up.

(b)Includes properties classified as held for sale as of December 31, 2021.

(c)Excludes properties being considered for repositioning or redevelopment. Inclusive of such properties, percentage of square feet leased as of 2019, 2018 and 2017 was 80.6, 81.7 and 85.6 percent, respectively.

Significant Tenants

The following table sets forth a schedule of the Company’s 15 largest commercial tenants for the Consolidated Properties as of December 31, 2021 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties (a)	Revenue ($) (b)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

John Wiley & Sons Inc.	1	10,888,238	9.1	290,353	8.6	2033 (c)
MUFG Bank Ltd.	1	9,939,269	8.3	237,350	7.0	2029 (d)
Merrill Lynch Pierce Fenner	1	9,417,902	7.9	388,207	11.4	2027
E-Trade Financial Corporation	1	5,396,412	4.5	132,265	3.9	2031
Vonage America Inc.	1	5,022,500	4.2	350,000	10.3	2023
Arch Insurance Company	1	4,326,008	3.6	106,815	3.1	2024
Sumitomo Mitsui Banking Corp	1	4,185,456	3.5	111,105	3.3	2036
Brown Brothers Harriman & Co.	1	4,017,930	3.4	114,798	3.4	2026
First Data Corporation	1	3,773,775	3.2	88,374	2.6	(e)
TP ICAP Americas Holdings Inc	1	3,446,090	2.9	100,759	3.0	(f)
Cardinia Real Estate LLC	1	3,174,886	2.7	79,771	2.3	2032
New Jersey City University	1	3,010,854	2.5	84,929	2.5	2035
Zurich American Ins. Co.	1	2,915,378	2.4	64,414	1.9	2032
BETMGM, LLC	1	2,800,234	2.3	71,343	2.1	(g)
Amtrust Financial Services	1	2,614,328	2.3	76,892	2.3	2023

Totals		74,929,260	62.8	2,297,375	67.7

(a)	Includes office property tenants only. Excludes leases for amenity, retail, parking and month‑to‑month tenants. Some tenants have multiple leases.
(b)

Annualized base rental revenue is based on actual December 2021 billings times 12. For leases whose rent commences after January 1, 2022, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	In January 2022, the Company completed the disposition of the office property where the tenant leases space.
(d)	MUFG Bank Ltd. Entered into a Surrender Agreement in January 2022. 100,274 square feet expired on January 31, 2022.
(e)	32,193 square feet expire in 2026; 56,181 expire in 2029.
(f)	63,372 square feet expire in 2023; 37,387 square feet expire in 2033.
(g)	22,300 square feet expire in 2022; 49,043 square feet expire in 2032.

Schedule of Lease Expirations

The following table sets forth a schedule of lease expirations for the total of the Company’s office and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2022, assuming that none of the tenants exercise renewal or termination options:

						Average
						Annual Base
				Percentage Of		Rent Per Net
		Net Rentable		Total Leased	Annualized	Rentable	Percentage Of
		Area Subject		Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring		Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases		By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)		Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2022	15	131,204		3.9	5,170,429	39.41	4.3

2023	13	676,899		19.9	17,669,977	26.10	14.8

2024	15	260,680		7.7	10,775,435	41.34	9.0

2025	10	108,891		3.2	3,322,280	30.51	2.8

2026	13	255,355		7.5	9,917,380	38.84	8.3

2027	8	446,554		13.1	11,759,843	26.33	9.9

2028	5	88,842		2.6	3,517,877	39.60	2.9

2029	5	311,594		9.2	13,355,949	42.86	11.2

2030	1	13,662		0.4	696,762	51.00	0.6

2031	3	147,814		4.4	6,027,109	40.77	5.1

2032	13	377,451		11.1	15,417,965	40.85	12.9

2033 and thereafter	15	576,553		17.0	21,711,742	37.66	18.2
Totals/Weighted
Average	116	3,395,499	(c)(d)	100.0	119,342,748	35.15	100.0

(a)	Includes office property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)

Annualized base rental revenue is based on actual December 2021 billings times 12. For leases whose rent commences after January 1, 2022 annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2021 aggregating 24,545 square feet and representing annualized rent of $0.9 million for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	3,395,499
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	199,154
Square footage unleased	1,264,148
Total net rentable commercial square footage (does not include land leases)	4,858,801

Market Diversification

The following table lists the Company’s markets, based on annualized contractual base rent of the Consolidated Properties:

			Percentage Of
		Annualized Base	Annualized
		Rental Revenue	Base Rental
Market	Property Type	($) (a) (b)	Revenue (%)
Hudson County, NJ	Commercial/Multifamily	241,401,737	80.2
Suffolk/Worcester Counties, MA	Multifamily	34,225,284	11.4
Morris/Essex Counties, NJ	Multifamily	15,278,895	5.1
Monmouth County, NJ	Commercial	5,022,500	1.7
Westchester County, NY	Multifamily	4,946,124	1.6

Totals		300,874,540	100.0

(a)Annualized base rental revenue is based on actual December 2021 billings times 12. For leases whose rent commences after January 1, 2022, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2021 aggregating 24,545 square feet and representing annualized base rent of $0.9 million for which no new leases were signed.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The shares of the General Partner's common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “VRE.” The Company’s common stock previously traded on the NYSE under the symbol “CLI” prior to its name change discussed in Item 1. There is no established public trading market for the Operating Partnership’s common units.

The following table sets forth the quarterly high, low, and closing price per share of the General Partner's Common Stock reported on the NYSE for the years ended December 31, 2021 and 2020, respectively:

For the Year Ended December 31, 2021

	High	Low	Close
First Quarter	$16.80	$11.74	$15.48
Second Quarter	$17.95	$15.28	$17.15
Third Quarter	$18.40	$16.04	$17.12
Fourth Quarter	$19.90	$16.45	$18.38

For the Year Ended December 31, 2020

	High	Low	Close
First Quarter	$23.89	$13.83	$15.23
Second Quarter	$18.83	$12.90	$15.29
Third Quarter	$15.85	$12.14	$12.62
Fourth Quarter	$15.06	$10.35	$12.46

On February 18, 2022, the closing Common Stock price reported on the NYSE was $17.43 per share.

On July 6, 2021, the General Partner filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the General Partner was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 18, 2022, the General Partner had 249 common shareholders of record (this does not include beneficial owners for whom Cede & Co. or others act as nominee) and the Operating Partnership had 62 owners of limited partnership units and one owner of General Partnership units.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

None.

DIVIDENDS AND DISTRIBUTIONS

On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020.   As the Company’s management estimated that as of September 2020 it had satisfied its dividends obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. On March 19, 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s projected 2021 taxable income estimates. The Company believes that with its estimated taxable income/loss for 2021, it will meet its dividend obligations as a REIT for the year with no dividends paid. The Company anticipates its regular quarterly common dividend to remain suspended while it seeks to conclude its transition into a pureplay multifamily REIT.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”). The graph assumes that the value of the investment in the General Partner's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2016 and that all dividends were reinvested. The price of the General Partner's Common Stock on December 31, 2016 (on which the graph is based) was $29.02. The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Veris Residential, Inc. and Veris Residential, L.P. and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Veris Residential, Inc. together with its subsidiaries, (collectively, the “General Partner”), including Veris Residential, L.P. (the “Operating Partnership”), has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the General Partner has been a publicly traded real estate investment trust (“REIT”) since 1994.

The Operating Partnership conducts the business of providing management, leasing, acquisition, development, construction and tenant-related services for its General Partner. The Operating Partnership, through its operating divisions and subsidiaries, including the Veris property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted. Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries. The Company owns or has interests in 36 properties (collectively, the “Properties”), consisting of 22 multifamily rental properties containing 6,691 apartment units as well as non-core assets comprised of seven office properties, four parking/retail properties, three hotels plus developable land. The Properties are located in three states in the Northeast, plus the District of Columbia.

The Company is a forward-thinking, environmentally and socially conscious REIT that primarily owns, operates, acquires, and develops holistically-inspired, Class A multifamily properties that meet the sustainability conscious lifestyle needs of today's residents while seeking to positively impact the communities it serves and the planet at large. The Company is guided by an experienced management team and Board of Directors and is underpinned by leading corporate governance principles, a best-in-class and sustainable approach to operations, and an inclusive culture based on equality and meritocratic empowerment.

STRATEGIC DIRECTION

In December 2021, the Company announced that it had rebranded to Veris Residential, Inc. reflecting its on-going transition into a multifamily Company as well as its new corporate values and focus on conducting business in a socially, ethically, and environmentally responsible manner, while seeking to maximize value for all stakeholders.

The Company expects to continue to pursue opportunities to streamline its portfolio and enhance the stability of its revenue stream, as well as pursue overall expense savings from internal reorganizations which may result from the transition of the Company’s real estate portfolio.

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

Between late 2019 and December 31, 2021, the Company completed the sale of all but one of its 37 properties in its Suburban Office Portfolio, totaling 6.3 million square feet, for net sales proceeds of $1.0 billion.

Starting in the third quarter 2021, and as a result of the recent completion of the Suburban Office Portfolio dispositions for all but one asset, the Company’s multifamily properties accounted for more than half of the Company’s total revenue for the first time (See Note 18: Segment Reporting – to the Financial Statements). As of December 31, 2021, the Company has classified two office properties located in Jersey City and Hoboken, New Jersey totaling approximately 1.8 million square feet as held for sale which is consistent with the Company’s ongoing efforts and strategy to continue to transition into a primarily multifamily residential company.

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

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the years ended December 31, 2021, 2020 and 2019 was $30.5 million, $26.4 million and $19.3 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

The Company considers a construction project as substantially completed and held available for occupancy upon the substantial completion of improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup). If portions of a rental project are substantially completed and occupied by tenants or residents, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project. The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy, primarily based on a percentage of the relative commercial square footage or multifamily units of each portion, and capitalizes only those costs associated with the portion under construction.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management, depending on the type of property, may include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction cost overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability-weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, outcome probabilities, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights or plans for the land. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and additional losses or impairments may be realized in the future.

Real Estate Held for Sale and Discontinued Operations

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable to be sold within the following 12 months, and there are no significant contingencies relating to a sale. If, in management’s opinion, the estimated net sales price, net of expected selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to the Company’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights or plans for the land. In addition, the Company classifies assets held for sale or sold as discontinued operations if the disposal groups represent a strategic shift that will have a major effect on the Company’s operations and financial results. For any disposals qualifying as discontinued operations, the assets and their results are presented in discontinued operations in the financial statements for all periods presented. See Note 7: Discontinued Operations – to the Financial Statements.

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

Results From Operations

The following comparisons for the year ended December 31, 2021 (“2021”), as compared to the year ended December 31, 2020 (“2020”), and for 2020 as compared to the year ended December 31, 2019 (“2019”) make reference to the following:

(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2019, (for the 2021 versus 2020 comparisons), and which represent all in-service properties owned by the Company at December 31, 2018 (for the 2020 versus 2019 comparisons), excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2019 through December 31, 2021;

(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2020 through December 31, 2021 (for the 2021 versus 2020 comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2019 through December 31, 2020 (for the 2020 versus 2019 comparisons); and

(iii)“Properties Sold” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2019 through December 31, 2021.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Years Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Revenue from rental operations and other:
Revenue from leases	$282,791	$272,970	$9,821	3.6%
Parking income	15,003	15,604	(601)	(3.9)
Hotel income	10,618	4,287	6,331	147.7
Other income	11,309	9,311	1,998	21.5
Total revenues from rental operations	319,721	302,172	17,549	5.8

Property expenses:
Real estate taxes	47,859	45,801	2,058	4.5
Utilities	14,802	13,717	1,085	7.9
Operating services	71,851	68,313	3,538	5.2
Total property expenses	134,512	127,831	6,681	5.2

Non-property revenues:
Real estate services	9,596	11,390	(1,794)	(15.8)
Total non-property revenues	9,596	11,390	(1,794)	(15.8)

Non-property expenses:
Real estate services expenses	12,857	13,555	(698)	(5.1)
General and administrative	57,198	71,058	(13,860)	(19.5)
Dead deal and transaction-related costs	12,221	2,583	9,638	373.1
Depreciation and amortization	111,618	122,035	(10,417)	(8.5)
Property impairments	13,467	36,582	(23,115)	(63.2)
Land and other impairments, net	23,719	16,817	6,902	41.0
Total non-property expenses	231,080	262,630	(31,550)	(12.0)
Operating income (loss)	(36,275)	(76,899)	40,624	52.8
Other (expense) income:
Interest expense	(65,192)	(80,991)	15,799	19.5
Interest and other investment income (loss)	524	43	481	1,118.6
Equity in earnings (loss) of unconsolidated joint ventures	(4,251)	(3,832)	(419)	(10.9)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	3,022	5,481	(2,459)	(44.9)
Gain on disposition of developable land	2,115	5,787	(3,672)	(63.5)
Gain on sale from unconsolidated joint ventures	(1,886)	35,184	(37,070)	(105.4)
Gain (loss) from extinguishment of debt, net	(47,078)	(272)	(46,806)	(17,208.1)
Total other (expense) income	(112,746)	(38,600)	(74,146)	(192.1)
Income (loss) from continuing operations	(149,021)	(115,499)	(33,522)	(29.0)
Discontinued operations:
Income from discontinued operations	13,930	70,700	(56,770)	(80.3)
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	25,552	11,201	14,351	128.1
Total discontinued operations	39,482	81,901	(42,419)	(51.8)
Net income (loss)	$(109,539)	$(33,598)	$(75,941)	(226.0)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2021 as compared to 2020 divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2020 and 2021 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired and Developed		Properties
	Company		Properties		Properties		Sold in 2020 and 2021
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$9,821	3.6%	$1,638	0.6%	$13,014	4.8%	$(4,831)	(1.8)%
Parking income	(601)	(3.9)	(1,074)	(7.0)	587	3.8	(114)	(0.7)
Hotel income	6,331	147.7	6,331	147.7	-	-	-	-
Other income	1,998	21.5	1,588	17.1	449	4.8	(39)	(0.4)
Total	$17,549	5.8%	$8,483	2.8%	$14,050	4.6%	$(4,984)	(1.6)%

Property expenses:
Real estate taxes	$2,058	4.5%	$1,704	3.7%	$1,496	3.3%	$(1,142)	(2.5)%
Utilities	1,085	7.9	905	6.6	566	4.1	(386)	(2.8)
Operating services	3,538	5.2	1,661	2.5	2,756	4.0	(879)	(1.3)
Total	$6,681	5.2%	$4,270	3.3%	$4,818	3.8%	$(2,407)	(1.9)%

OTHER DATA:
Number of Consolidated Properties	27		23		4		39
Commercial Square feet (in thousands)	4,916		4,885		31		5,755
Multifamily portfolio (number of units)	4,545		3,713		832		1,025

Revenue from leases. Revenue from leases for the Same-Store Properties increased $1.6 million, or 0.6 percent, for 2021 as compared to 2020, of which an increase of $3.2 million at the commercial properties is due to an increase in escalation settle-ups. This is partially offset by a decrease of $1.6 million of the multifamily properties, due primarily to lower in-place rents in 2021 as compared to 2020 as a result of increased rent concessions. Revenue from leases at the Acquired and Developed Properties increased $13.0 million in 2021 as compared to 2020, due to the commencement of operations of three multifamily properties and one retail property.

Parking income. Parking income for the Same-Store Properties decreased $1.1 million, or 7.0 percent for 2021 as compared to 2020 due primarily to a decrease in usage at the parking garages, in 2021 as compared to 2020, which was more impacted by the COVID-19 pandemic, as well as the recognition in 2020 of approximately $0.6 million income from a settlement of prior period unpaid parking fees by a tenant in Jersey City, New Jersey.

Hotel income. Hotel income for the Same-Store properties increased $6.3 million, or 147.7 percent, for 2021 as compared to 2020, primarily due to fully reopening the hotels in 2021 following a partial shutdown of hotel operations in 2020 as a result of the COVID-19 pandemic.

Other income. Other income for the Same-Store Properties increased $1.6 million, or 17.1 percent for 2021 as compared to 2020 due primarily to the recognition in 2021 of forfeited deposits received from potential buyers in disposition deals that were not completed, as well as post property sales items received in 2021.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $1.7 million, or 3.7 percent, for 2021 as compared to 2020 due primarily to the expiration in early 2021 of the PILOT agreements on two multifamily properties located in Jersey City, New Jersey.

Utilities. Utilities for the Same-Store Properties increased $0.9 million, or 6.6 percent, for 2021 as compared to 2020, due primarily to higher electricity rates in 2021 as compared to 2020.

Operating services. Operating services for the Same-Store properties increased $1.7 million, or 2.5 percent, for 2021 as compared to 2020, due primarily to an increase in severance and related expenses in 2021 as compared to 2020.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.8 million, or 15.8 percent, for 2021 as compared to 2020, due primarily to decreased third party development and management activity in 2021 as compared to 2020.

Real estate services expenses. Real estate services expenses decreased $0.7 million, or 5.1 percent, for 2021 as compared to 2020, due primarily to lower salaries and related expenses from a reduction in third-party services activities in 2021 as compared to 2020.

General and administrative. General and administrative expenses decreased $13.9 million, or 19.5 percent in 2021 as compared to 2020. This decrease is due primarily to costs incurred for a contested election of the Board of Directors of $12.8 million in 2020 and a decrease in severance and related costs of $2.5 million ($7.6 million in 2021 versus $10.1 million in 2020). These were partially offset by $2.1 million of costs from CEO and related management changes in 2021.

Dead deal and transaction costs. The Company incurred costs of $12.2 million in 2021 and $2.6 million in 2020 in connection with transactions that were not consummated and ATM Program costs.

Depreciation and amortization. Depreciation and amortization decreased $10.4 million, or 8.5 percent, for 2021 over 2020. This decrease was due primarily to lower depreciation of fully-amortized assets of approximately $13.6 million for the Same-Store Properties for 2021 as compared to 2020 and a decrease of approximately $1.6 million for properties sold or removed from service, partially offset by an increase in depreciation of $4.7 million for 2021 as compared to 2020 from the Acquired and Developed Properties.

Property impairments. In 2021, the Company recorded impairment charges of $7.4 million on its held and used hotel properties in Weehawken, New Jersey and $6.0 million on its then held and used office property in Hoboken, New Jersey. In 2020, the Company recorded impairment charges of $36.6 million on its held and used hotel properties in Weehawken, New Jersey.

Land and other impairments. In 2021, the Company recorded $20.8 million of impairments on developable land parcels and $2.9 million of goodwill impairment. In 2020, the Company recorded valuation impairment charges of $16.8 million on developable land parcels.

Interest expense. Interest expense decreased $15.8 million, or 19.5 percent, for 2021 as compared to 2020. This decrease was primarily the result of lower average debt balances in 2021 as compared to 2020, due to the Company’s redemption of its Senior Unsecured Notes in 2021, using proceeds from sales of office properties.

Interest and other investment income. Interest and other investment income increased $0.5 million for 2021 as compared to 2020 primarily due to interest received on a note receivable, partially offset by the write-down of a note receivable in 2021.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $0.4 million, or 11.0 percent, for 2021 as compared to 2020. The decrease is primarily due to an increase in concessions and discounts to tenants in 2021 as compared to 2020 resulting in a reduction of $1.7 million of rental revenue for 2021 as compared to 2020 from the Urby at Harborside venture.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of $3.0 million in 2021 and $5.5 million in 2020. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on disposition of developable land. In 2021, the Company recorded a gain of $2.1 million on the sale of land holdings in Newark and Hamilton, New Jersey. In 2020, the Company recorded a gain of $5.8 million on the sale of land holdings located in Mount Pleasant, New York; Middletown, New Jersey; and Greenbelt, Maryland. See Note 3: Recent Transactions – Dispositions to the Financial Statements.

Gain on sale from unconsolidated joint ventures. In 2021, the Company recorded a loss of $1.9 million on the sale of its interest in a joint venture which owns an office property in West Orange, New Jersey. In 2020, the Company recorded a $35.2 million gain for its share on the sale the joint venture - owned property in Arlington, Virginia and land in Hillsborough, New Jersey. See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.

Loss from extinguishment of debt, net. In 2021, the Company recognized losses from early extinguishment of debt of $47.1 million which consists of $24.2 million in connection with the redemption of the Company’s Senior Unsecured Notes and $22.6 million in connection with the sale of Short Hills office portfolio and related defeasement of the mortgage loan. In 2020, the Company recorded a loss on early retirement of debt of $0.3 million in connection with the repayment of a construction loan on a multifamily property located in Malden, Massachusetts.

Discontinued operations. For all periods presented, the Company classified 36 office properties totaling 6.3 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties decreased $56.8 million for

2021 as compared to 2020, due primarily to the sale of 16 properties in 2021 and 20 properties in 2020. Included within discontinued operations are realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $25.6 million in 2021 and a gain of $11.2 million in 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 2019

	Years Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Revenue from rental operations and other:
Revenues from leases	$272,970	$302,409	$(29,439)	(9.7)%
Parking income	15,604	21,857	(6,253)	(28.6)
Hotel income	4,287	9,841	(5,554)	(56.4)
Other income	9,311	9,222	89	1.0
Total revenues from rental operations	302,172	343,329	(41,157)	(12.0)

Property expenses:
Real estate taxes	45,801	44,785	1,016	2.3
Utilities	13,717	17,881	(4,164)	(23.3)
Operating services	68,313	70,409	(2,096)	(3.0)
Total property expenses	127,831	133,075	(5,244)	(3.9)

Non-property revenues:
Real estate services	11,390	13,873	(2,483)	(17.9)
Total non-property revenues	11,390	13,873	(2,483)	(17.9)

Non-property expenses:
Real estate services expenses	13,555	15,918	(2,363)	(14.8)
General and administrative	71,058	59,805	11,253	18.8
Dead deal and transaction-related costs	2,583	-	2,583	-
Depreciation and amortization	122,035	133,597	(11,562)	(8.7)
Property impairments	36,582	-	36,582	-
Land and other impairments, net	16,817	32,444	(15,627)	(48.2)
Total non-property expenses	262,630	241,764	20,866	8.6
Operating income	(76,899)	(17,637)	(59,262)	(336.0)
Other (expense) income:
Interest expense	(80,991)	(90,569)	9,578	10.6
Interest and other investment income	43	2,412	(2,369)	(98.2)
Equity in earnings (loss) of unconsolidated joint ventures	(3,832)	(1,319)	(2,513)	(190.5)
Gain on change of control of interests	-	13,790	(13,790)	(100.0)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	5,481	343,102	(337,621)	(98.4)
Gain on disposition of developable land	5,787	522	5,265	1,008.6
Gain on sale from unconsolidated joint ventures	35,184	903	34,281	3,796.3
Gain (loss) from extinguishment of debt, net	(272)	1,648	(1,920)	(116.5)
Total other (expense) income	(38,600)	270,489	(309,089)	(114.3)
Income (loss) from continuing operations	(115,499)	252,852	(368,351)	(145.7)
Discontinued operations:
Income from discontinued operations	70,700	24,334	46,366	190.5
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	11,201	(133,350)	144,551	108.4
Total discontinued operations, net	81,901	(109,016)	190,917	175.1
Net income (loss)	$(33,598)	$143,836	$(177,434)	(123.4)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2020 as compared to 2019 divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2019 and 2020:

	Total		Same-Store		Acquired and Developed		Properties
	Company		Properties		Properties		Sold in 2019 and 2020
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$(29,439)	(9.7)%	$(8,595)	(2.8)%	$28,928	9.6%	$(49,772)	(16.5)%
Parking income	(6,253)	(28.6)	(6,666)	(30.5)	1,446	6.6	(1,033)	(4.7)
Hotel Income	(5,554)	(56.4)	(3,138)	(31.8)	(2,416)	(24.6)	-	-
Other income	89	1.0	1,963	21.3	694	7.5	(2,568)	(27.8)
Total	$(41,157)	(12.0)%	$(16,436)	(4.8)%	$28,652	8.3%	$(53,373)	(15.5)%

Property expenses:
Real estate taxes	$1,016	2.3%	$1,409	3.2%	$7,354	16.4%	$(7,747)	(17.3)%
Utilities	(4,164)	(23.3)	(1,236)	(6.9)	1,289	7.2	(4,217)	(23.6)
Operating services	(2,096)	(3.0)	(4,794)	(6.8)	11,429	16.2	(8,731)	(12.4)
Total	$(5,244)	(3.9)%	$(4,621)	(3.5)%	$20,072	15.1%	$(20,695)	(15.5)%

OTHER DATA:
Number of Consolidated Properties	26		20		6		104
Commercial Square feet (in thousands)	4,916		4,885		31		10,916
Multifamily portfolio (number of units)	4,039		2,377		1,662		1,745

Revenue from leases. Revenue from leases for the Same-Store Properties decreased $8.6 million, or 2.8 percent, for 2020 as compared to 2019, of which a decrease of $5.7 million is due to the multifamily properties, due primarily to a decrease in average same store occupancy from 93.9 to 89.4 percent at the multifamily residential portfolio in 2020, as compared to 2019, primarily as a result of the impacts from the COVID-19 pandemic in 2020. A decrease of $2.9 million is due to the commercial properties, due primarily to a decrease in occupancy for 2020 as compared to 2019. Revenue from leases at the Acquired and Developed Properties increased $28.9 million in 2020 as compared to 2019, due to the commencement of operations of three multifamily properties.

Parking income. Parking income for the Same-Store Properties decreased $6.7 million, or 30.5 percent for 2020 as compared to 2019 due primarily to a reduction in usage at the commercial properties, due to the COVID-19 pandemic in 2020.

Hotel income. Hotel income for the Same-Store properties decreased $3.1 million, or 31.8 percent, for 2020 as compared to 2019 due to the partial shutdown of hotel operations related to the COVID-19 pandemic in 2020.

Other income. Other income for the Same-Store Properties increased $2.0 million, or 21.3 percent for 2020 as compared to 2019 due primarily to an increase in lease breakage fees for both, multifamily and commercial properties recognized in 2020, as compared to 2019.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $1.4 million, or 3.1 percent, for 2020 as compared to 2019 due primarily to a decrease in tax appeal proceeds received 2020 as compared to 2019.

Utilities. Utilities for the Same-Store Properties decreased $1.2 million, or 6.9 percent, for 2020 as compared to 2019, due primarily to decreased usage in 2020 as compared to 2019 as a result of lower occupancy in 2020 as compared to 2019.

Operating services. Operating services for the Same-Store properties decreased $4.8 million, or 6.8 percent, for 2020 as compared to 2019, due primarily to a reduction in property maintenance and other services expense in 2020 as compared to 2019.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $2.5 million, or 17.9 percent, for 2020 as compared to 2019, due primarily to a reduction in third-party development and property management activity in multifamily services in 2020 as compared to 2019.

Real estate services expenses. Real estate services expenses decreased $2.4 million, or 14.8 percent, for 2020 as compared to 2019, due primarily to decreased salaries and related expenses from less third-party service activities in 2020.

General and administrative. General and administrative expenses increased $11.3 million, or 18.8 percent in 2020 as compared to 2019. This increase is due primarily to an increase in management restructuring costs, including severance, separation and related costs of $8.8 million ($10.1 million in 2020 versus $1.3 million in 2019), and an increase in costs incurred in connection with contested elections of the Board of Directors of $8.7 million ($12.8 million in 2020 versus $4.1 million in 2019). These were partially offset by a reduction in salaries and related expenses and leasing personnel costs of $2.8 million for 2020 as compared to 2019 and a reduction in travel, office and public relations events expenditures of $2.7 million for 2020 as compared to 2019 due to the COVID-19 pandemic.

Dead deal and transaction costs. The Company incurred costs of $2.6 million in 2020 in connection with transaction and capital market activities.

Depreciation and amortization. Depreciation and amortization decreased $11.6 million, or 8.7 percent, for 2020 over 2019. This decrease was due primarily to lower depreciation of approximately $14.1 million for properties sold or removed from service during 2019 and 2020, partially offset by an increase in depreciation of $2.5 million for 2020 as compared to 2019 from the Acquired and Developed Properties.

Property impairments. In 2020, the Company recorded impairment charges of $36.6 million on its hotel properties in Weehawken, New Jersey.

Land and other impairments. In 2020, the Company recorded $16.8 million of impairments on developable land parcels. In 2019, the Company recorded impairment charges of $32.4 million on developable land parcels.

Interest expense. Interest expense decreased $9.6 million, or 10.6 percent, for 2020 as compared to 2019. This decrease was primarily the result of lower average interest rates in 2020, as compared to 2019.

Interest and other investment income. Interest and other investment income decreased $2.4 million for 2020 as compared to 2019 primarily due to lower average notes receivable balances outstanding in 2020 as compared to 2019.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $2.5 million for 2020 as compared to 2019. The decrease is primarily due to a decrease of $2.8 million for 2020 as compared to 2019 from the Hyatt Regency Hotel Jersey City venture, because the hotel was shut down beginning in March 2020 on account of the COVID-19 pandemic, and a decrease of $0.5 million for 2020 as compared to 2019 from the Urby at Harborside venture. These were partially offset by an increase of $1.1 million for 2020 as compared to 2019 from the 12 Vreeland Road venture, due to impairment charges recorded of $2.6 million in 2020 and $3.7 million in 2019.

Gain on change of control of interests. The Company recorded a gain on change of control of interests of $13.8 million in 2019 as a result of its acquisition of the controlling interest of its equity partners in a joint venture that owns a multifamily property located in Jersey City, New Jersey.

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

Gain on sale from unconsolidated joint ventures. In 2020, the Company recorded a $35.2 million gain for its share on the sale of the joint venture - owned property in Arlington, Virginia and land in Hillsborough, New Jersey. In 2019, the Company recorded a $0.9 million gain on the sale of its interests in a joint venture, which owned a property in Red Bank, New Jersey. See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.

Gain/(loss) from extinguishment of debt, net. In 2020, the Company recorded a loss on early retirement of debt of $0.3 million in connection with the repayment of a construction loan on a multifamily property located in Malden, Massachusetts. In 2019, the Company recognized a gain from early retirement of debt of $1.6 million in connection with the early termination of a portion of interest rate swap agreements, in connection with the prepayment of term loan balances in 2019.

Discontinued operations. In 2019, the Company classified 37 office properties totaling 6.6 million square feet as discontinued operations, some of which were sold during 2019 and 2020. In 2020, the Company reclassified one of the discontinued operations properties as held for use. The income from these properties increased $46.4 million for 2020 as compared to 2019, due primarily to a decrease in depreciation and amortization costs. Upon classifying these properties as held for sale in December 2019, the Company ceased recording depreciation and amortization on the long lived assets, thereby resulting in a decrease of depreciation and amortization in 2020 compared to 2019. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $11.2 million in 2020 and a loss of $133.4 million in 2019.

Liquidity and Capital Resources

Liquidity

Overview

Rental revenue is the Company’s principal source of funds to pay its material cash commitments consisting of operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures. To the extent that the Company’s cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, the Company has and expects to continue to finance such activities through borrowings under its revolving credit facility, other debt and equity financings, proceeds from the sale of properties and joint venture capital.

The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of rental properties and land, net cash provided by operating activities and draw from its revolving credit facility.

The COVID-19 pandemic continues to have a significant impact in the U.S. and around the globe. The global impact of the outbreak is rapidly evolving and has included quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, and restrictions on travel. These actions have and may in the future create disruption in the global economy and supply chains. The extent to which COVID-19 impacts the Company’s results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. If the outbreak continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact the Company’s tenants’ ability to pay rent, the Company’s ability to lease vacant space, the Company’s ability to complete development and redevelopment projects and the Company’s ability to dispose of assets held for sale and these consequences, in turn, could materially impact the Company’s results of operations.

Construction Projects

The Company is developing a 750-unit multifamily project at 25 Christopher Columbus, also known as Haus 25, in Jersey City, New Jersey which began construction in the first quarter of 2019. The construction project, which is estimated to cost $469.5 million, of which $425 million have been incurred through December 31, 2021, is expected to be ready for occupancy in the second quarter of 2022. The Company has funded $169.5 million of the construction costs and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $255.5 million was drawn as of December 31, 2021).

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

In September 2020, the Company announced that its Board of Directors had made the strategic decision to suspend its common dividends and distributions attributable to the third and fourth quarters 2020 as the Company’s management estimated that it had satisfied its dividend obligations as a REIT on taxable income expected for 2020. The Board made this strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. In March 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s projected 2021 taxable income estimates. The Company believes that with this suspension, it will satisfy its dividend obligation as a REIT on taxable income estimated for 2021.

Property Lock-Ups

Certain Company properties acquired by contribution from unrelated common unitholders of the Operating Partnership, were subject to restrictions on disposition, except in a manner which did not result in recognition of built-in-gain allocable to such unitholders or which reimbursed the unitholders for the tax consequences thereof (collectively, the “Property Lock-Ups”). While these Property Lock-Ups have expired, the Company is generally required to use commercially reasonable efforts to prevent any disposition of the subject properties from resulting in the recognition of built-in gain to these unitholders, which include members of the Mack Group (which includes William L. Mack, a former director and David S. Mack, a former director). As of December 31, 2021, taking into account tax-free exchanges on the originally contributed properties, either wholly or partially, over time, five of the Company’s properties, as well as certain land and development projects, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.

Unencumbered Properties

As of December 31, 2021, the Company had one unencumbered property with a carrying value of $18.6 million representing 3.7 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $0.8 million to $51.5 million at December 31, 2021, compared to $52.3 million at December 31, 2020. This decrease is comprised of the following net cash flow items:

(1)	$56.1 million provided by operating activities.

(2)	$446.2 million provided by investing activities, consisting primarily of the following:

	(a)	$645 million net cash from investing activities - discontinued operations, primarily comprised of sales proceeds from assets classified as held for sale; plus
	(b)	$7.3 million received from repayments of notes receivables; plus
	(c)	$52.4 million received from proceeds from the sales of rental property; plus
	(d)	$65.1 million used for additions to rental property and improvements; minus
	(e)	$211.6 million used for the development of rental property, other related costs and deposits.

(3)	$503.2 million used in financing activities, consisting primarily of the following:

	(a)	$73 million used for repayments of revolving credit facility and term loan; plus
	(b)	$150 million used for repayment of term loans; plus
	(c)	$573.7 million used for repayment of senior unsecured notes; plus
	(d)	$193 million used for repayments of mortgages, loans payable and other obligations; plus
	(e)	$26 million used for distribution to redeemable noncontrolling interests; plus
	(f)	$49.9 million used for payment of early debt extinguishment costs, minus
	(g)	$196 million from borrowings under the revolving credit facility; minus
	(h)	$226.4 million from proceeds received from mortgages and loans payable; minus
	(i)	$150 million from borrowings from term loans.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2021:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Secured	$1,682,662	70.10%	3.71%		5.25
Variable Rate Secured Debt	717,628	29.90%	3.32%		2.74

Totals/Weighted Average:	$2,400,290	100.00%	3.60%	(b)	4.50
Unamortized deferred financing costs	(11,220)
Total Debt, Net	$2,389,070

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.11 percent as of December 31, 2021, plus the applicable spread.

(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $3.1 million for the year ended December 31, 2021.

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2021 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2022	$550	$87,175	$87,725	2.24%
2023	2,047	147,998	150,045	3.55%
2024 (b)	3,403	711,453	714,856	3.77%
2025	3,300	-	3,300	3.98%
2026	3,407	733,000	736,407	3.47%
Thereafter	9,415	698,542	707,957	3.73%
Sub-total	22,122	2,378,168	2,400,290	3.60%
Unamortized deferred financing costs	(11,220)	-	(11,220)	-
Totals/Weighted Average	$10,902	$2,378,168	$2,389,070	3.60%	(c)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.11 percent as of December 31, 2021, plus the applicable spread.

(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $3.1 million for the year ended December 31, 2021.

(c)Includes outstanding borrowings of the Company’s revolving credit facility of $148 million.

Senior Unsecured Notes

On May 6, 2021, the Company retired these notes earlier than their maturity, using net sales proceeds from completed suburban office property sales and borrowings under its 2021 credit facility and term loan. In conjunction with the notes being discharged, the Company incurred costs of $24.2 million (including a make-whole premium) which was expensed as loss from extinguishment of debt during the year ended December 31, 2021. See Note 9: Revolving Credit Facility and Term Loans.

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

The terms of the 2021 Term Loan included: (1) an eighteen month term ending in November 2022; (2) a single draw of the term loan commitments up to an aggregate principal amount of $150 million; and (3) a first priority lien in unencumbered properties of the Company with an appraised value greater than or equal to $800 million which must include the Company’s Harborside 2/3 and Harborside 5 properties.

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

The 2021 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2021 Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board of Directors, nor appointed by the Board of Directors. Furthermore, construction loans secured by two multifamily residential property development projects contain cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the construction loans if the change of control provisions under the 2021 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2021 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. If these change of control provisions were triggered, the Company could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2021 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

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

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s outstanding borrowings under its revolving credit facility or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its assets, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of February 18, 2022, the Company had outstanding borrowings of $125.0 million under its revolving credit facility and no outstanding borrowings under its term loan. The Company is reviewing various financing and refinancing options, including the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2022. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multifamily rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity

The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the years ended December 31, 2021 and 2020, respectively.

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2021	90,712,417	9,649,031	100,361,448
Restricted stock issued	55,554	-	55,554
Conversion of deferred stock units for common stock	-	-	-
Common units redeemed for common stock	175,257	(175,257)	-
Conversion of LTIP units for common units	-	205,434	205,434
Vested RSU/LTIP units	2,501	65,176	67,677
Cancellation of restricted stock	(262)	-	(262)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,541	-	2,541
Redemption of common units	-	(730,850)	(730,850)

Outstanding at December 31, 2021	90,948,008	9,013,534	99,961,542

		Common
	Common	Units/Vested
	Stock	LTIP Units	Total
Outstanding at January 1, 2020	90,595,176	9,612,064	100,207,240
Restricted stock issued	52,974	-	52,974
Conversion of deferred stock units for common stock	61,277	-	61,277
Common units redeemed for common stock	-	-	-
Conversion of LTIP units for common units	-	38,626	38,626
Vested LTIP Units	-	136,957	136,957
Cancellation of common units	-	(1)	(1)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,990	-	2,990
Redemption of common units	-	(138,615)	(138,615)

Outstanding at December 31, 2020	90,712,417	9,649,031	100,361,448

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $200 million of shares of common stock have been allocated for sales pursuant to the Company’s ATM Program commenced in December 2021 and no securities have been sold as of February 18, 2022.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of February 18, 2022.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of December 31, 2021, the outstanding balance of such debt, subject to guarantees, totaled $191.2 million of which $22 million was guaranteed by the Company.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) available to common shareholders	$(119,042)	$(51,387)	$111,861
Add (deduct): Noncontrolling interests in Operating Partnership	(15,469)	(13,277)	23,724
Noncontrolling interests in discontinued operations	3,590	7,878	(10,460)
Real estate-related depreciation and amortization on
continuing operations (a)	120,416	132,816	144,932
Real estate-related depreciation and amortization
on discontinued operations	974	4,806	70,614
Property impairments on continuing operations	13,467	36,582	-
Property impairments on discontinued operations	-	-	11,696
Impairment of unconsolidated joint venture investment	-	-	-
(included in Equity in earnings)	(2)	2,562	3,661
Gain on change of control of interests	-	-	(13,790)
Gain on sale from unconsolidated joint ventures	1,886	(35,184)	(903)
Continuing operations: Realized (gains) losses and unrealized (gains) losses
on disposition of rental property, net	(3,022)	(5,481)	(343,102)
Discontinued operations: Realized (gains) losses and unrealized (gains) losses
on disposition of rental property, net	(25,552)	(11,201)	117,898
Funds from operations available to common stock
and Operating Partnership unitholders (b)	$(22,754)	$68,114	$116,131

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $10.1 million, $12.4 million and $13.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Excludes non-real estate-related depreciation and amortization of $1,304, $1,610 and $2,092 for the years ended December 31, 2021, 2020 and 2019, respectively.

(b)Net income available to common shareholders in 2021, 2020 and 2019 included $23.7 million, $16.8 million and $36.2 million, respectively, of land impairment charges and $2.1 million, $5.8 million and $0.5 million, respectively, from a gain on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets.

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

Approximately $1.7 billion of the Company’s long-term debt as of December 31, 2021 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of December 31, 2021 ranged from LIBOR plus 158 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $7.1 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2021 would be approximately $78.4 million.

December 31, 2021
Debt,
including current portion										Fair
($s in thousands)	2022	2023	2024	2025	2026	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$550	$61,045	$311,403	$3,300	$598,407	$707,957	$1,682,662	$(7,309)	$1,675,353	$1,701,632
Average Interest Rate	4.85%	3.59%	3.43%	3.98%	3.85%	3.73%			3.71%

Variable Rate	$87,175	$89,000	$403,453	$-	$138,000	$-	$717,628	$(3,911)	$713,717	$713,717

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

Veris Residential, Inc.

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

The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2021 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the General Partner’s internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Veris Residential, L.P.

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

The General Partner’s management has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.    OTHER INFORMATION

On February 23, 2022, David Smetana, the Company’s Chief Financial Officer, notified the Company that he would step down as Chief Financial Officer and terminate his employment with the Company effective March 31, 2022.  This information is being disclosed under this Item 9B of Form 10-K in lieu of Item 5.02(b) of Form 8-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 15, 2022, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 15, 2022, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 15, 2022, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 15, 2022, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 15, 2022, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.     All Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

(a) 2.     Financial Statement Schedules

(i)Veris Residential, Inc. and Veris Residential, L.P.:

Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2021 with reconciliations for the years ended December 31, 2021, 2020 and 2019.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.      Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ITEM 16.    FORM 10-K SUMMARY

Not Applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Veris Residential, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veris Residential, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Rental Property and Estimated Net Sales Price of Real Estate Held for Sale in the Absence of an Executed Sales Agreement

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s net investment in rental property and real estate held for sale, net was $4 billion and $619 million, respectively, as of December 31, 2021. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. Management’s estimates of aggregate future cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, outcome probabilities, market capitalization rates and discount rates, if applicable. When assets are identified by management as held for sale, management discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. If, in management’s opinion, the estimated net sales price, net of expected selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established. For developable land holdings, which can be classified as either rental property or real estate held for sale, an estimated per-unit market value assumption is considered based on development rights or plans for the land.

The principal considerations for our determination that performing procedures relating to the impairment assessment of rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement is a critical audit matter are (i) the high degree of auditor judgment and subjectivity involved in performing procedures relating to management’s estimates of the aggregate future cash flows and fair value used in the impairment assessment of rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to estimated holding periods, outcome probabilities, market capitalization rates and discount rates used in estimating the aggregate future cash flows and fair value used in the impairment assessment of rental property and the estimated per-unit market value used in estimating the net sales price or fair value for developable land holdings; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of the aggregate future cash flows and fair value used in the impairment assessment of rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement, including controls over the reasonableness of the significant assumptions used in the estimates. These procedures also included, among others, testing management’s process by (i) evaluating the appropriateness of the methods used to estimate the aggregate future cash flows and fair value and the net sales price; (ii) testing the completeness and accuracy of data provided by management; and (iii) evaluating the reasonableness of significant assumptions related to estimated holding periods, outcome probabilities, market capitalization rates and discount rates used in estimating the aggregate future cash flows and fair value used in the impairment assessment of rental property and the estimated per-unit market value used in estimating the net sales price or fair value for developable land holdings. Evaluating the reasonableness of these significant assumptions involved considering the past performance of the assets, market data for similar investments, and whether this evidence was consistent with evidence obtained in other areas of the audit. For a sample of rental properties and real estate held for sale in the absence of an executed sales agreement, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of estimates of aggregate future cash flows, market capitalization rates and discount rates used in the impairment assessment of rental property and the estimated per-unit market value used in estimating the net sales price or fair value for developable land holdings.

Estimated Future Redemption Value of Redeemable Non-controlling Interest – Valuation of the Veris Residential Trust Real Estate Portfolio

As described in Note 15 to the consolidated financial statements, the Company’s redeemable non-controlling interest balance in Veris Residential Trust (“VRT”), a consolidated subsidiary, was $469 million and the estimated future redemption value of Rockpoint’s Preferred Units was approximately $479 million as of December 31, 2021. Management determines the redemption value of these interests by hypothetically liquidating the estimated net asset value of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the investment agreement. Management estimates net asset value based on unobservable inputs after considering the assumptions that market participants would make in valuing the real estate assets of VRT which is the basis for pricing the future redemption value of the Rockpoint interests. Management estimates the net asset value of VRT by (i) applying a discount rate to the estimated future cash flows for properties under development during the period under construction and then applying a direct capitalization method to the estimated stabilized cash flows, (ii) using the direct capitalization method by applying a capitalization rate to the projected net operating income for operating properties, and (iii) estimating per-unit market value rate assumptions for developable land holdings based on development rights or plans available for the land. Estimated future cash flows used in such analyses are based on management’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.

The principal considerations for our determination that performing procedures relating to the estimated future redemption value of redeemable non-controlling interest - valuation of the VRT real estate portfolio is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the valuation of the VRT real estate portfolio due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to capitalization rates for operating properties and properties under development and per-unit market value rate assumptions for developable land holdings; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimated future redemption value of redeemable non-controlling interest - valuation of the VRT real estate portfolio, including controls over the reasonableness of the significant assumptions related to capitalization rates and per-unit market value rate assumptions. These procedures also included, among others, testing management’s process by (i) evaluating the appropriateness of the methods used to estimate the value of the VRT real estate portfolio; (ii) evaluating the reasonableness of significant assumptions related to capitalization rates for operating properties and properties under development and per-unit market value rate assumptions for developable land holdings; and (iii) testing the completeness and accuracy of data provided by management. For a sample of properties within the VRT real estate portfolio, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s significant assumptions related to capitalization rates and per-unit market value rate assumptions. Evaluating the reasonableness of these significant assumptions related to the valuation of the VRT real estate portfolio involved considering the past performance of the properties, market data for similar investments, and whether this evidence was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 23, 2022

We have served as the Company’s auditor since 1994.

Report of Independent Registered Public Accounting Firm

To the Partners of Veris Residential, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veris Residential, L.P. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Rental Property and Estimated Net Sales Price of Real Estate Held for Sale in the Absence of an Executed Sales Agreement

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s net investment in rental property and real estate held for sale, net was $4 billion and $619 million, respectively, as of December 31, 2021. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. Management’s estimates of aggregate future cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, outcome probabilities, market capitalization rates and discount rates, if applicable. When assets are identified by management as held for sale, management discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. If, in management’s opinion, the estimated net sales price, net of expected selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established. For developable land holdings, which can be classified as either rental property or real estate held for sale, an estimated per-unit market value assumption is considered based on development rights or plans for the land.

The principal considerations for our determination that performing procedures relating to the impairment assessment of rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement is a critical audit matter are (i) the high degree of auditor judgment and subjectivity involved in performing procedures relating to management’s estimates of the aggregate future cash flows and fair value used in the impairment assessment of rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to estimated holding periods, outcome probabilities, market capitalization rates and discount rates used in estimating the aggregate future cash flows and fair value used in the impairment assessment of rental property and the estimated per-unit market value used in estimating the net sales price or fair value for developable land holdings; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of the aggregate future cash flows and fair value used in the impairment assessment of rental property and estimated net sales price of real estate held for sale in the absence of an executed sales agreement, including controls over the reasonableness of the significant assumptions used in the estimates. These procedures also included, among others, testing management’s process by (i) evaluating the appropriateness of the methods used to estimate the aggregate future cash flows and fair value and the net sales price; (ii) testing the completeness and accuracy of data provided by management; and (iii) evaluating the reasonableness of significant assumptions related to estimated holding periods, outcome probabilities, market capitalization rates and discount rates used in estimating the aggregate future cash flows and fair value used in the impairment assessment of rental property and the estimated per-unit market value used in estimating the net sales price or fair value for developable land holdings. Evaluating the reasonableness of these significant assumptions involved considering the past performance of the assets, market data for similar investments, and whether this evidence was consistent with evidence obtained in other areas of the audit. For a sample of rental properties and real estate held for sale in the absence of an executed sales agreement, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of estimates of aggregate future cash flows, market capitalization rates and discount rates used in the impairment assessment of rental property and the estimated per-unit market value used in estimating the net sales price or fair value for developable land holdings.

Estimated Future Redemption Value of Redeemable Non-controlling Interest – Valuation of the Veris Residential Trust Real Estate Portfolio

As described in Note 15 to the consolidated financial statements, the Company’s redeemable non-controlling interest balance in Veris Residential Trust (“VRT”), a consolidated subsidiary, was $469 million and the estimated future redemption value of Rockpoint’s Preferred Units was approximately $479 million as of December 31, 2021. Management determines the redemption value of these interests by hypothetically liquidating the estimated net asset value of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the investment agreement. Management estimates net asset value based on unobservable inputs after considering the assumptions that market participants would make in valuing the real estate assets of VRT which is the basis for pricing the future redemption value of the Rockpoint interests. Management estimates the net asset value of VRT by (i) applying a discount rate to the estimated future cash flows for properties under development during the period under construction and then applying a direct capitalization method to the estimated stabilized cash flows, (ii) using the direct capitalization method by applying a capitalization rate to the projected net operating income for operating properties, and (iii) estimating per-unit market value rate assumptions for developable land holdings based on development rights or plans available for the land. Estimated future cash flows used in such analyses are based on management’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.

The principal considerations for our determination that performing procedures relating to the estimated future redemption value of redeemable non-controlling interest - valuation of the VRT real estate portfolio is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the valuation of the VRT real estate portfolio due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to capitalization rates for operating properties and properties under development and per-unit market value rate assumptions for developable land holdings; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimated future redemption value of redeemable non-controlling interest - valuation of the VRT real estate portfolio, including controls over the reasonableness of the significant assumptions related to capitalization rates and per-unit market value rate assumptions. These procedures also included, among others, testing management’s process by (i) evaluating the appropriateness of the methods used to estimate the value of the VRT real estate portfolio; (ii) evaluating the reasonableness of significant assumptions related to capitalization rates for operating properties and properties under development and per-unit market value rate assumptions for developable land holdings; and (iii) testing the completeness and accuracy of data provided by management. For a sample of properties within the VRT real estate portfolio, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s significant assumptions related to capitalization rates and per-unit market value rate assumptions. Evaluating the reasonableness of these significant assumptions related to the valuation of the VRT real estate portfolio involved considering the past performance of the properties, market data for similar investments, and whether this evidence was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 23, 2022

We have served as the Company’s auditor since 1998.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,	December 31,
ASSETS	2021	2020
Rental property
Land and leasehold interests	$494,935	$639,636
Buildings and improvements	3,375,266	3,743,831
Tenant improvements	106,654	171,623
Furniture, fixtures and equipment	100,011	83,553
	4,076,866	4,638,643
Less – accumulated depreciation and amortization	(583,416)	(656,331)
	3,493,450	3,982,312
Real estate held for sale, net	618,646	656,963
Net investment in rental property	4,112,096	4,639,275
Cash and cash equivalents	31,754	38,096
Restricted cash	19,701	14,207
Investments in unconsolidated joint ventures	137,772	162,382
Unbilled rents receivable, net	72,285	84,907
Deferred charges, goodwill and other assets, net	151,347	199,541
Accounts receivable	2,363	9,378

Total assets	$4,527,318	$5,147,786

LIABILITIES AND EQUITY
Senior unsecured notes, net	$-	$572,653
Revolving credit facility and term loans	148,000	25,000
Mortgages, loans payable and other obligations, net	2,241,070	2,204,144
Dividends and distributions payable	384	1,493
Accounts payable, accrued expenses and other liabilities	134,977	194,717
Rents received in advance and security deposits	26,396	34,101
Accrued interest payable	5,760	10,001
Total liabilities	2,556,587	3,042,109

Commitments and contingencies

Redeemable noncontrolling interests	521,313	513,297

Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,948,008 and 90,712,417 shares outstanding	909	907
Additional paid-in capital	2,530,383	2,528,187
Dividends in excess of net earnings	(1,249,319)	(1,130,277)
Accumulated other comprehensive income (loss)	9	-
Total Veris Residential, Inc. stockholders’ equity	1,281,982	1,398,817

Noncontrolling interests in subsidiaries:
Operating Partnership	127,053	148,791
Consolidated joint ventures	40,383	44,772
Total noncontrolling interests in subsidiaries	167,436	193,563

Total equity	1,449,418	1,592,380

Total liabilities and equity	$4,527,318	$5,147,786

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2021	2020	2019
Revenue from leases	$282,791	$272,970	$302,409
Real estate services	9,596	11,390	13,873
Parking income	15,003	15,604	21,857
Hotel income	10,618	4,287	9,841
Other income	11,309	9,311	9,222
Total revenues	329,317	313,562	357,202

EXPENSES
Real estate taxes	47,859	45,801	44,785
Utilities	14,802	13,717	17,881
Operating services	71,851	68,313	70,409
Real estate services expenses	12,857	13,555	15,918
General and administrative	57,198	71,058	59,805
Dead deal and transaction-related costs	12,221	2,583	-
Depreciation and amortization	111,618	122,035	133,597
Property impairments	13,467	36,582	-
Land and other impairments, net	23,719	16,817	32,444
Total expenses	365,592	390,461	374,839

OTHER (EXPENSE) INCOME
Interest expense	(65,192)	(80,991)	(90,569)
Interest and other investment income (loss)	524	43	2,412
Equity in earnings (loss) of unconsolidated joint ventures	(4,251)	(3,832)	(1,319)
Gain on change of control of interests	-	-	13,790
Realized gains (losses) and unrealized gains (losses) on disposition of
rental property, net	3,022	5,481	343,102
Gain on disposition of developable land	2,115	5,787	522
Gain (loss) on sale of unconsolidated joint venture interests	(1,886)	35,184	903
Gain (loss) from extinguishment of debt, net	(47,078)	(272)	1,648
Total other income (expense)	(112,746)	(38,600)	270,489
Income (loss) from continuing operations	(149,021)	(115,499)	252,852

Discontinued operations:
Income from discontinued operations	13,930	70,700	24,334
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	25,552	11,201	(133,350)
Total discontinued operations, net	39,482	81,901	(109,016)
Net income (loss)	(109,539)	(33,598)	143,836
Noncontrolling interests in consolidated joint ventures	4,595	2,695	3,904
Noncontrolling interests in Operating Partnership of income from
continuing operations	15,469	13,277	(23,724)
Noncontrolling interests in Operating Partnership in discontinued operations	(3,590)	(7,878)	10,460
Redeemable noncontrolling interests	(25,977)	(25,883)	(22,615)
Net income (loss) available to common shareholders	$(119,042)	$(51,387)	$111,861

Basic earnings per common share:
Income (loss) from continuing operations	$(1.79)	$(1.51)	$2.04
Discontinued operations	0.40	0.81	(1.09)
Net income (loss) available to common shareholders	$(1.39)	$(0.70)	$0.95

Diluted earnings per common share:
Income (loss) from continuing operations	$(1.79)	$(1.51)	$2.04
Discontinued operations	0.40	0.81	(1.09)
Net income (loss) available to common shareholders	$(1.39)	$(0.70)	$0.95

Basic weighted average shares outstanding	90,839	90,648	90,557

Diluted weighted average shares outstanding	99,893	100,260	100,689

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$(109,539)	$(33,598)	$143,836
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	10	(16)	(10,158)
Comprehensive (income) loss	$(109,529)	$(33,614)	$133,678
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	4,595	2,695	3,904
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(25,977)	(25,883)	(22,615)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	11,878	5,433	(12,284)
Comprehensive income (loss) attributable to common shareholders	$(119,033)	$(51,369)	$102,683

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2019	90,320	$903	$2,561,503	$(1,084,518)	$8,770	$210,523	$1,697,181
Net income (loss)	-	-	-	111,861	-	31,975	143,836
Common stock dividends	-	-	-	(72,401)	-	-	(72,401)
Common unit distributions	-	-	-	-	-	(8,705)	(8,705)
Redeemable noncontrolling interest	-	-	(25,885)	-	-	(25,470)	(51,355)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,050	7,092
Redemption of common units for common stock	38	1	704	-	-	(705)	-
Redemption of common units	-	-	(1,665)	-	-	(12,799)	(14,464)
Shares issued under Dividend							-
Reinvestment and Stock Purchase Plan	2	-	39	-	-	-	39
Directors' deferred compensation plan	194	2	317	-	-	-	319
Stock compensation	41	-	627	-	-	7,534	8,161
Cancellation of unvested LTIP units	-	-	-	2,819	-	(2,889)	(70)
Other comprehensive income	-	-	-	(390)	(8,788)	(980)	(10,158)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,758	-	-	(1,758)	-
Balance at December 31, 2019	90,595	$906	$2,535,440	$(1,042,629)	$(18)	$205,776	$1,699,475
Net income (loss)	-	-	-	(51,387)	-	17,789	(33,598)
Common stock dividends	-	-	-	(36,261)	-	-	(36,261)
Common unit distributions	-	-	-	-	-	(3,509)	(3,509)
Redeemable noncontrolling interests	-	-	(11,814)	-	-	(27,137)	(38,951)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	171	171
Redemption of common units for common stock	-	-	-	-	-	-	-
Redemption of common units	-	-	-	-	-	(2,693)	(2,693)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	37	-	-	-	37
Directors' deferred compensation plan	61	1	290	-	-	-	291
Stock compensation	53	-	1,614	-	-	6,021	7,635
Cancellation of unvested LTIP units	-	-	-	-	-	(201)	(201)
Other comprehensive income (loss)	-	-	-	-	18	(34)	(16)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	2,620	-	-	(2,620)	-
Balance at December 31, 2020	90,712	$907	$2,528,187	$(1,130,277)	$-	$193,563	$1,592,380
Net income (loss)	-	-	-	(119,042)	-	9,503	(109,539)
Common stock dividends	-	-	-	-	-	-	-
Common unit distributions	-	-	-	-	-	645	645
Redeemable noncontrolling interests	-	-	(7,290)	-	-	(26,703)	(33,993)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	206	206
Redemption of common units for common stock	175	2	2,714	-	-	(2,716)	-
Redemption of common units	-	-	-	-	-	(11,357)	(11,357)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	28	-	-	-	28
Directors' deferred compensation plan	-	-	314	-	-	-	314
Stock compensation	58	-	5,139	-	-	5,708	10,847
Cancellation of restricted stock	-	-	(123)	-	-	-	(123)
Other comprehensive income (loss)	-	-	-	-	9	1	10
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,414	-	-	(1,414)	-
Balance at December 31, 2021	90,948	$909	$2,530,383	$(1,249,319)	$9	$167,436	$1,449,418

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020	2019
Net income (loss)	$(109,539)	$(33,598)	$143,836
Net income (loss) from discontinued operations	(39,482)	(81,901)	109,016
Net income (loss) from continuing operations	(149,021)	(115,499)	252,852
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	108,839	118,345	129,725
Amortization of directors deferred compensation stock units	314	291	319
Amortization of stock compensation	10,847	7,635	8,161
Amortization of deferred financing costs	4,568	4,625	4,625
Amortization of debt discount and mark-to-market	232	(1,083)	(949)
Equity in (earnings) loss of unconsolidated joint ventures	4,251	3,832	1,319
Distributions of cumulative earnings from unconsolidated joint ventures	759	5,300	6,923
Gain on change of control of interests	-	-	(13,790)
Write-off transaction-related costs	7,922	-	-
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(3,022)	(5,481)	(343,102)
Gain on disposition of developable land	(2,115)	(5,787)	(522)
Property impairments	13,467	36,582	-
Land and other impairments, net	23,719	16,817	32,444
(Gain) Loss from sale of investment in unconsolidated joint venture	1,886	(35,184)	(903)
(Gain) Loss from extinguishment of debt	47,078	272	(1,648)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(6,976)	(1,135)	(7,240)
Increase in deferred charges, goodwill and other assets	(5,022)	(806)	(21,921)
Decrease (increase) in accounts receivable, net	5,544	(5,117)	2,132
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,268)	(9,577)	1,820
(Decrease) Increase in rents received in advance and security deposits	55	(2,446)	2,002
Increase (decrease) in accrued interest payable	258	(184)	1,068
Net cash flows provided by operating activities - continuing operations	52,315	11,400	53,315
Net cash flows provided by operating activities - discontinued operations	3,800	74,022	78,527

Net cash provided by operating activities	$56,115	$85,422	$131,842

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$-	$(16,811)	$(956,040)
Rental property additions and improvements	(65,101)	(138,688)	(88,240)
Development of rental property and other related costs	(211,617)	(295,892)	(172,309)
Proceeds from the sales of rental property	52,391	64,947	825,613
Proceeds from the sale of investments in unconsolidated joint ventures	3,865	64,773	4,039
Repayment of notes receivable	7,257	458	46,597
Investment in unconsolidated joint ventures	(1,280)	(2,959)	(9,011)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	15,703	13,826	8,697
Net cash used in investing activities - continuing operations	(198,782)	(310,346)	(340,654)
Net cash provided by investing activities - discontinued operations	645,011	338,811	(75,421)

Net cash provided by investing activities	$446,229	$28,465	$(416,075)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$196,000	$212,000	$829,000
Repayment of revolving credit facility	(73,000)	(516,000)	(617,000)
Borrowings from term loans	150,000	-	-
Repayment of term loans	(150,000)	-	(675,000)
Repayment of senior unsecured notes	(573,727)	-	-
Proceeds from mortgages and loans payable	226,422	381,577	877,126
Repayment of mortgages, loans payable and other obligations	(192,995)	(86,561)	(155,115)
Acquisition of noncontrolling interests	-	-	(5,017)
(Redemption) issuance of redeemable noncontrolling interests, net	-	(3,153)	145,000
Payment of early debt extinguishment costs	(49,874)	-	-
Common unit redemptions	(898)	(2,693)	(7,769)
Payment of financing costs	(8,874)	(1,677)	(12,339)
(Contributions) distributions to noncontrolling interests	207	171	(466)
Distributions to redeemable noncontrolling interests	(25,977)	(25,883)	(21,883)
Payment of common dividends and distributions	(475)	(60,532)	(80,692)

Net cash used in financing activities	$(503,191)	$(102,751)	$275,845

Net (decrease) increase in cash and cash equivalents	$(847)	$11,136	$(8,388)
Cash, cash equivalents and restricted cash, beginning of period (1)	52,302	41,166	49,554

Cash, cash equivalents and restricted cash, end of period (2)	$51,455	$52,302	$41,166

(1)Includes Restricted Cash of $14,207, $15,577 and $19,921 as of December 31, 2020, 2019 and 2018, respectively.

(2)Includes Restricted Cash of $19,701, $14,207 and $15,577 as of December 31, 2021, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	December 31,	December 31,
ASSETS	2021	2020
Rental property
Land and leasehold interests	$494,935	$639,636
Buildings and improvements	3,375,266	3,743,831
Tenant improvements	106,654	171,623
Furniture, fixtures and equipment	100,011	83,553
	4,076,866	4,638,643
Less – accumulated depreciation and amortization	(583,416)	(656,331)
	3,493,450	3,982,312
Real estate held for sale, net	618,646	656,963
Net investment in rental property	4,112,096	4,639,275
Cash and cash equivalents	31,754	38,096
Restricted cash	19,701	14,207
Investments in unconsolidated joint ventures	137,772	162,382
Unbilled rents receivable, net	72,285	84,907
Deferred charges, goodwill and other assets, net	151,347	199,541
Accounts receivable	2,363	9,378

Total assets	$4,527,318	$5,147,786

LIABILITIES AND EQUITY
Senior unsecured notes, net	$-	$572,653
Revolving credit facility and term loans	148,000	25,000
Mortgages, loans payable and other obligations, net	2,241,070	2,204,144
Distributions payable	384	1,493
Accounts payable, accrued expenses and other liabilities	134,977	194,717
Rents received in advance and security deposits	26,396	34,101
Accrued interest payable	5,760	10,001
Total liabilities	2,556,587	3,042,109

Commitments and contingencies

Redeemable noncontrolling interests	521,313	513,297

Partners’ Capital:
General Partner, 90,948,008 and 90,712,417 common units outstanding	1,211,790	1,330,048
Limited partners, 9,013,534 and 9,649,031 common units/LTIPs outstanding	197,236	217,560
Accumulated other comprehensive income (loss)	9	-
Total Veris Residential, L.P. partners’ capital	1,409,035	1,547,608

Noncontrolling interests in consolidated joint ventures	40,383	44,772

Total equity	1,449,418	1,592,380

Total liabilities and equity	$4,527,318	$5,147,786

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2021	2020	2019
Revenue from leases	$282,791	$272,970	$302,409
Real estate services	9,596	11,390	13,873
Parking income	15,003	15,604	21,857
Hotel income	10,618	4,287	9,841
Other income	11,309	9,311	9,222
Total revenues	329,317	313,562	357,202

EXPENSES
Real estate taxes	47,859	45,801	44,785
Utilities	14,802	13,717	17,881
Operating services	71,851	68,313	70,409
Real estate services expenses	12,857	13,555	15,918
General and administrative	57,198	71,058	59,805
Dead deal and transaction-related costs	12,221	2,583	-
Depreciation and amortization	111,618	122,035	133,597
Property impairments	13,467	36,582	-
Land and other impairments, net	23,719	16,817	32,444
Total expenses	365,592	390,461	374,839

OTHER (EXPENSE) INCOME
Interest expense	(65,192)	(80,991)	(90,569)
Interest and other investment income (loss)	524	43	2,412
Equity in earnings (loss) of unconsolidated joint ventures	(4,251)	(3,832)	(1,319)
Gain on change of control of interests	-	-	13,790
Realized gains (losses) and unrealized gains (losses) on disposition of
rental property, net	3,022	5,481	343,102
Gain on disposition of developable land	2,115	5,787	522
Gain (loss) on sale of unconsolidated joint venture interests	(1,886)	35,184	903
Gain (loss) from extinguishment of debt, net	(47,078)	(272)	1,648
Total other income (expense)	(112,746)	(38,600)	270,489
Income (loss) from continuing operations	(149,021)	(115,499)	252,852

Discontinued operations:
Income from discontinued operations	13,930	70,700	24,334
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	25,552	11,201	(133,350)
Total discontinued operations, net	39,482	81,901	(109,016)
Net income (loss)	(109,539)	(33,598)	143,836
Noncontrolling interests in consolidated joint ventures	4,595	2,695	3,904
Redeemable noncontrolling interests	(25,977)	(25,883)	(22,615)
Net income (loss) available to common unitholders	$(130,921)	$(56,786)	$125,125

Basic earnings per common unit:
Income (loss) from continuing operations	$(1.79)	$(1.51)	$2.04
Discontinued operations	0.40	0.81	(1.09)
Net income (loss) available to common unitholders	$(1.39)	$(0.70)	$0.95

Diluted earnings per common unit:
Income (loss) from continuing operations	$(1.79)	$(1.51)	$2.04
Discontinued operations	0.40	0.81	(1.09)
Net income (loss) available to common unitholders	$(1.39)	$(0.70)	$0.95

Basic weighted average units outstanding	99,893	100,260	100,520

Diluted weighted average units outstanding	99,893	100,260	100,689

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$(109,539)	$(33,598)	$143,836
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	10	(16)	(10,158)
Comprehensive (income) loss	$(109,529)	$(33,614)	$133,678
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	4,595	2,695	3,904
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(25,977)	(25,883)	(22,615)
Comprehensive loss attributable to common unitholders	$(130,911)	$(56,802)	$114,967

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2019	90,320	10,229	$1,413,497	$232,764	$8,770	$42,150	$1,697,181
Net income (loss)	-	-	111,861	13,264	-	18,711	143,836
Distributions to unitholders	-	-	(72,401)	(8,705)	-	-	(81,106)
Redeemable noncontrolling interests	-	-	(25,885)	(2,855)	-	(22,615)	(51,355)
Change in noncontrolling interests in consolidated joint ventures	-	-	(1,958)	-	-	9,050	7,092
Redemption of limited partner common units for
shares of general partner common units	38	(20)	705	(705)	-	-	-
Vested LTIP units	-	68	-	-	-	-	-
Redemption of limited partner common units	-	(665)	(1,665)	(12,799)	-	-	(14,464)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	2	-	39	-	-	-	39
Directors' deferred compensation plan	194	-	319	-	-	-	319
Other comprehensive income	-	-	(390)	(980)	(8,788)	-	(10,158)
Stock compensation	41	-	627	7,534	-	-	8,161
Cancellation of restricted shares	-	-	-	-	-	-	-
Cancellation of unvested LTIP units	-	-	2,819	(2,889)	-	-	(70)
Balance at December 31, 2019	90,595	9,612	$1,427,568	$224,629	$(18)	$47,296	$1,699,475
Net income (loss)	-	-	(51,387)	(5,399)	-	23,188	(33,598)
Distributions	-	-	(36,261)	(3,509)	-	-	(39,770)
Redeemable noncontrolling interests	-	-	(11,814)	(1,254)	-	(25,883)	(38,951)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	171	171
Redemption of limited partner common units for
shares of general partner common units	-	-	-	-	-	-	-
Vested LTIP units	-	175	-	-	-	-	-
Redemption of limited partners common units	-	(138)	-	(2,693)	-	-	(2,693)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	37	-	-	-	37
Directors' deferred compensation plan	61	-	291	-	-	-	291
Other comprehensive income (loss)	-	-	-	(34)	18	-	(16)
Stock compensation	53	-	1,614	6,021	-	-	7,635
Cancellation of unvested LTIP units	-	-	-	(201)	-	-	(201)
Balance at December 31, 2020	90,712	9,649	$1,330,048	$217,560	$-	$44,772	$1,592,380
Net income (loss)	-	-	(119,042)	(11,879)	-	21,382	(109,539)
Distributions	-	-	-	645	-	-	645
Redeemable noncontrolling interests	-	-	(7,290)	(726)	-	(25,977)	(33,993)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	206	206
Redemption of limited partner common units for
shares of general partner common units	175	(175)	2,716	(2,716)	-	-	-
Vested LTIP units	-	270	-	-	-	-	-
Redemption of limited partners common units	-	(731)	-	(11,357)	-	-	(11,357)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	3	-	28	-	-	-	28
Directors' deferred compensation plan	-	-	314	-	-	-	314
Other comprehensive income (loss)	-	-	-	1	9	-	10
Stock compensation	58	-	5,139	5,708	-	-	10,847
Cancellation of restricted shares	-	-	(123)	-	-	-	(123)
Balance at December 31, 2021	90,948	9,013	$1,211,790	$197,236	$9	$40,383	$1,449,418

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020	2019
Net income (loss)	$(109,539)	$(33,598)	$143,836
Net income (loss) from discontinued operations	(39,482)	(81,901)	109,016
Net income (loss) from continuing operations	(149,021)	(115,499)	252,852
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	108,839	118,345	129,725
Amortization of directors deferred compensation stock units	314	291	319
Amortization of stock compensation	10,847	7,635	8,161
Amortization of deferred financing costs	4,568	4,625	4,625
Amortization of debt discount and mark-to-market	232	(1,083)	(949)
Equity in (earnings) loss of unconsolidated joint ventures	4,251	3,832	1,319
Distributions of cumulative earnings from unconsolidated joint ventures	759	5,300	6,923
Gain on change of control of interests	-	-	(13,790)
Write-off transaction-related costs	7,922	-	-
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(3,022)	(5,481)	(343,102)
Gain on disposition of developable land	(2,115)	(5,787)	(522)
Property impairments	13,467	36,582	-
Land and other impairments, net	23,719	16,817	32,444
(Gain) Loss from sale of investment in unconsolidated joint venture	1,886	(35,184)	(903)
(Gain) Loss from extinguishment of debt	47,078	272	(1,648)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(6,976)	(1,135)	(7,240)
Increase in deferred charges, goodwill and other assets	(5,022)	(806)	(21,921)
Decrease (increase) in accounts receivable, net	5,544	(5,117)	2,132
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,268)	(9,577)	1,820
(Decrease) Increase in rents received in advance and security deposits	55	(2,446)	2,002
Increase (decrease) in accrued interest payable	258	(184)	1,068
Net cash flows provided by operating activities - continuing operations	52,315	11,400	53,315
Net cash flows provided by operating activities - discontinued operations	3,800	74,022	78,527

Net cash provided by operating activities	$56,115	$85,422	$131,842

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$-	$(16,811)	$(956,040)
Rental property additions and improvements	(65,101)	(138,688)	(88,240)
Development of rental property and other related costs	(211,617)	(295,892)	(172,309)
Proceeds from the sales of rental property	52,391	64,947	825,613
Proceeds from the sale of investments in unconsolidated joint ventures	3,865	64,773	4,039
Repayment of notes receivable	7,257	458	46,597
Investment in unconsolidated joint ventures	(1,280)	(2,959)	(9,011)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	15,703	13,826	8,697
Net cash used in investing activities - continuing operations	(198,782)	(310,346)	(340,654)
Net cash provided by investing activities - discontinued operations	645,011	338,811	(75,421)

Net cash provided by investing activities	$446,229	$28,465	$(416,075)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$196,000	$212,000	$829,000
Repayment of revolving credit facility	(73,000)	(516,000)	(617,000)
Borrowings from term loans	150,000	-	-
Repayment of term loans	(150,000)	-	(675,000)
Repayment of senior unsecured notes	(573,727)	-	-
Proceeds from mortgages and loans payable	226,422	381,577	877,126
Repayment of mortgages, loans payable and other obligations	(192,995)	(86,561)	(155,115)
Acquisition of noncontrolling interests	-	-	(5,017)
(Redemption) issuance of redeemable noncontrolling interests, net	-	(3,153)	145,000
Payment of early debt extinguishment costs	(49,874)	-
Common unit redemptions	(898)	(2,693)	(7,769)
Payment of financing costs	(8,874)	(1,677)	(12,339)
(Contributions) distributions to noncontrolling interests	207	171	(466)
Distributions to redeemable noncontrolling interests	(25,977)	(25,883)	(21,883)
Payment of distributions	(475)	(60,532)	(80,692)

Net cash used in financing activities	$(503,191)	$(102,751)	$275,845

Net (decrease) increase in cash and cash equivalents	$(847)	$11,136	$(8,388)
Cash, cash equivalents and restricted cash, beginning of period (1)	52,302	41,166	49,554

Cash, cash equivalents and restricted cash, end of period (2)	$51,455	$52,302	$41,166

(1)Includes Restricted Cash of $14,207, $15,577 and $19,921 as of December 31, 2020, 2019 and 2018, respectively.

(2)Includes Restricted Cash of $19,701, $14,207 and $15,577 as of December 31, 2021, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage, apartment unit, room, and building counts unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). In December 2021, the Company changed its name from Mack-Cali Realty Corporation to Veris Residential, Inc. reflecting the Company’s continued transition to a multifamily REIT, and on December 10, 2021, the Company began trading on the New York Stock Exchange (“NYSE”) under its new ticker symbol, “VRE”. The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.0 and 90.4 percent common unit interest in the Operating Partnership as of December 31, 2021 and 2020, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

The Operating Partnership conducts the business of providing management, leasing, acquisition, development and tenant-related services for its General Partner. The Operating Partnership, through its operating divisions and subsidiaries, including the Veris property-owning partnerships and limited liability companies, is the entity through which all of the General Partner’s operations are conducted. Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.

As of December 31, 2021, the Company owned or had interests in 36 properties (the “Properties”). The Properties are comprised of 22 multifamily rental properties as well as non-core assets comprised of seven office properties, four parking/retail properties, three hotels, plus developable land (collectively, the “Properties”). The properties are comprised of: (a) 27 wholly-owned or Company-controlled properties comprised of 15 multifamily properties and 12 non-core assets, and (b) nine properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and two non-core assets.

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

On January 1, 2016, the Company adopted accounting guidance under ASC 810, Consolidation, modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the parent company, Veris Residential, Inc.. As the Operating Partnership is already consolidated in the balance sheets of Veris Residential, Inc., the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of Veris Residential, Inc.. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.

As of December 31, 2021 and 2020, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P., formerly known as Roseland Residential, L.P. (See Note 15: Redeemable Noncontrolling Interests-Rockpoint Transaction), have total real estate assets of $477.5 million and $486.1 million, respectively, other assets of $5.3 million and $4.5 million, respectively, mortgages of $285.7 million and $284.8 million, respectively, and other liabilities of $21.2 million and $21 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $2.4 million, $2.0 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of December 31, 2021 and 2020 is real estate and building and tenant improvements not in service; as follows (dollars in thousands):

	December 31,	December 31,
	2021	2020
Land held for development (including pre-development costs, if any) (a)(b)	$341,496	$364,946
Development and construction in progress, including land (c)	694,768	733,560
Total	$1,036,264	$1,098,506

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $150.9 million and $160.3 million as of December 31, 2021 and December 31, 2020, respectively.

(b)Includes $115.5 million of land and $81.3 million of building and improvements pertaining to assets held for sale at December 31, 2020.

(c)Includes land of $68.8 million and $74.9 million as of December 31, 2021 and December 31, 2020, respectively.

The Company considers a construction project as substantially completed and held available for occupancy upon the substantial completion of improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup). If portions of a rental project are substantially completed and occupied by tenants or residents, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project. The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy, primarily based on a percentage of the relative commercial square footage or multifamily units of each portion, and capitalizes only those costs associated with the portion under construction.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management, depending on the type of property, may include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction cost overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, outcome probabilities, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights or plans for the land. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, food, beverage and lodging demands, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Real Estate Held for Sale and Discontinued Operations

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable to be sold within the following 12 months, and there are no significant contingencies relating to a sale. If, in management’s opinion, the estimated net sales price, net of expected selling costs, of the disposal groups which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to the Company’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights or plans for the land. In addition, the Company classifies assets held for sale or sold as discontinued operations if the disposal groups represent a strategic shift that will have a major effect on the Company’s operations and financial results. For any disposals qualifying as discontinued operations, the assets and their results are presented in discontinued operations in the financial statements for all periods presented. See Note 7: Discontinued Operations.

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $4.6 million for each of the years ended December 31, 2021, 2020 and 2019. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. Included in the gains(losses) from extinguishment of debt, net, of $(47.1) million, $(0.3) million and $1.6 million for the years ended December 31, 2021, 2020 and 2019 were unamortized deferred financing costs which were written off (as non-cash transactions) amounting to zero, zero and $0.4 million, respectively.

Deferred Leasing Costs/Leasing Personnel Costs

Costs incurred in connection with successfully executed commercial and residential leases were capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs were charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. Upon the adoption of ASC 842 on January 1, 2019, the Company no longer capitalizes such costs, and includes such leasing personnel costs in General and Administrative expense costs in the Company’s Consolidated Statements of Operations, which amounted to $1.5 million, $1.5 million and $2.3 million (excluding any severance – related costs) for the years ended December 31, 2021, 2020 and 2019, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable. Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized. Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized. The Company determined that its goodwill, with a balance of $2.9 million, was impaired at December 31, 2021 after management performed its impairment tests and recognized an impairment of $2.9 million.

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

As of December 31, 2021, the estimated net basis of the rental property for federal income tax purposes was lower than the net assets as reported in the Operating Partnership’s financial statements by approximately $941.6 million. The Operating Partnership’s taxable income (loss) for the year ended December 31, 2021, 2020 and 2019 was estimated to be approximately $(17.7) million, $79.3 million and $71.2 million, respectively. The differences between book income and taxable income primarily result from differences in depreciation expenses, the recording of rental income, differences in the deductibility of interest expense and certain other expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange. The deferred tax asset balance at December 31, 2021 amounted to $29.2 million which has been fully reserved through a valuation allowance.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2018 forward.

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

Dividends and Distributions Payable

On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020. As the Company’s management estimated that as of September 2020 it had satisfied its dividend obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. On March 19, 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s projected 2021 taxable income estimates. The Company believes that with its estimated taxable income/loss for 2021, it will meet its dividend obligations as a REIT for the year with no dividends paid. The Company anticipates its regular quarterly common dividend to remain suspended while it seeks to conclude its transition into a pureplay multifamily REIT.

The dividends and distributions payable at December 31, 2021 and 2020 represent amounts payable on unvested LTIP units.

The Company has determined that the $0.60 dividend per common share paid during the year ended December 31, 2020 represented approximately 19 percent ordinary income and approximately 81 percent capital gain and the $0.80 dividend per common share paid during the year ended December 31, 2019 represented 100 percent capital gain.

Costs Incurred For Stock Issuances

Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock Compensation

The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For unvested securities that are forfeited prior to the measurement period being complete, the Company elected to account for forfeiture of employee awards as they occur. The Company recorded stock compensation expense of $10.8 million, $7.6 million and $8.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

3.    RECENT TRANSACTIONS

Properties Commencing Initial Operations

The following properties commenced initial operations during the years ended December 31, 2021 and 2020 (dollars in thousands):

2021

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/21	The Upton (a)	Short Hills, NJ	Multifamily	193	$101,269
07/01/21	Riverhouse 9 at Port Imperial (b)	Weehawken, NJ	Multifamily	313	164,633
Totals				506	$265,902

(a)As of December 31, 2021, all apartment units are in service. The development costs included approximately $2.9 million in land costs.

(b)As of December 31, 2021, all apartment units are in service. The development costs included approximately $2.7 million in land costs.

Additionally, a land lease located in Parsippany, New Jersey also commenced initial operations during the first quarter 2021. Development costs incurred amounted to $5.1 million. This land lease was sold by the Company during 2021.

2020

					Total
In Service			Property	# of	Development
Date	Property	Location	Type	Apartment Units	Costs Incurred
03/01/20	Emery at Overlook Ridge	Malden, MA	Multifamily	326	$103,993
Totals				326	$103,993

Consolidations

On March 12, 2020, the Company, acquired its equity partner's 80 percent interest in Port Imperial North Retail L.L.C., a ground floor retail space totaling 30,745 square feet located at Port Imperial, West New York, New Jersey for $13.3 million in cash (funded through borrowing under the Company’s unsecured credit facility.) The results of the transaction increased the Company’s interest to 100 percent. Upon the acquisition, the Company consolidated the joint venture, a voting interest entity. As an acquisition of the remaining interests in the venture which owns the Port Imperial North Retail L.L.C., the Company accounted for the transaction as an asset acquisition under a cost accumulation model, and as such no gain on change of control of interest was recognized in consolidation, resulting in total consolidated net assets of $15.0 million, which were allocated as follows:

Port Imperial North Retail L.L.C.
Land and leasehold interests	$4,305
Buildings and improvements and other assets, net	8,912
In-place lease values (a)	1,503
Above/Below market lease value, net (a)	313

Net assets recorded upon consolidation	$15,033

(a)In-place and below market lease values are being amortized over a weighted-average term of 7.5 years.

Real Estate Held for Sale/Discontinued Operations/Dispositions

2021

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire suburban New Jersey office portfolio totaling approximately 6.6 million square feet, which had excluded the Company’s office properties in Jersey City and Hoboken, New Jersey, (collectively, the “Suburban Office Portfolio”).  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a single property not qualified to be classified as held for sale) are being classified as discontinued operations for all periods presented herein. See Note 7: Discontinued Operations.

In late 2019 through December 31, 2021, the Company completed the sale of all but one of its 37 properties in its Suburban Office Portfolio, totaling 6.3 million square feet, for net sales proceeds of $1.0 billion.

As of December 31, 2021, the Company identified as held for sale two office properties totaling approximately 1.8 million square feet to be sold separately, which are located in Jersey City and Hoboken, New Jersey. The total estimated sales proceeds, net of expected selling costs but before the required aggregate paydown of $400 million of mortgages encumbering the properties and related costs, are expected to be approximately $575 million. The Company may need to pay significant prepayment costs of approximately $20 million to pay down these mortgage loans which will be expensed when incurred at the time of such paydown. In January 2022, the Company completed the disposition of one of the office properties held for sale at December 31, 2021 for gross sales proceeds of $210 million and the paydown of the $150 million mortgage encumbering the property.

Additionally, the Company also identified several developable land parcels as held for sale as of December 31, 2021. As a result of recent sales contracts in place and after considering the current market conditions due to the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of several land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the year ended December 31, 2021, recognized land impairments of $10.2 million. The Company also recognized an unrealized gain of $3.7 million during the year ended December 31, 2021 (reversing cumulative held for sale loss allowances recognized) for a held for sale land parcel that was previously impaired when the Company entered into a contract to sell the land parcel.

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

Assets
Held for Sale
Land	$159,968
Building & Other	618,216
Less: Accumulated depreciation	(159,538)
Real estate held for sale, net	$618,646

Assets
Other assets and liabilities	Held for Sale
Unbilled rents receivable, net (a)	$30,526
Deferred charges, net (a)	16,056
Total intangibles, net (a)	31,155
Total deferred charges & other assets, net (b)	69,410
Mortgages & loans payable, net (a)	(397,953)
Total below market liability (a)	(24,098)
Accounts payable, accrued exp & other liability (c)	(49,648)
Unearned rents/deferred rental income (a)	(5,831)

(a)Expected to be removed with the completion of the sales.

(b)Includes $19.2 million of right of use assets expected to be removed with the completion of the sales.

(c)Includes $20.5 million of right of use liabilities expected to be removed with the completion of the sales.

The Company disposed of the following rental properties during the year ended December 31, 2021 (dollars in thousands):

										Discontinued
										Operations:
									Realized	Realized
									Gains	Gains
				Rentable		Net		Net	(Losses)/	(losses)/
Disposition			# of	Square	Property	Sales		Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Type	Proceeds		Value	Losses, net	Losses, net
01/13/21	100 Overlook Center	Princeton, New Jersey	1	149,600	Office	$34,724	(a)	$26,488	$-	$8,236
03/25/21	Metropark portfolio (b)	Edison and Iselin, New Jersey	4	926,656	Office	247,351		233,826	-	13,525
04/20/21	Short Hills portfolio (c)	Short Hills, New Jersey	4	828,413	Office	248,664		245,800	-	2,864
06/11/21	Red Bank portfolio	Red Bank, New Jersey	5	659,490	Office	80,730		78,364	-	2,366
06/30/21	Retail land leases	Hanover and Parsippany, New Jersey	-	-	Land Lease	41,957		37,951	4,006	-
07/26/21	7 Giralda Farms	Madison, New Jersey	1	236,674	Office	28,182		30,143	-	(1,961)
10/20/21	4 Gatehall Drive	Parsippany, New Jersey	1	248,480	Office	24,239		23,717	-	522
12/16/21	Retail land lease Unit B	Hanover, New Jersey	-	-	Land Lease	5,423		6,407	(984)	-

Totals			16	3,049,313		$711,270		$682,696	$3,022	$25,552

(a)As part of the consideration from the buyer, a related party, 678,302 Common Units were redeemed by the Company at a book value of $10.5 million, which was a non-cash portion of this sales transaction. The balance of the proceeds was received in cash and used to repay the Company's borrowings on its revolving credit facility. See Note 17: Noncontrolling Interests in Subsidiaries - Noncontrolling Interests in Operating Partnership.

(b)Includes $10 million of seller financing provided to the buyers of the Metropark portfolio. See Note 5: Deferred charges, goodwill and other assets, net.

(c)The mortgage loan encumbering three of the properties was defeased at closing, for which the Company incurred costs of $22.6 million. These costs were expensed as loss from extinguishment of debt.

The Company disposed of the following developable land holdings during the year ended December 31, 2021 (dollars in thousands):

					Realized
					Gains
			Net	Net	(losses)/
Disposition			Sales	Carrying	Unrealized
Date	Property Address	Location	Proceeds	Value	Losses, net
05/24/21	Horizon common area	Hamilton, New Jersey	$745	$634	$111
12/22/21	346/360 University Ave	Newark, New Jersey	4,266	2,262	2,004

Totals			$5,011	$2,896	$2,115

2020

As of December 31, 2020, the Company had identified as held for sale 16 office properties (comprised of six identified disposal groups) in the Suburban Office Portfolio, totaling 3.0 million square feet (of which the Company had 15 properties totaling 2.8 million square feet under contract for sale for aggregate gross proceeds of $652.4 million). As a result of a signed contract to dispose of a portfolio of four of the properties in an identified disposal group of assets held for sale, the Company paid significant costs to defease the mortgage loan encumbering the properties, which was expensed when incurred at the time of such defeasance in 2021.  See Note 10: Mortgages, loans payable and other obligations.

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

The Company also identified a retail pad leased to others and several developable land parcels as held for sale as of December 31, 2020. The properties were located in Parsippany, Madison, Short Hills, Edison and Red Bank, New Jersey. As a result of recent sales contract amendments and after considering the current market conditions due to the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of six of the remaining held for sale properties (comprised of three disposal groups), and several land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the year ended December 31, 2020, recognized an unrealized loss allowance of $15.7 million for the properties ($14 million of which are from discontinued operations), respectively, and also recorded land and other impairments of $9.5 million. As of December 31, 2020, the Company determined that two developable land parcels located in Parsippany, New Jersey were no longer being held for sale.  The properties had originally been classified as held for sale as of December 31, 2019.  The reclassified properties had an aggregate book value of $11.3 million.

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban	Other
	Office	Assets
	Portfolio (a)	Held for Sale	Total
Land	$87,815	$76,396	$164,211
Building & Other	737,669	42,202	779,871
Less: Accumulated depreciation	(161,040)	(7,991)	(169,031)
Less: Cumulative unrealized losses on property held for sale	(77,357)	(40,731)	(118,088)
Real estate held for sale, net	$587,087	$69,876	$656,963

	Suburban	Other
	Office	Assets
Other assets and liabilities	Portfolio (a)	Held for Sale	Total
Unbilled rents receivable, net (b)	$17,216	$2,102	$19,318
Deferred charges, net (b)	15,320	661	15,981
Total intangibles, net (b)	26,069	-	26,069
Total deferred charges & other assets, net	42,513	665	43,178
Mortgages & loans payable, net (b)	(123,768)	-	(123,768)
Total below market liability (b)	(6,538)	-	(6,538)
Accounts payable, accrued exp & other liability	(16,972)	(80)	(17,052)
Unearned rents/deferred rental income (b)	(8,422)	(217)	(8,639)

(a) Classified as discontinued operations at December 31, 2019 for all periods presented. See Note 7: Discontinued Operations.
(b) Expected to be removed with the completion of the sales.

The Company disposed of the following rental properties during the year ended December 31, 2020 (dollars in thousands):

									Discontinued
									Operations:
								Realized	Realized
								Gains	Gains
				Rentable		Net	Net	(Losses)/	(losses)/
Disposition			# of	Square	Property	Sales	Carrying	Unrealized	Unrealized
Date	Property/Address	Location	Bldgs.	Feet/Units	Type	Proceeds	Value	Losses, net	Losses, net
03/17/20	One Bridge Plaza	Fort Lee, New Jersey	1	200,000	Office	$35,065	$17,743	$-	$17,322
07/22/20	3 Giralda Farms (a)	Madison, New Jersey	1	141,000	Office	7,510	9,534	-	(2,024)
09/15/20	Morris portfolio (b)	Parsippany and Madison, New Jersey	10	1,448,420	Office	155,116	175,772	-	(20,656)
09/18/20	325 Columbia Turnpike	Florham Park, New Jersey	1	168,144	Office	24,276	8,020	-	16,256
09/24/20	9 Campus Drive (c)	Parsippany, New Jersey	1	156,945	Office	20,678	22,162	-	(1,484)
10/21/20	3&5 Vaughn Drive	Princeton, New Jersey	1	98,500	Office	7,282	5,754	-	1,528
11/18/20	7 Campus Drive (d)	Parsippany, New Jersey	1	154,395	Office	12,278	11,804	-	474
12/03/20	581 Main Street	Woodbridge, New Jersey	1	200,000	Office	58,400	43,113		15,287
12/22/20	500 College Road (e)	Princeton, New Jersey	1	158,235	Office	4,582	6,044		(1,462)
12/23/20	5/10 Dennis St
	and 100 Hiram Sq	New Brunswick, New Jersey	2	200 units	Multifamily	45,567	38,404	7,163	-
Sub-total			20	2,725,639		370,754	338,350	7,163	25,241

Unrealized losses on real estate held for sale								(1,682)	(14,040)
Totals			20	2,725,639		$370,754	$338,350	5,481	$11,201

(a)The Company recorded valuation allowances of $2.0 million on the held for sale property during the year ended December 31, 2020 and of $16.7 million during the year ended December 31, 2019.

(b)The Company recorded valuation allowances of $21.6 million on the held for sale properties during the year ended December 31, 2020 and of $32.5 million during the year ended December 31, 2019.

(c)The Company recorded a valuation allowance of $3.5 million on this property during the year ended December 31, 2019.

(d)The Company recorded valuation allowance of $6.0 million on the held for sale property during the year ended December 31, 2019.

(e)The Company recorded valuation allowance of $1.9 million on the held for sale property during the year ended December 31, 2020.

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

Impairments on Properties and Land Held and Used

2021

The Company determined that, due to the shortening of its expected hold period for one office property and its land parcels, it was necessary to reduce the carrying value of these assets to their estimated fair values. Accordingly, the Company recorded an impairment charge of $6.0 million on the office asset, which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2021 and $14.3 million on the land parcels in land and other impairments on the consolidated statement of operations for the year ended December 31, 2021. Additionally, the Company determined that, due to the shortening of its expected hold period and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its two adjacent hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values. Accordingly, the Company recorded an impairment charge of $7.4 million on these hotels at December 31, 2021, which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2021.

2020

The Company determined that, due to the shortening of its expected hold period and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its two adjacent hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values.  One of these hotels had closed its rooms from March 2020 to May 2021. Accordingly, the Company recorded an impairment charge of $36.6 million on these hotels at September 30, 2020, which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2020. The Company also evaluated the recoverability of the carrying values of its land parcels and determined that it was necessary to reduce the carrying values of three held-and-used land parcels to their estimated fair values and recorded land and other impairment charges of $7.3 million for the year ended December 31, 2020.

Unconsolidated Joint Venture Activity

2021

On April 29, 2021, the Company sold its interest in the 12 Vreeland Road joint venture for a gross sales price of approximately $2 million, with no gain or loss on the transaction.

On September 1, 2021, the Company sold its interest in the Offices at Crystal Lake joint venture to its venture partner for $1.9 million and recorded a loss on the sale of approximately $1.9 million in the year ended December 31, 2021.

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

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2021, the Company had an aggregate investment of approximately $137.8 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of December 31, 2021, the unconsolidated joint ventures owned: seven multifamily properties totaling 2,146 apartment units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel, and interests and/or rights to developable land parcels able to accommodate up to 1,621 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of December 31, 2021, the outstanding balance of such debt, subject to guarantees, totaled $191.2 million of which $22 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $3.4 million, $4.9 million and $5.3 million for such services in the years ended December 31, 2021, 2020 and 2019, respectively. The Company had $0.2 million and $0.3 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2021 and 2020.

Included in the Company’s investments in unconsolidated joint ventures are three VIEs for which the Company is not the primary beneficiary. These joint ventures were primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. As of December 31, 2021, the Company has determined that these unconsolidated joint ventures are no longer VIEs since these ventures have completed their development projects and are now in operation with leased percentages ranging from 89.8% to 99.2%.

The following is a summary of the Company's unconsolidated joint ventures as of December 31, 2021 and 2020 (dollars in thousands):

						Property Debt
	Number of		Company's	Carrying Value		As of December 31, 2021
	Apartment Units		Effective	December 31,	December 31,		Maturity		Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2021	2020	Balance	Date		Rate
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$2,547	$3,347	$60,767	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	6,077	6,667	82,000	11/10/26		3.21%
PI North - Riverwalk C (e)	360	units	40.00%	27,401	36,992	135,000	12/22/24	SOFR+	1.2%
Riverpark at Harrison	141	units	45.00%	-	681	30,192	07/01/35		3.19%
Station House	378	units	50.00%	33,004	34,026	93,329	07/01/33		4.82%
Urby at Harborside (f)	762	units	85.00%	66,418	72,752	191,160	08/01/29		5.197%
PI North - Land (b) (g)	771	potential units	20.00%	1,678	1,678	-	-		-
Liberty Landing (h)	850	potential units	50.00%	300	337	-	-		-
Office
12 Vreeland Road (i)	139,750	sf	50.00%	-	1,811	-	-		-
Offices at Crystal Lake (j)	106,345	sf	31.25%	-	3,744	-	-		-
Other
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	-	-	100,000	10/01/26		3.668%
Other (k)				347	347	-	-		-
Totals:				$137,772	$162,382	$692,448

(a)Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.

(b)The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.

(c)Through the joint venture, the Company also owns a 25 percent interest in a 50,973 square feet retail building ("Shops at 40 Park") and a 50 percent interest in a 59-unit, five story multifamily rental property ("Lofts at 40 Park").

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

(e)On December 22, 2021, the venture paid off $108.3 million construction loan and simultaneously obtained a new $135 million mortgage loan, collateralized by the property and received its share of net loan proceeds of $9.2 million. The property commenced operations in second quarter 2021.

(f)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company has guaranteed $22 million of the principal outstanding debt.

(g)The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 771 apartment units.

(h)Pursuant to a notice letter to its joint venture partner dated January 6, 2022, the Company intends to not proceed with the acquisition and development of Liberty Landing.

(i)On April 29, 2021, the Company sold its interest in the joint venture for a gross sales price of approximately $2 million.

(j)On September 1, 2021, the Company sold its interest in the joint venture for a gross sales price of approximately $1.9 million.

(k)The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
Entity / Property Name	2021	2020	2019
Multifamily
Metropolitan and Lofts at 40 Park	$(801)	$(1,010)	$(422)
RiverTrace at Port Imperial	92	111	317
Crystal House (a)	-	(924)	(687)
PI North - Riverwalk C (b)	(506)	(368)	(279)
Riverpark at Harrison (c)	(1,153)	(273)	(172)
Station House	(1,647)	(1,650)	(2,000)
Urby at Harborside	(580)	1,095	1,587
PI North - Land	(250)	-	-
Liberty Landing (d)	(40)	(5)	-
Office			-
12 Vreeland Road (e)	2	(2,035)	(3,172)
Offices at Crystal Lake (f)	(113)	224	79
Other
Riverwalk Retail (g)	-	(10)	(72)
Hyatt Regency Hotel Jersey City	-	625	3,388
Other	745	388	114

Company's equity in earnings (loss) of unconsolidated joint ventures (h)	$(4,251)	$(3,832)	$(1,319)

(a)On December 31, 2020, the Crystal House Apartment Investors LLC, an unconsolidated joint venture property sold its sole apartment property. The Company realized its share of the gain on the property sale from the unconsolidated joint venture of $35.1 million.

(b)The property commenced operations in second quarter 2021.

(c)In September 2021, the joint venture agreed to settle certain obligations regarding a previously owned development project, of which the Company’s share of the expense for such settlement was $0.9 million, which was recorded in equity in earnings for this venture in the year ended December 31, 2021.

(d)Pursuant to a notice letter to its joint venture partner dated January 6, 2022, the Company intends to not proceed with the acquisition and development of Liberty Landing.

(e)On April 29, 2021, the Company sold its interest in the joint venture and realized no gain or loss on the sale.

(f)On September 1, 2021, the Company sold its interest in this unconsolidated joint venture to its venture partner for $1.9 million, and realized a loss on the sale of approximately $1.9 million.

(g)On March 12, 2020, the Company acquired the remaining 80 percent interest from its equity partner and consolidated the asset.

(h)Amounts are net of amortization of basis differences of $138 and $143 for the year ended December 31, 2021 and 2020, respectively.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	December 31,	December 31,
(dollars in thousands)	2021	2020
Deferred leasing costs	$88,265	$112,421
Deferred financing costs - revolving credit facility (a)	6,684	5,559
	94,949	117,980
Accumulated amortization	(40,956)	(52,428)
Deferred charges, net	53,993	65,552
Notes receivable (b)	4,015	1,167
In-place lease values, related intangibles and other assets, net (c)(d)	42,183	71,608
Goodwill (e)	-	2,945
Right of use assets (f)	22,298	22,298
Prepaid expenses and other assets, net	28,858	35,971

Total deferred charges, goodwill and other assets, net (g)	$151,347	$199,541

(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of December 31, 2021 and 2020, respectively, an interest-free note receivable with a net present value of $0.7 million and $1.2 million, which matures in April 2023. The Company believes this balance is fully collectible. Also includes $3.1 million, net of a loan loss allowance of $0.2 million, as of December 31, 2021, of seller-financing provided by the Company to the buyers of the Metropark portfolio. The receivable is secured against available cash of one of the Metropark properties disposed of and earned an annual return of four percent for 90 days after the disposition, with the interest rate increased to 15 percent through November 18, 2021 and to 10 percent thereafter, pursuant to an amended operating agreement. The Company recorded a loan loss allowance charge of $0.2 million at December 31, 2021 based on expected losses, by calculating the net present value of the contractual cash flows of the total receivable (See Note 12: Disclosure of fair value of assets and liabilities). Such charge was recorded in Interest and other investment income (loss) for the year ended December 31, 2021. See Note 3: Transactions – Real Estate Held for Sale/Discontinued Operations/Dispositions.

(c)In accordance with ASC 805, Business Combinations, the Company recognizes rental revenue of acquired above and below market lease intangibles over the terms of the respective leases. The impact of amortizing the acquired above and below-market lease intangibles increased revenue by approximately $2.7 million, $3.7 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The following table summarizes, as of December 31, 2021, the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (dollars in thousands):

	Acquired Above-	Acquired Below-
	Market Lease	Market Lease	Total
Year	Intangibles	Intangibles	Amortization
2022	$(358)	$2,209	$1,851
2023	(352)	2,205	1,853
2024	(308)	2,197	1,889
2025	(293)	2,151	1,858
2026	(275)	2,247	1,972

(d)The value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases. The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $2.1 million, $9.1 million and $34.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The following table summarizes, as of December 31, 2021, the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (dollars in thousands):

Year
2022	$2,244
2023	2,224
2024	2,145
2025	2,001
2026	1,994
Total	$10,608

(e)All goodwill was attributable to the Company’s Multifamily Real Estate and Services segment and was fully impaired as of December 31, 2021.

(f)This amount has a corresponding liability of $23.7 million, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Ground Lease agreements for further details.

(g)The amount as of December 31, 2021 and 2020, includes $0.5 million and $42.5 million, respectively, for properties classified as held for sale.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates an additional $35 thousand will be reclassified as an increase to interest expense.

As of December 31, 2021, the Company had one interest rate cap outstanding with a notional amount of $75 million designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020 (dollars in thousands):

	Fair Value
Asset Derivatives designated	December 31,	December 31,
as hedging instruments	2021	2020	Balance sheet location
Interest rate caps	$850	$-	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ending December 31, 2021, 2020 and 2019 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative and Reclassification for Forecasted Transactions No Longer Probable of Occurring			Total Amount of Interest Expense presented in the consolidated statements of operations
Year Ended December 31,	2021	2020	2019		2021	2020	2019		2021	2020	2019	2021	2020	2019

Interest Rate Caps	$10	$-	$-	Interest expense	$-	$-	$-		$-	$-	$-	$(65,192)	$(80,991)	$(90,569)

Interest rate swaps	$-	$-	$(4,682)	Interest expense	$-	$16	$3,551	Interest and other investment income (loss)	$-	$-	$1,926	$(65,192)	$(80,991)	$(90,569)

Credit-risk-related Contingent Features

As of December 31, 2021, the Company did not have any interest rate derivatives in a net liability position. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value which includes accrued interest but excludes any adjustment for nonperformance risk.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	December 31,	December 31,
	2021	2020
Security deposits	$6,884	$5,289
Escrow and other reserve funds	12,817	8,918

Total restricted cash	$19,701	$14,207

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

In late 2019 through December 31, 2021, the Company completed the sale of all but one of its 37 properties in its Suburban Office Portfolio, totaling 6.3 million square feet, for net sales proceeds of $1.0 billion.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total revenues	$28,614	$134,915	$169,672
Operating and other expenses	(12,140)	(54,153)	(69,077)
Depreciation and amortization	(974)	(4,806)	(71,021)
Interest expense	(1,570)	(5,256)	(5,240)

Income from discontinued operations	13,930	70,700	24,334

Unrealized gains (losses) on disposition of rental property (a)	569	(14,040)	(141,266)
Realized gains (losses) on disposition of rental property (b)	24,983	25,241	7,916
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	25,552	11,201	(133,350)

Total discontinued operations, net	$39,482	$81,901	$(109,016)

(a)Represents valuation allowances and impairment charges on properties classified as discontinued operations in 2020.

(b)See Note 3: Real Estate Transactions – Dispositions for further information regarding properties sold and related gains (losses).

8.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of December 31, 2021 and 2020 is as follows (dollars in thousands):

	December 31,	December 31,	Effective
	2021	2020	Rate
4.500% Senior Unsecured Notes, due April 18, 2022 (1)	$-	$300,000	-%
3.150% Senior Unsecured Notes, due May 15, 2023 (1)	-	275,000	-%
Principal balance outstanding	-	575,000
Adjustment for unamortized debt discount	-	(1,504)
Unamortized deferred financing costs	-	(843)

Total senior unsecured notes, net	$-	$572,653

(1)On May 6, 2021, the Company retired these notes earlier than their maturity, using net sales proceeds from completed office property sales and borrowings under its 2021 credit facility and term loan. In conjunction with the notes being discharged, the Company incurred costs of $24.2 million (including a make-whole premium) which was expensed as loss from extinguishment of debt during the year ended December 31, 2021. See Note 9: Revolving Credit Facility and Term Loans.

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

The terms of the 2021 Term Loan included: (1) an eighteen month term ending in November 2022; (2) a single draw of the term loan commitments up to an aggregate principal amount of $150 million; and (3) a first priority lien in unencumbered properties of the Company with an appraised value greater than or equal to $800 million which must include the Company’s Harborside 2/3 and

Harborside 5 properties.

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

The 2021 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2021 Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Company’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board of Directors, nor appointed by the Board of Directors. Furthermore, construction loans secured by two multifamily residential property development projects contain cross-acceleration provisions that would constitute an event of default requiring immediate repayment of the construction loans if the change of control provisions under the 2021 Credit Facility are triggered and the lenders declare a default and exercise their rights under the 2021 Credit Facility and accelerate repayment of the outstanding borrowings thereunder. If these change of control provisions were triggered, the Company could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Company would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2021 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Company will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

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

The Company was in compliance with its debt covenants under its revolving credit facility as of December 31, 2021.

As of December 31, 2021 and December 31, 2020, the Company had borrowings of $148 million and $25 million under its revolving credit facility, respectively, and had no outstanding borrowings under its term loan as of both December 31, 2021 and December 31, 2020.

10.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of December 31, 2021, 22 of the Company’s properties, with a total carrying value of approximately $3.4 billion and one of the Company’s land and development projects, with a total carrying value of approximately $463 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2021 and 2020 is as follows (dollars in thousands):

			Effective	December 31,	December 31,
Property/Project Name	Lender		Rate (a)	2021	2020	Maturity
RXR - Short Hills (b)	Wells Fargo CMBS		4.15%	$-	$124,500
Port Imperial South 4/5 Retail	American General Life & A/G PC		4.56%	-	3,866
Riverhouse 9 at Port Imperial (c)	Bank of New York Mellon	LIBOR+	2.13%	87,175	46,357	12/19/22
Port Imperial 4/5 Hotel (d)	Fifth Third Bank	LIBOR+	3.40%	89,000	94,000	04/01/23
Portside at Pier One	CBRE Capital Markets/FreddieMac		3.57%	58,998	58,998	08/01/23
Signature Place	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers (e)	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Haus 25 (f)	QuadReal Finance	LIBOR+	2.70%	255,453	161,544	12/01/24
Portside 5/6 (g)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
101 Hudson	Wells Fargo CMBS		3.20%	250,000	250,000	10/11/26
The Upton (h)	Bank of New York Mellon	LIBOR+	1.58%	75,000	42,459	10/27/26
145 Front at City Square	MUFG Union Bank	LIBOR+	1.84%	63,000	63,000	12/10/26
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S (i)	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Riverhouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (j)	New York Community Bank		3.77%	160,000	160,000	07/01/29
111 River St. (k)	Athene Annuity and Life Company		3.90%	150,000	150,000	09/01/29
Port Imperial South 4/5 Garage (l)	American General Life & A/G PC		4.85%	32,664	33,138	12/01/29
Emery at Overlook Ridge (m)	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				2,252,290	2,218,862
Unamortized deferred financing costs				(11,220)	(14,718)

Total mortgages, loans payable and other obligations, net				$2,241,070	$2,204,144

(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)Properties which were collateral for this mortgage loan were disposed of on April 20, 2021. This mortgage loan does not permit early pre-payment. In April 2021, as a result of the disposal of the properties, the Company paid costs of approximately $22.6 million at closing to defease this loan, which was expensed as loss from extinguishment of debt in the second quarter 2021. See Note 3-Recent Transactions.

(c) This construction loan has a maximum borrowing capacity of $92 million and provides, subject to certain conditions, and a one year extension option with a fee of 15 basis points, of which the Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.

(d)In May 2021, the Company executed an agreement extending its maturity date to April 2023, with a six month extension option. The Company repaid $5 million of the outstanding principal and has guaranteed $14.5 million of the outstanding principal, subject to certain conditions. The loan requires a one month trailing debt service coverage charge test (“DSCR Test”), which the Company expects to not be in compliance with for the quarter ended December 31, 2021. If the Company is not in compliance with the DSCR Test, the Company will either be required to make a partial principal repayment or to deposit three months of interest into an escrow account and sweep all excess property level cash flows into such escrow account until two consecutive periods have passed where the Company is in compliance with the DSCR Test. The Company does not believe this will have a material impact on its results of operations or financial condition.

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

(h) This construction loan had a maximum borrowing capacity of $64 million and provided, subject to certain conditions, an 18 month extension option with a fee of 30 basis points, of which the Company had guaranteed 15 percent of the outstanding principal, subject to certain conditions. On October 27, 2021, the Company obtained a new $75 million mortgage loan from a different lender maturing in October 2026 and repaid the existing loan. The Company entered into an interest-rate cap agreement for the new mortgage.

(i) In November 2020, the Company modified this mortgage loan, extending the maturity date from February 2021 to November 2027.

(j)Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.

(k)In January 2022, the Company repaid this mortgage loan upon disposition of the property which was collateral against the mortgage loan.

(l)The loan was modified to defer interest and principal payments for a six month period ending December 31, 2020. As of December 31, 2021, deferred interest of $0.8 million has been added to the principal balance.

(m)In December 2020, the Company obtained a new $72 million mortgage loan that matures on January 1, 2031 and received net loan proceeds of $10.4 million after repaying its construction loan.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments for the Company’s revolving credit facility (see Note 9) and mortgages, loans payable and other obligations (See Note 10) as of December 31, 2021 are as follows (dollars in thousands):

	Scheduled	Principal
Period	Amortization	Maturities	Total
2022	$550	$87,175	$87,725
2023	2,047	147,998	150,045
2024	3,403	711,453	714,856
2025	3,300	-	3,300
2026	3,407	733,000	736,407
Thereafter	9,415	698,542	707,957
Sub-total	22,122	2,378,168	2,400,290
Unamortized deferred financing costs	(11,220)	-	(11,220)

Totals	$10,902	$2,378,168	$2,389,070

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2021, 2020 and 2019 was $85.2 million, $103.5 million and $108.3 million, (of which $1.7 million, $5.1 million and $5.1 million pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the years ended December 31, 2021, 2020 and 2019 was $30.5 million, $26.4 million and $19.3 million, respectively (which amounts included $0.3 million, $1.4 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

	December 31,		December 31,
(dollars in thousands)	2021		2020
		Weighted Average		Weighted Average
	Balance	Interest Rate (a)	Balance	Interest Rate (a)
Fixed Rate Debt	$1,675,353	3.71%	$2,374,378	3.83%
Revolving Credit Facility & Other Variable Rate Debt	713,717	3.32%	427,419	3.38%

Totals/Weighted Average:	$2,389,070	3.60%	$2,801,797	3.60%

11.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2021, 2020 and 2019 was $537 thousand, $771 thousand and $773 thousand, respectively.

12.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2021 and 2020. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2021 and 2020.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2.4 billion and $2.9 billion as compared to the book value of approximately $2.4 billion and $2.8 billion as of December 31, 2021 and 2020, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The notes receivable by the Company are presented at the lower of cost basis or net amount expected to be collected in accordance with ASC 326. For its seller-financing note receivable provided to the buyers of the Metropark portfolio, the Company calculated the net present value of contractual cash flows of the total receivable. The Company accordingly recorded a loan loss allowance charge of $0.2 million at December 31, 2021, which was deducted from the amortized cost basis of the note receivable. Such charge was recorded in Interest and other investment income (loss) for the year ended December 31, 2021. See Note 5: Deferred charges, goodwill and other assets, net.

The fair value measurements used in the evaluation of the Company’s rental properties for impairment analysis are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable assumptions. Assumptions that were utilized in the fair value calculations include, but are not limited to, discount rates, market capitalization rates, expected lease rental rates, room rental and food and beverage revenue rates, third-party broker information and information from potential buyers, as applicable.

Valuations of real estate identified as held for sale are based on estimated sale prices, net of estimated selling costs, of such property. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of unobservable assumptions, including, but not limited to, the Company’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land, an estimated per-unit market value assumption is also considered based on development rights or plans for the land.

As of December 31, 2021, assumptions that were utilized in the fair value calculation included:

	Primary Valuation	Unobservable	Location	Range of
Description	Techniques	Assumptions	Type	Rates
Land holdings held for sale and held and used on which the Company recognized impairment losses	Developable area and units and market rate per square foot or sale prices per purchase and sale agreements	Market rate per residential unit	Waterfront	$76,000 - $78,000
Hotel properties on which the Company recognized impairment losses	Discounted cash flows	Exit Capitalization rate	Waterfront	6.50%
		Discount rates	Waterfront	8.67%

The Company identified two office properties (comprised of two disposal groups) and several developable land parcels as held for sale as of December 31, 2021 with an aggregate carrying value of $618.6 million. As a result of recent sales contracts in place and after considering the current market conditions due to the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of several land parcels held for sale (totaling $65.1 million) was not expected to be recovered from estimated net sales proceeds and accordingly recorded land and other impairments of $10.2 million for the year ended December 31, 2021. The Company recognized an unrealized gain of $3.7 million during the year ended December 31, 2021 (reversing cumulative held for sale loss allowances recognized) for a held for sale land parcel that was previously impaired when the Company entered into a contract to sell the land parcel, resulting in a carrying value of $24.8 million for one office property and its land parcels.

The Company determined that, due to the shortening of its expected hold period, it was necessary to reduce the carrying value of one office property and its land parcels to their estimated fair values. Accordingly, the Company recorded an impairment charge of $6.0 million on the office asset, which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2021 and $14.3 million on the land parcels in land and other impairments on the consolidated statement of operations for the year ended December 31, 2021. Additionally, the Company determined that, due to the shortening of its expected hold period and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its two adjacent hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values. Accordingly, the Company recorded an impairment charge of $7.4 million on these hotels at December 31, 2021, which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2021.

As of December 31, 2020, the Company identified 16 office properties (comprised of six disposal groups), a retail pad leased to others, several developable land parcels as held for sale with an aggregate carrying value of $657 million. As a result of recent sales contract amendments and after considering the current market conditions due to the challenging economic climate with the current worldwide COVID-19 pandemic, the Company determined that the carrying value of six of those remaining held for sale properties (comprised of three disposal groups) and several land parcels was not expected to be recovered from estimated net sales proceeds and accordingly, during the year ended December 31, 2020, recognized an unrealized held-for-sale loss allowance of $15.7 million for the properties and recorded land and other impairments of $9.5 million.

The Company determined that, due to the shortening of its expected hold period and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its two adjacent hotel properties and determined that it was necessary to reduce the carrying values of its two hotel assets located in Weehawken, New Jersey to their estimated fair values.  One of these hotels had closed its rooms from March 2020 to May 2021. Accordingly, the Company recorded an impairment charge of $36.6 million on these hotels which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2020. The Company also evaluated the recoverability of the carrying values of its land parcels and determined that it was necessary to reduce the carrying values of three held-and-used land parcels to their estimated fair values and recorded land and other impairment charges of $7.3 million for the year ended December 31, 2020.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2021 and 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

The ongoing impact of COVID-19 worldwide has slowed global economic activity and caused significant volatility in financial markets.  As such, there is currently significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy.  The current economic environment can and will be significantly adversely affected by many factors beyond the Company’s control. The extent to which COVID-19 impacts the Company’s fair value estimates in the future

will depend on developments going forward, many of which are highly uncertain and cannot be predicted.   In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of December 31, 2021.

13.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

				Pilot Payments
			PILOT	2021	2020	2019
Property Name	Location	Asset Type	Expiration Dates	(Dollars in Thousands)
Port Imperial South 1/3 Garage (a)	Weehawken, NJ	Parking Garage	12/2020	$-	$303	$289
BLVD 475 (Monaco) (b)	Jersey City, NJ	Multifamily	2/2021	443	1,811	2,149
111 River Street	Hoboken, NJ	Office	4/2022	1,470	1,470	1,406
Harborside Plaza 4A (c)	Jersey City, NJ	Office	2/2022	1,057	1,062	1,080
Harborside Plaza 5 (d)	Jersey City, NJ	Office	6/2022	4,324	4,415	4,352
BLVD 401 (Marbella 2) (e)	Jersey City, NJ	Multifamily	4/2026	1,277	1,151	1,394
RiverHouse 11 at Port Imperial (f)	Weehawken, NJ	Multifamily	7/2033	1,369	1,143	1,030
Port Imperial 4/5 Hotel (g)	Weehawken, NJ	Hotel	12/2033	2,925	2,161	2,214
RiverHouse 9 at Port Imperial (h)	Weehawken, NJ	Multifamily	6/2046	350	-	-
Haus 25 (i)	Jersey City, NJ	Mixed-Use	(i)	-	-	-
Park Apartments at Port Imperial (j)	Weehawken, NJ	Multifamily	(j)	-	-	-
Total Pilot taxes				$13,215	$13,516	$13,914

(a)Taxes to be paid at 100 percent on the land value of the project only over five year period and allows for a phase in of real estate taxes on the building improvement value at zero percent in year one and 95 percent in years two through five.

(b) The annual PILOT is equal to ten percent of Gross Revenues, as defined.

(c)The annual PILOT is equal to two percent of Total Project Costs, as defined. The total Project Costs are $49.5 million.

(d)The annual PILOT is equal to two percent of Total Project Costs, as defined. The total Project Costs are $170.9 million.

(e)The annual PILOT is equal to ten percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined.

(f)The annual PILOT is equal to 12 percent of Gross Revenues for years 1-5, 13 percent for years 6-10 and 14 percent for years 11-15, as defined.

(g)The annual PILOT is equal to two percent of Total Project Costs, as defined.

(h)The annual PILOT is equal to 11 percent of Gross Revenues for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined.

(i)For a term of 25 years following substantial completion, which is anticipated to occur in the second quarter of 2022. The annual PILOT is equal to seven percent of Gross Revenues, as defined.

(j)For a term of 25 years following substantial completion. The annual PILOT is equal to 11 percent of Gross Revenues for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2021, are as follows (dollars in thousands):

As of December 31, 2021
Year	Amount (a)
2022	$1,695
2023	1,702
2024	1,721
2025	1,728
2026	1,728
2027 through 2101	151,253
Total lease payments	159,827
Less: imputed interest	(136,141)

Total	$23,686

(a)The Company completed the disposition of 111 River in January 2022. This disposition will reduce the total future lease payments by $127.0 million.

As of December 31, 2020
Year	Amount
2021	$1,750
2022	1,750
2023	1,756
2024	1,776
2025	1,742
2026 through 2101	152,980
Total lease payments	161,754
Less: imputed interest	(138,152)

Total	$23,602

Ground lease expense incurred by the Company during the years ended December 31, 2021, 2020 and 2019 amounted to $1.8 million, $1.6 million and $2.6 million, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $22.3 million at December 31, 2021 for three ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rates used to arrive at the NPV ranged from 7.58 percent to 7.62 percent for the remaining ground lease terms ranging from 80.83 years to 82.58 years. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 750-unit multifamily project at 25 Christopher Columbus, also known as Haus 25, in Jersey City, New Jersey, which began construction in the first quarter of 2019. The construction project, which is estimated to cost $469.5 million, of which $425 million has been incurred through December 31, 2021, is expected to be ready for occupancy in the second quarter of 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $255.5 million was drawn as of December 31, 2021).

OTHER

Certain Company properties acquired by contribution from unrelated common unitholders of the Operating Partnership, were subject to restrictions on disposition, except in a manner which did not result in recognition of built-in-gain allocable to such unitholders or which reimbursed the unitholders for the tax consequences thereof (collectively, the “Property Lock-Ups”). While these Property Lock-Ups have expired, the Company is generally required to use commercially reasonable efforts to prevent any disposition of the subject properties from resulting in the recognition of built-in gain to these unitholders, which include members of the Mack Group (which includes William L. Mack, a former director and David S. Mack, a former director). As of December 31, 2021, taking into account tax-free exchanges on the originally contributed properties, either wholly or partially, over time, five of the Company’s properties, as well as certain land and development projects, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.

As of December 31, 2021, the Company has outstanding stay-on award agreements with 35 select employees, which provides them with the potential to receive compensation, in cash or Company stock at the employees’ option, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified.  The total potential cost of such awards is currently estimated to be up to approximately $5.2 million, including the potential future issuance of up to 82,629 shares of the Company’s common stock.  Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, which all occurred in late 2020 and early 2021, and all other conditions were satisfied.

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

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at December 31, 2021 and 2020 are as follows (dollars in thousands):

As of December 31, 2021
Year	Amount
2022	$115,256
2023	114,355
2024	98,374
2025	94,042
2026	91,297
2027 and thereafter	416,712

Total	$930,036

As of December 31, 2020
Year	Amount
2021	$117,228
2022	114,101
2023	108,406
2024	92,605
2025	88,309
2026 and thereafter	462,920

Total	$983,569

Multifamily rental property residential leases are excluded from the above table as they generally expire within one year.

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

Rockpoint Transaction

On February 27, 2017, the Company, Veris Residential Trust (“VRT”), formerly known as Roseland Residential Trust, the Company’s subsidiary through which the Company conducts its multifamily residential real estate operations, Veris Residential Partners, L.P. (“VRLP”), formerly known as Roseland Residential, L.P., the operating partnership through which VRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Original Investment Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). The Original Investment Agreement provided for VRT to contribute property to VRLP in exchange for common units of limited partnership interests in VRLP (the “Common Units”) and for multiple equity investments by Rockpoint in VRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests in VRLP (the “Preferred Units”). The initial closing under the Original Investment Agreement occurred on March 10, 2017 for $150 million of Preferred Units and the parties agreed that the Company’s contributed equity value (“VRT Contributed Equity Value”), was $1.23 billion at closing. During the year ended December 31, 2018, a total additional amount of $105 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement. During the three months ended March 31, 2019, a total additional amount of $45 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement, which brought the Preferred Units to the full balance of $300 million. In addition, certain contributions of property to VRLP by VRT subsequent to the execution of the Original Investment Agreement resulted in VRT being issued approximately $46 million of Preferred Units and Common Units in VRLP prior to June 26, 2019.

On June 26, 2019, the Company, VRT, VRLP, certain other affiliates of the Company and Rockpoint entered into an additional preferred equity investment agreement (the “Add On Investment Agreement”). The closing under the Add On Investment Agreement occurred on June 28, 2019. Pursuant to the Add On Investment Agreement, Rockpoint invested an additional $100 million in Preferred Units and the Company and VRT agreed to contribute to VRLP two additional properties located in Jersey City, New Jersey. The Company used the $100 million in proceeds received to repay outstanding borrowings under its revolving credit facility and other debt by June 30, 2019. In addition, Rockpoint has a right of first refusal to invest another $100 million in Preferred Units in the event VRT determines that VRLP requires additional capital prior to March 1, 2023 and, subject thereto, VRLP may issue up to approximately $154 million in Preferred Units to VRT or an affiliate so long as at the time of such funding VRT determines in good faith that VRLP has a valid business purpose to use such proceeds. Included in general and administrative expenses for the year ended December 31, 2019 were $371 thousand in fees associated with the modifications of the Original Investment Agreement, which were made upon signing of the Add On Investment Agreement.

Under the terms of the new transaction with Rockpoint, the cash flow from operations of VRLP will be distributable to Rockpoint and VRT as follows:

•first, to provide a 6% annual return to Rockpoint and VRT on their capital invested in Preferred Units (the “Preferred Base Return”);

•second, 95.36% to VRT and 4.64% to Rockpoint until VRT has received a 6% annual return (the “VRT Base Return”) on the equity value of the properties contributed by it to VRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to VRLP in the future; and

•third, pro rata to Rockpoint and VRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at December 31, 2021, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units).

VRLP’s cash flow from capital events will generally be distributable by VRLP to Rockpoint and VRT as follows:

•first, to Rockpoint and VRT to the extent there is any unpaid, accrued Preferred Base Return;

•second, as a return of capital to Rockpoint and to VRT in respect of Preferred Units;

•third, 95.36% to VRT and 4.64% to Rockpoint until VRT has received the VRT Base Return in respect of Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to VRLP in the future;

•fourth, 95.36% to VRT and 4.64% to Rockpoint until VRT has received a return of capital based on the equity value of the properties contributed by it to VRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to the capital of VRLP in the future;

•fifth, pro rata to Rockpoint and VRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at December 31, 2021, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units); and

•sixth, to Rockpoint and VRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to VRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at December 31, 2021, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to VRT in respect of Preferred Units and 87.728% to VRT in respect of Common Units).

In general, VRLP may not sell its properties in taxable transactions, although it may engage in tax-deferred like-kind exchanges of properties or it may proceed in another manner designed to avoid the recognition of gain for tax purposes.

In connection with the Add On Investment Agreement, on June 26, 2019, VRT increased the size of its board of trustees from six to seven persons, with five trustees being designated by the Company and two trustees being designated by Rockpoint.

In addition, as was the case under the Original Investment Agreement, VRT and VRLP are required to obtain Rockpoint’s consent with respect to:

•debt financings in excess of a 65% loan-to-value ratio;

•corporate level financings that are pari-passu or senior to the Preferred Units;

•new investment opportunities to the extent the opportunity requires an equity capitalization in excess of 10% of VRLP’s NAV;

•new investment opportunities located in a Metropolitan Statistical Area where VRLP owns no property as of the previous quarter;

•declaration of bankruptcy of VRT;

•transactions between VRT and the Company, subject to certain limited exceptions;

•any equity granted or equity incentive plan adopted by VRLP or any of its subsidiaries; and

•certain matters relating to the Credit Enhancement Note (as defined below) between the Company and VRLP (other than ordinary course borrowings or repayments thereunder).

Under a Discretionary Demand Promissory Note (the “Credit Enhancement Note”), the Company may provide periodic cash advances to VRLP. The Credit Enhancement Note provides for an interest rate equal to the London Inter-Bank Offered Rate plus fifty (50) basis points above the applicable interest rate under the Company’s revolving credit facility. The maximum aggregate principal amount of advances at any one time outstanding under the Credit Enhancement Note is limited to $50 million, an increase of $25 million from the prior transaction.

VRT and VRLP also have agreed, as was the case under the Original Investment Agreement, to register the Preferred Units under certain circumstances in the future in the event VRT or VRLP becomes a publicly traded company.

During the period commencing on June 28, 2019 and ending on March 1, 2023 (the “Lockout Period”), Rockpoint’s interest in the Preferred Units cannot be redeemed or repurchased, except in connection with (a) a sale of all or substantially all of VRLP or a sale of a majority of the then-outstanding interests in VRLP, in each case, which sale is not approved by Rockpoint, or (b) a spin-out or initial public offering of common stock of VRT, or distributions of VRT equity interests by the Company or its affiliates to shareholders or their respective parent interestholders (an acquisition pursuant clauses (a) or (b) above, an “Early Purchase”). VRT has the right to acquire Rockpoint’s interest in the Preferred Units in connection with an Early Purchase for a purchase price generally equal to (i) the amount that Rockpoint would receive upon the sale of the assets of VRLP for fair market value and a distribution of the net sale proceeds in accordance with (A) the capital event distribution priorities discussed above (in the case of certain Rockpoint Preferred Holders) and

(B) the distribution priorities applicable in the case of a liquidation of VRLP (in the case of the other Rockpoint Preferred Holder), plus (ii) a make whole premium (such purchase price, the “Purchase Payment”). The make whole premium is an amount equal to (i) $173.5 million until December 28, 2020, or $198.5 million thereafter, less distributions theretofore made to Rockpoint with respect to its Preferred Base Return or any deficiency therein, plus (ii) $1.5 million less certain other distributions theretofore made to Rockpoint.

The fair market value of VRLP’s assets is determined by a third party appraisal of the net asset value (“NAV”) of VRLP and the fair market value of VRLP’s assets, to be completed within ninety (90) calendar days of March 1, 2023 and annually thereafter.

After the Lockout Period, either VRT may acquire from Rockpoint, or Rockpoint may sell to VRT, all, but not less than all, of Rockpoint’s interest in the Preferred Units (each, a “Put/Call Event”) for a purchase price equal to the Purchase Payment (determined without regard to the make whole premium and any related tax allocations). An acquisition of Rockpoint’s interest in the Preferred Units pursuant to a Put/Call Event is generally required to be structured as a purchase of the common equity in the applicable Rockpoint entities holding direct or indirect interests in the Preferred Units. Subject to certain exceptions, Rockpoint also has a right of first offer and a participation right with respect to other common equity interests of VRLP or any subsidiary of VRLP that may be offered for sale by VRLP or its subsidiaries from time to time. Upon a Put/Call Event, other than in the event of a sale of VRLP, Rockpoint may elect to convert all, but not less than all, of its Preferred Units to Common Units in VRLP.

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of December 31, 2021. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of VRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights or plans for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $479.2 million as of December 31, 2021.

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

2017.

The following tables set forth the changes in Redeemable noncontrolling interests for the year ended December 31, 2021 (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In VRLP	in VRLP	Interests
Balance January 1, 2021	$52,324	$460,973	$513,297
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	460,973	513,297
Income Attributed to Noncontrolling Interests	1,820	24,157	25,977
Distributions	(1,820)	(24,157)	(25,977)
Redemption Value Adjustment	-	8,016	8,016

Redeemable noncontrolling interests as of December 31, 2021	$52,324	$468,989	$521,313

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In VRLP	in VRLP	Interests
Balance January 1, 2020	$52,324	$451,058	$503,382
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	451,058	503,382
Income Attributed to Noncontrolling Interests	1,820	24,063	25,883
Distributions	(1,820)	(24,063)	(25,883)
Other Distributions	-	(3,153)	(3,153)
Redemption Value Adjustment	-	13,068	13,068

Redeemable noncontrolling interests as of December 31, 2020	$52,324	$460,973	$513,297

16.    VERIS RESIDENTIAL, INC. STOCKHOLDERS’ EQUITY AND VERIS RESIDENTIAL, L.P.’S PARTNERS’ CAPITAL

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

ATM PROGRAM

On December 13, 2021, the Company entered into a distribution agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Goldman Sachs & Co. LLC, R. Seelaus & Co., LLC and Samuel A. Ramirez & Company, Inc., as sales agents. Pursuant to the Distribution Agreement, the Company may issue and sell, from time to time, shares of common stock, par value $0.01 per share, having a combined aggregate offering price of up to $200 million. The Company will pay a commission that will not exceed, but may be lower than, 2%

of the gross proceeds of all shares sold through the ATM Program. As of December 31, 2021, the Company had not sold any shares pursuant to the ATM Program.

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

INCENTIVE STOCK PLAN

In May 2013, the General Partner established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares has been reserved for issuance. In June 2021, stockholders of the Company approved amendments to the 2013 Plan to increase the total shares reserved for issuance under the plan from 4,600,000 to 6,565,000 shares.

Stock Options

In addition to stock options issued in June 2021 under the 2013 Plan, in March 2021, the General Partner granted 950,000 stock options with an exercise price equal to the closing price of the Company’s common stock on the grant date of $15.79 per share to the chief executive officer as an employment “inducement award” that is intended to comply with New York Stock Exchange Rule 303A.08. The stock options will vest in one-third increments on each of the first three anniversaries of the date of grant, subject to earlier vesting on certain termination events.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2019 ($17.31)	800,000	$17.31	$1,824
Granted, Lapsed or Cancelled	-	-
Outstanding at December 31, 2019 ($17.31)	800,000	$17.31	4,656
Granted	172,495	14.39
Outstanding at December 31, 2020 ($14.39 - $17.31)	972,495	$16.79	-
Granted	1,107,505	16.10
Outstanding at December 31, 2021 ($14.39 - $20.00)	2,080,000	$16.42	$4,072
Options exercisable at December 31, 2021	1,130,000
Available for grant at December 31, 2021	1,633,689

The weighted average fair value of options granted during the year ended December 31, 2021 was $4.18 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the year ended December 31, 2021:

	2021	2021	2021	2020
	March	June regular	June premium	stock options
Expected life (in years)	4.5	4.6	5.3	5.3
Risk-free interest rate	0.79%	0.71%	0.94%	0.41%
Volatility	35.0%	35.0%	34.0%	31.0%
Dividend yield	1.6%	1.5%	1.4%	2.7%

There were no stock options that were exercised under any stock option plans for the years ended December 31, 2021, 2020 and 2019. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of December 31, 2021 and 2020, the stock options outstanding had a weighted average remaining contractual life of approximately 5.5 years and 3.6 years, respectively.

The Company recognized stock options expense of $844 thousand, $446 thousand and zero for the years ended December 31, 2021, 2020 and 2019, respectively.

Appreciation-Only LTIP Units

In March 2019, the Company granted 625,000 Appreciation-Only LTIP Units (“AO LTIP Units”) which are a class of partnership interests in the Operating Partnership that are intended to qualify as “profits interests” for federal income tax purposes. The value of vested AO LTIP Units is realized through conversion of the AO LTIP Units into common units of limited partnership interests of the Operating Partnership (the “Common Units”). The AO LTIP Units allow the former executive to earn zero to 100% of the AO LTIP Units granted on a graduated basis of 250,000, 250,000 and 125,000 AO LTIP Units if the fair market value of the Company’s common stock exceeds the threshold levels of $25.00, $28.00 and $31.00 for 30 consecutive days prior to March 13, 2023.

Upon conversion of AO LTIP Units to Common Units, a special cash distribution will be granted equal to 10% (or such other percentage specified in the applicable award agreement) of the distributions received by a holder of an equivalent number of Common Units during the period from the grant date of the AO LTIP Units through the date of conversion in respect of each such AO LTIP Unit, on a per unit basis.

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

As of December 31, 2021, the Company had $0.7 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 1.2 years. The Company recognized AO LTIP unit expense of $622 thousand, $622 thousand and $498 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

Time-based Restricted Stock Awards and Restricted Stock Units

The Company has issued restricted stock units and common stock (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one-year to three-year vesting period. On June 9, 2021, the Company issued Restricted Stock Awards to non-employee members of the Board of Directors of the General Partner which vest within one year, of which 39,529 unvested Restricted Stock Awards were outstanding at December 31, 2021. From July to September, 2021, the Company granted restricted stock units to certain non-executive employees of the Company, which vest after three years, of which 203,663 were outstanding at December 31, 2021. Restricted Stock Awards allow holders to receive shares of the Company’s common stock upon vesting. Vesting of the Restricted Stock Awards issued is based on time and service. All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2019	67,289	$22.43
Granted	42,690	21.08
Vested	(65,353)	22.34
Forfeited	(1,936)	25.83
Outstanding at December 31, 2019	42,690	$21.08
Granted	52,974	15.29
Vested	(42,690)	21.08
Forfeited	-	-
Outstanding at December 31, 2020	52,974	$15.29
Granted	39,529	17.71
Vested	(52,974)	15.29
Forfeited	-	-

Outstanding at December 31, 2021	39,529	$17.71

As of December 31, 2021, the Company had $0.3 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.4 years.

Long-Term Incentive Plan Awards

The Company has granted long-term incentive plans awards (“LTIP Awards”) to senior management of the Company, including the General Partner’s executive officers. LTIP Awards generally are granted in the form of LTIP Units, except for awards granted in 2021 which were in the form of restricted stock units (each, an “RSU” and collectively, the “RSU LTIP Awards”) and constitute awards under the 2013 Plan. LTIP Awards are typically issued from the Company’s Outperformance Plan adopted by the General Partner’s Board of Directors.

For LTIP Awards granted in 2018, 2019, and 2020, approximately 25 percent to 100 percent of the grant date fair value of the LTIP Awards were in the form of time-based awards that vest after three years and the remaining portion of the grant date fair value of those awards consist of multi-year, market-based awards. Participants of performance-based awards will only earn the full awards if, over the three year performance period, the Company achieves a 36 percent absolute total stockholder return (“TSR”) and if the Company’s TSR is in the 75th percentile of performance as compared to the office REITs in the NAREIT index for awards granted in 2018 and 2019 and as compared to the REITs in the NAREIT index for awards granted in 2020. The performance period for the 2018 performance-based awards ended in 2021 and 31.25 percent of LTIP Units vested while the remaining awards were forfeited.

In January 2021, the Company granted LTIP Units (the “J Series 2021 LTIP Awards”) under the 2013 Plan. The J Series 2021 LTIP Awards are subject to the achievement of certain sales performance milestones with respect to commercial asset dispositions by the Company over a performance period from August 1, 2020 through December 31, 2022. These sales milestones will be based on the aggregate gross sales prices of the assets, provided that the asset will only be included in the milestone if it is sold for not less than 85% of its estimated net asset value, as defined in the agreement.

In 2021, the Company also granted LTIP Units in the form of restricted stock units (each, an “RSU”). Each RSU entitles the holder to one share of the General Partner’s common stock upon settlement. Approximately 292,000 of the RSUs are subject to time-based vesting conditions and will vest in three equal, annual installments over a three year period ending in April 2024. Approximately 453,000 of the RSUs are subject to market-based vesting conditions. Recipients will only earn the full amount of the market-based RSUs if, over the three year performance period, the General Partner achieves a thirty-six percent absolute TSR and if the General Partner’s TSR is in the 75th percentile of performance as compared to a group of 24 peer REITs.

Up to an additional approximately 292,000 RSUs were granted subject to the achievement of adjusted funds from operations of $0.60 per share in the fiscal year ending December 31, 2023. The 2021 RSU LTIP Awards are designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period.

LTIP Awards are subject to forfeiture depending on the extent that awards vest. The number of market-based and performance-based LTIP Units that actually vest for each award recipient will be determined at the end of the related measurement period.

Prior to vesting, recipients of LTIP Units will generally be entitled to receive per unit distributions equal to one-tenth of the regular quarterly distributions payable on a common share but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths of regular quarterly distributions payable on a common share will accrue but shall only become payable upon vesting of the LTIP Unit.

As of December 31, 2021, the Company had $4.9 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.5 years.

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

During the years ended December 31, 2021, 2020 and 2019, 17,894, 22,086 and 14,337 deferred stock units were earned, respectively. The Company converted 193,949 and 61,277 deferred stock units into shares of common stock during the years ended December 31, 2019 and December 31, 2020, respectively. As of December 31, 2021 and 2020, there were 37,603 and 17,854 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the years ended December 31, 2021, 2020 and 2019 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Veris Residential, Inc.:

	Year Ended December 31,
Computation of Basic EPS	2021	2020	2019
Income (loss) from continuing operations	$(149,021)	$(115,499)	$252,852
Add (deduct): Noncontrolling interests in consolidated joint ventures	4,595	2,695	3,904
Add (deduct): Noncontrolling interests in Operating Partnership	15,469	13,277	(23,724)
Add (deduct): Redeemable noncontrolling interests	(25,977)	(25,883)	(22,615)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(7,290)	(11,814)	(25,885)
Income (loss) from continuing operations available to common shareholders	(162,224)	(137,224)	184,532
Income (loss) from discontinued operations available to common shareholders	35,892	74,023	(98,556)
Net income (loss) available to common shareholders for basic earnings per share	$(126,332)	$(63,201)	$85,976

Weighted average common shares	90,839	90,648	90,557

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(1.79)	$(1.51)	$2.04
Income (loss) from discontinued operations available to common shareholders	0.40	0.81	(1.09)
Net income (loss) available to common shareholders	$(1.39)	$(0.70)	$0.95

	Year Ended December 31,
Computation of Diluted EPS	2021	2020	2019
Net income (loss) from continuing operations available to common shareholders	$(162,224)	$(137,224)	$184,532
Add (deduct): Noncontrolling interests in Operating Partnership	(15,469)	(13,277)	23,724
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(726)	(1,254)	(2,855)
Income (loss) from continuing operations for diluted earnings per share	(178,419)	(151,755)	205,401
Income (loss) from discontinued operations for diluted earnings per share	39,482	81,901	(109,016)
Net income (loss) available for diluted earnings per share	$(138,937)	$(69,854)	$96,385

Weighted average common shares	99,893	100,260	100,689

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(1.79)	$(1.51)	$2.04
Income (loss) from discontinued operations available to common shareholders	0.40	0.81	(1.09)
Net (income) loss available to common shareholders	$(1.39)	$(0.70)	$0.95

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Year Ended December 31,
	2021	2020	2019
Basic EPS shares	90,839	90,648	90,557
Add: Operating Partnership – common and vested LTIP units	9,054	9,612	9,963
Stock Options	-	-	169
Diluted EPS Shares	99,893	100,260	100,689

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the years ended December 31, 2021 and 2020 as such securities were anti-dilutive during the period. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of December 31, 2021, 2020 and 2019 were 1,246,752, 1,722,929 and 1,826,331, respectively. Unvested restricted stock outstanding as of December 31, 2021, 2020 and 2019 were 39,529, 52,974 and 42,690 shares, respectively. Unvested AO LTIP Units outstanding as of each of December 31, 2021, 2020 and 2019 were 625,000.

Dividends declared per common share for the years ended December 31, 2021, 2020 and 2019 were zero, $0.40 and $0.80 per share, respectively.

Veris Residential, L.P.:

	Year Ended December 31,
Computation of Basic EPU	2021	2020	2019
Income (loss) from continuing operations	$(149,021)	$(115,499)	$252,852
Add (deduct): Noncontrolling interests in consolidated joint ventures	4,595	2,695	3,904
Add (deduct): Redeemable noncontrolling interests	(25,977)	(25,883)	(22,615)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(8,016)	(13,068)	(28,740)
Income (loss) from continuing operations available to unitholders	(178,419)	(151,755)	205,401
Income (loss) from discontinued operations available to unitholders	39,482	81,901	(109,016)
Net income (loss) available to common unitholders for basic earnings per unit	$(138,937)	$(69,854)	$96,385

Weighted average common units	99,893	100,260	100,520

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(1.79)	$(1.51)	$2.04
Income (loss) from discontinued operations available to unitholders	0.40	0.81	(1.09)
Net income (loss) available to common unitholders for basic earnings per unit	$(1.39)	$(0.70)	$0.95

	Year Ended December 31,
Computation of Diluted EPU	2021	2020	2019
Net income (loss) from continuing operations available to common unitholders	$(178,419)	$(151,755)	$205,401
Income (loss) from discontinued operations for diluted earnings per unit	39,482	81,901	(109,016)
Net income (loss) available to common unitholders for diluted earnings per unit	$(138,937)	$(69,854)	$96,385

Weighted average common unit	99,893	100,260	100,689

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(1.79)	$(1.51)	$2.04
Income (loss) from discontinued operations available to common unitholders	0.40	0.81	(1.09)
Net income (loss) available to common unitholders	$(1.39)	$(0.70)	$0.95

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Year Ended December 31,
	2021	2020	2019
Basic EPU units	99,893	100,260	100,520
Add: Stock Options	-	-	169
Diluted EPU Units	99,893	100,260	100,689

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator in the years ended December 31, 2021 and 2020 as such securities were anti-dilutive during the period. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of December 31, 2021, 2020 and 2019 were 1,246,752, 1,722,929 and 1,826,331, respectively. Unvested restricted stock outstanding as of December 31, 2021, 2020 and 2019 were 39,529, 52,974 and 42,690 shares, respectively. Unvested AO LTIP Units outstanding as of each of December 31, 2021, 2020 and 2019 were 625,000.

Distributions declared per common unit for the years ended December 31, 2021, 2020 and 2019 were zero, $0.40 and $0.80 per unit, respectively.

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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2021, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $1.4 million as of December 31, 2021.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)

Common Units

During the year ended December 31, 2021, the Company redeemed 678,302 common units at their fair market value of $10.5 million, which was included as part of the buyer’s purchase consideration in the disposition of an office property in January 2021. See Note 3: Recent Transactions. During the year ended December 31, 2021, the Company redeemed for cash 53,000 common units at their fair value of $0.9 million.

Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of Common Stock of the General Partner have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Common unitholders have the right to redeem their common units, subject to certain restrictions. The redemption is required to be satisfied in shares of Common Stock, cash, or a combination thereof, calculated as follows: one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each common unit. The General Partner, in its sole discretion, determines the form of redemption of common units (i.e., whether a common unitholder receives Common Stock, cash, or any combination thereof). If the General Partner elects to satisfy the redemption with shares of Common Stock as opposed to cash, it is obligated to issue shares of its Common Stock to the redeeming unitholder. Regardless of the rights described above, the common unitholders may not put their units for cash to the General Partner or the Operating Partnership under any circumstances. When a unitholder redeems a common unit, noncontrolling interests in the Operating Partnership is reduced and Veris Residential, Inc. Stockholders’ equity is increased.

LTIP Units

On March 8, 2016, the Company granted 2016 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 4, 2017, the Company granted 2017 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On April 20, 2018, the Company granted 2018 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On March 22, 2019, the Company granted 2019 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On March 24, 2020, the Company granted 2020 LTIP Awards to senior management of the Company, including the General Partner’s executive officers. On January 4, 2021, the Company granted J Series 2021 LTIP Awards to one of the General Partner’s executive officers. All of the 2016 LTIP Awards, 2017 LTIP Awards, 2018 LTIP Awards,2019 LTIP Awards. 2020 LTIP Awards and J Series 2021 LTIP Awards are in the form of units in the Operating Partnership. See Note 16: Veris Residential, Inc. Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital – Long-Term Incentive Plan Awards.

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

AO LTIP Units (Appreciation-Only LTIP Units)

On March 13, 2019, the Company granted 625,000 AO LTIP Units to Mr. DeMarco pursuant to the AO Long-Term Incentive Plan Award Agreement. See Note 16: Veris Residential, Inc. Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital – AO LTIP Units (Appreciation-Only LTIP Units).

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP units in the Operating Partnership for the years ended December 31, 2021, 2020 and 2019:

	Common Units/	Unvested LTIP
	Vested LTIP Units	Units
Balance at January 1, 2019	10,229,349	1,707,106
Redemption of common units for shares of common stock	(38,011)	-
Redemption of common units	(665,918)	-
Conversion of vested LTIP units to common units	18,438	-
Vested LTIP units	68,206	(86,644)
Issuance of units	-	565,623
Cancellation of units	-	(359,754)

Balance at December 31, 2019	9,612,064	1,826,331

Redemption of common units for shares of common stock	-	-
Redemption of common units	(138,615)	-
Conversion of vested LTIP units to common units	38,626
Vested LTIP units	136,957	(175,583)
Issuance of units	-	1,287,568
Cancellation of units	(1)	(1,215,387)

Balance at December 31, 2020	9,649,031	1,722,929

Redemption of common units for shares of common stock	(175,257)	-
Redemption of common units	(730,850)	-
Conversion of vested LTIP units to common units	205,434	-
Vested LTIP units	65,176	(270,610)
Issuance of units	-	334,449
Cancellation of units	-	(540,016)

Balance at December 31, 2021	9,013,534	1,246,752

Noncontrolling Interests Ownership in Operating Partnership

As of December 31, 2021 and 2020, the noncontrolling interests common unitholders owned 9.0 percent and 9.6 percent of the Operating Partnership, respectively.

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

18.    SEGMENT REPORTING

The Company operates in two business segments: (i) multifamily real estate and services and (ii) commercial and other real estate. The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multifamily real estate portfolio. The Company’s multifamily services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the years ended December 31, 2021, 2020 and 2019. The Company had no long lived assets in foreign locations as of December 31, 2021 and 2020. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate, and multifamily real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the years ended December 31, 2021, 2020 and 2019, and selected asset information as of December 31, 2021 and 2020 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multifamily		Corporate	Total
	& Other Real Estate	Real Estate & Services (d)		& Other (e)	Company
Total revenues:
2021	$159,532	$171,030		$(1,245)	$329,317
2020	155,045	156,841		1,676	313,562
2019	184,966	170,833		1,403	357,202

Total operating and
interest expenses (a):
2021	$64,409	$108,197		$108,850	$281,456
2020	73,160	95,631		127,184	295,975
2019	80,018	89,512		127,425	296,955

Equity in earnings (loss) of
unconsolidated joint ventures:
2021	$(111)	$(4,140)	$		$(4,251)
2020	(2,254)	(1,578)		-	(3,832)
2019	(1,194)	(125)		-	(1,319)

Net operating income (loss) (b):
Three months ended:
2021	$95,012	$58,693		$(110,095)	$43,610
2020	79,631	59,632		(125,508)	13,755
2019	103,754	81,196		(126,022)	58,928

Total assets:
2021	$1,216,717	$3,294,226		$16,375	$4,527,318
2020	1,881,161	3,249,516		17,109	5,147,786

Total long-lived assets (c):
2021	$1,087,198	$3,098,492		$(1,309)	$4,184,381
2020	1,693,054	3,035,485		(1,411)	4,727,128

Total investments in
unconsolidated joint ventures:
2021	$-	$137,772		$-	$137,772
2020	5,555	156,827		-	162,382

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

Veris Residential, Inc.

The following schedule reconciles net operating income to net income available to common shareholders (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net operating income	$43,610	$13,755	$58,928
Add (deduct):
Depreciation and amortization	(111,618)	(122,035)	(133,597)
Land and other impairments, net	(23,719)	(16,817)	(32,444)
Property impairments	(13,467)	(36,582)	-
Gain on change of control of interests	-	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	3,022	5,481	343,102
Gain on disposition of developable land	2,115	5,787	522
Gain on sale from unconsolidated joint ventures	(1,886)	35,184	903
Gain (loss) from extinguishment of debt, net	(47,078)	(272)	1,648
Income (loss) from continuing operations	(149,021)	(115,499)	252,852
Discontinued operations
Income from discontinued operations	13,930	70,700	24,334
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	25,552	11,201	(133,350)
Total discontinued operations, net	39,482	81,901	(109,016)
Net income (loss)	(109,539)	(33,598)	143,836
Noncontrolling interests in consolidated joint ventures	4,595	2,695	3,904
Noncontrolling interests in Operating Partnership	15,469	13,277	(23,724)
Noncontrolling interest in discontinued operations	(3,590)	(7,878)	10,460
Redeemable noncontrolling interests	(25,977)	(25,883)	(22,615)
Net income (loss) available to common shareholders	$(119,042)	$(51,387)	$111,861

Veris Residential, L.P.

The following schedule reconciles net operating income to net income available to common unitholders (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net operating income	$43,610	$13,755	$58,928
Add (deduct):
Depreciation and amortization	(111,618)	(122,035)	(133,597)
Land and other impairments, net	(23,719)	(16,817)	(32,444)
Property impairments	(13,467)	(36,582)	-
Gain on change of control of interests	-	-	13,790
Realized gains (losses) and unrealized losses on disposition of
rental property, net	3,022	5,481	343,102
Gain on disposition of developable land	2,115	5,787	522
Gain on sale from unconsolidated joint ventures	(1,886)	35,184	903
Gain (loss) from extinguishment of debt, net	(47,078)	(272)	1,648
Income (loss) from continuing operations	(149,021)	(115,499)	252,852
Discontinued operations
Income from discontinued operations	13,930	70,700	24,334
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	25,552	11,201	(133,350)
Total discontinued operations, net	39,482	81,901	(109,016)
Net income (loss)	(109,539)	(33,598)	143,836
Noncontrolling interests in consolidated joint ventures	4,595	2,695	3,904
Redeemable noncontrolling interests	(25,977)	(25,883)	(22,615)
Net income (loss) available to common unitholders	$(130,921)	$(56,786)	$125,125

19.    RELATED PARTY TRANSACTIONS

William L. Mack, a former director of the General Partner and David S. Mack, a former director of the General Partner, are the executive officers, directors and stockholders of a corporation that leased 5,930 square feet at one of the Company’s office properties, which was scheduled to expire in January 2025 (the Company disposed of this property in March 2020). The corporation previously leased approximately 7,034 square feet at another one of the Company’s office properties (the Company disposed of this property in January 2019). The Company recognized $48,000 and $18,000 in revenue under these leases for the years ended December 31, 2020 and 2019, respectively and had no accounts receivable from the corporation as of December 31, 2021 and 2020.

The adult children of Marshall Tycher, former Chairman of VRT, own minority equity interests in a vendor to the Company. Additionally, Mr. Tycher’s son-in-law is an employee of the vendor. The Company recognized $84,000, $99,000 and $120,000 in expense for this vendor during the years ended December 31, 2021, 2020 and 2019, respectively, and had no accounts payable to this vendor as of December 31, 2021 and 2020.

Certain executive officers of VRT and/or their family members (“RG”) directly or indirectly hold small noncontrolling interests in a certain consolidated joint venture. Additionally, the Company earned zero, zero, and $674,000 from entities in which RG has ownership interests for the years ended December 31, 2021, 2020 and 2019, respectively.

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

20.    CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

Veris Residential, Inc.

The following summarizes the condensed quarterly financial information for the Company (dollars in thousands):

Quarter Ended 2021	December 31	September 30	June 30	March 31
Total revenues	$88,233	$83,744	$81,247	$76,093
Net income (loss)	$(23,237)	$(25,792)	$(74,031)	$13,521
Net income (loss) available to common shareholders	$(26,272)	$(28,314)	$(72,079)	$7,623
		`
Basic earnings per common share:
Income from continuing operations	$(0.32)	$(0.34)	$(0.86)	$(0.28)
Discontinued operations	-	0.01	0.05	0.34
Net income (loss) available to common shareholders	$(0.32)	$(0.33)	$(0.81)	$0.06

Diluted earnings per common share:
Income from continuing operations	$(0.32)	$(0.34)	$(0.86)	$(0.28)
Discontinued operations	-	0.01	0.05	0.34
Net income (loss) available to common shareholders	$(0.32)	$(0.33)	$(0.81)	$0.06

Quarter Ended 2020	December 31	September 30	June 30	March 31
Total revenues	$76,564	$79,197	$74,197	$83,604
Net income (loss)	$78,298	$(41,118)	$(32,934)	$(37,844)
Net income (loss) available to common shareholders	$65,632	$(42,208)	$(34,887)	$(39,924)
		`
Basic earnings per common share:
Income from continuing operations	$0.22	$(0.83)	$(0.50)	$(0.40)
Discontinued operations	0.45	0.34	0.09	(0.07)
Net income (loss) available to common shareholders	$0.67	$(0.49)	$(0.41)	$(0.47)

Diluted earnings per common share:
Income from continuing operations	$0.22	$(0.83)	$(0.50)	$(0.40)
Discontinued operations	0.45	0.34	0.09	(0.07)
Net income (loss) available to common shareholders	$0.67	$(0.49)	$(0.41)	$(0.47)

Veris Residential, L.P.

The following summarizes the condensed quarterly financial information for the Company (dollars in thousands):

Quarter Ended 2021	December 31	September 30	June 30	March 31
Total revenues	$88,233	$83,744	$81,247	$76,093
Net income (loss)	$(23,237)	$(25,792)	$(74,031)	$13,521
Net income (loss) available to common unitholders	$(28,876)	$(31,126)	$(79,304)	$8,385

Basic earnings per common unit:
Income from continuing operations	$(0.32)	$(0.34)	$(0.86)	$(0.28)
Discontinued operations	-	0.01	0.05	0.34
Net income (loss) available to common unitholders	$(0.32)	$(0.33)	$(0.81)	$0.06

Diluted earnings per common units:
Income from continuing operations	$(0.32)	$(0.34)	$(0.86)	$(0.28)
Discontinued operations	-	0.01	0.05	0.34
Net income (loss) available to common unitholders	$(0.32)	$(0.33)	$(0.81)	$0.06

Quarter Ended 2020	December 31	September 30	June 30	March 31
Total revenues	$76,564	$79,197	$74,197	$83,604
Net income (loss)	$78,298	$(41,118)	$(32,934)	$(37,844)
Net income (loss) available to common unitholders	$72,623	$(46,694)	$(38,576)	$(44,139)

Basic earnings per common unit:
Income from continuing operations	$0.22	$(0.83)	$(0.50)	$(0.40)
Discontinued operations	0.45	0.34	0.09	(0.07)
Net income (loss) available to common unitholders	$0.67	$(0.49)	$(0.41)	$(0.47)

Diluted earnings per common unit:
Income from continuing operations	$0.22	$(0.83)	$(0.50)	$(0.40)
Discontinued operations	0.45	0.34	0.09	(0.07)
Net income (loss) available to common unitholders	$0.67	$(0.49)	$(0.41)	$(0.47)

		VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2021
				(dollars in thousands)
												SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent to		Building and			Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	Acquisition (c)	Land	Improvements	Total (d)		Depreciation (b)

NEW JERSEY
Essex County
Millburn (Short Hills)
The Upton	Multifamily	2021		74,328	2,850	-	91,673	2,850	91,673	94,523		2,154

Hudson County
Hoboken
111 River Street	Office	2002	2016	148,897	-	198,609	15,604	-	214,213	214,213		31,096
Soho Lofts	Multifamily	2017	2019	159,112	27,601	224,039	4,663	27,601	228,702	256,303		18,774
Jersey City
Harborside Plaza 2	Office	1990	1996	-	17,655	101,546	73,669	8,363	184,507	192,870		87,603
Harborside Plaza 3	Office	1990	1996	-	17,655	101,878	73,337	8,363	184,507	192,870		87,603
Harborside Plaza 5	Office	2002	2002	-	6,218	170,682	63,367	5,705	234,562	240,267		118,295
Harborside Plaza 6	Office	2000	2000	-	1,244	56,144	13,364	1,244	69,508	70,752		31,273
101 Hudson Street	Office	1992	2005	249,056	45,530	271,376	49,831	45,530	321,207	366,737		128,442
Liberty Towers	Multifamily	2003	2019	263,888	66,670	328,347	7,344	66,670	335,691	402,361		19,718
BLVD 475 N/S	Multifamily	2011	2017	164,915	58,761	240,871	6,323	58,761	247,194	305,955		33,036
BLVD 425	Multifamily	2003	2018	130,420	48,820	160,740	5,611	48,820	166,351	215,171		16,350
BLVD 401	Multifamily	2016	2019	116,447	36,595	152,440	438	36,595	152,878	189,473		12,038
Weehawken
100 Avenue at Port Imperial	Other	2016	2016	-	350	-	30,734	1,958	29,126	31,084		5,313
500 Avenue at Port Imperial	Other	2013	2013	32,443	13,099	56,669	(19,331)	13,099	37,338	50,437		7,898
Riverhouse 9	Multifamily	2021		86,917	2,686	-	131,280	2,686	131,280	133,966		1,323
Riverhouse 11	Multifamily	2018	2018	99,854	22,047	-	112,301	22,047	112,301	134,348		11,257
Residence Inn/Envue Autograph Collection	Other	2019	2015	88,714	23,660	-	74,655	16,866	81,449	98,315		13,101
West New York
Port Imperial North Retail	Other	2008	2020	-	4,305	8,216	695	4,305	8,911	13,216		647

Monmouth County
Holmdel
23 Main Street	Office	1977	2005	-	4,336	19,544	6,400	4,336	25,944	30,280		11,671

Morris County
Morris Plains
Signature Place	Multifamily	2018	2018	42,752	930	-	56,414	930	56,414	57,344		6,103

NEW YORK
Westchester County
Eastchester
Quarry Place at Tuckahoe	Multifamily	2016	2016	40,631	5,585	3,400	48,953	5,585	52,353	57,938		7,780

MASSACHUSETTS
Middlesex County
Malden
The Emery at Overlook Ridge	Multifamily	2020	2014	71,426	4,115	86,093	10,023	9,103	91,128	100,231		5,310

Suffolk County
East Boston
Portside at Pier One	Multifamily	2015	2016	58,880	-	73,713	656	-	74,369	74,369		14,022
Portside 5/6	Multifamily	2018	2018	96,633	-	37,114	77,248	-	114,362	114,362		12,335

Worcester County
Worcester
145 Front Street	Multifamily	2018	2015	62,645	4,380	-	92,178	4,380	92,178	96,558		10,752

Projects Under Development
and Developable Land				253,112	259,107	761,990	-	259,106	761,990	1,021,096		49,059

Furniture, Fixtures
and Equipment				-	-	-	100,011	-	100,011	100,011

TOTALS				2,241,070	674,199	3,053,411	1,127,441	654,903	4,200,147	4,855,050	(e)	742,953

(a)The aggregate cost for federal income tax purposes at December 31, 2021 was approximately $3.2 billion.

(b)Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(c)These costs are net of impairments and valuation allowances recorded, if any.

(d)Includes properties classified as held for sale at December 31, 2021. The gross amount includes $160.0 million of land and $618.2 million of building improvements related to these held for sale assets at period end.

(e)Accumulated depreciation includes $159.5 million from assets classified as held for sale as of December 31, 2021.

VERIS RESIDENTIAL, INC./VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2021, 2020 and 2019 are as follows: (dollars in thousands)

	2021	2020	2019
Rental Properties
Balance at beginning of year	$4,638,643	$4,256,681	$5,306,017
Additions	1,002,342	1,776,276	1,349,959
Real estate held for sale	(778,184)	(944,082)	(1,553,383)
Properties sold	(744,810)	(443,755)	(824,167)
Impairments	(27,547)	-	-
Retirements/disposals	(13,578)	(6,477)	(21,745)
Balance at end of year	$4,076,866	$4,638,643	$4,256,681

Accumulated Depreciation
Balance at beginning of year	$656,331	$558,617	$1,097,868
Depreciation expense	102,062	104,421	156,250
Real estate held for sale	(159,541)	2,238	(411,833)
Properties sold	-	-	(261,923)
Impairments	(1,858)	(2,469)	-
Retirements/disposals	(13,578)	(6,477)	(21,745)
Balance at end of year	$583,416	$656,331	$558,617

VERIS RESIDENTIAL, INC.

VERIS RESIDENTIAL, L.P.

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.1	Articles of Restatement of Veris Residential, Inc. dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

3.2

Articles of Amendment to the Articles of Restatement of Veris Residential, Inc. as filed with the State Department of Assessments and Taxation of Maryland on May 14, 2014 (filed as Exhibit 3.1 to the Company’s Form 8-K dated May 12, 2014 and incorporated herein by reference).

3.3	Articles Supplementary of Veris Residential, Inc. dated June 12, 2019 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 17, 2019 and incorporated herein by reference).

3.4

3.5	Third Amended and Restated Bylaws of Veris Residential, Inc. dated December 10, 2021 (filed as Exhibit 3.2 to the Company’s Form 8-K dated December 7, 2021 and incorporated herein by reference).

3.6

Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.7

Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Company’s and the Operating Partnership’s Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

3.8

Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 6, 1999 and incorporated herein by reference).

3.9

Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P. dated September 30, 2003 (filed as Exhibit 3.7 to the Company’s Form 10-Q dated September 30, 2003 and incorporated herein by reference).

3.10

Fourth Amendment dated as of March 8, 2016 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P. dated as of December 11, 1997 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

3.11

Fifth Amendment dated as of April 4, 2017 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P. dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 4, 2017 and incorporated herein by reference).

3.12

Sixth Amendment dated as of April 20, 2018 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 20, 2018 and incorporated herein by reference).

3.13

Seventh Amendment dated as of March 13, 2019 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 19, 2019 and incorporated herein by reference).

3.14

Eighth Amendment dated as of March 28, 2019 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 28, 2019 and incorporated herein by reference).

3.15

Ninth Amendment, dated as of March 24, 2020, to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 26, 2020 and incorporated herein by reference).

3.16

Tenth Amendment, dated as of January 4, 2021, to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 4, 2021 and incorporated herein by reference).

3.17

Eleventh Amendment, dated as of December 10, 2021, to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 7, 2021 and incorporated herein by reference).

3.18

Certificate of Designation of 3.5% Series A Preferred Limited Partnership Units of Veris Residential, L.P. dated February 3, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 3, 2017 and incorporated herein by reference).

3.19

Certificate of Designation of 3.5% Series A-1 Preferred Limited Partnership Units of Veris Residential, L.P. dated February 28, 2017 (filed as Exhibit 3.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

4.1

Indenture dated as of March 16, 1999, by and among Veris Residential, L.P., as issuer, Veris Residential, Inc., as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated March 16, 1999 and incorporated herein by reference).

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

10.3

Second Amendment to the Contribution and Exchange Agreement dated as of August 1, 2019 by and among William L. Mack, David S. Mack, Earle I. Mack and Fredric Mack, Veris Residential, Inc. and Veris Residential, L.P. (filed as Exhibit 10.107 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.4

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company's Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.5#	Amended and Restated Veris Residential, Inc. Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.6#

Veris Residential, Inc. Amended and Restated 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-256929, and incorporated herein by reference).

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

10.9

Guarantee of Recourse Obligations of Veris Residential, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

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

10.12

Preferred Equity Investment Agreement among Veris Residential, Inc., Veris Residential, L.P., Mack-Cali Property Trust, Mack-Cali Texas Property, L.P., Veris Residential Trust, Roseland Residential Holding L.L.C., Veris Residential Partners, L.P., RPIIA-RLA, L.L.C. and RPIIA-RLB, L.L.C. dated as of February 27, 2017 (filed as Exhibit 10.125 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.13	Indemnity Agreement dated March 10, 2017 (filed as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.14#

Employment Agreement dated April 26, 2017 by and between Marshall B. Tycher and Veris Residential Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2017 and incorporated herein by reference).

10.15#

Class AO Long-Term Incentive Plan Award Agreement dated March 13, 2019 by and between Michael J. DeMarco and Veris Residential, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 19, 2019 and incorporated herein by reference).

10.16

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

10.17

Amended and Restated Agreement of Sale and Purchase, dated March 4, 2019, by and between West Avenue Realty Associates L.L.C., as Seller, and RMC Acquisition Entity, LLC, as purchaser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 7, 2019 and incorporated herein by reference).

10.18

OP Unit Redemption Agreement, dated March 4, 2019, by and among Veris Residential, L.P., Mack-Cali CW Realty Associates L.L.C., Mack-Cali So. West Realty Associates L.L.C., Brad W. Berger Revocable Trust, Greg Berger, Robert F. Weinberg 2013 Trust and RFW Management Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 7, 2019 and incorporated herein by reference).

10.19

Preferred Equity Investment Agreement, dated as of June 26, 2019, by and among Veris Residential Partners, L.P., Veris Residential, Inc., Veris Residential, L.P., Mack-Cali Property Trust, Mack-Cali Texas Property, L.P., Veris Residential Trust, RPIIA-RLA Aggregator, L.L.C., and RPIIA-RLB, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.20

Third Amended and Restated Limited Partnership Agreement of Veris Residential Partners, L.P., dated as of June 28, 2019, by and among Veris Residential, Inc., Veris Residential, L.P., Veris Residential Trust, RPIIA-RLA Aggregator, L.L.C., and RPIIA-RLB, L.L.C. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.21

Amended and Restated Shareholders Agreement, dated as of June 28, 2019, by and between Veris Residential Trust, RPIIA-RLA Aggregator, L.L.C., and RPIIA-RLB, L.L.C. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.22

Amended and Restated Discretionary Demand Promissory Note, dated as of June 28, 2019, by and between Veris Residential Partners, L.P. and Veris Residential, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.23

Amended and Restated Shared Services Agreement, dated as of June 28, 2019, by and between Veris Residential, L.P. and Veris Residential Partners, L.P. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.24

Amended and Restated Recourse Agreement, dated as of June 28, 2019, by and among Veris Residential Trust, Veris Residential, Inc., and Veris Residential, L.P., in favor of RPIIA-Aggregator, L.L.C. and RPIIA-RLB, L.L.C. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.25

Amended and Restated Registration Rights Agreement, dated as of June 28, 2019, by and among Veris Residential, Inc., Veris Residential, L.P., Mack-Cali Property Trust, Veris Residential Partners, L.P., Veris Residential Trust, RPIIA-Aggregator, L.L.C. and RPIIA-RLB, L.L.C. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.26

Form of Indemnity Agreement, by and among Rockpoint Growth and Income Real estate Fund II, L.P., Veris Residential, Inc., Veris Residential, L.P., Mack-Cali Property Trust, Veris Residential Trust, and the Purchaser named therein. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.27

Letter Agreement, dated June 10, 2020, between Veris Residential, Inc. and Bow Street LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2020 and incorporated herein by reference).

10.28#

Letter Agreement, by and among the Company, MAG Partners, and MaryAnne Gilmartin, dated as of July 24, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2020 and incorporated herein by reference).

10.29#

Stock Option Agreement, by and between the Company and MAG Partners, dated as of July 24, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 24, 2020 and incorporated herein by reference).

10.30#

Extension Letter, by and among Veris Residential, Inc., MAG Partners 2.0 LLC, and MaryAnne Gilmartin, dated as of January 22, 2021 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2021 and incorporated herein by reference).

10.31#

Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Veris Residential, Inc. and David Smetana (filed as Exhibit 10.117 to the Company’s Form 10-Q dated September 30, 2020 and incorporated herein by reference).

10.32#

Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Veris Residential, Inc. and Ricardo Cardoso (filed as Exhibit 10.118 to the Company’s Form 10-Q dated September 30, 2020 and incorporated herein by reference).

10.33#

Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Veris Residential, Inc. and Gary T. Wagner (filed as Exhibit 10.119 to the Company’s Form 10-Q dated September 30, 2020 and incorporated herein by reference).

10.34#

Amended and Restated Executive Employment Agreement dated November 3, 2020, by and between Veris Residential, Inc. and Giovanni M. DeBari (filed as Exhibit 10.120 to the Company’s Form 10-Q dated September 30, 2020 and incorporated herein by reference).

10.35#

Employment Agreement, dated March 2, 2021, by and among Mahbod Nia, Mack-Cali UK Ltd., and Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2021 and incorporated herein by reference).

10.36#

Stock Option Agreement between Veris Residential, Inc. and Mahbod Nia dated March 10, 2021 (filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2021 and incorporated herein by reference).

10.37#

Amended and Restated Employment Agreement dated as of June 9, 2021, by and among Anna Malhari, Mack-Cali UK Ltd. And Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2021 and incorporated herein by reference).

10.38#

Executive Employment Agreement dated January 11, 2022 by and between Amanda Lombard and Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2022 and incorporated herein by reference).

10.39#

Amendment to Amended and Restated Executive Employment Agreement dated as of February 1, 2022 by and between Veris Residential, Inc. and David Smetana (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 2, 2022 and incorporated herein by reference).

10.40#	Veris Residential, Inc. Clawback Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2021 and incorporated herein by reference).

10.41#	Form of 2021 Restricted Stock Unit Agreement (TRSUs, PRSUs and OPRSUs) (filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2021 and incorporated herein by reference.

10.42

Revolving Credit and Term Loan Agreement dated as of May 6, 2021 among Veris Residential, L.P., as borrower, JPMorgan Chase Bank, N.A., as sole bookrunner and joint lead arranger, administrative agent and a lender; Capital One, National Association, as joint leader arranger, syndication agent and a lender, and Bank of America, N.A., Goldman Sachs Bank USA, The Bank of New York Mellon, Associated Bank, National Association, and People’s United Bank, N.A., as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.43	Parent Guaranty of Veris Residential, Inc. dated as of May 6, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.44

Subsidiary Guaranty of the subsidiary guarantors a party thereto dated as of May 6, 2021 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.45

Pledge and Security Agreement dated as of May 6, 2021 among Veris Residential, L.P. and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.46

Pledge and Security Agreement dated as of May 6, 2021 among Veris Residential Trust and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.47#

Separation and Release Agreement dated May 19, 2021 by and between Marshall B. Tycher, Veris Residential, Inc. and Roseland Residential Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2021 and incorporated herein by reference).

10.48#

Consulting and Cooperation Agreement dated as of May 13, 2021 by and among Veris Residential, Inc. and Marshall B. Tycher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 19, 2021 and incorporated herein by reference).

10.49#

Independent Consulting Services Agreement dated as of January 18, 2022 by and between Veris Residential, Inc. and Giovanni M. DeBari (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2022 and incorporated herein by reference).

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

101.1*

The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104.1*	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL.

* filed herewith
# management contract or compensatory plan or arrangement

VERIS RESIDENTIAL, INC.

VERIS RESIDENTIAL, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date: February 23, 2022	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date: February 23, 2022	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date: February 23, 2022	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Accounting Officer
(principal accounting officer)

Veris Residential, L.P.
(Registrant)

	By:	Veris Residential, Inc.
its General Partner

Date: February 23, 2022	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date: February 23, 2022	By:	/s/ David J. Smetana
David J. Smetana
Chief Financial Officer
(principal financial officer)

Date: February 23, 2022	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Tammy K. Jones	Chair of the Board	February 23, 2022
Tammy K. Jones

/s/ Mahbod Nia	Chief Executive Officer	February 23, 2022
Mahbod Nia	(principal executive officer)

/s/ David J. Smetana	Chief Financial Officer	February 23, 2022
David J. Smetana	(principal financial officer)

/s/ Amanda Lombard	Chief Accounting Officer	February 23, 2022
Amanda Lombard	(principal accounting officer)

/s/ Alan R. Batkin	Director	February 23, 2022
Alan R. Batkin

/s/ Frederic Cumenal	Director	February 23, 2022
Frederic Cumenal

/s/ A. Akiva Katz	Director	February 23, 2022
A. Akiva Katz

/s/ Nori Gerardo Lietz	Director	February 23, 2022
Nori Gerardo Lietz

/s/ Victor McFarlane	Director	February 23, 2022
Victor McFarlane

/s/ Howard S. Stern	Director	February 23, 2022
Howard S Stern