Form 10-Q
period 2022-03-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2022-05-04
CIK 924901, 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-13274 Veris Residential, Inc.

Commission File Number: 333-57103 Veris Residential, L.P.

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

(732) 590-1010

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Veris Residential, Inc.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VRE	New York Stock Exchange

Veris Residential, L.P.:
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

Veris Residential, Inc.     ☐

Veris Residential, L.P.                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Veris Residential, Inc.	YES ☐ NO ☒
Veris Residential, L.P.	YES ☐ NO ☒

As of May 2, 2022, there were 91,030,726 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.

Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

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

As of March 31, 2022, the General Partner owned an approximate 91.0 percent common unit interest in the Operating Partnership. The remaining approximate 9.0 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.

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

The Company believes it is important to understand the few differences between the General Partner and the Operating Partnership in the context of how they operate as a consolidated company. The financial results of the Operating Partnership are consolidated into the financial statements of the General Partner. The General Partner does not have any significant assets, liabilities or operations, other than its interests in the Operating Partnership, nor does the Operating Partnership have employees of its own. The Operating Partnership, not the General Partner, generally executes all significant business relationships other than transactions involving the securities of the General Partner. The Operating Partnership holds substantially all of the assets of the General Partner, including ownership interests in joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by the General Partner, which are contributed to the capital of the Operating Partnership in consideration of common or preferred units in the Operating Partnership, as applicable, the Operating

Partnership generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under the Company’s revolving credit facility, the issuance of secured and unsecured debt and equity securities, and proceeds received from the disposition of properties and joint ventures.

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

To help investors better understand the key differences between the General Partner and the Operating Partnership, certain information for the General Partner and the Operating Partnership in this report has been separated, as set forth below:

•Item 1.   Financial Statements (unaudited), which includes the following specific disclosures for Veris Residential, Inc. and Veris Residential, L.P.:

•Note 2.     Significant Accounting Policies, where applicable;

•Note 14.   Redeemable Noncontrolling Interests;

•Note 15.   Veris Residential, Inc.’s Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital;

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

VERIS RESIDENTIAL, INC.

VERIS RESIDENTIAL, L.P.

FORM 10-Q

VERIS RESIDENTIAL, INC.

VERIS RESIDENTIAL, L.P.

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Veris Residential, Inc.’s and Veris Residential, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
ASSETS	2022	2021
Rental property
Land and leasehold interests	$494,935	$494,935
Buildings and improvements	3,404,452	3,375,266
Tenant improvements	108,173	106,654
Furniture, fixtures and equipment	101,690	100,011
	4,109,250	4,076,866
Less – accumulated depreciation and amortization	(606,625)	(583,416)
	3,502,625	3,493,450
Real estate held for sale, net	412,058	618,646
Net investment in rental property	3,914,683	4,112,096
Cash and cash equivalents	26,138	31,754
Restricted cash	21,153	19,701
Investments in unconsolidated joint ventures	135,116	137,772
Unbilled rents receivable, net	53,161	72,285
Deferred charges and other assets, net	107,341	151,347
Accounts receivable	2,233	2,363

Total assets	$4,259,825	$4,527,318

LIABILITIES AND EQUITY
Revolving credit facility and term loans	$78,000	$148,000
Mortgages, loans payable and other obligations, net	2,108,943	2,241,070
Dividends and distributions payable	132	384
Accounts payable, accrued expenses and other liabilities	89,980	134,977
Rents received in advance and security deposits	24,275	26,396
Accrued interest payable	5,182	5,760
Total liabilities	2,306,512	2,556,587

Commitments and contingencies

Redeemable noncontrolling interests	512,512	521,313

Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
90,955,759 and 90,948,008 shares outstanding	909	909
Additional paid-in capital	2,531,188	2,530,383
Dividends in excess of net earnings	(1,258,411)	(1,249,319)
Accumulated other comprehensive income (loss)	1,995	9
Total Veris Residential, Inc. stockholders’ equity	1,275,681	1,281,982

Noncontrolling interests in subsidiaries:
Operating Partnership	125,700	127,053
Consolidated joint ventures	39,420	40,383
Total noncontrolling interests in subsidiaries	165,120	167,436

Total equity	1,440,801	1,449,418

Total liabilities and equity	$4,259,825	$4,527,318

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2022	2021
Revenue from leases	$65,808	$65,771
Real estate services	910	2,527
Parking income	4,177	3,086
Hotel income	1,417	1,053
Other income	26,787	3,656
Total revenues	99,099	76,093

EXPENSES
Real estate taxes	12,694	11,831
Utilities	3,933	4,092
Operating services	18,531	15,450
Real estate services expenses	2,363	3,318
General and administrative	19,475	13,989
Depreciation and amortization	26,514	28,173
Land and other impairments, net	2,932	413
Total expenses	86,442	77,266

OTHER (EXPENSE) INCOME
Interest expense	(15,025)	(17,610)
Interest and other investment income (loss)	158	17
Equity in earnings (loss) of unconsolidated joint ventures	(487)	(1,456)
Realized gains (losses) and unrealized gains (losses) on disposition of
rental property, net	1,836	-
Gain on disposition of developable land	2,623	-
Gain (loss) from extinguishment of debt, net	(6,289)	-
Total other income (expense)	(17,184)	(19,049)
Income (loss) from continuing operations	(4,527)	(20,222)

Discontinued operations:
Income from discontinued operations	-	10,962
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	-	22,781
Total discontinued operations, net	-	33,743
Net income (loss)	(4,527)	13,521
Noncontrolling interests in consolidated joint ventures	974	1,335
Noncontrolling interests in Operating Partnership of income from
continuing operations	898	2,305
Noncontrolling interests in Operating Partnership in discontinued operations	-	(3,067)
Redeemable noncontrolling interests	(6,437)	(6,471)
Net income (loss) available to common shareholders	$(9,092)	$7,623

Basic earnings per common share:
Income (loss) from continuing operations	$(0.13)	$(0.28)
Discontinued operations	-	0.34
Net income (loss) available to common shareholders	$(0.13)	$0.06

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.13)	$(0.28)
Discontinued operations	-	0.34
Net income (loss) available to common shareholders	$(0.13)	$0.06

Basic weighted average shares outstanding	90,951	90,692

Diluted weighted average shares outstanding	99,934	99,760

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net income (loss)	$(4,527)	$13,521
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	2,182	-
Comprehensive (income) loss	$(2,345)	$13,521
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	974	1,335
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,437)	(6,471)
Comprehensive (income) loss attributable to noncontrolling
interests in Operating Partnership	702	762
Comprehensive income (loss) attributable to common shareholders	$(7,106)	$9,147

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended March 31, 2022	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2022	90,948	$909	$2,530,383	$(1,249,319)	$9	$167,436	$1,449,418
Net income (loss)	-	-	-	(9,092)	-	4,565	(4,527)
Common stock dividends	-	-	-	-	-	-	-
Common unit distributions	-	-	-	-	-	218	218
Redeemable noncontrolling interests	-	-	(2,942)	-	-	(6,728)	(9,670)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	11	11
Redemption of common units	-	-	-	-	-	(1,442)	(1,442)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	11	-	-	-	11
Directors' deferred compensation plan	-	-	110	-	-	-	110
Stock compensation	7	-	1,957	-	-	2,533	4,490
Cancellation of restricted stock	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	1,986	196	2,182
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,669	-	-	(1,669)	-
Balance at March 31, 2022	90,956	$909	$2,531,188	$(1,258,411)	$1,995	$165,120	$1,440,801

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests
For the Three Months Ended March 31, 2021	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Total Equity
Balance at January 1, 2021	90,712	$907	$2,528,187	$(1,130,277)	$-	$193,563	$1,592,380
Net income (loss)	-	-	-	7,623	-	5,898	13,521
Common stock dividends	-	-	-	-	-	-	-
Common unit distributions	-	-	-	-	-	4	4
Redeemable noncontrolling interests	-	-	(1,791)	-	-	(6,650)	(8,441)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	10	10
Redemption of common units	-	-	-	-	-	(10,459)	(10,459)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	18	-	-	-	18
Directors' deferred compensation plan	-	-	72	-	-	-	72
Stock compensation	16	-	646	-	-	1,883	2,529
Cancellation of common stock	-	-	(118)	-	-	-	(118)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	1,556	-	-	(1,556)	-
Balance at March 31, 2021	90,729	$907	$2,528,570	$(1,122,654)	$-	$182,693	$1,589,516

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income (loss)	$(4,527)	$13,521
Net income (loss) from discontinued operations	-	(33,743)
Net income (loss) from continuing operations	(4,527)	(20,222)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	26,429	27,111
Amortization of directors deferred compensation stock units	110	72
Amortization of stock compensation	4,490	2,529
Amortization of deferred financing costs	1,177	907
Amortization of debt discount and mark-to-market	-	167
Equity in (earnings) loss of unconsolidated joint ventures	487	1,456
Distributions of cumulative earnings from unconsolidated joint ventures	13	114
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(1,836)	-
(Gain) on disposition of developable land	(2,623)	-
Land and other impairments, net	2,932	413
(Gain) Loss from extinguishment of debt	6,289	-
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	4,341	(964)
(Increase) decrease in deferred charges and other assets	(5,776)	1,719
Decrease in accounts receivable, net	118	1,859
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,260	(3,760)
(Decrease) increase in rents received in advance and security deposits	(2,114)	296
(Decrease) increase in accrued interest payable	(578)	5,738
Net cash flows provided by operating activities - continuing operations	32,192	17,435
Net cash flows (used in) provided by operating activities - discontinued operations	(691)	8,719

Net cash provided by operating activities	$31,501	$26,154

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(5,000)	$-
Rental property additions, improvements and other costs	(8,163)	(16,978)
Development of rental property and other related costs	(33,582)	(57,313)
Proceeds from the sales of rental property	236,864	-
Repayment of notes receivable	709	167
Investment in unconsolidated joint ventures	-	(509)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,227	1,407
Net cash used in investing activities - continuing operations	193,055	(73,226)
Net cash provided by investing activities - discontinued operations	-	263,196

Net cash provided by investing activities	$193,055	$189,970

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$18,000	$8,000
Repayment of revolving credit facility	(88,000)	(33,000)
Proceeds from mortgages and loans payable	16,479	44,150
Repayment of mortgages, loans payable and other obligations	(150,122)	(134)
Redemption of redeemable noncontrolling interests, net	(12,000)	-
Payment of early debt extinguishment costs	(5,140)	-
Common unit redemptions	(1,442)	-
Payment of financing costs	-	(450)
Contribution from noncontrolling interests	11	10
Distributions to redeemable noncontrolling interests	(6,471)	(6,471)
Payment of common dividends and distributions	(35)	(13)

Net cash (used in) provided by financing activities	$(228,720)	$12,092

Net (decrease) increase in cash and cash equivalents	$(4,164)	$228,216
Cash, cash equivalents and restricted cash, beginning of period (1)	51,455	52,302

Cash, cash equivalents and restricted cash, end of period (2)	$47,291	$280,518

(1)Includes Restricted Cash of $19,701 and $14,207 as of December 31, 2021 and 2020, respectively.

(2)Includes Restricted Cash of $21,153 and $18,836 as of March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	March 31,	December 31,
ASSETS	2022	2021
Rental property
Land and leasehold interests	$494,935	$494,935
Buildings and improvements	3,404,452	3,375,266
Tenant improvements	108,173	106,654
Furniture, fixtures and equipment	101,690	100,011
	4,109,250	4,076,866
Less – accumulated depreciation and amortization	(606,625)	(583,416)
	3,502,625	3,493,450
Real estate held for sale, net	412,058	618,646
Net investment in rental property	3,914,683	4,112,096
Cash and cash equivalents	26,138	31,754
Restricted cash	21,153	19,701
Investments in unconsolidated joint ventures	135,116	137,772
Unbilled rents receivable, net	53,161	72,285
Deferred charges and other assets, net	107,341	151,347
Accounts receivable	2,233	2,363

Total assets	$4,259,825	$4,527,318

LIABILITIES AND EQUITY
Revolving credit facility and term loans	$78,000	$148,000
Mortgages, loans payable and other obligations, net	2,108,943	2,241,070
Distributions payable	132	384
Accounts payable, accrued expenses and other liabilities	89,980	134,977
Rents received in advance and security deposits	24,275	26,396
Accrued interest payable	5,182	5,760
Total liabilities	2,306,512	2,556,587

Commitments and contingencies

Redeemable noncontrolling interests	512,512	521,313

Partners’ Capital:
General Partner, 90,955,759 and 90,948,008 common units outstanding	1,201,834	1,211,790
Limited partners, 8,962,385 and 9,013,534 common units/LTIPs outstanding	197,552	197,236
Accumulated other comprehensive income (loss)	1,995	9
Total Veris Residential, L.P. partners’ capital	1,401,381	1,409,035

Noncontrolling interests in consolidated joint ventures	39,420	40,383

Total equity	1,440,801	1,449,418

Total liabilities and equity	$4,259,825	$4,527,318

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2022	2021
Revenue from leases	$65,808	$65,771
Real estate services	910	2,527
Parking income	4,177	3,086
Hotel income	1,417	1,053
Other income	26,787	3,656
Total revenues	99,099	76,093

EXPENSES
Real estate taxes	12,694	11,831
Utilities	3,933	4,092
Operating services	18,531	15,450
Real estate services expenses	2,363	3,318
General and administrative	19,475	13,989
Depreciation and amortization	26,514	28,173
Land and other impairments, net	2,932	413
Total expenses	86,442	77,266

OTHER (EXPENSE) INCOME
Interest expense	(15,025)	(17,610)
Interest and other investment income (loss)	158	17
Equity in earnings (loss) of unconsolidated joint ventures	(487)	(1,456)
Realized gains (losses) and unrealized gains (losses) on disposition of
rental property, net	1,836	-
Gain on disposition of developable land	2,623	-
Gain (loss) from extinguishment of debt, net	(6,289)	-
Total other income (expense)	(17,184)	(19,049)
Income (loss) from continuing operations	(4,527)	(20,222)

Discontinued operations:
Income from discontinued operations	-	10,962
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	-	22,781
Total discontinued operations, net	-	33,743
Net income (loss)	(4,527)	13,521
Noncontrolling interests in consolidated joint ventures	974	1,335
Redeemable noncontrolling interests	(6,437)	(6,471)
Net income (loss) available to common unitholders	$(9,990)	$8,385

Basic earnings per common unit:
Income (loss) from continuing operations	$(0.13)	$(0.28)
Discontinued operations	-	0.34
Net income (loss) available to common unitholders	$(0.13)	$0.06

Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.13)	$(0.28)
Discontinued operations	-	0.34
Net income (loss) available to common unitholders	$(0.13)	$0.06

Basic weighted average units outstanding	99,934	99,760

Diluted weighted average units outstanding	99,934	99,760

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net income (loss)	$(4,527)	$13,521
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
for interest rate swaps	2,182	-
Comprehensive (income) loss	$(2,345)	$13,521
Comprehensive (income) loss attributable to noncontrolling
interests in consolidated joint ventures	974	1,335
Comprehensive (income) loss attributable to redeemable
noncontrolling interests	(6,437)	(6,471)
Comprehensive loss attributable to common unitholders	$(7,808)	$8,385

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended March 31, 2022	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2022	90,948	9,013	$1,211,790	$197,236	$9	$40,383	$1,449,418
Net income (loss)	-	-	(9,092)	(898)	-	5,463	(4,527)
Distributions to unitholders	-	-	-	218	-	-	218
Redeemable noncontrolling interests	-	-	(2,942)	(291)	-	(6,437)	(9,670)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	11	11
Vested LTIP units	-	35	-	-	-	-	-
Redemption of limited partner common units	-	(86)	-	(1,442)	-	-	(1,442)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	11	-	-	-	11
Directors' deferred compensation plan	-	-	110	-	-	-	110
Other comprehensive income (loss)	-	-	-	196	1,986	-	2,182
Stock compensation	7	-	1,957	2,533	-	-	4,490
Balance at March 31, 2022	90,956	8,962	$1,201,834	$197,552	$1,995	$39,420	$1,440,801

					Accumulated	Noncontrolling
		Limited Partner	General Partner	Limited Partner	Other	Interest
	General Partner	Common Units/	Common	Common	Comprehensive	in Consolidated
For the Three Months Ended March 31, 2021	Common Units	Vested LTIP Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2021	90,712	9,649	$1,330,048	$217,560	$-	$44,772	$1,592,380
Net income (loss)	-	-	7,623	762	-	5,136	13,521
Distributions to unitholders	-	-	-	4	-	-	4
Redeemable noncontrolling interests	-	-	(1,791)	(179)	-	(6,471)	(8,441)
Change in noncontrolling interests in consolidated joint ventures	-	-	-	-	-	10	10
Vested LTIP units	-	9	-	-	-	-	-
Redemption of limited partners common units	-	(678)	-	(10,459)	-	-	(10,459)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	1	-	18	-	-	-	18
Directors' deferred compensation plan	-	-	72	-	-	-	72
Stock compensation	16	-	646	1,883	-	-	2,529
Cancellation of common stock	-	-	(118)	-	-	-	(118)
Cancellation of unvested LTIP units	-	-	-	-	-	-	-
Balance at March 31, 2021	90,729	8,980	$1,336,498	$209,571	$-	$43,447	$1,589,516

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income (loss)	$(4,527)	$13,521
Net income (loss) from discontinued operations	-	(33,743)
Net income (loss) from continuing operations	(4,527)	(20,222)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	26,429	27,111
Amortization of directors deferred compensation stock units	110	72
Amortization of stock compensation	4,490	2,529
Amortization of deferred financing costs	1,177	907
Amortization of debt discount and mark-to-market	-	167
Equity in (earnings) loss of unconsolidated joint ventures	487	1,456
Distributions of cumulative earnings from unconsolidated joint ventures	13	114
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(1,836)	-
(Gain) on disposition of developable land	(2,623)	-
Land and other impairments, net	2,932	413
(Gain) Loss from extinguishment of debt	6,289	-
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	4,341	(964)
(Increase) decrease in deferred charges and other assets	(5,776)	1,719
Decrease in accounts receivable, net	118	1,859
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,260	(3,760)
(Decrease) increase in rents received in advance and security deposits	(2,114)	296
(Decrease) increase in accrued interest payable	(578)	5,738
Net cash flows provided by operating activities - continuing operations	32,192	17,435
Net cash flows (used in) provided by operating activities - discontinued operations	(691)	8,719

Net cash provided by operating activities	$31,501	$26,154

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(5,000)	$-
Rental property additions, improvements and other costs	(8,163)	(16,978)
Development of rental property and other related costs	(33,582)	(57,313)
Proceeds from the sales of rental property	236,864	-
Repayment of notes receivable	709	167
Investment in unconsolidated joint ventures	-	(509)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,227	1,407
Net cash used in investing activities - continuing operations	193,055	(73,226)
Net cash provided by investing activities - discontinued operations	-	263,196

Net cash provided by investing activities	$193,055	$189,970

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$18,000	$8,000
Repayment of revolving credit facility	(88,000)	(33,000)
Proceeds from mortgages and loans payable	16,479	44,150
Repayment of mortgages, loans payable and other obligations	(150,122)	(134)
Redemption of redeemable noncontrolling interests, net	(12,000)	-
Payment of early debt extinguishment costs	(5,140)	-
Common unit redemptions	(1,442)	-
Payment of financing costs	-	(450)
Contribution from noncontrolling interests	11	10
Distributions to redeemable noncontrolling interests	(6,471)	(6,471)
Payment of distributions	(35)	(13)

Net cash (used in) provided by financing activities	$(228,720)	$12,092

Net (decrease) increase in cash and cash equivalents	$(4,164)	$228,216
Cash, cash equivalents and restricted cash, beginning of period (1)	51,455	52,302

Cash, cash equivalents and restricted cash, end of period (2)	$47,291	$280,518

(1)Includes Restricted Cash of $19,701 and $14,207 as of December 31, 2021 and 2020, respectively.

(2)Includes Restricted Cash of $21,153 and $18,836 as of March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). In December 2021, the Company changed its names from Mack-Cali Realty Corporation to Veris Residential, Inc. and Mack-Cali Realty, L.P. to Veris Residential, L.P. reflecting the Company’s continued transition to a multifamily REIT, and on December 10, 2021, the General Partner began trading on the New York Stock Exchange (“NYSE”) under its new ticker symbol, “VRE.” The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.0 percent common unit interest in the Operating Partnership as of March 31, 2022 and December 31, 2021, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

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

As of March 31, 2022, the Company owned or had interests in 35 properties (the “Properties”) and developable land. The Properties are comprised of 22 multifamily rental properties as well as non-core assets comprised of six office properties, four parking/retail properties, three hotels. The Properties are comprised of: (a) 26 wholly-owned or Company-controlled properties comprised of 15 multifamily properties and 11 non-core assets, and (b) nine properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and two non-core assets.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. See Note 2 to the 2021 10-K: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.

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

As of March 31, 2022 and December 31, 2021, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P., formerly known as Roseland Residential, L.P. (See Note 14: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $475.4 million and $477.5 million, respectively, other assets of $5.5 million and $5.3 million, respectively, mortgages of $285.7 million and $285.7 million, respectively, and other liabilities of $20.9 million and $21.2 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2021, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.4 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of March 31, 2022 and December 31, 2021 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	March 31,	December 31,
	2022	2021
Land held for development (including pre-development costs, if any) (a)(b)	$315,585	$341,496
Development and construction in progress, including land (c)	726,599	694,768
Total	$1,042,184	$1,036,264

(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $147.9 million and $150.9 million as of March 31, 2022 and December 31, 2021, respectively.

(b)Includes land of $68.8 million as of March 31, 2022 and December 31, 2021.

(c)Includes $92.7 million of land and $3.4 million of building and improvements pertaining to assets held for sale at March 31, 2022.

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

Dividends and Distributions Payable

On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020.   As the Company’s management estimated that as of September 2020 it had satisfied its dividend obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. On March 19, 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s projected 2021 taxable income estimates. The Company believes that with its estimated taxable income/loss for 2021, it will meet its dividend obligations as a REIT for the year with no dividends paid. The Company anticipates its regular quarterly common dividend to remain suspended in 2022 while it seeks to conclude its transition into a pureplay multifamily REIT.

The dividends and distributions payable at March 31, 2022 and December 31, 2021 represent amounts payable on unvested LTIP units.

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

3.    RECENT TRANSACTIONS

Acquisition

On March 16, 2022, the Company agreed to acquire a 240-apartment unit multifamily property in Park Ridge, New Jersey, for a purchase price of $130.0 million. The Company has placed an earnest money deposit of $5.0 million in escrow and the transaction is expected to close in the second quarter of 2022.

Real Estate Held for Sale/Discontinued Operations/Dispositions

The Company had discontinued operations related to its former suburban New Jersey office portfolio (collectively, the “Suburban Office Portfolio”) which represented a strategic shift in the Company’s operations in 2019. The Company has sold all but one of those assets. See Note 7: Discontinued Operations.

As of March 31, 2022, the Company identified as held for sale one office property totaling approximately 1.2 million square feet and several developable land parcels, which are located in Jersey City, Morris Township, Wall and Weehawken, New Jersey. The total estimated sales proceeds, net of expected selling costs but before the required paydown of $250.0 million of mortgage encumbering the office property and related costs, are expected to be approximately $683.3 million. The Company may need to pay significant prepayment costs of up to $15.0 million to pay down this mortgage loan which will be expensed when incurred at the time of such paydown. In April 2022, the Company completed the disposition of two of the developable land parcels held for sale at March 31, 2022 for gross sales proceeds of $100.0 million.

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

Assets
Held for Sale
Land	$142,212
Building & Other	398,288
Less: Accumulated depreciation	(128,442)
Real estate held for sale, net	$412,058

Assets
Other assets and liabilities	Held for Sale
Unbilled rents receivable, net (a)	$15,894
Deferred charges, net (a)	12,637
Total deferred charges & other assets, net	15,573
Mortgages & loans payable, net (a)	(249,106)
Accounts payable, accrued exp & other liability	3,833
Unearned rents/deferred rental income (a)	(3,694)

(a)Expected to be removed with the completion of the sales.

The Company disposed of the following rental property during the three months ended March 31, 2022 (dollars in thousands):

									Realized
									Gains
				Rentable		Net		Net	(Losses)/
Disposition			# of	Square	Property	Sales		Carrying	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Type	Proceeds		Value	Losses, net
01/21/22	111 River Street	Hoboken, New Jersey	1	566,215	Office	$208,268	(a)	$206,432	$1,836

Totals			1	566,215		$208,268		$206,432	$1,836

(a)The mortgage loan encumbering the property was repaid at closing, for which the Company incurred costs of $6.3 million. These costs were expensed as loss from extinguishment of debt during the three months ended March 31, 2022.

The Company disposed of the following developable land holdings during the three months ended March 31, 2022 (dollars in thousands):

					Realized
					Gains
			Net	Net	(Losses)/
Disposition			Sales	Carrying	Unrealized
Date	Property Address	Location	Proceeds	Value	Losses, net
03/22/22	Palladium residential land	West Windsor, New Jersey	$23,908	$24,182	$(274)
03/22/22	Palladium commercial land	West Windsor, New Jersey	4,688	1,791	2,897

Totals			$28,596	25,973	2,623

Impairments on Properties and Land Held and Used

The Company determined that, due to the shortening of its expected hold period for several land parcels, it was necessary to reduce the carrying value of these assets to their estimated fair values. Accordingly, the Company recorded an impairment charge $2.9 million on the land parcels in land and other impairments on the consolidated statement of operations for the three months ended March 31, 2022.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2022, the Company had an aggregate investment of approximately $135.1 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of March 31, 2022, the unconsolidated joint ventures owned: seven multifamily properties totaling 2,146 apartment units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel and interests and/or rights to developable land parcels able to accommodate up to 771 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of March 31, 2022, the outstanding balance of such debt, subject to guarantees, totaled $190.5 million of which $22 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.9 million and $0.8 million for such services in the three months ended

March 31, 2022 and 2021, respectively. The Company had $0.1 million and $0.2 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2022 and December 31, 2021, respectively.

The Company does not have any investments in unconsolidated joint ventures as of March 31, 2022 that are considered VIEs. The Company had three investments in unconsolidated joint ventures which were primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that these unconsolidated joint ventures are no longer VIEs since these ventures have completed their development projects and are now in operation.

The following is a summary of the Company's unconsolidated joint ventures as of March 31, 2022 and December 31, 2021 (dollars in thousands):

						Property Debt
	Number of		Company's	Carrying Value		As of March 31, 2022
	Apartment Units		Effective	March 31,	December 31,		Maturity		Interest
Entity / Property Name	or Rentable SF		Ownership % (a)	2022	2021	Balance	Date		Rate
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$2,282	$2,547	$60,767	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	5,894	6,077	82,000	11/10/26		3.21%
PI North - Riverwalk C	360	units	40.00%	26,596	27,401	135,000	12/22/24	SOFR+	1.2%
Riverpark at Harrison	141	units	45.00%	-	-	30,192	07/01/35		3.19%
Station House	378	units	50.00%	32,646	33,004	92,863	07/01/33		4.82%
Urby at Harborside (e)	762	units	85.00%	65,373	66,418	190,480	08/01/29		5.197%
PI North - Land (b) (f)	771	potential units	20.00%	1,678	1,678	-	-		-
Liberty Landing (g)	850	potential units	50.00%	300	300	-	-		-
Other
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	-	-	100,000	10/01/26		3.668%
Other (h)				347	347	-	-		-
Totals:				$135,116	$137,772	$691,302

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

(e)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company has guaranteed $22 million of the principal outstanding debt.

(f)The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 771 apartment units.

(g)Pursuant to a notice letter to its joint venture partner dated January 6, 2022, the Company intends to not proceed with the acquisition and development of Liberty Landing.

(h)The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	March 31,
Entity / Property Name	2022	2021
Multifamily
Metropolitan and Lofts at 40 Park	$(139)	$(231)
RiverTrace at Port Imperial	67	(5)
PI North - Riverwalk C (a)	26	-
Riverpark at Harrison	-	(50)
Station House	(358)	(364)
Urby at Harborside	(26)	(745)
PI North - Land	(70)	(57)
Office
Offices at Crystal Lake (b)	-	(118)
Other
Other	13	114

Company's equity in earnings (loss) of unconsolidated joint ventures (c)	$(487)	$(1,456)

(a)The property commenced operations in second quarter 2021.

(b)On September 1, 2021, the Company sold its interest in this unconsolidated joint venture to its venture partner for $1.9 million.

(c)Amounts are net of amortization of basis differences of $154 and $143 for the three months ended March 31, 2022 and 2021, respectively.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

	March 31,	December 31,
(dollars in thousands)	2022	2021
Deferred leasing costs	$85,436	$88,265
Deferred financing costs - revolving credit facility (a)	6,684	6,684
	92,120	94,949
Accumulated amortization	(38,369)	(40,956)
Deferred charges, net	53,751	53,993
Notes receivable (b)	3,380	4,015
In-place lease values, related intangibles and other assets, net (c)	10,865	42,183
Right of use assets (c)	2,896	22,298
Prepaid expenses and other assets, net	36,449	28,858

Total deferred charges and other assets, net	$107,341	$151,347

(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)Includes as of March 31, 2022 and December 31, 2021, respectively, an interest-free note receivable with a net present value of $0.5 million and $0.7 million which matures in April 2023. The Company believes this balance is fully collectible. Also includes $2.6 million, net of a loan loss allowance of $0.2 million, as of March 31, 2022 and $3.1 million, net of a loan loss allowance of $0.2 million, as of December 31, 2021, of seller-financing provided by the Company to the buyers of the Metropark portfolio. The receivable is secured against available cash of one of the Metropark properties disposed of and earned an annual return of four percent for 90 days after the disposition, with the interest rate increased to 15 percent through November 18, 2021 and to 10 percent thereafter, pursuant to an amended operating agreement.

(c)This amount has a corresponding liability of $3.2 million and $23.7 million as of March 31, 2022 and December 31, 2021, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Ground Lease agreements for further details.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $0.6 million will be reclassified as a decrease to interest expense.

As of March 31, 2022, the Company had one interest rate cap outstanding with a notional amount of $75 million designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value
Asset Derivatives designated	March 31,	December 31,
as hedging instruments	2022	2021	Balance sheet location
Interest rate caps	$3,032	$850	Deferred charges and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ending March 31, 2022 and 2021 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Total Amount of Interest Expense presented in the consolidated statements of operations
Three months ended March 31,	2022	2021		2022	2021	2022	2021

Interest Rate Caps	$2,182	$-	Interest expense	$1	$-	$15,025	$17,610

Credit-risk-related Contingent Features

As of March 31, 2022, the Company did not have any interest rate derivatives in a net liability position. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at their termination value which includes accrued interest but excludes any adjustment for nonperformance risk.

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	March 31,	December 31,
	2022	2021
Security deposits	$6,960	$6,884
Escrow and other reserve funds	14,193	12,817

Total restricted cash	$21,153	$19,701

7.      DISCONTINUED OPERATIONS

On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire Suburban Office Portfolio totaling approximately 6.6 million square feet, excluding the Company’s office properties in Jersey City and Hoboken, New Jersey.  As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results (other than a single property not qualified to be classified as held for sale) were being classified as discontinued operations for all periods through December 31, 2021.

In late 2019 through December 31, 2021, the Company completed the sale of all but one of its 37 properties in the Suburban Office Portfolio, totaling 6.3 million square feet, for net sales proceeds of $1.0 billion.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three months ended March 31, 2021 (dollars in thousands):

Three Months Ended
March 31,
2021
Total revenues	$21,637
Operating and other expenses	(8,723)
Depreciation and amortization	(659)
Interest expense	(1,293)

Income from discontinued operations	10,962

Unrealized gains (losses) on disposition of rental property (a)	1,020
Realized gains (losses) on disposition of rental property	21,761
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	22,781

Total discontinued operations, net	$33,743

(a)Represents valuation allowances and impairment charges on properties classified as discontinued operations in 2021.

8.    REVOLVING CREDIT FACILITY AND TERM LOANS

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

The Company was in compliance with its debt covenants under its revolving credit facility as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company had borrowings of $78 million and $148 million under its revolving credit facility, respectively.

9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of March 31, 2022, 21 of the Company’s properties, with a total carrying value of approximately $3.2 billion, and one of the Company’s land and development projects, with a total carrying value of approximately $476.4 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of March 31, 2022, except as otherwise disclosed.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2022 and December 31, 2021 is as follows (dollars in thousands):

			Effective	March 31,	December 31,
Property/Project Name	Lender		Rate (a)	2022	2021	Maturity
111 River St. (b)	Athene Annuity and Life Company		3.90%	$-	$150,000	-
Riverhouse 9 at Port Imperial (c)	Bank of New York Mellon	LIBOR+	2.13%	90,024	87,175	12/19/22
Port Imperial 4/5 Hotel (d)	Fifth Third Bank	LIBOR+	3.40%	89,000	89,000	04/01/23
Portside at Pier One	CBRE Capital Markets/FreddieMac		3.57%	58,998	58,998	08/01/23
Signature Place	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Haus 25 (e)	QuadReal Finance	LIBOR+	2.70%	269,083	255,453	12/01/24
Portside 5/6 (f)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
101 Hudson	Wells Fargo CMBS		3.20%	250,000	250,000	10/11/26
The Upton (g)	Bank of New York Mellon	LIBOR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square	MUFG Union Bank	LIBOR+	1.84%	63,000	63,000	12/10/26
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Riverhouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (h)	New York Community Bank		3.77%	160,000	160,000	07/01/29
Port Imperial South 4/5 Garage (i)	American General Life & A/G PC		4.85%	32,542	32,664	12/01/29
Emery at Overlook Ridge	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				2,118,647	2,252,290
Unamortized deferred financing costs				(9,704)	(11,220)

Total mortgages, loans payable and other obligations, net				$2,108,943	$2,241,070

(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)In January 2022, the Company repaid this mortgage loan upon disposition of the property which was collateral against the mortgage loan. This mortgage loan does not permit early pre-payment. As a result of the disposal of the property, the Company incurred costs of approximately $6.3 million at closing, which was expensed as loss from extinguishment of debt in the first quarter of 2022. See Note 3-Recent Transactions.

(c)This construction loan has a maximum borrowing capacity of $92 million and provides, subject to certain conditions, and a one year extension option with a fee of 15 basis points, of which the Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions. The Company has agreed to terms on a new mortgage loan, which is expected to close in the second quarter of 2022, that will repay the existing constructing loan.

(d)In May 2021, the Company executed an agreement extending its maturity date to April 2023, with a six month extension option. The Company repaid $5 million of the outstanding principal and has guaranteed $14.5 million of the outstanding principal, subject to certain conditions. The loan requires a one month trailing debt service coverage charge test (“DSCR Test”), which the Company was not in compliance with for the quarter ended December 31, 2021. Therefore, the Company is required to deposit three months of interest amounting to $0.7 million into an escrow account and sweep all excess property level cash flows into such escrow account until two consecutive periods have passed where the Company is in compliance with the DSCR Test. The Company does not believe this will have a material impact on its results of operations or financial condition.

(e)This construction loan has a LIBOR floor of 2.0 percent, has a maximum borrowing capacity of $300 million and provides, subject to certain conditions, a one year extension option with a fee of 25 basis points.

(f)The Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.

(g)On October 27, 2021, the Company obtained a $75 million mortgage loan maturing in October 2026 and repaid the existing construction loan. The Company entered into an interest-rate cap agreement for the mortgage loan.

(h)Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.

(i)The loan was modified to defer interest and principal payments for a six month period ending December 31, 2020. As of March 31, 2022, deferred interest of $0.8 million has been added to the principal balance.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the three months ended March 31, 2022 and 2021 was $17.8 million and $18.1 million (of which zero and $1.3 million pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the three months ended March 31, 2022 and 2021 was $6.4 million and $8.6 million, respectively (which amounts included zero and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

	March 31,		December 31,
(dollars in thousands)	2022		2021
		Weighted Average		Weighted Average
	Balance	Interest Rate (a)	Balance	Interest Rate (a)
Fixed Rate Debt	$1,526,685	3.70%	$1,675,353	3.71%
Revolving Credit Facility & Other Variable Rate Debt	660,258	3.51%	713,717	3.32%

Totals/Weighted Average:	$2,186,943	3.64%	$2,389,070	3.60%

10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2022 and 2021 was $182 thousand and $180 thousand, respectively.

11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2022 and December 31, 2021. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2022 and December 31, 2021.

The fair value of the Company’s long-term debt, consisting of revolving credit facility and term loan and mortgages, loans payable and other obligations aggregated approximately $2.1 billion and $2.4 billion as compared to the book value of approximately $2.2 billion and $2.4 billion as of March 31, 2022 and December 31, 2021, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The notes receivable by the Company are presented at the lower of cost basis or net amount expected to be collected in accordance with ASC 326. For its seller-financing note receivable provided to the buyers of the Metropark portfolio, the Company calculated the net present value of contractual cash flows of the total receivable. The Company accordingly recorded a loan loss allowance charge of $172 thousand at March 31, 2022, which was deducted from the amortized cost basis of the note receivable. Such charge was recorded in Interest and other investment income (loss) for the three months ended March 31, 2022. See Note 5: Deferred charges and other assets, net.

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

As of March 31, 2022, assumptions that were utilized in the fair value calculation included:

	Primary Valuation	Unobservable	Location	Range of
Description	Techniques	Assumptions	Type	Rates
Land holdings held for sale and held and used on which the Company recognized impairment losses	Developable area and units and market rate per square foot or sale prices per purchase and sale agreements	Market rate per residential unit	Waterfront	$76,000 - $78,000

The Company determined that, due to the shortening of its expected hold period for several land parcels, it was necessary to reduce the carrying value of these assets to their estimated fair values. Accordingly, the Company recorded an impairment charge of $2.9 million on the land parcels in land and other impairments on the consolidated statement of operations for the three months ended March 31, 2022.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2022 and current estimates of fair value may differ significantly from the amounts presented herein.

The ongoing impact of COVID-19 worldwide has impacted global economic activity and continues to cause volatility in financial markets.  The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted.   In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of March 31, 2022.

12.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

				Pilot Payments
				Three Months Ended
				March 31,
			PILOT	2022	2021
Property Name	Location	Asset Type	Expiration Dates	(Dollars in Thousands)
BLVD 475 (Monaco) (a)	Jersey City, NJ	Multifamily	2/2021	$-	$474
111 River Street (b)	Hoboken, NJ	Office	4/2022	85	370
Harborside Plaza 4A (c)	Jersey City, NJ	Office	2/2022	218	264
Harborside Plaza 5 (d)	Jersey City, NJ	Office	6/2022	1,109	1,080
BLVD 401 (Marbella 2) (e)	Jersey City, NJ	Multifamily	4/2026	359	260
RiverHouse 11 at Port Imperial (f)	Weehawken, NJ	Multifamily	7/2033	350	326
Port Imperial 4/5 Hotel (g)	Weehawken, NJ	Hotel	12/2033	733	737
RiverHouse 9 at Port Imperial (h)	Weehawken, NJ	Multifamily	6/2046	322	-
Haus 25 (i)	Jersey City, NJ	Mixed-Use	3/2047	-	-
Park Apartments at Port Imperial (j)	Weehawken, NJ	Multifamily	(j)	-	-
Total Pilot taxes				$3,176	$3,511

(a)The annual PILOT is equal to ten percent of Gross Revenues, as defined.

(b)The property was disposed of in the first quarter of 2022.

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

(i)For a term of 25 years following substantial completion, which occurred on April 1, 2022. The annual PILOT is equal to seven percent of Gross Revenues, as defined.

(j)For a term of 25 years following substantial completion. The annual PILOT is equal to 11 percent of Gross Revenues for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined. The land parcel was subsequently sold in the second quarter of 2022.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2022 and December 31, 2021, are as follows (dollars in thousands):

As of March 31, 2022
Year	Amount (a)
April 1 through December 31, 2022	$144
2023	192
2024	192
2025	199
2026	199
2027 through 2101	31,864
Total lease payments	32,790
Less: imputed interest	(29,600)

Total	$3,190

As of December 31, 2021
Year	Amount
2022	$1,695
2023	1,702
2024	1,721
2025	1,728
2026	1,728
2027 through 2101	151,253
Total lease payments	159,827
Less: imputed interest	(136,141)

Total	$23,686

Ground lease expense incurred by the Company amounted to $348 thousand and $568 thousand for the three months ended March 31, 2022 and 2021, respectively.

In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $2.9 million at March 31, 2022 for two ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rate used to arrive at the NPV was 7.618 percent for the remaining ground lease terms of 82.58 years each. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

CONSTRUCTION PROJECTS

The Company is developing a 750-unit multifamily project at 25 Christopher Columbus, also known as Haus 25, in Jersey City, New Jersey, which began construction in the first quarter of 2019. The construction project, which is estimated to cost $469.5 million, of which $438.6 million has been incurred through March 31, 2022, was partially ready for occupancy in April 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $269.1 million was drawn as of March 31, 2022).

MANAGEMENT CHANGES

In the first quarter of 2022, the Company announced a number of management changes. Effective, January 12, 2022, the Company terminated the employment of its Chief Accounting Officer, Mr. Giovanni M. DeBari, and appointed Ms. Amanda Lombard in his place. In addition, the Company also disclosed that its Chief Financial Officer, David Smetana, would leave the Company at the end of 2022, and that Ms. Lombard would assume the role of CFO at his departure. Mr. Smetana subsequently decided to leave the Company effective March 31, 2022. Ms. Lombard will serve as both principal financial officer and principal accounting officer.

In addition, on March 31, 2022, the Company terminated the employment of its Executive Vice President and Chief Investment Officer Ricardo Cardoso effective April 1, 2022 and the employment of its Executive Vice President, General Counsel and Secretary Gary T. Wagner effective April 15, 2022. It has appointed Jeff Turkanis and Taryn Fielder to succeed each officer, respectively.

During the three months ended March 31, 2022, the Company’s total costs incurred relating to the management changes discussed above, including the severance and related costs for the departure of the Company’s former executive officers, as well as other terminated employees, amounted to $7.6 million, which was included in general and administrative expense.

OTHER

Certain Company properties acquired by contribution from unrelated common unitholders of the Operating Partnership, were subject to restrictions on disposition, except in a manner which did not result in recognition of built-in-gain allocable to such unitholders or which reimbursed the unitholders for the tax consequences thereof (collectively, the “Property Lock-Ups”). While these Property Lock-Ups, have expired, the Company is generally required to use commercially reasonable efforts to prevent any disposition of the subject properties from resulting in the recognition of built-in gain to these unitholders, which include members of the Mack Group (which includes William L. Mack, a former director and David S. Mack, a former director. As of March 31, 2022, taking into account tax-free exchanges on the originally contributed properties, either wholly or partially, over time, five of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of March 31, 2022, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.

As of March 31, 2022, the Company has outstanding stay-on award agreements with 34 employees, which provides them with the potential to receive compensation, in cash or Company stock at the employees’ option, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified.  The total potential cost of such awards is currently estimated to be up to approximately $1.8 million, including the potential future issuance of up to 82,629 shares of the Company’s common stock.  Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, all of which were signed in late 2020 and early 2021, and all other conditions were satisfied.

13.    TENANT LEASES

The Company’s consolidated office properties are leased to tenants under operating leases with various expiration dates through 2038. Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

As of March 31, 2022
Year	Amount
April 1 through December 31, 2022	$69,547
2023	91,051
2024	81,283
2025	76,830
2026	74,519
2027 and thereafter	381,341

Total	$774,571

As of December 31, 2021
Year	Amount
2022	$115,256
2023	114,355
2024	98,374
2025	94,042
2026	91,297
2027 and thereafter	416,712

Total	$930,036

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

•second, 95.36% to VRT and 4.64% to Rockpoint until VRT has received a 6% annual return (the “VRT Base Return”) on the equity value of the properties contributed by it to VRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to VRLP in the future; and

•third, pro rata to Rockpoint and VRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at March 31, 2022, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units).

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

•fifth, pro rata to Rockpoint and VRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at March 31, 2022, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units); and

•sixth, to Rockpoint and VRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to VRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at March 31, 2022, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to VRT in respect of Preferred Units and 87.728% to VRT in respect of Common Units).

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

As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of March 31, 2022. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of VRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights or plans for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $482.0 million as of March 31, 2022.

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

Each Series A Unit has a stated value of $1,000, pays dividends quarterly at an annual rate of 3.5 percent (subject to increase under certain circumstances), is convertible into 28.15 common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance, or an aggregate of up to 1,204,820 common units. The conversion rate was based on a value of $35.52 per common unit. The Series A Units have a liquidation and dividend preference senior to the common units and include customary anti-dilution protections for stock splits and similar events. The Series A Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder. In March 2022, 12,000 Series A Units were redeemed for cash at the stated value.

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

The following tables set forth the changes in Redeemable noncontrolling interests for the three months ended March 31, 2022 and 2021, respectively (dollars in thousands):

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In VRLP	in VRT	Interests
Balance at January 1, 2022	$52,324	$468,989	$521,313
Redemption/Payout	(12,000)	-	(12,000)
Redeemable Noncontrolling Interests Issued	-	-	-
Net	40,324	468,989	509,313
Income Attributed to Noncontrolling Interests	421	6,016	6,437
Distributions	(421)	(6,016)	(6,437)
Redemption Value Adjustment	(22)	3,221	3,199
Balance at March 31, 2022	$40,302	$472,210	$512,512

	Series A and		Total
	A-1 Preferred	Rockpoint	Redeemable
	Units	Interests	Noncontrolling
	In VRLP	in VRT	Interests
Balance at January 1, 2021	$52,324	$460,973	$513,297
Redeemable Noncontrolling Interests Issued	-	-	-
Net	52,324	460,973	513,297
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	-	1,970	1,970
Balance at March 31, 2021	$52,324	$462,943	$515,267

15.     VERIS RESIDENTIAL, INC. STOCKHOLDERS’ EQUITY AND VERIS RESIDENTIAL, L.P.’S PARTNERS’ CAPITAL

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

The following table reflects the activity of the General Partner capital for the three months ended March 31, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Opening Balance	$1,281,982	$1,398,817
Net income (loss) available to common shareholders	(9,092)	7,623
Common stock distributions	-	-
Redeemable noncontrolling interests	(2,942)	(1,791)
Shares issued under Dividend Reinvestment and
Stock Purchase Plan	11	18
Directors' deferred compensation plan	110	72
Stock Compensation	1,957	646
Cancellation of common stock	-	(118)
Other comprehensive income (loss)	1,986	-
Rebalancing of ownership percent between parent and
subsidiaries	1,669	1,556
Balance at March 31	$1,275,681	$1,406,823

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

ATM PROGRAM

On December 13, 2021, the Company entered into a distribution agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Goldman Sachs & Co. LLC, R. Seelaus & Co., LLC and Samuel A. Ramirez & Company, Inc., as sales agents. Pursuant to the Distribution Agreement, the Company may issue and sell, from time to time, shares of common stock, par value $0.01 per share, having a combined aggregate offering price of up to $200 million. The Company will pay a commission that will not exceed, but may be lower than, 2% of the gross proceeds of all shares sold through the ATM Program. As of March 31, 2022, the Company had not sold any shares pursuant to the ATM Program.

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

There were no stock options that were exercised under any stock option plans for the three months ended March 31, 2022 and 2021, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.

As of March 31, 2022 and December 31, 2021, the stock options outstanding had a weighted average remaining contractual life of approximately 5.2 and 5.5 years, respectively.

The Company recognized stock options expense of $253 thousand and $114 thousand for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022, the Company had $0.6 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 0.9 years. The Company recognized AO LTIP unit expense of $155 thousand for each of the three months ended March 31, 2022 and 2021.

Time-based Restricted Stock Awards and Restricted Stock Units

The Company has issued restricted stock units and common stock (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one-year to three-year vesting period. On June 9, 2021, the Company issued Restricted Stock Awards to non-employee members of the Board of Directors of the General Partner which vest within one year, of which 39,529 unvested Restricted Stock Awards were outstanding at March 31, 2022. During the year ended December 31, 2021 and the three months ended March 31, 2022, respectively, the Company granted restricted stock units to certain non executive employees of the Company which will vest after three years, of which 407,943 were still outstanding as of March 31, 2022.  Restricted Stock Awards allow holders to receive shares of the Company’s common stock upon vesting. Vesting of the Restricted Stock Awards issued is based on time and service.  All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan.

As of March 31, 2022, the Company had $0.1 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.2 years.

Long-Term Incentive Plan Awards

The Company has granted long-term incentive plans awards (“LTIP Awards”) to senior management of the Company, including the General Partner’s executive officers. LTIP Awards generally are granted in the form of LTIP Units, except for awards granted in 2021 and 2022 which were in the form of restricted stock units (each, an “RSU” and collectively, the “RSU LTIP Awards”) and constitute awards under the 2013 Plan. LTIP Awards are typically issued from the Company’s Outperformance Plan adopted by the General Partner’s Board of Directors.

For LTIP Awards granted in 2019, approximately 25 percent to 100 percent of the grant date fair value of the LTIP Awards were in the form of time-based awards that vest after three years and the remaining portion of the grant date fair value of the 2019 LTIP Awards and all of the 2020 LTIP Awards consist of multi-year, market-based awards. Participants of performance-based awards will only earn the full awards if, over the three year performance period, the Company achieves a 36 percent absolute total stockholder return (“TSR”) and if the Company’s TSR is in the 75th percentile of performance as compared to the office REITs in the NAREIT index for awards granted in 2019 and as compared to the REITs in the NAREIT index for awards granted in 2020. The performance period for the 2019 performance-based awards ended in 2022 and the awards were forfeited as they did not vest.

In January 2021, the Company granted LTIP Units (the “J Series 2021 LTIP Awards”) under the 2013 Plan. The J Series 2021 LTIP Awards are subject to the achievement of certain sales performance milestones with respect to commercial asset dispositions by the Company over a performance period from August 1, 2020 through December 31, 2022. These sales milestones will be based on the aggregate gross sales prices of the assets, provided that the asset will only be included in the milestone if it is sold for not less than 85 percent of its estimated net asset value, as defined in the agreement. These awards were granted to one executive who was terminated in the first quarter of 2022, and as a result of the termination, the Company has determined that these awards were fully earned based on the achievement of the maximum sales milestones and vested as of the termination date which is April 1, 2022.

In April 2021, the Company granted LTIP Awards in the form of RSUs. Each RSU entitles the holder to one share of the General Partner’s common stock upon settlement. Approximately 292,000 of the RSUs are subject to time-based vesting conditions and will vest in three equal, annual installments over a three year period ending in April 2024, of which 55,825 of the RSUs vested in April 2022. Approximately 453,000 of the RSUs are subject to market-based vesting conditions Recipients will only earn the full amount of the market-based RSUs if, over the three year performance period, the General Partner achieves a 36 percent absolute TSR and if the General Partner’s TSR is in the 75th percentile of performance as compared to a group of 24 peer REITs.

Up to an additional approximately 292,000 RSUs were granted subject to the achievement of adjusted funds from operations of $0.60 per share in the fiscal year ending December 31, 2023.  The 2021 RSU LTIP Awards are designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period.

In March 2022, the Company also granted LTIP Awards in the form of restricted stock units (each, an “RSU”). Each RSU entitles the holder to one share of the General Partner’s common stock upon settlement. Approximately 179,000 of the RSUs are subject to time-based vesting conditions and will vest in three equal, annual installments over a three year period ending in March 2025. Approximately 194,000 of the RSUs are subject to market-based vesting conditions Recipients will only earn the target amount of the market-based RSUs if, over the three year performance period, the General Partner achieves a twenty-four percent absolute TSR and if the General Partner’s TSR is in the 55th percentile of performance as compared to a group of 23 peer REITs. Recipients can earn up to 160 percent of the target amount of market-based RSUs if, over the three year performance period, the General Partner achieves a 33 percent absolute TSR and if the General Partner’s TSR is at least equal to the 75th percentile of performance as compared to the same group.

Up to an additional approximately 179,000 RSUs were granted subject to the achievement of adjusted funds from operations ranging from $0.40 to $0.60 per share in the fiscal year ending December 31, 2024.  The 2022 RSU LTIP Awards are designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period.

LTIP Awards are subject to forfeiture depending on the extent that awards vest. The number of market-based and performance-based LTIP Units that actually vest for each award recipient will be determined at the end of the related measurement period.

Prior to vesting, recipients of LTIP Units will generally be entitled to receive per unit distributions equal to one-tenth of the regular quarterly distributions payable on a common share but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit.

As of March 31, 2022, the Company had $1.8 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

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

During the three months ended March 31, 2022 and 2021, 6,183 and 4,583 deferred stock units were earned, respectively. As of March 31, 2022 and December 31, 2021, there were 42,172 and 37,603 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the three months ended March 31, 2022 and 2021 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):

Veris Residential, Inc.:

	Three Months Ended
	March 31,
Computation of Basic EPS	2022	2021
Income (loss) from continuing operations	$(4,527)	$(20,222)
Add (deduct): Noncontrolling interests in consolidated joint ventures	974	1,335
Add (deduct): Noncontrolling interests in Operating Partnership	898	2,305
Add (deduct): Redeemable noncontrolling interests	(6,437)	(6,471)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to common shareholders	(2,942)	(1,791)
Income (loss) from continuing operations available to common shareholders	(12,034)	(24,844)
Income (loss) from discontinued operations available to common shareholders	-	30,676
Net income (loss) available to common shareholders for basic earnings per share	$(12,034)	$5,832

Weighted average common shares	90,951	90,692

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.13)	$(0.28)
Income (loss) from discontinued operations available to common shareholders	-	0.34
Net income (loss) available to common shareholders	$(0.13)	$0.06

	Three Months Ended
	March 31,
Computation of Diluted EPS	2022	2021
Net income (loss) from continuing operations available to common shareholders	$(12,034)	$(24,844)
Add (deduct): Noncontrolling interests in Operating Partnership	(898)	(2,305)
Add (deduct): Redemption value adjustment of redeemable noncontrolling
interests attributable to the Operating Partnership unitholders	(291)	(179)
Income (loss) from continuing operations for diluted earnings per share	(13,223)	(27,328)
Income (loss) from discontinued operations for diluted earnings per share	-	33,743
Net income (loss) available for diluted earnings per share	$(13,223)	$6,415

Weighted average common shares	99,934	99,760

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.13)	$(0.28)
Income (loss) from discontinued operations available to common shareholders	-	0.34
Net (income) loss available to common shareholders	$(0.13)	$0.06

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Basic EPS shares	90,951	90,692
Add: Operating Partnership – common and vested LTIP units	8,983	9,068
Stock Options	-	-
Diluted EPS Shares	99,934	99,760

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Awards outstanding as of March 31, 2022 and 2021 were 2,218,081 and 2,035,766, respectively. Unvested restricted common stock outstanding as of March 31, 2022 and 2021 were 39,529 and 52,974 shares, respectively. Unvested AO LTIP Units outstanding as of each of March 31, 2022 and 2021 were 625,000.

No dividends were declared per common share for the three-month periods ended March 31, 2022 and 2021.

Veris Residential, L.P.:

	Three Months Ended
	March 31,
Computation of Basic EPU	2022	2021
Income (loss) from continuing operations	$(4,527)	$(20,222)
Add (deduct): Noncontrolling interests in consolidated joint ventures	974	1,335
Add (deduct): Redeemable noncontrolling interests	(6,437)	(6,471)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(3,233)	(1,970)
Income (loss) from continuing operations available to unitholders	(13,223)	(27,328)
Income (loss) from discontinued operations available to unitholders	-	33,743
Net income (loss) available to common unitholders for basic earnings per unit	$(13,223)	$6,415

Weighted average common units	99,934	99,760

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(0.13)	$(0.28)
Income (loss) from discontinued operations available to unitholders	-	0.34
Net income (loss) available to common unitholders for basic earnings per unit	$(0.13)	$0.06

	Three Months Ended
	March 31,
Computation of Diluted EPU	2022	2021
Net income (loss) from continuing operations available to common unitholders	$(13,223)	$(27,328)
Income (loss) from discontinued operations for diluted earnings per unit	-	33,743
Net income (loss) available to common unitholders for diluted earnings per unit	$(13,223)	$6,415

Weighted average common unit	99,934	99,760

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.13)	$(0.28)
Income (loss) from discontinued operations available to common unitholders	-	0.34
Net income (loss) available to common unitholders	$(0.13)	$0.06

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Basic EPU units	99,934	99,760
Add: Stock Options	-	-
Diluted EPU Units	99,934	99,760

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented.  Unvested LTIP Awards outstanding as of March 31, 2022 and 2021 were 2,218,081 and 2,035,766, respectively. Unvested restricted common stock outstanding as of March 31, 2022 and 2021 were 39,529 and 52,974 shares, respectively. Unvested AO LTIP Units outstanding as of each of March 31, 2022 and 2021 were 625,000.

No distributions were declared per common unit for the three-month periods ended March 31, 2022 and 2021.

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

The following table reflects the activity of noncontrolling interests for the three months ended March 31, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Opening Balance	$167,436	$193,563
Net (loss) income	4,565	5,898
Unit distributions	218	4
Redeemable noncontrolling interests	(6,728)	(6,650)
Change in noncontrolling interests in consolidated joint ventures	11	10
Redemption of common units for common stock	-	-
Redemption of common units	(1,442)	(10,459)
Stock compensation	2,533	1,883
Cancellation of unvested LTIP units	-	-
Other comprehensive income (loss)	196	-
Rebalancing of ownership percentage between parent and subsidiaries	(1,669)	(1,556)
Balance at March 31	$165,120	$182,693

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2022, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $1.7 million as of March 31, 2022.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)

Common Units

During the three months ended March 31, 2022, the Company redeemed for cash 85,779 common units at their fair value of $1.4 million.

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

LTIP Units

From time to time, the Company has granted LTIP awards to executive officers of the Company. All of the LTIP Awards granted through January 2021 are in the form of units in the Operating Partnership. See Note 15: Veris Residential, Inc. Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital – Long-Term Incentive Plan Awards.

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

AO LTIP Units (Appreciation-Only LTIP Units)

On March 13, 2019, the Company granted 625,000 AO LTIP Units pursuant to the AO Long Term Incentive Plan Award Agreement. See Note 15: Veris Residential, Inc. Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital – AO LTIP Units (Appreciation-Only LTIP Units).

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

Noncontrolling Interests Ownership in Operating Partnership

As of March 31, 2022 and December 31, 2021, the noncontrolling interests common unitholders owned 9.0 percent and 9.0 percent of the Operating Partnership, respectively.

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

17.    SEGMENT REPORTING

The Company operates in two business segments: (i) multifamily real estate and services and (ii) commercial and other real estate. The Company provides property management, leasing, acquisition, development, construction and tenant-related services for its commercial and other real estate and multifamily real estate portfolio. The Company’s multifamily services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the three months ended March 31, 2022 and 2021. The Company had no long lived assets in foreign locations as of March 31, 2022 and December 31, 2021. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multifamily real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the three months ended March 31, 2022 and 2021 and selected asset information as of March 31, 2022 and December 31, 2021 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial	Multifamily	Corporate	Total
	& Other Real Estate	Real Estate & Services (d)	& Other (e)	Company
Total revenues:
Three months ended:
March 31, 2022	$53,084	$46,517	$(502)	$99,099
March 31, 2021	39,072	37,316	(295)	76,093

Total operating and
interest expenses (a):
Three months ended:
March 31, 2022	$14,476	$24,786	$32,601	$71,863
March 31, 2021	16,122	22,156	27,995	66,273

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
March 31, 2022	$-	$(487)	$-	$(487)
March 31, 2021	(119)	(1,337)	-	(1,456)

Net operating income (loss) (b):
Three months ended:
March 31, 2022	$38,608	$21,244	$(33,103)	$26,749
March 31, 2021	22,831	13,823	(28,290)	8,364

Total assets:
March 31, 2022	$951,402	$3,297,133	$11,290	$4,259,825
December 31, 2021	1,216,717	3,294,226	16,375	4,527,318

Total long-lived assets (c):
March 31, 2022	$875,098	$3,094,290	$(1,544)	$3,967,844
December 31, 2021	1,087,198	3,098,492	(1,309)	4,184,381

Total investments in
unconsolidated joint ventures:
March 31, 2022	$-	$135,116	$-	$135,116
December 31, 2021	-	137,772	-	137,772

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

(c)Long-lived assets are comprised of net investment in rental property and unbilled rents receivable.

(d)Segment assets and operations were owned through a consolidated and variable interest entity commencing in February 2018, and which also include the Company’s consolidated hotel operations.

(e)Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense), as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

Veris Residential, Inc.

The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net operating income	$26,749	$8,364
Add (deduct):
Depreciation and amortization	(26,514)	(28,173)
Land and other impairments, net	(2,932)	(413)
Realized gains (losses) and unrealized losses on disposition of
rental property, net	1,836	-
Gain on disposition of developable land	2,623	-
Gain (loss) from extinguishment of debt, net	(6,289)	-
Income (loss) from continuing operations	(4,527)	(20,222)
Discontinued operations
Income from discontinued operations	-	10,962
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	-	22,781
Total discontinued operations, net	-	33,743
Net income (loss)	(4,527)	13,521
Noncontrolling interests in consolidated joint ventures	974	1,335
Noncontrolling interests in Operating Partnership	898	2,305
Noncontrolling interest in discontinued operations	-	(3,067)
Redeemable noncontrolling interests	(6,437)	(6,471)
Net income (loss) available to common shareholders	$(9,092)	$7,623

Veris Residential, L.P.

The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net operating income	$26,749	$8,364
Add (deduct):
Depreciation and amortization	(26,514)	(28,173)
Land and other impairments, net	(2,932)	(413)
Realized gains (losses) and unrealized losses on disposition of
rental property, net	1,836	-
Gain on disposition of developable land	2,623	-
Gain (loss) from extinguishment of debt, net	(6,289)	-
Income (loss) from continuing operations	(4,527)	(20,222)
Discontinued operations
Income from discontinued operations	-	10,962
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	-	22,781
Total discontinued operations, net	-	33,743
Net income (loss)	(4,527)	13,521
Noncontrolling interests in consolidated joint ventures	974	1,335
Redeemable noncontrolling interests	(6,437)	(6,471)
Net income (loss) available to common unitholders	$(9,990)	$8,385

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

Executive Overview

Veris Residential, Inc., together with its subsidiaries, (collectively, the “General Partner”), including Veris Residential, L.P. (the “Operating Partnership”), has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the General Partner has been a publicly traded REIT since 1994.

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

As of March 31, 2022, the Company owns or has interests in 35 properties (collectively, the “Properties”), consisting of 22 multifamily rental properties containing 6,691 apartment units as well as non-core assets comprised six office properties, four parking/retail properties, three hotels and developable land. The Properties are located in three states in the Northeast, plus the District of Columbia.

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

These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2021, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.

Results From Operations

The following comparisons for the three months ended March 31, 2022 (“2022”), as compared to the three months ended March 31, 2021 (“2021”), make reference to the following:

(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2020 excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2021 through March 31, 2022;

(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2021 through March 31, 2022 and

(iii)“Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2021 through March 31, 2022.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2022	2021	Change	Change
Revenue from rental operations and other:
Revenue from leases	$65,808	$65,771	$37	0.1%
Parking income	4,177	3,086	1,091	35.4
Hotel income	1,417	1,053	364	34.6
Other income	26,787	3,656	23,131	632.7
Total revenues from rental operations	98,189	73,566	24,623	33.5

Property expenses:
Real estate taxes	12,694	11,831	863	7.3
Utilities	3,933	4,092	(159)	(3.9)
Operating services	18,531	15,450	3,081	19.9
Total property expenses	35,158	31,373	3,785	12.1

Non-property revenues:
Real estate services	910	2,527	(1,617)	(64.0)
Total non-property revenues	910	2,527	(1,617)	(64.0)

Non-property expenses:
Real estate services expenses	2,363	3,318	(955)	(28.8)
General and administrative	19,475	13,989	5,486	39.2
Depreciation and amortization	26,514	28,173	(1,659)	(5.9)
Land and other impairments, net	2,932	413	2,519	609.9
Total non-property expenses	51,284	45,893	5,391	11.7
Operating income (loss)	12,657	(1,173)	13,830	1,179.0
Other (expense) income:
Interest expense	(15,025)	(17,610)	2,585	14.7
Interest and other investment income (loss)	158	17	141	829.4
Equity in earnings (loss) of unconsolidated joint ventures	(487)	(1,456)	969	66.6
Realized gains (losses) and unrealized losses on disposition
of rental property, net	1,836	-	1,836	-
Gain on disposition of developable land	2,623	-	2,623	-
Gain (loss) from extinguishment of debt, net	(6,289)	-	(6,289)	-
Total other (expense) income	(17,184)	(19,049)	1,865	9.8
Income (loss) from continuing operations	(4,527)	(20,222)	15,695	77.6
Discontinued operations:
Income from discontinued operations	-	10,962	(10,962)	(100.0)
Realized gains (losses) and unrealized gains (losses) on
disposition of rental property and impairments, net	-	22,781	(22,781)	(100.0)
Total discontinued operations	-	33,743	(33,743)	(100.0)
Net income (loss)	$(4,527)	$13,521	$(18,048)	(133.5)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2022, as compared to 2021, divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2021 and 2022 (excluding properties classified as discontinued operations):

	Total		Same-Store		Acquired and Developed		Properties
	Company		Properties		Properties		Sold in 2021 and 2022
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Revenue from leases	$37	0.1%	$441	0.7%	$4,661	7.1%	$(5,065)	(7.7)%
Parking income	1,091	35.4	893	28.9	270	8.7	(72)	(2.3)
Hotel income	364	34.6	364	34.6	-	-	-	-
Other income	23,131	632.7	22,903	626.4	115	3.1	113	3.1
Total	$24,623	33.5%	$24,601	33.4%	$5,046	6.9%	$(5,024)	(6.8)%

Property expenses:
Real estate taxes	$863	7.3%	$662	5.6%	$712	6.0%	$(511)	(4.3)%
Utilities	(159)	(3.9)	(245)	(6.0)	238	5.8	(152)	(3.7)
Operating services	3,081	19.9	3,408	22.1	1,010	6.5	(1,337)	(8.7)
Total	$3,785	12.1%	$3,825	12.2%	$1,960	6.2%	$(2,000)	(6.4)%

OTHER DATA:
Number of Consolidated Properties	26		24		2		19
Commercial Square feet (in thousands)	4,350		4,350		-		3,596
Multifamily portfolio (number of units)	4,545		4,039		506		-

Revenue from leases. Revenue from leases for the Same-Store Properties increased $0.4 million, or 0.7 percent, for 2022 as compared to 2021, due primarily to an increase in lease-up of the multifamily rental properties, partially offset by a reduction in occupancy of the office properties in 2022 as compared to 2021.

Parking income. Parking income for the Same-Store Properties increased $0.9 million, or 28.9 percent, for 2022 as compared to 2021 due primarily to increased usage at the parking garages in 2022 as compared to 2021.

Hotel income. Hotel income for the Same-Store Properties increased $0.4 million, or 34.6 percent, for 2022 as compared to 2021, primarily due to the partial shutdown of hotel operations in 2021 as a result of the COVID-19 pandemic.

Other income. Other income for the Same-Store Properties increased $22.9 million, or 626.4 percent, for 2022 as compared to 2021, due primarily to early lease termination income from office properties recognized in 2022.

Real estate taxes. Real estate taxes for the Same-Store Properties increased $0.7 million, or 5.6 percent, for 2022 as compared to 2021, due primarily to the expiration in early 2022 of the PILOT agreements on two multifamily properties located in Jersey City, New Jersey.

Utilities. Utilities for the Same-Store Properties decreased $0.2 million, or 6.0 percent, for 2022 as compared to 2021, due primarily to true-up billings in 2022 of actual meter readings at the residential properties.

Operating services. Operating services for the Same-Store Properties increased $3.4 million, or 22.1 percent, for 2022 as compared to 2021, due primarily to an increase in property maintenance and insurance expenses of $2.0 million in 2022 as compared to 2021.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.6 million, or 64.0 percent, for 2022 as compared to 2021, due primarily to decreased third party development and management activity in 2022 as compared to 2021.

Real estate services expense. Real estate services expense decreased $1.0 million, or 28.8 percent, for 2022 as compared to 2021, due primarily to lower salaries and related expenses from a reduction in third-party services activities in 2022 as compared to 2021.

General and administrative. General and administrative expenses increased $5.5 million, or 39.2 percent, for 2022 as compared to 2021. This increase was due primarily to a $7.2 million increase in executive management changes and related costs for 2022 as compared to 2021. This was partially offset by CEO and related management change costs of $2.1 million in 2021.

Depreciation and amortization. Depreciation and amortization decreased $1.7 million, or 5.9 percent, for 2022 over 2021. This decrease was primarily due to a decrease of $2.3 million for properties sold or removed from service and lower depreciation of fully amortized assets of $1.3 million for Same-Store Properties for 2022 as compared to 2021. These were partially offset by an increase of approximately $1.9 million for 2022 as compared to 2021 in the Acquired Properties.

Land and other impairments, net. In 2022, the Company recorded net $2.9 million of impairments on developable land parcels. In 2021, the Company recorded $0.4 million of impairments on developable land parcels. See Note 11: Disclosure of Fair Value of Assets and Liabilities.

Interest expense. Interest expense decreased $2.6 million, or 14.7 percent, for 2022 as compared to 2021. This decrease was primarily the result of lower average debt balances in 2022 as compared to 2021, due to the Company’s redemption of its Senior Unsecured Notes in 2021.

Interest and other investment income (loss). Interest and other investment income (loss) increased $0.1 million for 2022 as compared to 2021, due primarily to interest received on a note receivable in 2022.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.0 million, or 66.6 percent for 2022 as compared to 2021, due primarily to an increase of $0.7 million for 2022 as compared to 2021 from the Urby at Harborside venture, resulting from lower concessions and discounts to tenants in 2022 as compared to 2021.

Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $1.8 million in 2022 on the disposition of an office property located in Hoboken, New Jersey.

Gain on disposition of developable land. In 2022, the Company recognized a gain of $2.6 million on the sale of developable land located in West Windsor, New Jersey.

Gain (loss) from extinguishment of debt, net. In 2022, the Company recognized a loss of $6.3 million on extinguishment of debt in connection with the sale of an office property located in Hoboken, New Jersey.

Discontinued operations. For all periods presented, the Company classified 36 office properties totaling 6.3 million square feet as discontinued operations, some of which were sold during the periods. The Company recognized income from discontinued operations of $11.0 million in 2021, due to total revenues of $21.6 million, operating and other expenses of $8.7 million, depreciation and amortization of $0.6 million and interest expense of $1.3 million. The Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $22.8 million on these properties in 2021. See Note 7: Discontinued Operations to the Financial Statements.

Net Income (loss). Net income (loss) decreased to a loss of $4.5 million in 2022 from income of $13.5 million in 2021. The decrease was due to the factors discussed above.

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

Construction Projects

The Company is developing a 750-unit multifamily project at 25 Christopher Columbus, also known as Haus 25, in Jersey City, New Jersey, which began construction in the first quarter of 2019. The construction project, which is estimated to cost $469.5 million, of which $438.6 million has been incurred through March 31, 2022, was partially ready for occupancy in April 2022. The Company has funded $169.5 million of the construction costs, and the remaining construction costs are expected to be funded from a $300 million construction loan (of which $269.1 million was drawn as of March 31, 2022).

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

On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020.   As the Company’s management estimated that as of September 2020 it had satisfied its dividend obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. On March 19, 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s projected 2021 taxable income estimates. The Company believes that with its estimated taxable income/loss for 2021, it will meet its dividend obligations as a REIT for the year with no dividends paid. The Company anticipates its regular quarterly common dividend to remain suspended in 2022 while it seeks to conclude its transition into a pureplay multifamily REIT.

Property Lock-Ups

Certain Company properties acquired by contribution from unrelated common unitholders of the Operating Partnership were subject to restrictions on disposition, except in a manner which did not result in recognition of built-in-gain allocable to such unitholders or which reimbursed the unitholders for the tax consequences thereof (collectively, the “Property Lock-Ups”). While these Property Lock-Ups have expired, the Company is generally required to use commercially reasonable efforts to prevent any disposition of the subject properties from resulting in the recognition of built-in gain to these unitholders, which include members of the Mack Group (which includes William L. Mack, a former director and David S. Mack, a former director). As of March 31, 2022, taking into account tax-free exchanges on the originally contributed properties, either wholly or partially, over time, five of the Company’s properties, as well as certain land and development projects, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.

Unencumbered Properties

As of March 31, 2022, the Company had one unencumbered property with a carrying value of $18.3 million representing 3.8 percent of the Company’s total consolidated property count.

Cash Flows

Cash, cash equivalents and restricted cash decreased by $4.2 million to $47.3 million at March 31, 2022, compared to $51.4 million at December 31, 2021. This increase is comprised of the following net cash flow items:

(1)	$31.5 million provided by operating activities.

(2)	$193.1 million provided by investing activities, consisting primarily of the following:

	(a)	$236.9 million received from proceeds from the sales of rental property; plus
	(b)	$2.2 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
	(c)	$8.2 million used for additions to rental property, improvements and other costs; minus
	(d)	$33.6 million used for the development of rental property, other related costs and deposits; minus
	(e)	$5 million used for rental property acquisitions and related intangibles.

(3)	$228.7 million used in financing activities, consisting primarily of the following:

	(a)	$88 million used for repayments of revolving credit facility and term loan; plus
	(b)	$150.1 million used for repayments of mortgages, loans payable and other obligations; plus
	(c)	$6.5 million used for distribution to redeemable noncontrolling interests; plus
	(d)	$12 million used for distribution to redeemable noncontrolling interests; plus
	(e)	$1.4 million used for redemption of common units; plus
	(f)	$5.1 million used for payment of early debt extinguishment costs, minus
	(g)	$18 million from borrowings under the revolving credit facility; minus
	(h)	$16.5 million from proceeds received from mortgages and loans payable.

Debt Financing

Summary of Debt

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2022:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Secured	$1,532,540	69.77%	3.70%		4.76
Variable Rate Secured Debt	664,107	30.23%	3.51%		2.52

Totals/Weighted Average:	$2,196,647	100.00%	3.64%	(b)	4.09
Unamortized deferred financing costs	(9,704)
Total Debt, Net	$2,186,943

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.31 percent as of March 31, 2022, plus the applicable spread.

(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $0.7 million for the three months ended March 31, 2022.

Debt Maturities

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2022 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2022	$428	$90,024	$90,452	2.37%
2023	2,047	147,998	150,045	3.70%
2024 (b)	3,403	655,083	658,486	3.93%
2025	3,300	-	3,300	3.98%
2026	3,407	733,000	736,407	3.48%
Thereafter	9,415	548,542	557,957	3.69%
Sub-total	22,000	2,174,647	2,196,647	3.64%
Unamortized deferred financing costs	(9,704)	-	(9,704)	-
Totals/Weighted Average	$12,296	$2,174,647	$2,186,943	3.64%	(c)

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.31 percent as of March 31, 2022, plus the applicable spread.

(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $0.7 million for the three months ended March 31, 2022.

(c)Includes outstanding borrowings of the Company’s revolving credit facility of $78.0 million.

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

Debt Strategy

The Company does not intend to reserve funds to retire the Company’s outstanding borrowings under its revolving credit facility or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its assets, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of May 2, 2022, the Company had outstanding borrowings of $103 million under its revolving credit facility. The Company is reviewing various financing and refinancing options, including the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2022. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multifamily rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

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

Shelf Registration Statements

The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $200 million of shares of common stock have been allocated for sales pursuant to the Company’s ATM Program commenced in December 2021 and no securities have been sold as of May 2, 2022.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of May 2, 2022.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt

The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of March 31, 2022, the outstanding balance of such debt, subject to guarantees, totaled $190.5 million of which $22 million was guaranteed by the Company.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net income (loss) available to common shareholders	$(9,092)	$7,623
Add (deduct): Noncontrolling interests in Operating Partnership	(898)	(2,305)
Noncontrolling interests in discontinued operations	-	3,067
Real estate-related depreciation and amortization on
continuing operations (a)	28,859	30,122
Real estate-related depreciation and amortization
on discontinued operations	-	659
Continuing operations: Realized (gains) losses and unrealized (gains) losses
on disposition of rental property, net	(1,836)	-
Discontinued operations: Realized (gains) losses and unrealized (gains) losses
on disposition of rental property, net	-	(22,781)
Funds from operations available to common stock
and Operating Partnership unitholders (b)	$17,033	$16,385

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $2,671 and $2,275 for the three months ended March 31, 2022 and 2021, respectively. Excludes non-real estate-related depreciation and amortization of $325 and $325 for the three months ended March 31, 2022 and 2021, respectively.

(b)Net income available to common shareholders for the three months ended March 31, 2022 and 2021 included $2,932 and $413, respectively, of land impairment charges and $2,623 and zero, respectively, gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets.

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

In addition, the extent to which the ongoing COVID-19 pandemic impacts us and our tenants and residents will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $1.5 billion of the Company’s long-term debt as of March 31, 2022 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of March 31, 2022 ranged from LIBOR plus 158 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $6.6 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of March 31, 2022 would be approximately $61.6 million.

March 31, 2022
Debt,
including current portion	4/1/22 -									Fair
($s in thousands)	12/31/2022	2023	2024	2025	2026	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$428	$61,045	$311,403	$3,300	$598,407	$557,957	$1,532,540	$(5,855)	$1,526,685	$1,479,355
Average Interest Rate	4.85%	3.59%	3.43%	3.98%	3.85%	3.69%			3.70%

Variable Rate	$90,024	$89,000	$347,083	$-	$138,000	$-	$664,107	$(3,849)	$660,258	$660,258

(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of March 31, 2022.

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

VERIS RESIDENTIAL, INC.

VERIS RESIDENTIAL, L.P.

Part II – Other Information

Item 1.      Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its Properties are subject.

Item 1A.   Risk Factors

There have been no material changes in our assessment of risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2021 of the General Partner and the Operating Partnership.

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

VERIS RESIDENTIAL, INC.

VERIS RESIDENTIAL, L.P.

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.1#

Executive Employment Agreement, dated January 11, 2022, by and between Amanda Lombard and Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2022 and incorporated herein by reference).

10.2#

Independent Consulting Services Agreement dated as of January 18, 2022 by and between Veris Residential, Inc. and Giovanni M. DeBari (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2022 and incorporated herein by reference).

10.3#

Amendment to Amended and Restated Executive Employment Agreement dated as of February 1, 2022 by and between Veris Residential, Inc. and David Smetana (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 2, 2022 and incorporated herein by reference).

10.4#

Amended and Restated Executive Employment Agreement dated March 28, 2022 by and between Amanda Lombard and Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2022 and incorporated herein by reference).

10.5#

Independent Consulting Services Agreement dated as of April 19, 2022 by and between Veris Residential, Inc. and Gary T. Wagner (filed as Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K/A dated March 30, 2022 and incorporated herein by reference).

10.6#*	Executive Employment Agreement, dated March 25, 2022, by and between Jeffrey Turkanis and Veris Residential, Inc.

10.7#*	Executive Employment Agreement, dated March 25, 2022, by and between Taryn Fielder and Veris Residential, Inc.

31.1*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

32.1*

Certification of the General Partner’s Chief Executive Officer, Mahbod Nia and the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

32.2*

Certification of the General Partner’s Chief Executive Officer, Mahbod Nia and the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

101.1*

The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Veris Residential, Inc.
(Registrant)

Date:	May 4, 2022	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	May 4, 2022	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	May 4, 2022	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	May 4, 2022	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)