Form 10-Q
period 2022-06-30
Veris Residential, Inc.; Veris Residential, L.P.
filed 2022-08-03
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

Veris Residential, Inc.	Yes No
Veris Residential, L.P.	Yes No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Veris Residential, Inc.	Yes No
Veris Residential, L.P.	Yes No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Veris Residential, Inc.:

Large accelerated filer	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐
Veris Residential, L.P.:

Large accelerated filer	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Veris Residential, Inc.
Veris Residential, L.P.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Veris Residential, Inc.	Yes No
Veris Residential, L.P.	Yes No
As of August 1, 2022, there were 91,079,861 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of June 30, 2022, the General Partner owned an approximate 90.7 percent common unit interest in the Operating Partnership. The remaining approximate 9.3 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
The results of operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	June 30, 2022	December 31, 2021
Rental property
Land and leasehold interests	$499,042	$494,935
Buildings and improvements	3,392,977	3,375,266
Tenant improvements	108,895	106,654
Furniture, fixtures and equipment	117,543	100,011
	4,118,457	4,076,866
Less – accumulated depreciation and amortization	(620,414)	(583,416)
	3,498,043	3,493,450
Real estate held for sale, net	368,625	618,646
Net investment in rental property	3,866,668	4,112,096
Cash and cash equivalents	29,073	31,754
Restricted cash	24,356	19,701
Investments in unconsolidated joint ventures	132,790	137,772
Unbilled rents receivable, net	51,500	72,285
Deferred charges and other assets, net	203,467	151,347
Accounts receivable	3,143	2,363

Total assets	$4,310,997	$4,527,318
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$76,000	$148,000
Mortgages, loans payable and other obligations, net	2,151,489	2,241,070
Dividends and distributions payable	111	384
Accounts payable, accrued expenses and other liabilities	69,220	134,977
Rents received in advance and security deposits	25,422	26,396
Accrued interest payable	5,257	5,760
Total liabilities	2,327,499	2,556,587

Commitments and contingencies

Redeemable noncontrolling interests	516,325	521,313

Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 91,062,532 and 90,948,008 shares outstanding	911	909
Additional paid-in capital	2,525,466	2,530,383
Dividends in excess of net earnings	(1,232,038)	(1,249,319)
Accumulated other comprehensive income (loss)	1,941	9
Total Veris Residential, Inc. stockholders’ equity	1,296,280	1,281,982

Noncontrolling interests in subsidiaries:
Operating Partnership	132,250	127,053
Consolidated joint ventures	38,643	40,383
Total noncontrolling interests in subsidiaries	170,893	167,436

Total equity	1,467,173	1,449,418

Total liabilities and equity	$4,310,997	$4,527,318
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2022	2021	2022	2021
Revenue from leases	$68,490	$67,376	$132,832	$131,587
Real estate services	897	2,593	1,807	5,119
Parking income	4,754	3,484	8,931	6,570
Hotel income	4,536	2,714	5,953	3,767
Other income	1,149	3,520	27,936	7,177
Total revenues	79,826	79,687	177,459	154,220

EXPENSES
Real estate taxes	12,032	12,010	24,532	23,629
Utilities	3,477	3,151	7,410	7,243
Operating services	18,706	18,943	37,106	34,265
Real estate services expenses	2,920	3,213	5,283	6,531
General and administrative	11,582	18,066	31,056	32,052
Transaction related costs	1,345	2,745	1,345	2,745
Depreciation and amortization	27,733	28,498	53,851	56,276
Property impairments	—	6,041	—	6,041
Land and other impairments, net	3,900	7,519	6,832	7,932
Total expenses	81,695	100,186	167,415	176,714

OTHER (EXPENSE) INCOME
Interest expense	(17,707)	(16,554)	(32,733)	(34,164)
Interest and other investment income (loss)	189	95	347	112
Equity in earnings (loss) of unconsolidated joint ventures	2,638	349	2,151	(1,107)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	—	3,521	1,836	3,521
Gain on disposition of developable land	55,125	111	57,748	111
Gain (loss) from extinguishment of debt, net	(129)	(46,735)	(6,418)	(46,735)
Total other income (expense)	40,116	(59,213)	22,931	(78,262)
Income (loss) from continuing operations	38,247	(79,712)	32,975	(100,756)

Discontinued operations:
Income from discontinued operations	843	3,601	1,588	15,385
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	2,080	(4,440)	24,861
Total discontinued operations, net	(3,597)	5,681	(2,852)	40,246
Net income (loss)	34,650	(74,031)	30,123	(60,510)
Noncontrolling interests in consolidated joint ventures	784	1,198	1,758	2,533
Noncontrolling interests in Operating Partnership of income from continuing operations	(3,029)	7,742	(2,064)	10,122
Noncontrolling interests in Operating Partnership in discontinued operations	334	(517)	267	(3,659)
Redeemable noncontrolling interests	(6,366)	(6,471)	(12,803)	(12,942)
Net income (loss) available to common shareholders	$26,373	$(72,079)	$17,281	$(64,456)

Basic earnings per common share:
Income (loss) from continuing operations	$0.29	$(0.87)	$0.15	$(1.15)
Discontinued operations	(0.04)	0.06	(0.03)	0.40
Net income (loss) available to common shareholders	$0.25	$(0.81)	$0.12	$(0.75)

Diluted earnings per common share:
Income (loss) from continuing operations	$0.29	$(0.87)	$0.15	$(1.15)
Discontinued operations	(0.04)	0.06	(0.03)	0.40
Net income (loss) available to common shareholders	$0.25	$(0.81)	$0.12	$(0.75)

Basic weighted average shares outstanding	91,027	90,774	90,989	90,733

Diluted weighted average shares outstanding	100,352	99,873	100,171	99,817
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$34,650	$(74,031)	$30,123	$(60,510)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	(60)	—	2,122	$—
Comprehensive (income) loss	$34,590	$(74,031)	$32,245	$(60,510)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	784	1,198	1,758	2,533
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(6,366)	(6,471)	(12,803)	(12,942)
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	(2,689)	7,225	(1,987)	6,463
Comprehensive income (loss) attributable to common shareholders	$26,319	$(72,079)	$19,213	$(64,456)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended June 30, 2022	Shares	Par Value
Balance at April 1, 2022	90,956	909	$2,531,188	$(1,258,411)	$1,995	$165,120	$1,440,801
Net income (loss)	—	—	—	26,373	—	8,277	34,650
Common unit distributions	—	—	—	—	—	—	—
Redeemable noncontrolling interests	—	—	(3,524)	—	—	(6,726)	(10,250)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	7	7
Redemption of common units for common stock	11	—	161	—	—	(161)	—
Redemption of common units	—	—	—	—	—	(359)	(359)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	16	—	—	—	16
Directors' deferred compensation plan	—	—	110	—	—	—	110
Stock compensation	136	2	2,507	—	—	445	2,954
Cancellation of restricted shares	(41)	—	(696)	—	—	—	(696)
Other comprehensive income	—	—	—	—	(54)	(6)	(60)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(4,296)	—	—	4,296	—
Balance at June 30, 2022	91,063	911	$2,525,466	$(1,232,038)	$1,941	$170,893	$1,467,173

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended June 30, 2021	Shares	Par Value
Balance at April 1, 2021	90,729	907	$2,528,570	$(1,122,654)	$—	$182,693	$1,589,516
Net income (loss)	—	—	—	(72,079)	—	(1,952)	(74,031)
Common unit distributions	—	—	—	—	—	639	639
Redeemable noncontrolling interests	—	—	(1,550)	—	—	(6,626)	(8,176)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	175	175
Redemption of common units for common stock	175	2	2,714	—	—	(2,716)	—
Redemption of common units	—	—	—	—	—	(410)	(410)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	11	—	—	—	11
Directors' deferred compensation plan	—	—	66	—	—	—	66
Stock compensation	42	—	1,239	—	—	1,304	2,543
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,000)	—	—	2,000	—
Balance at June 30, 2021	90,947	909	$2,529,050	$(1,194,733)	$—	$175,107	$1,510,333
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Six Months Ended June 30, 2022	Shares	Par Value
Balance at January 1, 2022	90,948	909	$2,530,383	$(1,249,319)	$9	$167,436	$1,449,418
Net income (loss)	—	—	—	17,281	—	12,842	30,123
Common unit distributions	—	—	—	—	—	218	218
Redeemable noncontrolling interests	—	—	(6,466)	—	—	(13,454)	(19,920)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	18	18
Redemption of common units for common stock	11	—	161	—	—	(161)	—
Redemption of common units	—	—	—	—	—	(1,801)	(1,801)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	27	—	—	—	27
Directors' deferred compensation plan	—	—	220	—	—	—	220
Stock compensation	143	2	4,464	—	—	2,978	7,444
Cancellation of restricted shares	(41)	—	(696)	—	—	—	(696)
Other comprehensive income	—	—	—	—	1,932	190	2,122
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,627)	—	—	2,627	—
Balance at June 30, 2022	91,063	911	$2,525,466	$(1,232,038)	$1,941	$170,893	$1,467,173

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Six Months Ended June 30, 2021	Shares	Par Value
Balance at January 1, 2021	90,712	907	$2,528,187	$(1,130,277)	$—	$193,563	$1,592,380
Net income (loss)	—	—	—	(64,456)	—	3,946	(60,510)
Common unit distributions	—	—	—	—	—	643	643
Redeemable noncontrolling interests	—	—	(3,341)	—	—	(13,276)	(16,617)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	185	185
Redemption of common units for common stock	175	2	2,714	—	—	(2,716)	—
Redemption of common units	—	—	—	—	—	(10,869)	(10,869)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	29	—	—	—	29
Directors' deferred compensation plan	—	—	138	—	—	—	138
Stock compensation	58	—	1,885	—	—	3,187	5,072
Cancellation of restricted shares	—	—	(118)	—	—	—	(118)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(444)	—	—	444	—
Balance at June 30, 2021	90,947	909	$2,529,050	$(1,194,733)	$—	$175,107	$1,510,333
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income (loss)	$30,123	$(60,510)
Net (income) loss from discontinued operations	2,852	(40,246)
Net income (loss) from continuing operations	32,975	(100,756)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	53,772	54,578
Amortization of directors deferred compensation stock units	220	138
Amortization of stock compensation	7,444	5,072
Amortization of deferred financing costs	2,358	2,190
Amortization of debt discount and mark-to-market	—	232
Equity in (earnings) loss of unconsolidated joint ventures	(2,151)	1,107
Distributions of cumulative earnings from unconsolidated joint ventures	13	117
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(1,836)	(3,521)
(Gain) on disposition of developable land	(57,748)	(111)
Property impairments	—	6,041
Land and other impairments, net	6,832	7,932
(Gain) Loss from extinguishment of debt	6,418	46,735
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	5,832	(3,524)
(Increase) decrease in deferred charges and other assets	(6,679)	813
Decrease in accounts receivable, net	(792)	4,242
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,412)	(3,376)
(Decrease) increase in rents received in advance and security deposits	(969)	784
(Decrease) increase in accrued interest payable	(503)	273
Net cash flows provided by operating activities - continuing operations	43,774	18,966
Net cash flows (used in) provided by operating activities - discontinued operations	1,936	8,981

Net cash provided by operating activities	$45,710	$27,947

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(5,192)	$—
Rental property additions, improvements and other costs	(26,724)	(32,077)
Development of rental property and other related costs	(58,610)	(120,023)
Proceeds from the sales of rental property	236,864	42,702
Proceeds from sale of investments in joint ventures	—	1,975
Repayment of notes receivable	1,433	381
Investment in unconsolidated joint ventures	(147)	(398)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,450	4,949
Net cash provided by (used in) investing activities - continuing operations	155,074	(102,491)
Net cash provided by investing activities - discontinued operations	—	592,590

Net cash provided by investing activities	$155,074	$490,099

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$43,000	$170,000
Repayment of revolving credit facility	(115,000)	(33,000)
Borrowings from term loans	—	150,000
Repayments of term loans	—	(123,000)
Repayments of unsecured term loans	—	(573,727)
Proceeds from mortgages and loans payable	149,068	93,772
Repayment of mortgages, loans payable and other obligations	(240,270)	(129,770)
Redemption of redeemable noncontrolling interests, net	(12,000)	—
Payment of early debt extinguishment costs	(5,140)	(49,874)
Common unit redemptions	(2,497)	(410)
Payment of financing costs	(3,025)	(7,339)
Contribution from noncontrolling interests	18	185
Distributions to redeemable noncontrolling interests	(12,908)	(12,942)
Payment of common dividends and distributions	(56)	(468)

Net cash (used in) provided by financing activities	$(198,810)	$(516,573)

Net (decrease) increase in cash and cash equivalents	$1,974	$1,473
Cash, cash equivalents and restricted cash, beginning of period (1)	51,455	52,302

Cash, cash equivalents and restricted cash, end of period (2)	$53,429	$53,775
(1)Includes Restricted Cash of $19,701 and $14,207 as of December 31, 2021 and 2020, respectively.
(2)Includes Restricted Cash of $24,356 and $16,147 as of June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	June 30, 2022	December 31, 2021
Rental property
Land and leasehold interests	$499,042	$494,935
Buildings and improvements	3,392,977	3,375,266
Tenant improvements	108,895	106,654
Furniture, fixtures and equipment	117,543	100,011
	4,118,457	4,076,866
Less – accumulated depreciation and amortization	(620,414)	(583,416)
	3,498,043	3,493,450
Real estate held for sale, net	368,625	618,646
Net investment in rental property	3,866,668	4,112,096
Cash and cash equivalents	29,073	31,754
Restricted cash	24,356	19,701
Investments in unconsolidated joint ventures	132,790	137,772
Unbilled rents receivable, net	51,500	72,285
Deferred charges and other assets, net	203,467	151,347
Accounts receivable	3,143	2,363

Total assets	$4,310,997	$4,527,318
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$76,000	$148,000
Mortgages, loans payable and other obligations, net	2,151,489	2,241,070
Distributions payable	111	384
Accounts payable, accrued expenses and other liabilities	69,220	134,977
Rents received in advance and security deposits	25,422	26,396
Accrued interest payable	5,257	5,760
Total liabilities	2,327,499	2,556,587

Commitments and contingencies

Redeemable noncontrolling interests	516,325	521,313

Partners’ Capital:
General Partner, 91,062,532 and 90,948,008 common units outstanding	1,226,783	1,211,790
Limited partners, 9,290,469 and 9,013,534 common units/LTIPs outstanding	199,806	197,236
Accumulated other comprehensive income (loss)	1,941	9
Total Veris Residential, L.P. partners’ capital	1,428,530	1,409,035

Noncontrolling interests in consolidated joint ventures	38,643	40,383

Total equity	1,467,173	1,449,418

Total liabilities and equity	$4,310,997	$4,527,318
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2022	2021	2022	2021
Revenue from leases	$68,490	$67,376	$132,832	$131,587
Real estate services	897	2,593	1,807	5,119
Parking income	4,754	3,484	8,931	6,570
Hotel income	4,536	2,714	5,953	3,767
Other income	1,149	3,520	27,936	7,177
Total revenues	79,826	79,687	177,459	154,220
EXPENSES
Real estate taxes	12,032	12,010	24,532	23,629
Utilities	3,477	3,151	7,410	7,243
Operating services	18,706	18,943	37,106	34,265
Real estate services expenses	2,920	3,213	5,283	6,531
General and administrative	11,582	18,066	31,056	32,052
Transaction related costs	1,345	2,745	1,345	2,745
Depreciation and amortization	27,733	28,498	53,851	56,276
Property impairments	—	6,041	—	6,041
Land and other impairments, net	3,900	7,519	6,832	7,932
Total expenses	81,695	100,186	167,415	176,714
OTHER (EXPENSE) INCOME
Interest expense	(17,707)	(16,554)	(32,733)	(34,164)
Interest and other investment income (loss)	189	95	347	112
Equity in earnings (loss) of unconsolidated joint ventures	2,638	349	2,151	(1,107)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	—	3,521	1,836	3,521
Gain on disposition of developable land	55,125	111	57,748	111
Gain (loss) from extinguishment of debt, net	(129)	(46,735)	(6,418)	(46,735)
Total other income (expense)	40,116	(59,213)	22,931	(78,262)
Income (loss) from continuing operations	38,247	(79,712)	32,975	(100,756)
Discontinued operations:
Income from discontinued operations	843	3,601	1,588	15,385
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	2,080	(4,440)	24,861
Total discontinued operations, net	(3,597)	5,681	(2,852)	40,246
Net income (loss)	34,650	(74,031)	30,123	(60,510)
Noncontrolling interests in consolidated joint ventures	784	1,198	1,758	2,533
Redeemable noncontrolling interests	(6,366)	(6,471)	(12,803)	(12,942)
Net income (loss) available to common unitholders	$29,068	$(79,304)	$19,078	$(70,919)
Basic earnings per common unit:
Income (loss) from continuing operations	$0.29	$(0.87)	$0.15	$(1.15)
Discontinued operations	(0.04)	0.06	(0.03)	0.40
Net income (loss) available to common unitholders	$0.25	$(0.81)	$0.12	$(0.75)
Diluted earnings per common unit:
Income (loss) from continuing operations	$0.29	$(0.87)	$0.15	$(1.15)
Discontinued operations	(0.04)	0.06	(0.03)	0.40
Net income (loss) available to common unitholders	$0.25	$(0.81)	$0.12	$(0.75)

Basic weighted average units outstanding	100,329	99,873	100,133	99,817
			—	—
Diluted weighted average units outstanding	100,352	99,873	100,171	99,817
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$34,650	$(74,031)	$30,123	$(60,510)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	(60)	—	2,122	—
Comprehensive (income) loss	$34,590	$(74,031)	$32,245	$(60,510)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	784	1,198	1,758	2,533
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(6,366)	(6,471)	(12,803)	(12,942)
Comprehensive loss attributable to common unitholders	$29,008	$(79,304)	$21,200	$(70,919)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended June 30, 2022	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at April 1, 2022	90,956	8,962	$1,201,834	$197,552	$1,995	$39,420	$1,440,801
Net income (loss)	—	—	26,373	2,695	—	5,582	34,650
Distributions to unitholders	—	—	—	—	—	—	—
Redeemable noncontrolling interests	—	—	(3,524)	(360)	—	(6,366)	(10,250)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	7	7
Vested LTIP units	—	362	—	—	—	—	—
Redemption of limited partners common units for common stock	11	(11)	161	(161)	—	—	—
Redemption of limited partner common units	—	(23)	—	(359)	—	—	(359)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	16	—	—	—	16
Directors' deferred compensation plan	—	—	110	—	—	—	110
Other comprehensive income (loss)	—	—	—	(6)	(54)	—	(60)
Stock compensation	136	—	2,509	445	—	—	2,954
Cancellation of common stock	(41)	—	(696)	—	—	—	(696)
Balance at June 30, 2022	91,063	9,290	$1,226,783	$199,806	$1,941	$38,643	$1,467,173

For the Three Months Ended June 30, 2021	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at April 1, 2021	90,729	8,980	$1,336,498	$209,571	$—	$43,447	$1,589,516
Net income (loss)	—	—	(72,079)	(7,225)	—	5,273	(74,031)
Distributions to unitholders	—	—	—	639	—	—	639
Redeemable noncontrolling interests	—	—	(1,550)	(155)	—	(6,471)	(8,176)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	175	175
Vested LTIP units	—	258	—	—	—	—	—
Redemption of limited partners common units for common stock	175	(175)	2,716	(2,716)	—	—	—
Redemption of limited partners common units	—	(25)	—	(410)	—	—	(410)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	11	—	—	—	11
Directors' deferred compensation plan	—	—	66	—	—	—	66
Stock compensation	42	—	1,239	1,304	—	—	2,543
Cancellation of common stock	—	—	—	—	—	—	—
Balance at June 30, 2021	90,947	9,038	$1,266,901	$201,008	$—	$42,424	$1,510,333
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Six Months Ended June 30, 2022	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2022	90,948	9,013	$1,211,790	$197,236	$9	$40,383	$1,449,418
Net income (loss)	—	—	17,281	1,797	—	11,045	30,123
Distributions to unitholders	—	—	—	218	—	—	218
Redeemable noncontrolling interests	—	—	(6,466)	(651)	—	(12,803)	(19,920)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	18	18
Vested LTIP units	—	397	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	11	(11)	161	(161)	—	—	—
Redemption of limited partner common units	—	(109)	—	(1,801)	—	—	(1,801)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	27	—	—	—	27
Directors' deferred compensation plan	—	—	220	—	—	—	220
Other comprehensive income (loss)	—	—	—	190	1,932	—	2,122
Stock compensation	143	—	4,466	2,978	—	—	7,444
Cancellation of restricted shares	(41)	—	(696)	—	—	—	(696)
Balance at June 30, 2022	91,063	9,290	$1,226,783	$199,806	$1,941	$38,643	$1,467,173

For the Six Months Ended June 30, 2021	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2021	90,712	9,649	$1,330,048	$217,560	$—	$44,772	$1,592,380
Net income (loss)	—	—	(64,456)	(6,463)	—	10,409	(60,510)
Distributions to unitholders	—	—	—	643	—	—	643
Redeemable noncontrolling interests	—	—	(3,341)	(334)	—	(12,942)	(16,617)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	185	185
Redemption of limited partners common units for shares of general partner common units	175	(175)	2,716	(2,716)	—	—	—
Vested LTIP units	—	267	—	—	—	—	—
Redemption of limited partners common units	—	(703)	—	(10,869)	—	—	(10,869)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	29	—	—	—	29
Directors' deferred compensation plan	—	—	138	—	—	—	138
Stock compensation	58	—	1,885	3,187	—	—	5,072
Cancellation of restricted shares	—	—	(118)	—	—	—	(118)
Balance at June 30, 2021	90,947	9,038	$1,266,901	$201,008	$—	$42,424	$1,510,333
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income (loss)	$30,123	$(60,510)
Net income (loss) from discontinued operations	2,852	(40,246)
Net income (loss) from continuing operations	32,975	(100,756)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	53,772	54,578
Amortization of directors deferred compensation stock units	220	138
Amortization of stock compensation	7,444	5,072
Amortization of deferred financing costs	2,358	2,190
Amortization of debt discount and mark-to-market	—	232
Equity in (earnings) loss of unconsolidated joint ventures	(2,151)	1,107
Distributions of cumulative earnings from unconsolidated joint ventures	13	117
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(1,836)	(3,521)
(Gain) on disposition of developable land	(57,748)	(111)
Property impairments	—	6,041
Land and other impairments, net	6,832	7,932
(Gain) Loss from extinguishment of debt	6,418	46,735
Changes in operating assets and liabilities:	—
Decrease (increase) in unbilled rents receivable, net	5,832	(3,524)
(Increase) decrease in deferred charges and other assets	(6,679)	813
Decrease in accounts receivable, net	(792)	4,242
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,412)	(3,376)
(Decrease) increase in rents received in advance and security deposits	(969)	784
(Decrease) increase in accrued interest payable	(503)	273
Net cash flows provided by operating activities - continuing operations	43,774	18,966
Net cash flows (used in) provided by operating activities - discontinued operations	1,936	8,981

Net cash provided by operating activities	$45,710	$27,947

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(5,192)	$—
Rental property additions, improvements and other costs	(26,724)	(32,077)
Development of rental property and other related costs	(58,610)	(120,023)
Proceeds from the sales of rental property	236,864	42,702
Proceeds from sale of investments in joint ventures	—	1,975
Repayment of notes receivable	1,433	381
Investment in unconsolidated joint ventures	(147)	(398)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,450	4,949
Net cash provided by (used in) investing activities - continuing operations	155,074	(102,491)
Net cash provided by investing activities - discontinued operations	—	592,590

Net cash provided by investing activities	$155,074	$490,099

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$43,000	$170,000
Repayment of revolving credit facility	(115,000)	(33,000)
Borrowings from term loans	—	150,000
Repayments of term loans	—	(123,000)
Repayments of unsecured term loans	—	(573,727)
Proceeds from mortgages and loans payable	149,068	93,772
Repayment of mortgages, loans payable and other obligations	(240,270)	(129,770)
Redemption of redeemable noncontrolling interests, net	(12,000)	—
Payment of early debt extinguishment costs	(5,140)	(49,874)
Common unit redemptions	(2,497)	(410)
Payment of financing costs	(3,025)	(7,339)
Contribution from noncontrolling interests	18	185
Distributions to redeemable noncontrolling interests	(12,908)	(12,942)
Payment of common dividends and distributions	(56)	(468)

Net cash (used in) provided by financing activities	$(198,810)	$(516,573)

Net (decrease) increase in cash and cash equivalents	$1,974	$1,473
Cash, cash equivalents and restricted cash, beginning of period (1)	51,455	52,302

Cash, cash equivalents and restricted cash, end of period (2)	$53,429	$53,775
(1)Includes Restricted Cash of $19,701 and $14,207 as of December 31, 2021 and 2020, respectively.
(2)Includes Restricted Cash of $24,356 and $16,147 as of June 30, 2022 and 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). In December 2021, the Company changed its names from Mack-Cali Realty Corporation to Veris Residential, Inc. and Mack-Cali Realty, L.P. to Veris Residential, L.P. reflecting the Company’s continued transition to a multifamily REIT, and on December 10, 2021, the General Partner began trading on the New York Stock Exchange (“NYSE”) under its new ticker symbol, “VRE.” The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.7 and 91.0 percent common unit interest in the Operating Partnership as of June 30, 2022 and December 31, 2021, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.
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
As of June 30, 2022, the Company owned or had interests in 36 properties (the “Properties”) and developable land. The Properties are comprised of 23 multifamily rental properties as well as non-core assets comprised of six office properties, four parking/retail properties and three hotels. The Properties are comprised of: (a) 27 wholly-owned or Company-controlled properties comprised of 16 multifamily properties and 11 non-core assets, and (b) nine properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and two non-core assets.
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
As of June 30, 2022 and December 31, 2021, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P., formerly known as Roseland Residential, L.P. (See Note 14: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $473.4 million and $477.5 million, respectively, other assets of $5.8 million and $5.3 million, respectively, mortgages of $285.6 million and $285.7 million, respectively, and other liabilities of $20.1 million and $21.2 million, respectively.
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
Rental Property
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.4 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
Included in net investment in rental property as of June 30, 2022 and December 31, 2021 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Land held for development (including pre-development costs, if any) (a)(b)	$289,459	$341,496
Development and construction in progress, including land (c)	446,281	694,768
Total	$735,740	$1,036,264
(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $118.0 million and $150.9 million as of June 30, 2022 and December 31, 2021, respectively.
(b)Includes land of $68.8 million as of June 30, 2022 and December 31, 2021, respectively.
(c)Includes $35.2 million of land and $77.6 million of building and improvements pertaining to assets held for sale at June 30, 2022.

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
Dividends and Distributions Payable
On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020. As the Company’s management estimated that as of September 2020 it had satisfied its dividend obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. On March 19, 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s then projected 2021 taxable income estimates. The Company believes that with its taxable income/loss for 2021, it has met its dividend obligations as a REIT for the year with no dividends paid. The Company anticipates its regular quarterly common dividend to remain suspended in 2022 while it seeks to conclude its transition into a pureplay multifamily REIT.
The dividends and distributions payable at June 30, 2022 and December 31, 2021 represent amounts payable on unvested LTIP units.
Impact of Recently-Issued Accounting Standards
In June 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between June 30, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. The Company does not expect the impact the adoption of ASU 2020-04 to have a material impact on the Company’s consolidated financial statements.
3.    RECENT TRANSACTIONS
Acquisition
On March 16, 2022, the Company agreed to acquire a 240-apartment unit multifamily property in Park Ridge, New Jersey, for a purchase price of $129.6 million. The transaction closed on July 21, 2022.
Properties Commencing Initial Operations
The following property commenced initial operations during the six months ended June 30, 2022 (dollars in thousands):

In Service Date	Property	Location	Property Type	# of Apartment Units	Total Development Costs Incurred
04/01/22	Haus25 (a)	Jersey City	Multi-Family	750	$347,918
Totals				750	$347,918
(a) As of June 30, 2022, 631 apartment units are currently available for occupancy.

Real Estate Held for Sale/Discontinued Operations/Dispositions
The Company had discontinued operations related to its former suburban New Jersey office portfolio (collectively, the “Suburban Office Portfolio”) which represented a strategic shift in the Company’s operations in 2019. The Company has sold all but one of those assets and expects to dispose of this final suburban office asset in the fourth quarter of 2022. See Note 7: Discontinued Operations.
As of June 30, 2022, the Company identified as held for sale two office properties totaling approximately 1.6 million square feet and several developable land parcels, which are located in Jersey City, Holmdel, Parsippany, Morris Township, Wall and Weehawken, New Jersey. As a result of recent sales contracts in place, the Company determined that the carrying value of one of the remaining held for sale properties and two land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and six months ended June 30, 2022, recognized an unrealized held for sale loss allowance of $4.4 million (all of which is included in discontinued operations) and also recorded land and other impairments of $3.9 million.
As of June 30, 2022 two land parcels that were previously identified as held for sale were reclassified as held and used resulting in transaction costs of $0.1 million.
The total estimated sales proceeds of real estate held for sale, net of expected selling costs but before the extinguishment of $250 million of mortgages encumbering an office property and related costs, are expected to be approximately $516.2 million.
The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban Office Portfolio	Other Assets Held for Sale	Total
Land	$4,336	$122,660	$126,996
Building & Other	25,945	360,731	386,676
Less: Accumulated depreciation	(12,165)	(128,442)	(140,607)
Less: Cumulative unrealized losses on property held for sale	(4,440)	$—	(4,440)
Real estate held for sale, net	$13,676	$354,949	$368,625

Other assets and liabilities	Suburban Office Portfolio	Other Assets Held for Sale	Total
Unbilled rents receivable, net (a)	$572	$15,671	$16,243
Deferred charges, net (a)	682	12,164	12,846
Mortgages & loans payable, net (a)	—	(249,155)	(249,155)
Accounts payable, accrued exp & other liability	(1,054)	(4,890)	(5,944)
Unearned rents/deferred rental income (a)	—	(3,778)	(3,778)
(a)Expected to be removed with the completion of the sales.

The Company disposed of the following rental property during the six months ended June 30, 2022 (dollars in thousands):

Disposition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Realized Gains (Losses) Unrealized Losses, net	Discontinued Operations Realized Gains (Losses)/ Unrealized Losses, net
01/21/22	111 River Street	Hoboken, New Jersey	1	566,215	Office	$208,268	(a)	$206,432	$1,836	$—

Unrealized gains (losses) on real estate held for sale									—	(4,440)
Totals			1	566,215		$208,268		$206,432	$1,836	$(4,440)
(a)The mortgage loan encumbering the property was repaid at closing, for which the Company incurred costs of $6.3 million. These costs were expensed as loss from extinguishment of debt during the six months ended June 30, 2022.
The Company disposed of the following developable land holdings during the six months ended June 30, 2022 (dollars in thousands):

Disposition Date	Property Address	Location	Net Sales Proceeds	Net Carrying Value	Realized Gains (Losses)/ Unrealized Losses, net
03/22/22	Palladium residential land	West Windsor, New Jersey	$23,908	$24,182	$(274)
03/22/22	Palladium commercial land	West Windsor, New Jersey	4,688	1,791	2,897
04/15/22	Port Imperial Park parcel (a)	Weehawken, New Jersey	29,331	29,744	(413)
04/21/22	Urby II/III (a)	Jersey City, New Jersey	68,854	13,316	55,538

Totals			$126,781	$69,033	$57,748
(a)The net sale proceeds were held by a qualified intermediary, which is recorded in deferred charges and other assets as of June 30, 2022. See Note 5: Deferred Charges and Other Assets, Net.
Impairments on Properties and Land Held and Used
The Company determined that, due to the shortening of its expected hold period for several land parcels, it was necessary to reduce the carrying value of these assets to their estimated fair values. Accordingly, the Company recorded an impairment charge of $2.9 million on the land parcels in land and other impairments on the consolidated statement of operations for the six months ended June 30, 2022.
4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2022, the Company had an aggregate investment of approximately $132.8 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of June 30, 2022, the unconsolidated joint ventures owned: seven multifamily properties totaling 2,146 apartment units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel and interests and/or rights to developable land parcels able to accommodate up to 771 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of June 30, 2022, the outstanding balance of such debt, subject to guarantees, totaled $189.8 million of which $22 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.9 million and $0.9 million for such services in the three months ended June 30, 2022 and 2021, respectively. The Company had $0.2 million and $0.2 million in accounts receivable due from its unconsolidated joint ventures as of June 30, 2022 and December 31, 2021, respectively.
The Company does not have any investments in unconsolidated joint ventures as of June 30, 2022 that are considered VIEs. The Company had three investments in unconsolidated joint ventures which were primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that these unconsolidated joint ventures are no longer VIEs since these ventures have completed their development projects and are now in operation.
The following is a summary of the Company's unconsolidated joint ventures as of June 30, 2022 and December 31, 2021 (dollars in thousands):

Entity / Property Name	Number of Apartment Units or Rentable SF		Company's Effective Ownership % (a)	Carrying Value		Balance	Property Debt		Interest Rate
							As of June 30, 2022
				June 30, 2022	December 31, 2021		Maturity Date
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$2,187	$2,547	$60,767	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	5,733	6,077	82,000	11/10/26		3.21%
Capstone at Port Imperial	360	units	40.00%	25,651	27,401	135,000	12/22/24	SOFR+	1.2%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	32,640	33,004	92,391	07/01/33		4.82%
Urby at Harborside (e)	762	units	85.00%	64,197	66,418	189,845	08/01/29		5.197%
PI North - Land (b) (f)	771	potential units	20.00%	1,678	1,678	—	—		—
Liberty Landing (g)	850	potential units	50.00%	300	300	—	—		—
Other
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	—	—	100,000	10/01/26		3.668%
Other (h)				404	347	—	—		—
Totals:				$132,790	$137,772	$690,195
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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity / Property Name	2022	2021	2022	2021
Multifamily
Metropolitan and Lofts at 40 Park	$(95)	$(265)	$(233)	$(496)
RiverTrace at Port Imperial	80	(5)	147	(10)
Capstone at Port Imperial (a)	23	(458)	49	(458)
Riverpark at Harrison	45	(76)	45	(126)
Station House	(96)	(454)	(455)	(819)
Urby at Harborside (b)	2,793	1,680	2,768	936
PI North - Land	(102)	(62)	(173)	(118)
Liberty Landing	(10)	—	(10)	—
Office
12 Vreeland Road (c)	—	2	—	2
Offices at Crystal Lake (d)	—	(16)	—	(135)
Other
Other	—	3	13	117

Company's equity in earnings (loss) of unconsolidated joint ventures (e)	$2,638	$349	$2,151	$(1,107)
(a)The property commenced operations in second quarter 2021.
(b)Includes $2.6 million of the Company’s share of the venture’s income from its sale of an economic urban tax credit certificate from the State of New Jersey to a third party. The venture has an agreement to sell tax credits to a third party over the next five years for $3.0 million per year for a total of $15 million. The sales are subject to the venture obtaining the tax credits from the State of New Jersey each year and transferring the tax credit certificate to the buyer each year.
(c)On April 29, 2021, the Company sold its interest in the joint venture for a gross sale price of approximately $2 million.
(d)On September 1, 2021, the Company sold its interest in this unconsolidated joint venture to its venture partner for $1.9 million.
(e)Amounts are net of amortization of basis differences of $154 and $143 for the three months ended June 30, 2022 and 2021, respectively, and $309 and $286 for the six months ended June 30, 2022 and 2021, respectively.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	June 30, 2022	December 31, 2021
Deferred leasing costs	$85,841	$88,265
Deferred financing costs - revolving credit facility (a)	6,684	6,684
	92,525	94,949
Accumulated amortization	(41,052)	(40,956)
Deferred charges, net	51,473	53,993
Notes receivable (b)	2,718	4,015
In-place lease values, related intangibles and other assets, net (c)	10,706	42,183
Right of use assets (c)	2,896	22,298
Prepaid expenses and other assets, net (d)	135,674	28,858

Total deferred charges and other assets, net	$203,467	$151,347
(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)As of June 30, 2022 and December 31, 2021, respectively, includes an interest-free note receivable with a net present value of $0.4 million and $0.7 million which matures in April 2023. The Company believes this balance is fully collectible. Also includes $2.1 million, net of a loan loss allowance of $0.1 million, as of June 30, 2022 and $3.1 million, net of a loan loss allowance of $0.2 million, as of December 31, 2021, of seller-financing provided by the Company to the buyers of the Metropark portfolio. The receivable is secured against available cash of one of the Metropark properties disposed of and earned an annual return of four percent for 90 days after the disposition, with the interest rate increased to 15 percent through November 18, 2021 and to 10 percent thereafter, pursuant to an amended operating agreement.
(c)This amount has a corresponding liability of $3.2 million and $23.7 million as of June 30, 2022 and December 31, 2021, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Ground Lease agreements for further details.
(d)As of June 30, 2022, includes $98.3 million of funds available with the Company’s qualified intermediary from property sales proceeds, which were utilized in the acquisition of a property in Park Ridge, New Jersey, in July 2022.
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $1.0 million will be reclassified as a decrease to interest expense.
As of June 30, 2022, the Company had two interest rate caps outstanding with a notional amount of $185 million designated as cash flow hedges of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 (dollars in thousands):

Asset Derivatives designated as hedging instruments	Fair Value		Balance sheet location
	June 30, 2022	December 31, 2021
Interest rate caps	$4,883	$850	Deferred charges and other assets
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ending June 30, 2022 and 2021 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Total Amount of Interest Expense presented in the consolidated statements of operations
Three months ended June 30,	2022	2021		2022	2021	2022	2021
Interest Rate Caps	$(60)	$—	Interest expense	$(2,213)	$—	$(17,707)	$(16,554)
Six months ended June 30,
Interest Rate Caps	$2,122	$—	Interest expense	$(2,097)	$—	$(32,733)	$(34,164)
Credit-risk-related Contingent Features
As of June 30, 2022, the Company did not have any interest rate derivatives in a net liability position.

6.    RESTRICTED CASH
Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Security deposits	$8,380	$6,884
Escrow and other reserve funds	15,976	12,817

Total restricted cash	$24,356	$19,701
7.    DISCONTINUED OPERATIONS
On December 19, 2019, the Company announced that its Board had determined to sell the Company’s entire Suburban Office Portfolio totaling approximately 6.6 million square feet, excluding the Company’s office properties in Jersey City, New Jersey. As the decision to sell the Suburban Office Portfolio represented a strategic shift in the Company’s operations, these properties’ results are being classified as discontinued operations for all periods presented.
In late 2019 through December 31, 2021, the Company completed the sale of all but one of its 37 properties in the Suburban Office Portfolio, totaling 6.3 million square feet, for net sales proceeds of $1.0 billion. The last property in the Suburban Office Portfolio, a 350,000 square foot office property, was reclassified as held for sale at June 30, 2022, and the Company expects to dispose of this property in the fourth quarter of 2022. As a result of the sales contract in place, the Company determined that the carrying value of the held for sale property was not expected to be recovered from estimated net sales proceeds and accordingly, during the three and six months ended June 30, 2022, recognized an unrealized held for sale loss allowance of $4.4 million.
The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$1,546	$7,405	$3,012	$30,602
Operating and other expenses	(407)	(2,879)	(732)	(11,945)
Depreciation and amortization	(296)	(648)	(692)	(1,702)
Interest expense	—	(277)	—	(1,570)

Income from discontinued operations	843	3,601	1,588	15,385

Unrealized gains (losses) on disposition of rental property (a)	(4,440)	(951)	(4,440)	69
Realized gains (losses) on disposition of rental property	—	3,031	—	24,792
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	2,080	(4,440)	24,861

Total discontinued operations, net	$(3,597)	$5,681	$(2,852)	$40,246
(a)Represents valuation allowances and impairment charges on properties classified as discontinued operations.

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
The Company was in compliance with its debt covenants under its revolving credit facility as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company had borrowings of $76 million and $148 million under its revolving credit facility, respectively.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of June 30, 2022, 21 of the Company’s properties, with a total carrying value of approximately $3.2 billion, and one of the Company’s land and development projects, with a total carrying value of approximately $483.0 million, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of June 30, 2022, except as otherwise disclosed.
A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2022 and December 31, 2021 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	June 30, 2022	December 31, 2021	Maturity
111 River St. (b)	Athene Annuity and Life Company		3.90%	$—	$150,000	—
Port Imperial 4/5 Hotel (c)	Fifth Third Bank	LIBOR+	3.40%	89,000	89,000	04/01/23
Portside at Pier One	CBRE Capital Markets/FreddieMac		3.57%	58,998	58,998	08/01/23
Signature Place	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Haus25 (d)	QuadReal Finance	LIBOR+	2.70%	291,672	255,453	12/01/24
Portside 5/6 (e)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
101 Hudson	Wells Fargo CMBS		3.20%	250,000	250,000	10/11/26
The Upton (f)	Bank of New York Mellon	LIBOR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square	MUFG Union Bank	LIBOR+	1.84%	63,000	63,000	12/10/26
Riverhouse 9 at Port Imperial (g)	JP Morgan Chase Bank	SOFR+	1.41%	110,000	87,175	06/01/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Riverhouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (h)	New York Community Bank		3.77%	160,000	160,000	07/01/29
Port Imperial South 4/5 Garage (i)	American General Life & A/G PC		4.85%	32,418	32,664	12/01/29
Emery at Overlook Ridge	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				2,161,088	2,252,290
Unamortized deferred financing costs				(9,599)	(11,220)

Total mortgages, loans payable and other obligations, net				$2,151,489	$2,241,070
(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)In January 2022, the Company repaid this mortgage loan upon disposition of the property which was collateral against the mortgage loan. This mortgage loan did not permit early pre-payment. As a result of the disposal of the property, the Company incurred costs of approximately $6.3 million at closing, which was expensed as loss from extinguishment of debt in the first quarter of 2022. See Note 3-Recent Transactions.
(c)In May 2021, the Company executed an agreement extending its maturity date to April 2023, with a six month extension option. The Company repaid $5 million of the outstanding principal and has guaranteed $14.5 million of the outstanding principal, subject to certain conditions. The loan requires a debt service coverage charge test (“DSCR Test”), which the Company was not in compliance with for the quarter ended March 31, 2022. Therefore, the Company was required to deposit three months of interest amounting to $0.7 million into an escrow account and sweep all excess property level cash flows into such escrow account until two consecutive periods have passed where the Company is in compliance with the DSCR Test. The Company does not believe this will have a material impact on its results of operations or financial condition.
(d)This construction loan has a LIBOR floor of 2.0 percent, has a maximum borrowing capacity of $300 million and provides, subject to certain conditions, a one year extension option with a fee of 25 basis points.
(e)The Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.
(f)On October 27, 2021, the Company obtained a $75 million mortgage loan maturing in October 2026 and repaid the existing construction loan. The Company entered into an interest-rate cap agreement for the mortgage loan.
(g)The construction loan had a maximum borrowing capacity of $92 million. On June 21, 2022, the Company obtained a $110 million mortgage loan maturing in June 2027 from a different lender and repaid the existing construction loan. The Company entered into an interest-rate cap agreement for the mortgage loan.
(h)Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.
(i)The loan was modified to defer interest and principal payments for a six month period ending December 31, 2020. As of June 30, 2022, deferred interest of $0.8 million has been added to the principal balance.
CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2022 and 2021 was $37.0 million and $48.5 million (of which zero and $1.3 million pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the six months ended June 30, 2022 and 2021 was $10.5 million and $16.4 million, respectively (which amounts included zero and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).
SUMMARY OF INDEBTEDNESS

(dollars in thousands)	June 30, 2022		December 31, 2021
	Balance	Weighted Average Interest Rate (a)	Balance	Weighted Average Interest Rate (a)
Fixed Rate Debt	$1,526,912	3.70%	$1,675,353	3.71%
Revolving Credit Facility & Other Variable Rate Debt (a)	700,577	3.72%	713,717	3.32%

Totals/Weighted Average:	$2,227,489	3.70%	$2,389,070	3.60%
(a) Includes debt with interest rate caps outstanding with a notional amount of $185 million.
10.    EMPLOYEE BENEFIT 401(k) PLANS
Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2022 and 2021 was $148 thousand and $158 thousand, respectively and $330 thousand and $338 thousand for the six months ended June 30, 2022 and 2021, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2022 and December 31, 2021. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2022 and December 31, 2021.
The fair value of the Company’s long-term debt, consisting of revolving credit facility and term loan and mortgages, loans payable and other obligations aggregated approximately $2.1 billion and $2.4 billion as compared to the book value of approximately $2.2 billion and $2.4 billion as of June 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.
The notes receivable by the Company are presented at the lower of cost basis or net amount expected to be collected in accordance with ASC 326. For its seller-financing note receivable provided to the buyers of the Metropark portfolio, the Company calculated the net present value of contractual cash flows of the total receivable. The Company accordingly recorded a loan loss allowance charge of $110 thousand at June 30, 2022, which was deducted from the amortized cost basis of the note receivable. Such charge was recorded in Interest and other investment income (loss) for the six months ended June 30, 2022. See Note 5: Deferred charges and other assets, net.
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
As of June 30, 2022, assumptions that were utilized in the fair value calculation included:

Description	Primary Valuation Techniques	Unobservable Assumptions	Location Type	Range of Rates
Land holdings held for sale and held and used on which the Company recognized impairment losses	Developable area and units and market rate per square foot or sale prices per purchase and sale agreements	Market rate per residential unit	Waterfront	$76,000 - $78,000

As of June 30, 2022, the Company identified as held for sale two office properties totaling approximately 1.6 million square feet and several developable land parcels, which are located in Jersey City, Holmdel, Morris Township, Wall and Weehawken, New Jersey. As a result of recent sales contracts in place, the Company determined that the carrying value of one of the remaining held for sale office properties and two land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and six months ended June 30, 2022, recognized an unrealized held for sale loss allowance of $4.4 million (all of which is included in discontinued operations) and also recorded land and other impairments of $3.9 million
The Company determined that, due to the shortening of its expected hold period for several land parcels, it was necessary to reduce the carrying value of these assets to their estimated fair values. Accordingly, the Company recorded an impairment charge of $2.9 million on the land parcels in land and other impairments on the consolidated statement of operations for the six months ended June 30, 2022.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2022 and current estimates of fair value may differ significantly from the amounts presented herein.
The ongoing impact of COVID-19 worldwide has impacted global economic activity and continues to cause volatility in financial markets. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted. In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of June 30, 2022.
12.    COMMITMENTS AND CONTINGENCIES
TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

Property Name	Location	Asset Type	PILOT Expiration Dates	Pilot Payments Three Months Ended June 30,		Pilot Payments Six Months Ended June 30,
				2022	2021	2022	2021
				(Dollars in Thousands)		(Dollars in Thousands)
BLVD 475 (Monaco) (a)	Jersey City, NJ	Multifamily	2/2021	$—	$—	$—	$474
111 River Street (b)	Hoboken, NJ	Office	4/2022	—	370	85	739
Harborside Plaza 4A (c)	Jersey City, NJ	Office	2/2022	—	264	218	528
Harborside Plaza 5 (d)	Jersey City, NJ	Office	6/2022	1,109	1,080	2,217	2,159
BLVD 401 (Marbella 2) (e)	Jersey City, NJ	Multifamily	4/2026	376	327	735	587
RiverHouse 11 at Port Imperial (f)	Weehawken, NJ	Multifamily	7/2033	356	416	706	668
Port Imperial 4/5 Hotel (g)	Weehawken, NJ	Hotel	12/2033	733	536	1,466	1,071
RiverHouse 9 at Port Imperial (h)	Weehawken, NJ	Multifamily	6/2046	318	—	640	—
Haus25 (i)	Jersey City, NJ	Mixed-Use	3/2047	124	—	124	—
Total Pilot taxes				$3,016	$2,993	$6,191	$6,226
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
GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2022 and December 31, 2021, are as follows (dollars in thousands):

Year	As of June 30, 2022 Amount
July 1 through December 31, 2022	$96
2023	192
2024	192
2025	199
2026	199
2027 through 2101	31,864
Total lease payments	32,742
Less: imputed interest	(29,540)

Total	$3,202

Year	As of December 31, 2021 Amount
2022	$1,695
2023	1,702
2024	1,721
2025	1,728
2026	1,728
2027 through 2101	151,253
Total lease payments	159,827
Less: imputed interest	(136,141)

Total	$23,686

Ground lease expense incurred by the Company amounted to $214 thousand and $380 thousand for the three months ended June 30, 2022 and 2021, respectively and $562 thousand and $640 thousand for the six months ended June 30, 2022 and 2021, respectively.
In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $2.9 million at June 30, 2022 for two ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rate used to arrive at the NPV was 7.618 percent for the remaining ground lease terms of 82.58 years each. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

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
During the three and six months ended June 30, 2022, the Company’s total costs incurred relating to the management changes discussed above, including the severance and related costs for the departure of the Company’s former executive officers, as well as other terminated employees, amounted to $1.2 million and $8.8 million, respectively, which was included in general and administrative expense.
OTHER
Certain Company properties acquired by contribution from unrelated common unitholders of the Operating Partnership, were subject to restrictions on disposition, except in a manner which did not result in recognition of built-in-gain allocable to such unitholders or which reimbursed the unitholders for the tax consequences thereof (collectively, the “Property Lock-Ups”). While these Property Lock-Ups, have expired, the Company is generally required to use commercially reasonable efforts to prevent any disposition of the subject properties from resulting in the recognition of built-in gain to these unitholders, which include members of the Mack Group (which includes William L. Mack, a former director and David S. Mack, a former director. As of June 30, 2022, taking into account tax-free exchanges on the originally contributed properties, either wholly or partially, over time, five of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of June 30, 2022, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.
As of June 30, 2022, the Company has outstanding stay-on award agreements with 32 employees, which provides them with the potential to receive compensation, in cash or Company stock at the employees’ option, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified. The total potential cost of such awards is currently estimated to be up to approximately $1.7 million, including the potential future issuance of up to 67,981 shares of the Company’s common stock. Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, all of which were signed in late 2020 and early 2021, and all other conditions were satisfied.
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
Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at June 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

Year	As of June 30, 2022 Amount
July 1 through December 31, 2022	$45,735
2023	90,521
2024	80,735
2025	77,227
2026	74,513
2027 and thereafter	381,764

Total	$750,495

Year	As of December 31, 2021 Amount
2022	$115,256
2023	114,355
2024	98,374
2025	94,042
2026	91,297
2027 and thereafter	416,712

Total	$930,036
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
Rockpoint Transaction
On February 27, 2017, the Company, Veris Residential Trust (“VRT”), formerly known as Roseland Residential Trust, the Company’s subsidiary through which the Company conducts its multifamily residential real estate operations, Veris Residential Partners, L.P. (“VRLP”), formerly known as Roseland Residential, L.P., the operating partnership through which VRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Original Investment Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). The Original Investment Agreement provided for

VRT to contribute property to VRLP in exchange for common units of limited partnership interests in VRLP (the “Common Units”) and for multiple equity investments by Rockpoint in VRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests in VRLP (the “Preferred Units”). The initial closing under the Original Investment Agreement occurred on March 10, 2017 for $150 million of Preferred Units and the parties agreed that the Company’s contributed equity value (“VRT Contributed Equity Value”), was $1.23 billion at closing. During the year ended December 31, 2018, a total additional amount of $105 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement. During the six months ended June 30, 2019, a total additional amount of $45 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement, which brought the Preferred Units to the full balance of $300 million. In addition, certain contributions of property to VRLP by VRT subsequent to the execution of the Original Investment Agreement resulted in VRT being issued approximately $46 million of Preferred Units and Common Units in VRLP prior to June 26, 2019.
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
•second, 95.36% to VRT and 4.64% to Rockpoint until VRT has received a 6% annual return (the “VRT Base Return”) on the equity value of the properties contributed by it to VRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to VRLP in the future; and
•third, pro rata to Rockpoint and VRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at June 30, 2022, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units).
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
•fifth, pro rata to Rockpoint and VRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at June 30, 2022, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units); and
•sixth, to Rockpoint and VRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to VRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at June 30, 2022, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to VRT in respect of Preferred Units and 87.728% to VRT in respect of Common Units).
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
As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of June 30, 2022. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of VRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights or plans for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $484.4 million as of June 30, 2022.
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
Each Series A Unit has a stated value of $1,000, pays dividends quarterly at an annual rate of 3.5 percent (subject to increase under certain circumstances), is convertible into 28.15 common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance, or an aggregate of up to 1,204,820 common units. The conversion rate was based on a value of $35.52 per common unit. The Series A Units have a liquidation and dividend preference senior to the common units and include customary anti-dilution protections for stock splits and similar events. The Series A Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder. During the six months ended June 30, 2022, 12,000 Series A Units were redeemed for cash at the stated value.
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
Each Series A-1 Unit has a stated value of $1,000 (the “Stated Value”), pays dividends quarterly at an annual rate equal to the greater of (x) 3.50 percent, or (y) the then-effective annual dividend yield on the General Partner’s common stock, and is convertible into 27.936 common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance, or an aggregate of up to 257,375 Common Units. The conversion rate was based on a value of $35.80 per common unit. The Series A-1 Units have a liquidation and dividend preference senior to the Common Units and include customary anti-dilution protections for stock splits and similar events. The Series A-1 Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder. The Series A-1 Units are pari passu with the 3.5% Series A Units issued on February 3, 2017.
The following tables set forth the changes in Redeemable noncontrolling interests for the three and six months ended June 30, 2022 and 2021, respectively (dollars in thousands):

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at April 1, 2022	$40,302	$472,210	$512,512
Redemption/Payout	—	—	—
Redeemable Noncontrolling Interests Issued	—	—	—
Net	40,302	472,210	512,512
Income Attributed to Noncontrolling Interests	350	6,016	6,366
Distributions	(350)	(6,016)	(6,366)
Redemption Value Adjustment	(71)	3,884	3,813
Balance at June 30, 2022	$40,231	$476,094	$516,325

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at April 1, 2021	$52,324	$462,943	$515,267
Redeemable Noncontrolling Interests Issued	—	—	—
Net	52,324	462,943	515,267
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	—	1,705	1,705
Balance at June 30, 2021	$52,324	$464,648	$516,972

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2022	$52,324	$468,989	$521,313
Redemption/Payout	(12,000)	—	(12,000)
Redeemable Noncontrolling Interests Issued	—	—	—
Net	40,324	468,989	509,313
Income Attributed to Noncontrolling Interests	771	12,032	12,803
Distributions	(771)	(12,032)	(12,803)
Redemption Value Adjustment	(93)	7,105	7,012
Balance at June 30, 2022	$40,231	$476,094	$516,325

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2021	$52,324	$460,973	$513,297
Redeemable Noncontrolling Interests Issued	—	—	—
Net	52,324	460,973	513,297
Income Attributed to Noncontrolling Interests	910	12,032	12,942
Distributions	(910)	(12,032)	(12,942)
Redemption Value Adjustment	—	3,675	3,675
Balance at June 30, 2021	$52,324	$464,648	$516,972
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
The following table reflects the activity of the General Partner capital for the three and six months ended June 30, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Opening Balance	$1,275,681	$1,406,823	$1,281,982	$1,398,817
Net income (loss) available to common shareholders	26,373	(72,079)	17,281	(64,456)
Common stock distributions	—	—	—	—
Redeemable noncontrolling interests	(3,524)	(1,550)	(6,466)	(3,341)
Redemption of common units for common stock	161	2,716	161	2,716
Shares issued under Dividend Reinvestment and Stock Purchase Plan	16	11	27	29
Directors' deferred compensation plan	110	66	220	138
Stock Compensation	2,509	1,239	4,466	1,885
Cancellation of common stock	(696)	—	(696)	(118)
Other comprehensive income (loss)	(54)	—	1,932	—
Rebalancing of ownership percent between parent and subsidiaries	(4,296)	(2,000)	(2,627)	(444)
Balance at June 30	$1,296,280	$1,335,226	$1,296,280	$1,335,226

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
On December 13, 2021, the Company entered into a distribution agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Goldman Sachs & Co. LLC, R. Seelaus & Co., LLC and Samuel A. Ramirez & Company, Inc., as sales agents. Pursuant to the Distribution Agreement, the Company may issue and sell, from time to time, shares of common stock, par value $0.01 per share, having a combined aggregate offering price of up to $200 million. The Company will pay a commission that will not exceed, but may be lower than, 2% of the gross proceeds of all shares sold through the ATM Program. As of June 30, 2022, the Company had not sold any shares pursuant to the ATM Program.
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
Stock Options
In addition to stock options issued in June 2021 under the 2013 Plan, in March 2021, the General Partner granted 950,000 stock options with an exercise price equal to the closing price of the Company’s common stock on the grant date of $15.79 per share to the Chief Executive Officer as an employment “inducement award” that is intended to comply with New York Stock Exchange Rule 303A.08. In April 2022, the General Partner granted 250,000 stock options with an exercise price equal to the closing price of the Company’s common stock on the grant date of $16.33 per share to the Chief Investment Officer as an employment “inducement award” that is intended to comply with New York Stock Exchange Rule 303A.08.
There were no stock options that were exercised under any stock option plans for the six months ended June 30, 2022 and 2021, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of June 30, 2022 and December 31, 2021, the stock options outstanding had a weighted average remaining contractual life of approximately 5.1 and 5.5 years, respectively.
The Company recognized stock options expense of $309 thousand and $224 thousand for the three months ended June 30, 2022 and 2021, respectively and $562 thousand and $338 thousand for the six months ended June 30, 2022 and 2021, respectively.
Appreciation-Only LTIP Units
In June 2019, the Company granted 625,000 Appreciation-Only LTIP Units (“AO LTIP Units”) which are a class of partnership interests in the Operating Partnership that are intended to qualify as “profits interests” for federal income tax purposes. The value of vested AO LTIP Units is realized through conversion of the AO LTIP Units into common units of limited partnership interests of the Operating Partnership (the “Common Units”). The AO LTIP Units allow the former executive to earn zero to 100% of the AO LTIP Units granted on a graduated basis of 250,000, 250,000 and 125,000 AO

LTIP Units if the fair market value of the Company’s common stock exceeds the threshold levels of $25.00, $28.00 and $31.00 for 30 consecutive days prior to March 13, 2023.
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
As of June 30, 2022, the Company had $0.4 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 0.7 years. The Company recognized AO LTIP unit expense of $156 thousand and $155 thousand for the three months ended June 30, 2022 and June 30, 2021, and $311 thousand and $310 thousand for the six months ended June 30, 2022 and June 30, 2021.
Time-based Restricted Stock Awards and Restricted Stock Units
The Company has issued restricted stock units and common stock (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one-year to three-year vesting period. On June 15, 2022, the Company issued Restricted Stock Awards to non-employee members of the Board of Directors of the General Partner which vest within one year, of which 49,784 unvested Restricted Stock Awards were outstanding at June 30, 2022. During the year ended December 31, 2021 and the six months ended June 30, 2022, respectively, the Company granted restricted stock units to certain non executive employees of the Company which will vest after three years, of which 309,762 were still outstanding as of June 30, 2022. Restricted Stock Awards allow holders to receive shares of the Company’s common stock upon vesting. Vesting of the Restricted Stock Awards issued is based on time and service. All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan and as inducement awards.
As of June 30, 2022, the Company had $0.7 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.9 years.
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
In March and April 2022, the Company also granted LTIP Awards in the form of restricted stock units (each, an “RSU”). Each RSU entitles the holder to one share of the General Partner’s common stock upon settlement. Approximately 209,000 of the RSUs are subject to time-based vesting conditions and will vest in three equal, annual installments over a three year period ending in March and April 2025. Approximately 226,000 of the RSUs are subject to market-based vesting conditions Recipients will only earn the target amount of the market-based RSUs if, over the three year performance period, the General Partner achieves a twenty-four percent absolute TSR and if the General Partner’s TSR is in the 55th percentile of performance as compared to a group of 23 peer REITs. Recipients can earn up to 160 percent of the target amount of market-based RSUs if, over the three year performance period, the General Partner achieves a 33 percent absolute TSR and if the General Partner’s TSR is at least equal to the 75th percentile of performance as compared to the same group.
Up to an additional approximately 209,000 RSUs were granted subject to the achievement of adjusted funds from operations ranging from $0.40 to $0.60 per share in the fiscal year ending December 31, 2024. The 2022 RSU LTIP Awards are designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period. In April 2022, the General Partner granted approximately 60,000 RSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08.
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
As of June 30, 2022, the Company had $1.5 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.7 years.
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

During the three months ended June 30, 2022 and 2021, 8,234 and 3,798 deferred stock units were earned, respectively. During the six months ended June 30, 2022 and 2021, 14,417 and 8,381 deferred stock units were earned, respectively. As of June 30, 2022 and December 31, 2021, there were 48,355 and 37,603 deferred stock units outstanding, respectively.
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
The following information presents the Company’s results for the three and six months ended June 30, 2022 and 2021 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Basic EPS	2022	2021	2022	2021
Income (loss) from continuing operations	$38,247	$(79,712)	$32,975	$(100,756)
Add (deduct): Noncontrolling interests in consolidated joint ventures	784	1,198	1,758	2,533
Add (deduct): Noncontrolling interests in Operating Partnership	(3,029)	7,742	(2,064)	10,122
Add (deduct): Redeemable noncontrolling interests	(6,366)	(6,471)	(12,803)	(12,942)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(3,524)	(1,550)	(6,466)	(3,341)
Income (loss) from continuing operations available to common shareholders	$26,112	$(78,793)	$13,400	$(104,384)
Income (loss) from discontinued operations available to common shareholders	(3,263)	5,164	(2,585)	36,587
Net income (loss) available to common shareholders for basic earnings per share	22,849	(73,629)	10,815	(67,797)

Weighted average common shares	91,027	90,774	90,989	90,733

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$0.29	$(0.87)	$0.15	$(1.15)
Income (loss) from discontinued operations available to common shareholders	(0.04)	0.06	(0.03)	0.40
Net income (loss) available to common shareholders	$0.25	$(0.81)	$0.12	$(0.75)

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Diluted EPS	2022	2021	2022	2021
Net income (loss) from continuing operations available to common shareholders	$26,112	$(78,793)	$13,400	$(104,384)
Add (deduct): Noncontrolling interests in Operating Partnership	3,029	(7,742)	2,064	(10,122)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(360)	(155)	(651)	(334)
Income (loss) from continuing operations for diluted earnings per share	28,781	(86,690)	14,813	(114,840)
Income (loss) from discontinued operations for diluted earnings per share	(3,597)	5,681	(2,852)	40,246
Net income (loss) available for diluted earnings per share	$25,184	$(81,009)	$11,961	$(74,594)

Weighted average common shares	100,352	99,873	100,171	99,817

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$0.29	$(0.87)	$0.15	$(1.15)
Income (loss) from discontinued operations available to common shareholders	(0.04)	0.06	(0.03)	0.40
Net (income) loss available to common shareholders	$0.25	$(0.81)	$0.12	$(0.75)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic EPS shares	91,027	90,774	90,989	90,733
Add: Operating Partnership – common and vested LTIP units	9,302	9,099	9,144	9,084
Restricted Stock Awards	7	—	10	—
Stock Options	16	—	28	—
Diluted EPS Shares	100,352	99,873	100,171	99,817

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during the periods ended June 30, 2021 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during the periods ended June 30, 2021 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Awards outstanding as of June 30, 2022 and 2021 were 1,866,543 and 1,922,795, respectively. Unvested restricted common stock outstanding as of June 30, 2022 and 2021 were 49,784 and 39,529 shares, respectively. Unvested AO LTIP Units outstanding as of each of June 30, 2022 and 2021 were 625,000.
No dividends were declared per common share for the six-month periods ended June 30, 2022 and 2021.

Veris Residential, L.P.:

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Basic EPU	2022	2021	2022	2021
Income (loss) from continuing operations	$38,247	$(79,712)	$32,975	$(100,756)
Add (deduct): Noncontrolling interests in consolidated joint ventures	784	1,198	1,758	2,533
Add (deduct): Redeemable noncontrolling interests	(6,366)	(6,471)	(12,803)	(12,942)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(3,884)	(1,705)	(7,117)	(3,675)
Income (loss) from continuing operations available to unitholders	28,781	(86,690)	14,813	(114,840)
Income (loss) from discontinued operations available to unitholders	(3,597)	5,681	(2,852)	40,246
Net income (loss) available to common unitholders for basic earnings per unit	$25,184	$(81,009)	$11,961	$(74,594)

Weighted average common units	100,329	99,873	100,133	99,817

Basic EPU:
Income (loss) from continuing operations available to unitholders	$0.29	$(0.87)	$0.15	$(1.15)
Income (loss) from discontinued operations available to unitholders	(0.04)	0.06	(0.03)	0.40
Net income (loss) available to common unitholders for basic earnings per unit	$0.25	$(0.81)	$0.12	$(0.75)

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Diluted EPU	2022	2021	2022	2021
Net income (loss) from continuing operations available to common unitholders	$28,781	$(86,690)	$14,813	$(114,840)
Income (loss) from discontinued operations for diluted earnings per unit	(3,597)	5,681	(2,852)	40,246
Net income (loss) available to common unitholders for diluted earnings per unit	$25,184	$(81,009)	$11,961	$(74,594)

Weighted average common unit	100,352	99,873	100,171	99,817

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$0.29	$(0.87)	$0.15	$(1.15)
Income (loss) from discontinued operations available to common unitholders	(0.04)	0.06	(0.03)	0.40
Net income (loss) available to common unitholders	$0.25	$(0.81)	$0.12	$(0.75)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic EPU units	100,329	99,873	100,133	99,817
Add: Restricted Stock Awards	7	—	10	—
Stock Options	16	—	28	—
Diluted EPU Units	100,352	99,873	100,171	99,817
Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during the periods ended June 30, 2021 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during the periods ended June 30, 2021 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Awards outstanding as of June 30, 2022 and 2021 were 1,866,543 and 1,922,795, respectively. Unvested restricted common stock outstanding as of June 30, 2022 and 2021 were 49,784 and 39,529 shares, respectively. Unvested AO LTIP Units outstanding as of each of June 30, 2022 and 2021 were 625,000.
No distributions were declared per common unit for the six-month periods ended June 30, 2022 and 2021.
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
The following table reflects the activity of noncontrolling interests for the three and six months ended June 30, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Opening Balance	$165,120	$182,693	$167,436	$193,563
Net (loss) income	8,277	(1,952)	12,842	3,946
Unit distributions	—	639	218	643
Redeemable noncontrolling interests	(6,726)	(6,626)	(13,454)	(13,276)
Change in noncontrolling interests in consolidated joint ventures	7	175	18	185
Redemption of common units for common stock	(161)	(2,716)	(161)	(2,716)
Redemption of common units	(359)	(410)	(1,801)	(10,869)
Stock compensation	445	1,304	2,978	3,187
Other comprehensive income (loss)	(6)	—	190	—
Rebalancing of ownership percentage between parent and subsidiaries	4,296	2,000	2,627	444
Balance at June 30	$170,893	$175,107	$170,893	$175,107
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2022, the Company has decreased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $2.6 million as of June 30, 2022.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the six months ended June 30, 2022, the Company redeemed for cash 108,416 common units at their fair value of $1.8 million.
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
Noncontrolling Interests Ownership in Operating Partnership
As of June 30, 2022 and December 31, 2021, the noncontrolling interests common unitholders owned 9.3 percent and 9.0 percent of the Operating Partnership, respectively.
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
17.    SEGMENT REPORTING
The Company operates in two business segments: (i) multifamily real estate and services and (ii) commercial and other real estate. The Company provides property management, leasing, acquisition, development, construction and tenant-related services for its commercial and other real estate and multifamily real estate portfolio. The Company’s multifamily services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the six months ended June 30, 2022 and 2021. The Company had no long lived assets in foreign locations as of June 30, 2022 and December 31, 2021. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.
The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multifamily real estate and services). All properties classified as discontinued operations have been excluded.
Selected results of operations for the three and six months ended June 30, 2022 and 2021 and selected asset information as of June 30, 2022 and December 31, 2021 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial & Other Real Estate	Multifamily Real Estate & Services (d)	Corporate & Other (e)	Total Company
Total revenues:
Three months ended:
June 30, 2022	$27,392	$52,876	$(442)	$79,826
June 30, 2021	39,886	40,279	(478)	79,687
Six months ended:
June 30, 2022	$79,010	$99,393	$(944)	$177,459
June 30, 2021	77,581	77,596	(957)	154,220

Total operating and interest expenses (a):
Three months ended:
June 30, 2022	$13,645	$26,221	$27,714	$67,580
June 30, 2021	15,946	30,909	27,732	74,587

Six months ended:
June 30, 2022	$30,777	$51,008	$57,333	$139,118
June 30, 2021	35,270	53,065	52,182	140,517

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
June 30, 2022	$—	$2,638	$—	$2,638
June 30, 2021	(14)	363	—	349
Six months ended:
June 30, 2022	$—	$2,151	$—	$2,151
June 30, 2021	(133)	(974)	—	(1,107)

Net operating income (loss) (b):
Three months ended:
June 30, 2022	$13,747	$29,293	$(28,156)	$14,884
June 30, 2021	23,926	9,733	(28,210)	5,449
Six months ended:
June 30, 2022	$48,233	$50,536	$(58,277)	$40,492
June 30, 2021	42,178	23,557	(53,139)	12,596

Total assets:
June 30, 2022	$952,889	$3,344,869	$13,239	$4,310,997
December 31, 2021	1,216,717	3,294,226	16,375	4,527,318

Total long-lived assets (c):
June 30, 2022	$881,373	$3,038,397	$(1,602)	$3,918,168
December 31, 2021	1,087,198	3,098,492	(1,309)	4,184,381

Total investments in unconsolidated joint ventures:
June 30, 2022	$—	132,790	$—	$132,790
December 31, 2021	—	137,772	—	137,772

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

Veris Residential, Inc.
The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net operating income	$14,884	$5,449	$40,492	$12,596
Add (deduct):
Depreciation and amortization	(27,733)	(28,498)	(53,851)	(56,276)
Property Impairments	—	(6,041)	—	(6,041)
Land and other impairments, net	(3,900)	(7,519)	(6,832)	(7,932)
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	3,521	1,836	3,521
Gain on disposition of developable land	55,125	111	57,748	111
Gain (loss) from extinguishment of debt, net	(129)	(46,735)	(6,418)	(46,735)
Income (loss) from continuing operations	38,247	(79,712)	32,975	(100,756)
Discontinued operations
Income from discontinued operations	843	3,601	1,588	15,385
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	2,080	(4,440)	24,861
Total discontinued operations, net	(3,597)	5,681	(2,852)	40,246
Net income (loss)	34,650	(74,031)	30,123	(60,510)
Noncontrolling interests in consolidated joint ventures	784	1,198	1,758	2,533
Noncontrolling interests in Operating Partnership	(3,029)	7,742	(2,064)	10,122
Noncontrolling interest in discontinued operations	334	(517)	267	(3,659)
Redeemable noncontrolling interests	(6,366)	(6,471)	(12,803)	(12,942)
Net income (loss) available to common shareholders	$26,373	$(72,079)	$17,281	$(64,456)

Veris Residential, L.P.
The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net operating income	$14,884	$5,449	$40,492	$12,596
Add (deduct):
Depreciation and amortization	(27,733)	(28,498)	(53,851)	(56,276)
Property Impairments	—	(6,041)	—	(6,041)
Land and other impairments, net	(3,900)	(7,519)	(6,832)	(7,932)
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	3,521	1,836	3,521
Gain on disposition of developable land	55,125	111	57,748	111
Gain (loss) from extinguishment of debt, net	(129)	(46,735)	(6,418)	(46,735)
Income (loss) from continuing operations	38,247	(79,712)	32,975	(100,756)
Discontinued operations
Income from discontinued operations	843	3,601	1,588	15,385
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	2,080	(4,440)	24,861
Total discontinued operations, net	(3,597)	5,681	(2,852)	40,246
Net income (loss)	34,650	(74,031)	30,123	(60,510)
Noncontrolling interests in consolidated joint ventures	784	1,198	1,758	2,533
Redeemable noncontrolling interests	(6,366)	(6,471)	(12,803)	(12,942)
Net income (loss) available to common unitholders	$29,068	$(79,304)	$19,078	$(70,919)

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
As of June 30, 2022, the Company owns or has interests in 36 properties (collectively, the “Properties”) and developable land. These Properties are comprised of 23 multifamily rental properties containing 7,441 apartment units as well as non-core assets comprised of six office properties, four parking/retail properties and three hotels. The Properties are located in three states in the Northeast, plus the District of Columbia.
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
Results From Operations
The following comparisons for the three and six months ended June 30, 2022 (“2022”), as compared to the three and six months ended June 30, 2021 (“2021”), make reference to the following:
(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2021 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2020 (for the six-month period comparisons) excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2021 through June 30, 2022;
(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2021 through June 30, 2022 (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2021 through June 30, 2022 (for the six-month period comparisons); and
(iii)“Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2021 through June 30, 2022.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

(dollars in thousands)	Three Months Ended June 30,		Dollar Change	Percent Change
	2022	2021
Revenue from rental operations and other:
Revenue from leases	$68,490	$67,376	$1,114	1.7%
Parking income	4,754	3,484	1,270	36.5
Hotel income	4,536	2,714	1,822	67.1
Other income	1,149	3,520	(2,371)	(67.4)
Total revenues from rental operations	78,929	77,094	1,835	2.4

Property expenses:
Real estate taxes	12,032	12,010	22	0.2
Utilities	3,477	3,151	326	10.3
Operating services	18,706	18,943	(237)	(1.3)
Total property expenses	34,215	34,104	111	0.3

Non-property revenues:
Real estate services	897	2,593	(1,696)	(65.4)
Total non-property revenues	897	2,593	(1,696)	(65.4)

Non-property expenses:
Real estate services expenses	2,920	3,213	(293)	(9.1)
General and administrative	11,582	18,066	(6,484)	(35.9)
Transaction related costs	1,345	2,745	(1,400)	(51.0)
Depreciation and amortization	27,733	28,498	(765)	(2.7)
Property impairments	—	6,041	(6,041)	(100.0)
Land and other impairments, net	3,900	7,519	(3,619)	(48.1)
Total non-property expenses	47,480	66,082	(18,602)	(28.1)
Operating income (loss)	(1,869)	(20,499)	18,630	1,179.0
Other (expense) income:
Interest expense	(17,707)	(16,554)	(1,153)	(7.0)
Interest and other investment income (loss)	189	95	94	98.9
Equity in earnings (loss) of unconsolidated joint ventures	2,638	349	2,289	655.9
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	—	3,521	(3,521)	(100.0)
Gain on disposition of developable land	55,125	111	55,014	49,562.2
Gain (loss) from extinguishment of debt, net	(129)	(46,735)	46,606	(99.7)
Total other (expense) income	40,116	(59,213)	99,329	167.7
Income (loss) from continuing operations	38,247	(79,712)	117,959	148.0
Discontinued operations:
Income from discontinued operations	843	3,601	(2,758)	(76.6)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	2,080	(6,520)	(313.5)
Total discontinued operations	(3,597)	5,681	(9,278)	(163.3)
Net income (loss)	$34,650	$(74,031)	$108,681	146.8%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2022, as compared to 2021, divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2021 and 2022 (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2021 and 2022
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$1,114	1.7%	$3,471	5.2%	$4,073	6.0%	$(6,430)	(9.5)%
Parking income	1,270	36.5	1,215	34.9	200	5.7	(145)	(4.2)
Hotel income	1,822	67.1	1,822	67.1	—	—	—	—
Other income	(2,371)	(67.4)	(2,516)	(71.5)	169	4.8	(24)	(0.7)
Total	$1,835	2.4%	$3,992	5.2%	$4,442	5.8%	$(6,599)	(8.6)%

Property expenses:
Real estate taxes	$22	0.2%	$150	1.2%	$449	3.7%	$(577)	(4.8)%
Utilities	326	10.3	327	10.4	200	6.3	(201)	(6.4)
Operating services	(237)	(1.3)	84	0.4	1,280	6.8	(1,601)	(8.5)
Total	$111	0.3%	$561	1.6%	$1,929	5.7%	$(2,379)	(7.0)%

OTHER DATA:
Number of Consolidated Properties	27		25		2		19
Commercial Square feet (in thousands)	4,350		4,350		—		3,596
Multifamily portfolio (number of units)	5,295		4,232		1,063		—
Revenue from leases. Revenue from leases for the Same-Store Properties increased $3.5 million, or 5.2 percent, for 2022 as compared to 2021, due primarily to an increase in occupancy, market rental rates and a reduction in concessions of the multifamily rental properties, partially offset by a reduction in occupancy of the office properties in 2022 as compared to 2021.
Parking income. Parking income for the Same-Store Properties increased $1.2 million, or 34.9 percent, for 2022 as compared to 2021 due primarily to increased usage at the parking garages in 2022 as compared to 2021.
Hotel income. Hotel income for the Same-Store Properties increased $1.8 million, or 67.1 percent, for 2022 as compared to 2021, primarily due to the partial shutdown of hotel operations in 2021 as a result of the COVID-19 pandemic.
Other income. Other income for the Same-Store Properties decreased $2.5 million, or 71.5 percent, for 2022 as compared to 2021, due primarily to the recognition in 2021 of a forfeited deposit on a dead deal and post sales items received in 2021 as compared to 2022.
Real estate taxes. Real estate taxes for the Same-Store Properties increased $0.2 million, or 1.2 percent, for 2022 as compared to 2021, due primarily to the expiration in early 2021 of the PILOT agreements on two multifamily properties located in Jersey City, New Jersey.
Utilities. Utilities for the Same-Store Properties increased $0.3 million, or 10.4 percent, for 2022 as compared to 2021, due primarily to increased usage in 2022, due to unseasonably warm temperatures.

Operating services. Operating services for the Same-Store Properties increased $0.1 million or 0.4 percent, for 2022 as compared to 2021, due primarily to an increase in insurance and marketing expenses of $1.3 million in 2022 as compared to 2021, partially offset by a decrease in salaries and related expenses and repairs and maintenance costs of $1.2 million in 2022 as compared to 2021.
Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.7 million, or 65.4 percent, for 2022 as compared to 2021, due primarily to decreased third party development and management activity in 2022 as compared to 2021.
Real estate services expense. Real estate services expense decreased $0.3 million, or 9.1 percent, for 2022 as compared to 2021, due primarily to lower salaries and related expenses from a reduction in third-party services activities in 2022 as compared to 2021.
General and administrative. General and administrative expenses decreased $6.5 million, or 35.9 percent, for 2022 as compared to 2021. This decrease was due primarily to $6.1 million in severance and related costs in 2021 as compared to 2022.
Depreciation and amortization. Depreciation and amortization decreased $0.8 million, or 2.7 percent, for 2022 over 2021. This decrease was primarily due to a decrease of $2.3 million for properties sold or removed from service and lower depreciation of fully amortized assets of $2.2 million for Same-Store Properties for 2022 as compared to 2021. These were partially offset by an increase of approximately $3.7 million for 2022 as compared to 2021 in the Acquired Properties.
Property Impairments. In 2021, the Company recorded a $6.0 million impairment on its held and used office property located in Hoboken, New Jersey; the property has since been sold.
Land and other impairments, net. In 2022, the Company recorded net $3.9 million of impairments on developable land parcels. In 2021, the Company recorded $7.5 million of impairments on developable land parcels. See Note 11: Disclosure of Fair Value of Assets and Liabilities.
Interest expense. Interest expense increased $1.2 million, or 7.0 percent, for 2022 as compared to 2021. The increase is primarily related to the construction loan interest on the newly placed in service property, Haus25, this is partially offset by lower average debt balances in 2022 as compared to 2021, due to the Company’s redemption of its Senior Unsecured Notes in 2021.
Interest and other investment income (loss). Interest and other investment income (loss) was relatively unchanged for 2022 as compared to 2021.
Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $2.3 million for 2022 as compared to 2021, due primarily to higher revenues resulting from lower concessions, higher occupancy, and higher market rents at various multifamily ventures in 2022 as compared to 2021.
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $3.5 million in 2021.
Gain on disposition of developable land. In 2022, the Company recognized a gain of $55.1 million on the sale of developable land located in West Windsor, New Jersey. In 2021, the Company recognized a gain of $0.1 million on the sale of land holdings located in Hamilton, New Jersey.
Gain (loss) from extinguishment of debt, net. In 2022, the Company recognized losses of $0.1 million due to the repayment of a construction loan with a new mortgage loan at a multifamily property located in Weehawken, New Jersey. In 2021, the Company recognized losses from early extinguishment of debt of $46.7 million in 2021 which consists of $24.2 million in connection with the redemption of the Company's Senior Unsecured Notes, and defeasement of the mortgage loan with the sale of the Company's Short Hills office portfolio.
Discontinued operations. For all periods presented, the Company classified 36 office properties totaling 6.3 million square feet as discontinued operations. The Company recognized income from discontinued operations of $0.8 million in 2022 and $3.6 million in 2021, which was due to the sale of majority of the classified properties before second quarter of 2022. The Company recognized a $4.4 million valuation allowance for the remaining property in 2022. In 2021, the Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $2.1 million on these properties. See Note 7: Discontinued Operations to the Financial Statements.
Net Income (loss). Net income (loss) increased for 2022 to $34.7 million of income from a loss of $74.0 million in 2021. The increase was due to the factors discussed above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

(dollars in thousands)	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021
Revenue from rental operations and other:
Revenue from leases	$132,832	$131,587	$1,245	0.9%
Parking income	8,931	6,570	2,361	35.9
Hotel income	5,953	3,767	2,186	58.0
Other income	27,936	7,177	20,759	289.2
Total revenues from rental operations	175,652	149,101	26,551	17.8

Property expenses:
Real estate taxes	24,532	23,629	903	3.8
Utilities	7,410	7,243	167	2.3
Operating services	37,106	34,265	2,841	8.3
Total property expenses	69,048	65,137	3,911	6.0

Non-property revenues:
Real estate services	1,807	5,119	(3,312)	(64.7)
Total non-property revenues	1,807	5,119	(3,312)	(64.7)

Non-property expenses:
Real estate services expenses	5,283	6,531	(1,248)	(19.1)
General and administrative	31,056	32,052	(996)	(3.1)
Transaction related costs	1,345	2,745	(1,400)	(51.0)
Depreciation and amortization	53,851	56,276	(2,425)	(4.3)
Property impairments	—	6,041	(6,041)	(100.0)
Land and other impairments, net	6,832	7,932	(1,100)	(13.9)
Total non-property expenses	98,367	111,577	(13,210)	(11.8)
Operating income (loss)	10,044	(22,494)	32,538	1,179.0
Other (expense) income:
Interest expense	(32,733)	(34,164)	1,431	14.7
Interest and other investment income (loss)	347	112	235	209.8
Equity in earnings (loss) of unconsolidated joint ventures	2,151	(1,107)	3,258	(294.3)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	1,836	3,521	(1,685)	(47.9)
Gain on disposition of developable land	57,748	111	57,637	51925.2
Gain (loss) from extinguishment of debt, net	(6,418)	(46,735)	40,317	(86.3)
Total other (expense) income	22,931	(78,262)	101,193	9.8
Income (loss) from continuing operations	32,975	(100,756)	133,731	(132.7)
Discontinued operations:
Income from discontinued operations	1,588	15,385	(13,797)	(89.7)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	24,861	(29,301)	(117.9)
Total discontinued operations	(2,852)	40,246	(43,098)	(107.1)
Net income (loss)	$30,123	$(60,510)	$90,633	(149.8)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2022, as compared to 2021, divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2021 and 2022 (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2021 and 2022
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$1,245	0.9%	$1,930	1.5%	$10,460	7.9%	$(11,145)	(8.5)%
Parking income	2,361	35.9	2,029	30.9	538	8.2	(206)	(3.1)
Hotel income	2,186	58.0	2,186	58.0	—	—	—	—
Other income	20,759	289.2	20,396	284.2	275	3.8	88	1.2
Total	$26,551	17.8%	$26,541	17.8%	$11,273	7.6%	$(11,263)	(7.6)%

Property expenses:
Real estate taxes	$903	3.8%	$561	2.4%	$1,357	5.7%	$(1,015)	(4.3)%
Utilities	167	2.3	55	0.8	465	6.4	(353)	(4.9)
Operating services	2,841	8.3	3,186	9.3	2,584	7.5	(2,929)	(8.5)
Total	$3,911	6.0%	$3,802	5.8%	$4,406	6.8%	$(4,297)	(6.6)%

OTHER DATA:
Number of Consolidated Properties	27		24		3		19
Commercial Square feet (in thousands)	4,350		4,350		—		3,596
Multifamily portfolio (number of units)	5,295		4,039		1,256		—
Revenue from leases. Revenue from leases for the Same-Store Properties increased $1.9 million, or 1.5 percent, for 2022 as compared to 2021, due primarily to an increase in lease-up of the multifamily rental properties, partially offset by a reduction in occupancy of the office properties in 2022 as compared to 2021.
Parking income. Parking income for the Same-Store Properties increased $2.0 million, or 30.9 percent, for 2022 as compared to 2021 due primarily to increased usage at the parking garages in 2022 as compared to 2021.
Hotel income. Hotel income for the Same-Store Properties increased $2.2 million, or 58.0 percent, for 2022 as compared to 2021, primarily due to the partial shutdown of hotel operations in 2021 as a result of the COVID-19 pandemic.
Other income. Other income for the Same-Store Properties increased $20.4 million, or 284.2 percent, for 2022 as compared to 2021, due primarily to early lease termination income from office properties recognized in 2022.
Real estate taxes. Real estate taxes for the Same-Store Properties increased $0.6 million, or 2.4 percent, for 2022 as compared to 2021, due primarily to the expiration in early 2021 of the PILOT agreements on two multifamily properties located in Jersey City, New Jersey.
Utilities. Utilities for the Same-Store Properties remained relatively unchanged for 2022 compared to 2021.
Operating services. Operating services for the Same-Store Properties increased $3.2 million, or 9.3 percent, for 2022 as compared to 2021, due primarily to an increase in property maintenance, insurance and marketing expenses of $3.1 million in 2022 as compared to 2021.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $3.3 million, or 64.7 percent, for 2022 as compared to 2021, due primarily to decreased third party development and management activity in 2022 as compared to 2021.
Real estate services expense. Real estate services expense decreased $1.2 million, or 19.1 percent, for 2022 as compared to 2021, due primarily to lower salaries and related expenses from a reduction in third-party services activities in 2022 as compared to 2021.
General and administrative. General and administrative expenses decreased $1.0 million, or 3.1 percent, for 2022 as compared to 2021. This decrease in 2022 was due primarily to an increase of costs related to CEO and related management change costs in 2021.
Depreciation and amortization. Depreciation and amortization decreased $2.4 million, or 4.3 percent, for 2022 over 2021. This decrease was primarily due to a decrease of $4.7 million for properties sold or removed from service and lower depreciation of fully amortized assets of $3.8 million for Same-Store Properties for 2022 as compared to 2021. These were partially offset by an increase of approximately $6.1 million for 2022 as compared to 2021 in the Acquired Properties.
Property Impairments. In 2021, the Company recorded a $6.0 million impairment on its held and used office property located in Hoboken, New Jersey; the property has since been sold.
Land and other impairments, net. In 2022, the Company recorded net $6.8 million of impairments on developable land parcels. In 2021, the Company recorded $7.9 million of impairments on developable land parcels. See Note 11: Disclosure of Fair Value of Assets and Liabilities.
Interest expense. Interest expense decreased $1.4 million, or 14.7 percent, for 2022 as compared to 2021. This decrease was primarily the result of lower average debt balances in 2022 as compared to 2021, due to the Company’s redemption of its Senior Unsecured Notes in 2021.
Interest and other investment income (loss). Interest and other investment income (loss) remained relatively unchanged for 2022 compared to 2021.
Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $3.3 million, or 294.3 percent for 2022 as compared to 2021, due primarily to higher revenues resulting from lower concessions and discounts to tenants at various multifamily ventures in 2022 as compared to 2021.
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of a net gain of $1.8 million in 2022 on the disposition of an office property located in Hoboken, New Jersey compared to a net gain of $3.5 million in 2021.
Gain on disposition of developable land. In 2022, the Company recognized a gain of $57.7 million on the sale of multiple developable land parcels. In 2021, the Company recognized a gain of $0.1 million on the sale of land holdings located in Hamilton, New Jersey.
Gain (loss) from extinguishment of debt, net. In 2022, the Company recognized a loss of $6.4 million on extinguishment of debt primarily in connection with the sale of an office property located in Hoboken, New Jersey. In 2021, the Company recognized losses from early extinguishment of debt of $46.7 million, which consists of costs incurred of $24.2 million in connection with the redemption of the Company's Senior Unsecured Notes and defeasement of the mortgage loan with the sale of the Company's Short Hills office portfolio.
Discontinued operations. For all periods presented, the Company classified 37 office properties totaling 6.3 million square feet as discontinued operations. Income from discontinued operations decreased by $13.8 million for 2022 compared to 2021 primarily due to the sale of majority of the properties taking place before 2022. In 2022, the Company recognized a valuation allowance of $4.4 million on the remaining property. In 2021, the Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $24.9 million on these properties. See Note 7: Discontinued Operations to the Financial Statements.
Net Income (loss). Net income (loss) increased to income of $30.1 million million in 2022 from a loss of $60.5 million in 2021. The increase was due to the factors discussed above.

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
The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of rental properties and land, net cash provided by operating activities and draws from its revolving credit facility.
The COVID-19 pandemic continues to have a significant impact in the U.S. and around the globe. The extent to which COVID-19 impacts the Company’s results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. If the outbreak continues, there may be continued negative economic impacts, market volatility, and business disruption which could negatively impact the Company’s tenants’ ability to pay rent, the Company’s ability to lease vacant space, the Company’s ability to complete development and redevelopment projects and the Company’s ability to dispose of assets held for sale and these consequences, in turn, could materially impact the Company’s results of operations.
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
On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions attributable to the third and fourth quarters 2020. As the Company’s management estimated that as of September 2020 it had satisfied its dividend obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. On March 19, 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s then projected 2021 taxable income estimates. The Company believes that with its taxable income/loss for 2021, it has met its dividend obligations as a REIT for the year with no dividends paid. The Company anticipates its regular quarterly common dividend to remain suspended in 2022 while it seeks to conclude its transition into a pureplay multifamily REIT.
Property Lock-Ups
Certain Company properties acquired by contribution from unrelated common unitholders of the Operating Partnership were subject to restrictions on disposition, except in a manner which did not result in recognition of built-in-gain allocable to such unitholders or which reimbursed the unitholders for the tax consequences thereof (collectively, the “Property Lock-

Ups”). While these Property Lock-Ups have expired, the Company is generally required to use commercially reasonable efforts to prevent any disposition of the subject properties from resulting in the recognition of built-in gain to these unitholders, which include members of the Mack Group (which includes William L. Mack, a former director and David S. Mack, a former director). As of June 30, 2022, taking into account tax-free exchanges on the originally contributed properties, either wholly or partially, over time, five of the Company’s properties, as well as certain land and development projects, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.
Unencumbered Properties
As of June 30, 2022, the Company had one unencumbered property with a carrying value of $17.0 million representing 3.7 percent of the Company’s total consolidated property count.
Cash Flows
Cash, cash equivalents and restricted cash decreased by $2.0 million to $53.4 million at June 30, 2022, compared to $51.5 million at December 31, 2021. This increase is comprised of the following net cash flow items:
(1)$45.7 million provided by operating activities.
(2)$155.1 million provided by investing activities, consisting primarily of the following:
(a)$236.9 million received from proceeds from the sales of rental property; plus
(b)$7.5 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
(c)$26.7 million used for additions to rental property, improvements and other costs; minus
(d)$58.6 million used for the development of rental property, other related costs and deposits; minus
(e)$5.2 million used for rental property acquisitions and related intangibles.
(3)$198.8 million used in financing activities, consisting primarily of the following:
(a)$115.0 million used for repayments of revolving credit facility and term loan; minus
(b)$240.3 million used for repayments of mortgages, loans payable and other obligations; minus
(c)$12.9 million used for distribution to redeemable noncontrolling interests; minus
(d)$2.5 million used for redemption of common units; minus
(e)$5.1 million used for payment of early debt extinguishment costs, plus
(f)$43.0 million from borrowings under the revolving credit facility; plus
(g)$149.1 million from proceeds received from mortgages and loans payable.
Debt Financing
Summary of Debt
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2022:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)		Weighted Average Maturity in Years
Fixed Rate Secured	$1,532,416	68.50%	3.70%		4.51
Variable Rate Secured Debt (c)	704,672	31.50%	3.72%		2.93

Totals/Weighted Average:	$2,237,088	100.00%	3.70%	(b)	4.02
Unamortized deferred financing costs	(9,599)
Total Debt, Net	$2,227,489
(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.03 percent as of June 30, 2022 plus the applicable spread.

(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively.
(c)Includes debt with interest rate caps outstanding with a notional amount of $185 million.
Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2022 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments (a)
2022	$305	$—	$305	4.85%
2023	2,047	147,998	150,045	4.22%
2024 (b)	3,403	675,672	679,075	4.04%
2025	3,300	—	3,300	3.98%
2026	3,407	733,000	736,407	3.58%
Thereafter	9,414	658,542	667,956	3.38%
Sub-total	21,876	2,215,212	2,237,088	3.70%
Unamortized deferred financing costs	(9,599)	—	(9,599)
Totals/Weighted Average	$12,277	$2,215,212	$2,227,489	3.70%	(c)
(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 1.03 percent as of June 30, 2022, plus the applicable spread.
(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively.
(c)Includes outstanding borrowings of the Company’s revolving credit facility of $76.0 million.
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
Debt Strategy
The Company does not intend to reserve funds to retire the Company’s outstanding borrowings under its revolving credit facility or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its assets, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of August 1, 2022, the Company had outstanding borrowings of $114 million under its revolving credit facility. The Company is reviewing various financing and refinancing options, including the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2022. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multifamily rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

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
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $200 million of shares of common stock have been allocated for sales pursuant to the Company’s ATM Program commenced in December 2021 and no securities have been sold as of August 1, 2022.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of August 1, 2022.
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of June 30, 2022, the outstanding balance of such debt, totaled $189.8 million of which $22 million was guaranteed by the Company.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) available to common shareholders	$26,373	$(72,079)	$17,281	$(64,456)
Add (deduct): Noncontrolling interests in Operating Partnership	3,029	(7,742)	2,064	(10,122)
Noncontrolling interests in discontinued operations	(334)	517	(267)	3,659
Real estate-related depreciation and amortization on continuing operations (a)	29,980	30,702	58,444	60,432
Real estate-related depreciation and amortization on discontinued operations	296	647	691	1,699
Property impairments on continuing operations	—	6,041	—	6,041
Impairment of unconsolidated joint venture investment	—	(2)	—	(2)
Continuing operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	(3,521)	(1,836)	(3,521)
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	4,440	(2,080)	4,440	(24,861)
Funds from operations available to common stock and Operating Partnership unitholders (b)	$63,784	$(47,517)	$80,817	$(31,131)
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $2.6 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively and $5.2 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. Excludes non-real estate-related depreciation and amortization of $0.3 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively and $0.7 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.
(b)Net income available to common shareholders for the three months ended June 30, 2022 and 2021 included $3.9 million and $7.5 million, respectively, of land impairment charges and $55.1 million and $0.1 million, respectively, gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets. Net income available to common shareholders for the six months ended June 30, 2022 and 2021 included $6.8 million and $7.9 million, respectively, of land impairment charges and $57.7 million and $0.1 million, respectively, from gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets.

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

Approximately $1.5 billion of the Company’s long-term debt as of June 30, 2022 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the Company’s variable rate debt as of June 30, 2022 ranged from LIBOR plus 158 basis points to LIBOR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $7.0 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2022 would be approximately $56.8 million.

June 30, 2022 Debt, including current portion ($s in thousands)	7/1/22 - 12/31/2022	2023	2024	2025	2026	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate	$305	$61,045	$311,403	$3,300	$598,407	$557,956	$1,532,416	$(5,504)	$1,526,912	$1,447,110
Weighted Average Interest Rate	4.85%	3.59%	3.43%	3.98%	3.85%	4.04%			3.70%
Variable Rate	$—	$89,000	$367,672	$—	$138,000	$110,000	$704,672	$(4,095)	$700,577	$700,577
(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of June 30, 2022.

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, tenant vacancies or defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity, including its ability to pay its debt obligations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)During the three months ended June 30, 2022, the Company issued 11,508 shares of common stock to holders of common units in private offerings pursuant to Section 4(a)(2) of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.
(b)Not Applicable.
(c)Not Applicable.
Item 3. Defaults Upon Senior Securities
(a)Not Applicable.
(b)Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a)Not Applicable.
(b)Not Applicable.
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

10.6#
Executive Employment Agreement, dated March 25, 2022, by and between Jeffrey Turkanis and Veris Residential, Inc. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference).

10.7#
Executive Employment Agreement, dated March 25, 2022, by and between Taryn Fielder and Veris Residential, Inc. (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference).

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

101.1*	The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* filed herewith
# management contract or compensatory plan or arrangement

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date:	August 3, 2022	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	August 3, 2022	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	August 3, 2022	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	August 3, 2022	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)