Form 10-Q
period 2022-09-30
Veris Residential, Inc.; Veris Residential, L.P.
filed 2022-11-02
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
As of October 31, 2022, there were 91,083,543 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of September 30, 2022, the General Partner owned an approximate 90.7 percent common unit interest in the Operating Partnership. The remaining approximate 9.3 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
The results of operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	September 30, 2022	December 31, 2021
Rental property
Land and leasehold interests	$492,456	$494,935
Buildings and improvements	3,341,381	3,375,266
Tenant improvements	112,071	106,654
Furniture, fixtures and equipment	96,882	100,011
	4,042,790	4,076,866
Less – accumulated depreciation and amortization	(611,759)	(583,416)
	3,431,031	3,493,450
Real estate held for sale, net	464,954	618,646
Net investment in rental property	3,895,985	4,112,096
Cash and cash equivalents	38,357	31,754
Restricted cash	25,702	19,701
Investments in unconsolidated joint ventures	129,575	137,772
Unbilled rents receivable, net	54,355	72,285
Deferred charges and other assets, net	109,781	151,347
Accounts receivable	2,337	2,363

Total assets	$4,256,092	$4,527,318
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$109,000	$148,000
Mortgages, loans payable and other obligations, net	2,157,706	2,241,070
Dividends and distributions payable	110	384
Accounts payable, accrued expenses and other liabilities	80,618	134,977
Rents received in advance and security deposits	25,751	26,396
Accrued interest payable	5,931	5,760
Total liabilities	2,379,116	2,556,587

Commitments and contingencies

Redeemable noncontrolling interests	514,914	521,313

Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 91,083,837 and 90,948,008 shares outstanding	911	909
Additional paid-in capital	2,529,645	2,530,383
Dividends in excess of net earnings	(1,333,256)	(1,249,319)
Accumulated other comprehensive income (loss)	4,279	9
Total Veris Residential, Inc. stockholders’ equity	1,201,579	1,281,982

Noncontrolling interests in subsidiaries:
Operating Partnership	122,560	127,053
Consolidated joint ventures	37,923	40,383
Total noncontrolling interests in subsidiaries	160,483	167,436

Total equity	1,362,062	1,449,418

Total liabilities and equity	$4,256,092	$4,527,318
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2022	2021	2022	2021
Revenue from leases	$77,765	$70,683	$210,597	$202,270
Real estate services	886	2,628	2,693	7,747
Parking income	4,873	3,950	13,804	10,520
Hotel income	4,489	3,018	10,442	6,785
Other income	3,343	1,905	31,279	9,082
Total revenues	91,356	82,184	268,815	236,404

EXPENSES
Real estate taxes	14,900	11,764	39,432	35,393
Utilities	3,955	3,573	11,365	10,816
Operating services	20,565	17,135	57,671	51,400
Real estate services expenses	2,752	3,307	8,035	9,838
General and administrative	12,863	11,288	43,919	43,340
Transaction related costs	3	3,671	1,348	6,416
Depreciation and amortization	28,960	28,950	82,812	85,226
Property impairments	84,509	—	84,509	6,041
Land and other impairments, net	2,536	3,401	9,368	11,333
Total expenses	171,043	83,089	338,459	259,803

OTHER (EXPENSE) INCOME
Interest expense	(22,137)	(15,200)	(54,869)	(49,364)
Interest and other investment income (loss)	280	(4,731)	627	(4,619)
Equity in earnings (loss) of unconsolidated joint ventures	(304)	(1,724)	1,847	(2,831)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	(5,100)	(3,000)	(3,264)	521
Gain on disposition of developable land	—	—	57,748	111
Loss on sale of unconsolidated joint venture interests	—	(1,886)	—	(1,886)
Loss from extinguishment of debt, net	—	—	(6,418)	(46,735)
Total other income (expense)	(27,261)	(26,541)	(4,329)	(104,803)
Loss from continuing operations	(106,948)	(27,446)	(73,973)	(128,202)
Discontinued operations:
Income from discontinued operations	1,046	1,045	2,634	16,431
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	609	(4,440)	25,469
Total discontinued operations, net	1,046	1,654	(1,806)	41,900
Net income (loss)	(105,902)	(25,792)	(75,779)	(86,302)
Noncontrolling interests in consolidated joint ventures	726	1,137	2,484	3,670
Noncontrolling interests in Operating Partnership of income from continuing operations	10,420	2,962	8,356	13,084
Noncontrolling interests in Operating Partnership in discontinued operations	(97)	(150)	170	(3,809)
Redeemable noncontrolling interests	(6,365)	(6,471)	(19,168)	(19,413)
Net income (loss) available to common shareholders	$(101,218)	$(28,314)	$(83,937)	$(92,770)

Basic earnings per common share:
Income (loss) from continuing operations	$(1.11)	$(0.35)	$(0.96)	$(1.50)
Discontinued operations	0.01	0.02	(0.02)	0.42
Net income (loss) available to common shareholders	$(1.10)	$(0.33)	$(0.98)	$(1.08)

Diluted earnings per common share:
Income (loss) from continuing operations	$(1.11)	$(0.35)	$(0.96)	$(1.50)
Discontinued operations	0.01	0.02	(0.02)	0.42
Net income (loss) available to common shareholders	$(1.10)	$(0.33)	$(0.98)	$(1.08)

Basic weighted average shares outstanding	91,087	90,941	91,022	90,803

Diluted weighted average shares outstanding	100,378	99,975	100,215	99,870
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$(105,902)	$(25,792)	$(75,779)	$(86,302)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	2,577	—	4,699	$—
Comprehensive (income) loss	$(103,325)	$(25,792)	$(71,080)	$(86,302)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	726	1,137	2,484	3,670
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(6,365)	(6,471)	(19,168)	(19,413)
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	10,084	2,812	8,097	9,275
Comprehensive income (loss) attributable to common shareholders	$(98,880)	$(28,314)	$(79,667)	$(92,770)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended September 30, 2022	Shares	Par Value
Balance at July 1, 2022	91,063	911	$2,525,466	$(1,232,038)	$1,941	$170,893	$1,467,173
Net income (loss)	—	—	—	(101,218)	—	(4,684)	(105,902)
Redeemable noncontrolling interests	—	—	1,279	—	—	(6,234)	(4,955)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	6	6
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	(4)	—	—	—	(4)
Directors' deferred compensation plan	—	—	110	—	—	—	110
Stock compensation	31	—	2,790	—	—	423	3,213
Cancellation of restricted shares	(10)	—	(156)	—	—	—	(156)
Other comprehensive income	—	—	—	—	2,338	239	2,577
Rebalancing of ownership percentage between parent and subsidiaries	—	—	160	—	—	(160)	—
Balance at September 30, 2022	91,084	911	$2,529,645	$(1,333,256)	$4,279	$160,483	$1,362,062

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended September 30, 2021	Shares	Par Value
Balance at July 1, 2021	90,947	909	$2,529,050	$(1,194,733)	$—	$175,107	$1,510,333
Net income (loss)	—	—	—	(28,314)	—	2,522	(25,792)
Redeemable noncontrolling interests	—	—	(1,562)	—	—	(6,626)	(8,188)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	12	12
Redemption of common units	—	—	—	—	—	(295)	(295)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	—	—	91	—	—	—	91
Stock compensation	—	—	1,632	—	—	1,275	2,907
Rebalancing of ownership percentage between parent and subsidiaries	—	—	948	—	—	(948)	—
Balance at September 30, 2021	90,947	909	$2,530,163	$(1,223,047)	$—	$171,047	$1,479,072
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2022	Shares	Par Value
Balance at January 1, 2022	90,948	909	$2,530,383	$(1,249,319)	$9	$167,436	$1,449,418
Net income (loss)	—	—	—	(83,937)	—	8,158	(75,779)
Unit distributions	—	—	—	—	—	218	218
Redeemable noncontrolling interests	—	—	(5,187)	—	—	(19,688)	(24,875)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	24	24
Redemption of common units for common stock	11	—	161	—	—	(161)	—
Redemption of common units	—	—	—	—	—	(1,801)	(1,801)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	23	—	—	—	23
Directors' deferred compensation plan	—	—	330	—	—	—	330
Stock compensation	174	2	7,254	—	—	3,401	10,657
Cancellation of restricted shares	(51)	—	(852)	—	—	—	(852)
Other comprehensive income	—	—	—	—	4,270	429	4,699
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,467)	—	—	2,467	—
Balance at September 30, 2022	91,084	911	$2,529,645	$(1,333,256)	$4,279	$160,483	$1,362,062

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2021	Shares	Par Value
Balance at January 1, 2021	90,712	907	$2,528,187	$(1,130,277)	$—	$193,563	$1,592,380
Net income (loss)	—	—	—	(92,770)	—	6,468	(86,302)
Unit distributions	—	—	—	—	—	643	643
Redeemable noncontrolling interests	—	—	(4,903)	—	—	(19,902)	(24,805)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	197	197
Redemption of common units for common stock	175	2	2,714	—	—	(2,716)	—
Redemption of common units	—	—	—	—	—	(11,164)	(11,164)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	33	—	—	—	33
Directors' deferred compensation plan	—	—	229	—	—	—	229
Stock compensation	58	—	3,517	—	—	4,462	7,979
Cancellation of restricted shares	—	—	(118)	—	—	—	(118)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	504	—	—	(504)	—
Balance at September 30, 2021	90,947	909	$2,530,163	$(1,223,047)	$—	$171,047	$1,479,072
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income (loss)	$(75,779)	$(86,302)
Net (income) loss from discontinued operations	1,806	(41,900)
Net income (loss) from continuing operations	(73,973)	(128,202)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	82,738	82,959
Amortization of directors deferred compensation stock units	330	229
Amortization of stock compensation	10,657	7,979
Amortization of deferred financing costs	3,602	3,369
Amortization of debt discount and mark-to-market	—	232
Equity in (earnings) loss of unconsolidated joint ventures	(1,847)	2,831
Distributions of cumulative earnings from unconsolidated joint ventures	13	759
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	3,264	(521)
Write-off transaction-related costs	—	3,091
Gain on disposition of developable land	(57,748)	(111)
Property impairments	84,509	6,041
Loss on sale of unconsolidated joint ventures	—	1,886
Land and other impairments, net	9,368	11,333
Loss from extinguishment of debt	6,418	46,735
Loan loss allowance charge	—	5,152
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	2,884	(7,246)
(Increase) decrease in deferred charges and other assets	(15,713)	(5,043)
(Increase) decrease in accounts receivable, net	(229)	4,213
Increase (decrease) in accounts payable, accrued expenses and other liabilities	12,253	(5,003)
(Decrease) increase in rents received in advance and security deposits	(361)	1,449
Increase in accrued interest payable	171	237
Net cash flows provided by operating activities - continuing operations	66,336	32,369
Net cash flows provided by operating activities - discontinued operations	2,848	8,806

Net cash provided by operating activities	$69,184	$41,175

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(130,500)	$—
Rental property additions, improvements and other costs	(39,692)	(49,129)
Development of rental property and other related costs	(67,260)	(165,715)
Proceeds from the sales of rental property	335,288	42,702
Proceeds from sale of investments in joint ventures	—	3,865
Repayment of notes receivable	2,172	494
Investment in unconsolidated joint ventures	(147)	(629)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	10,361	5,656
Net cash provided by (used in) investing activities - continuing operations	110,222	(162,756)
Net cash (used in) provided by investing activities - discontinued operations	(2)	620,772

Net cash provided by investing activities	$110,220	$458,016

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$89,000	$186,000
Repayment of revolving credit facility	(128,000)	(37,000)
Borrowings from term loans	—	150,000
Repayments of term loans	—	(150,000)
Repayments of unsecured term loans	—	(573,727)
Proceeds from mortgages and loans payable	154,720	123,707
Repayment of mortgages, loans payable and other obligations	(240,395)	(129,907)
Redemption of redeemable noncontrolling interests, net	(12,000)	—
Payment of early debt extinguishment costs	(5,140)	(49,874)
Common unit redemptions	(2,653)	(550)
Payment of financing costs	(3,026)	(7,339)
Contribution from noncontrolling interests	24	197
Distributions to redeemable noncontrolling interests	(19,274)	(19,413)
Payment of common dividends and distributions	(56)	(469)

Net cash used in financing activities	$(166,800)	$(508,375)

Net increase (decrease) in cash and cash equivalents	$12,604	$(9,184)
Cash, cash equivalents and restricted cash, beginning of period (1)	51,455	52,302

Cash, cash equivalents and restricted cash, end of period (2)	$64,059	$43,118
(1)Includes Restricted Cash of $19,701 and $14,207 as of December 31, 2021 and 2020, respectively.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

(2)Includes Restricted Cash of $25,702 and $19,809 as of September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	September 30, 2022	December 31, 2021
Rental property
Land and leasehold interests	$492,456	$494,935
Buildings and improvements	3,341,381	3,375,266
Tenant improvements	112,071	106,654
Furniture, fixtures and equipment	96,882	100,011
	4,042,790	4,076,866
Less – accumulated depreciation and amortization	(611,759)	(583,416)
	3,431,031	3,493,450
Real estate held for sale, net	464,954	618,646
Net investment in rental property	3,895,985	4,112,096
Cash and cash equivalents	38,357	31,754
Restricted cash	25,702	19,701
Investments in unconsolidated joint ventures	129,575	137,772
Unbilled rents receivable, net	54,355	72,285
Deferred charges and other assets, net	109,781	151,347
Accounts receivable	2,337	2,363

Total assets	$4,256,092	$4,527,318
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$109,000	$148,000
Mortgages, loans payable and other obligations, net	2,157,706	2,241,070
Distributions payable	110	384
Accounts payable, accrued expenses and other liabilities	80,618	134,977
Rents received in advance and security deposits	25,751	26,396
Accrued interest payable	5,931	5,760
Total liabilities	2,379,116	2,556,587

Commitments and contingencies

Redeemable noncontrolling interests	514,914	521,313

Partners’ Capital:
General Partner, 91,083,837 and 90,948,008 common units outstanding	1,129,584	1,211,790
Limited partners, 9,290,469 and 9,013,534 common units/LTIPs outstanding	190,276	197,236
Accumulated other comprehensive income (loss)	4,279	9
Total Veris Residential, L.P. partners’ capital	1,324,139	1,409,035

Noncontrolling interests in consolidated joint ventures	37,923	40,383

Total equity	1,362,062	1,449,418

Total liabilities and equity	$4,256,092	$4,527,318
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2022	2021	2022	2021
Revenue from leases	$77,765	$70,683	$210,597	$202,270
Real estate services	886	2,628	2,693	7,747
Parking income	4,873	3,950	13,804	10,520
Hotel income	4,489	3,018	10,442	6,785
Other income	3,343	1,905	31,279	9,082
Total revenues	91,356	82,184	268,815	236,404
EXPENSES
Real estate taxes	14,900	11,764	39,432	35,393
Utilities	3,955	3,573	11,365	10,816
Operating services	20,565	17,135	57,671	51,400
Real estate services expenses	2,752	3,307	8,035	9,838
General and administrative	12,863	11,288	43,919	43,340
Transaction related costs	3	3,671	1,348	6,416
Depreciation and amortization	28,960	28,950	82,812	85,226
Property impairments	84,509	—	84,509	6,041
Land and other impairments, net	2,536	3,401	9,368	11,333
Total expenses	171,043	83,089	338,459	259,803
OTHER (EXPENSE) INCOME
Interest expense	(22,137)	(15,200)	(54,869)	(49,364)
Interest and other investment income (loss)	280	(4,731)	627	(4,619)
Equity in earnings (loss) of unconsolidated joint ventures	(304)	(1,724)	1,847	(2,831)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	(5,100)	(3,000)	(3,264)	521
Gain on disposition of developable land	—	—	57,748	111
Loss on sale of unconsolidated joint venture interests	—	(1,886)	—	(1,886)
Gain (loss) from extinguishment of debt, net	—	—	(6,418)	(46,735)
Total other income (expense)	(27,261)	(26,541)	(4,329)	(104,803)
Income (loss) from continuing operations	(106,948)	(27,446)	(73,973)	(128,202)
Discontinued operations:
Income from discontinued operations	1,046	1,045	2,634	16,431
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	609	(4,440)	25,469
Total discontinued operations, net	1,046	1,654	(1,806)	41,900
Net income (loss)	(105,902)	(25,792)	(75,779)	(86,302)
Noncontrolling interests in consolidated joint ventures	726	1,137	2,484	3,670
Redeemable noncontrolling interests	(6,365)	(6,471)	(19,168)	(19,413)
Net income (loss) available to common unitholders	$(111,541)	$(31,126)	$(92,463)	$(102,045)
Basic earnings per common unit:
Income (loss) from continuing operations	$(1.11)	$(0.35)	$(0.96)	$(1.50)
Discontinued operations	0.01	0.02	(0.02)	0.42
Net income (loss) available to common unitholders	$(1.10)	$(0.33)	$(0.98)	$(1.08)
Diluted earnings per common unit:
Income (loss) from continuing operations	$(1.11)	$(0.35)	$(0.96)	$(1.50)
Discontinued operations	0.01	0.02	(0.02)	0.42
Net income (loss) available to common unitholders	$(1.10)	$(0.33)	$(0.98)	$(1.08)

Basic weighted average units outstanding	100,378	99,975	100,215	99,870

Diluted weighted average units outstanding	100,378	99,975	100,215	99,870
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$(105,902)	$(25,792)	$(75,779)	$(86,302)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	2,577	—	4,699	—
Comprehensive (income) loss	$(103,325)	$(25,792)	$(71,080)	$(86,302)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	726	1,137	2,484	3,670
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(6,365)	(6,471)	(19,168)	(19,413)
Comprehensive loss attributable to common unitholders	$(108,964)	$(31,126)	$(87,764)	$(102,045)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended September 30, 2022	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at July 1, 2022	91,063	9,290	$1,226,783	$199,806	$1,941	$38,643	$1,467,173
Net income (loss)	—	—	(101,218)	(10,323)	—	5,639	(105,902)
Redeemable noncontrolling interests	—	—	1,279	131	—	(6,365)	(4,955)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	6	6
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	(4)	—	—	—	(4)
Directors' deferred compensation plan	—	—	110	—	—	—	110
Other comprehensive income (loss)	—	—	—	239	2,338	—	2,577
Stock compensation	31	—	2,790	423	—	—	3,213
Cancellation of common stock	(10)	—	(156)	—	—	—	(156)
Balance at September 30, 2022	91,084	9,290	$1,129,584	$190,276	$4,279	$37,923	$1,362,062

For the Three Months Ended September 30, 2021	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at July 1, 2021	90,947	9,038	$1,266,901	$201,008	$—	$42,424	$1,510,333
Net income (loss)	—	—	(28,314)	(2,812)	—	5,334	(25,792)
Redeemable noncontrolling interests	—	—	(1,562)	(155)	—	(6,471)	(8,188)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	12	12
Redemption of limited partners common units	—	(17)	—	(295)	—	—	(295)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	—	—	91	—	—	—	91
Stock compensation	—	—	1,632	1,275	—	—	2,907
Balance at September 30, 2021	90,947	9,021	$1,238,752	$199,021	$—	$41,299	$1,479,072
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Nine Months Ended September 30, 2022	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2022	90,948	9,013	$1,211,790	$197,236	$9	$40,383	$1,449,418
Net income (loss)	—	—	(83,937)	(8,526)	—	16,684	(75,779)
Unit distributions	—	—	—	218	—	—	218
Redeemable noncontrolling interests	—	—	(5,187)	(520)	—	(19,168)	(24,875)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	24	24
Vested LTIP units	—	397	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	11	(11)	161	(161)	—	—	—
Redemption of limited partner common units	—	(109)	—	(1,801)	—	—	(1,801)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	23	—	—	—	23
Directors' deferred compensation plan	—	—	330	—	—	—	330
Other comprehensive income (loss)	—	—	—	429	4,270	—	4,699
Stock compensation	174	—	7,256	3,401	—	—	10,657
Cancellation of restricted shares	(51)	—	(852)	—	—	—	(852)
Balance at September 30, 2022	91,084	9,290	$1,129,584	$190,276	$4,279	$37,923	$1,362,062

For the Nine Months Ended September 30, 2021	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2021	90,712	9,649	$1,330,048	$217,560	$—	$44,772	$1,592,380
Net income (loss)	—	—	(92,770)	(9,275)	—	15,743	(86,302)
Unit distributions	—	—	—	643	—	—	643
Redeemable noncontrolling interests	—	—	(4,903)	(489)	—	(19,413)	(24,805)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	197	197
Redemption of limited partners common units for shares of general partner common units	175	(175)	2,716	(2,716)	—	—	—
Vested LTIP units	—	267	—	—	—	—	—
Redemption of limited partners common units	—	(720)	—	(11,164)	—	—	(11,164)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	33	—	—	—	33
Directors' deferred compensation plan	—	—	229	—	—	—	229
Stock compensation	58	—	3,517	4,462	—	—	7,979
Cancellation of restricted shares	—	—	(118)	—	—	—	(118)
Balance at September 30, 2021	90,947	9,021	$1,238,752	$199,021	$—	$41,299	$1,479,072
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income (loss)	$(75,779)	$(86,302)
Net income (loss) from discontinued operations	1,806	(41,900)
Net income (loss) from continuing operations	(73,973)	(128,202)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	82,738	82,959
Amortization of directors deferred compensation stock units	330	229
Amortization of stock compensation	10,657	7,979
Amortization of deferred financing costs	3,602	3,369
Amortization of debt discount and mark-to-market	—	232
Equity in (earnings) loss of unconsolidated joint ventures	(1,847)	2,831
Distributions of cumulative earnings from unconsolidated joint ventures	13	759
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	3,264	(521)
Write-off transaction-related costs	—	3,091
Gain on disposition of developable land	(57,748)	(111)
Property impairments	84,509	6,041
Loss on sale of unconsolidated joint ventures	—	1,886
Land and other impairments, net	9,368	11,333
Loss from extinguishment of debt	6,418	46,735
Loan loss allowance charge	—	5,152
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	2,884	(7,246)
(Increase) decrease in deferred charges and other assets	(15,713)	(5,043)
(Increase) decrease in accounts receivable, net	(229)	4,213
Increase (decrease) in accounts payable, accrued expenses and other liabilities	12,253	(5,003)
(Decrease) increase in rents received in advance and security deposits	(361)	1,449
Increase in accrued interest payable	171	237
Net cash flows provided by operating activities - continuing operations	66,336	32,369
Net cash flows provided by operating activities - discontinued operations	2,848	8,806

Net cash provided by operating activities	$69,184	$41,175

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(130,500)	$—
Rental property additions, improvements and other costs	(39,692)	(49,129)
Development of rental property and other related costs	(67,260)	(165,715)
Proceeds from the sales of rental property	335,288	42,702
Proceeds from sale of investments in joint ventures	—	3,865
Repayment of notes receivable	2,172	494
Investment in unconsolidated joint ventures	(147)	(629)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	10,361	5,656
Net cash provided by (used in) investing activities - continuing operations	110,222	(162,756)
Net cash (used in) provided by investing activities - discontinued operations	(2)	620,772

Net cash provided by investing activities	$110,220	$458,016

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$89,000	$186,000
Repayment of revolving credit facility	(128,000)	(37,000)
Borrowings from term loans	—	150,000
Repayments of term loans	—	(150,000)
Repayments of unsecured term loans	—	(573,727)
Proceeds from mortgages and loans payable	154,720	123,707
Repayment of mortgages, loans payable and other obligations	(240,395)	(129,907)
Redemption of redeemable noncontrolling interests, net	(12,000)	—
Payment of early debt extinguishment costs	(5,140)	(49,874)
Common unit redemptions	(2,653)	(550)
Payment of financing costs	(3,026)	(7,339)
Contribution from noncontrolling interests	24	197
Distributions to redeemable noncontrolling interests	(19,274)	(19,413)
Payment of common dividends and distributions	(56)	(469)

Net cash used in financing activities	$(166,800)	$(508,375)

Net increase (decrease) in cash and cash equivalents	$12,604	$(9,184)
Cash, cash equivalents and restricted cash, beginning of period (1)	51,455	52,302

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

Cash, cash equivalents and restricted cash, end of period (2)	$64,059	$43,118
(1)Includes Restricted Cash of $19,701 and $14,207 as of December 31, 2021 and 2020, respectively.
(2)Includes Restricted Cash of $25,702 and $19,809 as of September 30, 2022 and 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). In December 2021, the Company changed its names from Mack-Cali Realty Corporation to Veris Residential, Inc. and Mack-Cali Realty, L.P. to Veris Residential, L.P. reflecting the Company’s continued transition to a multifamily REIT, and on December 10, 2021, the General Partner began trading on the New York Stock Exchange (“NYSE”) under its new ticker symbol, “VRE.” The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.7 and 91.0 percent common unit interest in the Operating Partnership as of September 30, 2022 and December 31, 2021, respectively. The General Partner’s business is the ownership of interests in and operation of the Operating Partnership and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.
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
As of September 30, 2022, the Company owned or had interests in 37 properties (the “Properties”) and developable land parcels. The Properties are comprised of 24 multifamily rental properties as well as non-core assets comprised of six office properties, four parking/retail properties and three hotels. The Properties are comprised of: (a) 28 wholly-owned or Company-controlled properties comprised of 17 multifamily properties and 11 non-core assets, and (b) nine properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and two non-core assets.
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
As of September 30, 2022 and December 31, 2021, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P., formerly known as Roseland Residential, L.P. (See Note 14: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $470.8 million and $477.5 million, respectively, other assets of $6.5 million and $5.3 million, respectively, mortgages of $285.6 million and $285.7 million, respectively, and other liabilities of $19.5 million and $21.2 million, respectively.
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
Rental Property
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.3 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
Included in net investment in rental property as of September 30, 2022 and December 31, 2021 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Land held for development (including pre-development costs, if any) (a)(b)	$288,326	$341,496
Development and construction in progress, including land (c)	207,980	694,768
Total	$496,306	$1,036,264
(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $116.3 million and $150.9 million as of September 30, 2022 and December 31, 2021, respectively.
(b)Includes land of $13.6 million and $68.8 million as of September 30, 2022 and December 31, 2021, respectively.
(c)Includes $78.1 million of land and $32.9 million of building and improvements classified as assets held for sale at September 30, 2022.

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
Dividends and Distributions Payable
On September 30, 2020, the Company announced that its Board of Directors was suspending its common dividends and distributions. As the Company’s management estimated that as of September 2020 it had satisfied its dividend obligations as a REIT on taxable income expected for 2020, the Board made the strategic decision to suspend its common dividends and distributions for the remainder of 2020 in an effort to provide greater financial flexibility during the pandemic and to retain incremental capital to support leasing initiatives at its Harborside commercial office properties on the Jersey City waterfront. On March 19, 2021, the Company announced that its Board of Directors would continue to suspend its common dividend for the remainder of 2021 in order to conserve capital and allow for greater financial flexibility during this period of heightened economic uncertainty and based on the Company’s then projected 2021 taxable income estimates. The Company believes that with its taxable income/loss for 2021, it has met its dividend obligations as a REIT for the year with no dividends paid. The Company anticipates its regular quarterly common dividend to remain suspended in 2022 while it seeks to conclude its transition into a pureplay multifamily REIT.
The dividends and distributions payable at September 30, 2022 and December 31, 2021 represent amounts payable on unvested LTIP units.
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
3.    RECENT TRANSACTIONS
Acquisition

The Company acquired the following rental property during the three months ended September 30, 2022 (dollars in thousands):

Acquisition Date	Property	Location	Property Type	# of Apartment Units	Acquisition Cost
7/21/2022	The James (a)	Park Ridge, NJ	Multifamily	240	$130,308
Total Acquisitions					$130,308
(a)    This acquisition was funded using funds available with the Company's qualified intermediary from prior property sales proceeds and through borrowing under the Company's unsecured revolving credit facility.
Properties Commencing Initial Operations
The following property commenced initial operations during the nine months ended September 30, 2022 (dollars in thousands):

In Service Date	Property	Location	Property Type	# of Apartment Units	Total Development Costs Incurred
04/01/22	Haus25 (a)	Jersey City	Multifamily	750	$485,128
Totals				750	$485,128
(a)    As of September 30, 2022, 750 apartment units are currently available for occupancy.
Real Estate Held for Sale/Discontinued Operations/Dispositions
The Company has discontinued operations related to its former suburban New Jersey office portfolio (collectively, the “Suburban Office Portfolio”) which represented a strategic shift in the Company’s operations in 2019. The Company has sold all but one of those assets and expects to dispose of this final suburban office asset in the fourth quarter of 2022. See Note 7: Discontinued Operations.
As of September 30, 2022, the Company identified as held for sale two office properties totaling approximately 1.6 million square feet, two hotels and several developable land parcels, which are located in Jersey City, Holmdel, Parsippany, Morris Township, Wall and Weehawken, New Jersey. As a result of recent sales contracts in place, the Company determined that the carrying value of one of the remaining held for sale office properties, two hotels and two land parcels held for sale were not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and nine months ended September 30, 2022, respectively, recognized an unrealized held for sale loss allowance of $5.1 million and $9.5 million ($4.4 million of which is included in discontinued operations) and also recorded land and other impairments of $2.5 million and $6.4 million during the three and nine months ended September 30, 2022, respectively. In October 2022, the Company completed the disposition of a 1.2 million square foot office property held for sale at September 30, 2022 in Jersey City, New Jersey, for gross sales proceeds of $346 million and the purchaser assumed the in-place $250 million mortgage loan encumbering the property.
During the third quarter of 2022, the Company entered into a contract with a non-refundable deposit to dispose of three office properties totaling approximately 1.9 million square feet for a gross sales price of $420 million. As of September 30, 2022, due to current market conditions for office sales, the Company determined that this transaction did not meet all of the accounting guidance criteria for classification as held for sale under ASC 360-10-45-9 and hence the assets were not reclassified as held for sale. The Company recorded an impairment charge of $84.5 million on these properties for the period ending September 30, 2022. As of June 30, 2022 two land parcels that were previously identified as held for sale were reclassified as held and used, resulting in transaction costs of $0.1 million.
The total estimated sales proceeds of real estate held for sale, net of expected selling costs but before the extinguishment of $250 million of mortgages encumbering an office property and related costs, are expected to be approximately $579.7 million.
The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban Office Portfolio	Other Assets & Liabilities Held for Sale	Total
Land	$4,336	$139,526	$143,862
Building & Other	30,388	457,610	487,998
Less: Accumulated depreciation	(12,165)	(145,201)	(157,366)
Less: Cumulative unrealized losses on property held for sale	(4,440)	$(5,100)	(9,540)
Real estate held for sale, net	$18,119	$446,835	$464,954

Other assets and liabilities	Suburban Office Portfolio	Other Assets & Liabilities Held for Sale	Total
Unbilled rents receivable, net (a)	$479	$15,863	$16,342
Deferred charges, net (a)	554	11,615	12,169
Mortgages & loans payable, net (a) (b)	—	(339,832)	(339,832)
Accounts payable, accrued exp & other liability	(755)	(4,909)	(5,664)
Unearned rents/deferred rental income (a)	—	(3,781)	(3,781)
(a)Expected to be removed with the completion of the sales.
(b)Includes a $250 million mortgage assumed by the purchaser of a property disposed of in October 2022.
The Company disposed of the following rental property during the nine months ended September 30, 2022 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Realized Gains (Losses) Unrealized Losses, net	Discontinued Operations Realized Gains (Losses)/ Unrealized Losses, net
01/21/22	111 River Street	Hoboken, New Jersey	1	566,215	Office	$208,268	(a)	$206,432	$1,836	$—

Unrealized gains (losses) on real estate held for sale									(5,100)	(4,440)
Totals			1	566,215		$208,268		$206,432	$(3,264)	$(4,440)
(a)The mortgage loan encumbering the property was repaid at closing, for which the Company incurred costs of $6.3 million. These costs were expensed as loss from extinguishment of debt during the nine months ended September 30, 2022.
The Company disposed of the following developable land holdings during the nine months ended September 30, 2022 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value	Realized Gains (Losses)/ Unrealized Losses, net
03/22/22	Palladium residential land	West Windsor, New Jersey	$23,908	$24,182	$(274)
03/22/22	Palladium commercial land	West Windsor, New Jersey	4,688	1,791	2,897
04/15/22	Port Imperial Park parcel	Weehawken, New Jersey	29,331	29,744	(413)
04/21/22	Urby II/III	Jersey City, New Jersey	68,854	13,316	55,538

Totals			$126,781	$69,033	$57,748
Impairments on Properties and Land Held and Used
The Company determined that, due to the shortening of its expected hold period for three office properties and several land parcels, it was necessary to reduce the carrying value of these assets to their estimated fair values. Accordingly, the Company recorded an impairment charge of $84.5 million on the office properties for the three and nine months ended September 30, 2022 and $2.9 million on the land parcels on the consolidated statement of operations for the nine months ended September 30, 2022.
4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2022, the Company had an aggregate investment of approximately $129.6 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of September 30, 2022, the unconsolidated joint ventures owned: seven multifamily properties totaling 2,146 apartment units, a retail property aggregating approximately 51,000 square feet, a 351-room hotel and interests and/or rights to developable land parcels able to accommodate up to 771 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of September 30, 2022, the outstanding balance of such debt, subject to guarantees, totaled $189.2 million of which $22 million was guaranteed by the Company. The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.8 million and $0.9 million for such services in the three months ended September 30, 2022 and 2021, respectively. The Company had $0.2 million and $0.2 million in accounts receivable due from its unconsolidated joint ventures as of September 30, 2022 and December 31, 2021, respectively.
The Company does not have any investments in unconsolidated joint ventures as of September 30, 2022 that are considered VIEs. The Company had three investments in unconsolidated joint ventures which were primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that these unconsolidated joint ventures are no longer VIEs since these ventures have completed their development projects and are now in operation.

The following is a summary of the Company's unconsolidated joint ventures as of September 30, 2022 and December 31, 2021 (dollars in thousands):

Entity / Property Name	Number of Apartment Units or Rentable SF		Company's Effective Ownership % (a)	Carrying Value		Balance	Property Debt		Interest Rate
							As of September 30, 2022
				September 30, 2022	December 31, 2021		Maturity Date
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$1,980	$2,547	$60,767	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	5,547	6,077	82,000	11/10/26		3.21%
Capstone at Port Imperial	360	units	40.00%	24,287	27,401	135,000	12/22/24	SOFR+	1.2%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	32,479	33,004	91,914	07/01/33		4.82%
Urby at Harborside (e)	762	units	85.00%	62,900	66,418	189,201	08/01/29		5.197%
PI North - Land (b) (f)	771	potential units	20.00%	1,678	1,678	—	—		—
Liberty Landing (g)	850	potential units	50.00%	300	300	—	—		—
Other
Hyatt Regency Hotel Jersey City	351	rooms	50.00%	—	—	100,000	10/01/26		3.668%
Other (h)				404	347	—	—		—
Totals:				$129,575	$137,772	$689,074
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
(d)Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $36,500, bears interest at LIBOR +2.85 percent, matures in October 2023; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +1.50 percent and matures in October 2022. The loan was extended on October 11, 2022, for three months and matures in January 2023 with a fixed rate of 5.125%; (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $18,200, which bears interest at LIBOR +1.50 percent and matures in January 2023.
(e)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company has guaranteed $22 million of the principal outstanding debt.
(f)The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 771 multifamily units.
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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity / Property Name	2022	2021	2022	2021
Multifamily
Metropolitan and Lofts at 40 Park	$(207)	$(163)	$(440)	$(659)
RiverTrace at Port Imperial	101	(4)	248	(14)
Capstone at Port Imperial (a)	(109)	171	(60)	(287)
Riverpark at Harrison	94	(1,008)	139	(1,135)
Station House	(160)	(291)	(615)	(1,109)
Urby at Harborside (b)	(23)	(1,026)	2,745	(90)
PI North - Land	—	(38)	(173)	(156)
Liberty Landing	—	(3)	(10)	(3)
Office
12 Vreeland Road (c)	—	—	—	2
Offices at Crystal Lake (d)	—	22	—	(113)
Other
Other	—	616	13	733

Company's equity in earnings (loss) of unconsolidated joint ventures (e)	$(304)	$(1,724)	$1,847	$(2,831)
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
(e)Amounts are net of amortization of basis differences of $154 and $141 for the three months ended September 30, 2022 and 2021, respectively, and $463 and $427 for the nine months ended September 30, 2022 and 2021, respectively.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	September 30, 2022	December 31, 2021
Deferred leasing costs	$86,089	$88,265
Deferred financing costs - revolving credit facility (a)	6,684	6,684
	92,773	94,949
Accumulated amortization	(43,583)	(40,956)
Deferred charges, net	49,190	53,993
Notes receivable (b)	2,028	4,015
In-place lease values, related intangibles and other assets, net (c)	13,134	42,183
Right of use assets (c)	2,896	22,298
Prepaid expenses and other assets, net	42,533	28,858

Total deferred charges and other assets, net	$109,781	$151,347
(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(b)As of September 30, 2022 and December 31, 2021, respectively, includes an interest-free note receivable with a net present value of $0.3 million and $0.7 million which matures in April 2023. The Company believes this balance is fully collectible. Also includes $1.6 million, net of a loan loss allowance of $0.1 million, as of September 30, 2022 and $3.1 million, net of a loan loss allowance of $0.2 million, as of December 31, 2021, of seller-financing provided by the Company to the buyers of the Metropark portfolio. The receivable is secured against available cash of one of the Metropark properties disposed of and earned an annual return of four percent for 90 days after the disposition, with the interest rate increased to 15 percent through November 18, 2021 and to 10 percent thereafter, pursuant to an amended operating agreement.
(c)This amount has a corresponding liability of $3.2 million and $23.7 million as of September 30, 2022 and December 31, 2021, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Ground Lease agreements for further details.
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $2.5 million will be reclassified as a decrease to interest expense.
As of September 30, 2022, the Company had two interest rate caps outstanding with a notional amount of $185 million designated as cash flow hedges of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 (dollars in thousands):

Asset Derivatives designated as hedging instruments	Fair Value		Balance sheet location
	September 30, 2022	December 31, 2021
Interest rate caps	$7,437	$850	Deferred charges and other assets
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ending September 30, 2022 and 2021 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Total Amount of Interest Expense presented in the consolidated statements of operations
Three months ended September 30,	2022	2021		2022	2021	2022	2021
Interest Rate Caps	$2,787	$—	Interest expense	$211	$—	$(22,137)	$(15,200)
Nine months ended September 30,
Interest Rate Caps	$4,912	$—	Interest expense	$213	$—	$(54,869)	$(49,364)
Credit-risk-related Contingent Features
As of September 30, 2022, the Company did not have any interest rate derivatives in a net liability position.
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

	September 30, 2022	December 31, 2021
Security deposits	$8,961	$6,884
Escrow and other reserve funds	16,741	12,817

Total restricted cash	$25,702	$19,701
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
In late 2019 through December 31, 2021, the Company completed the sale of all but one of its 37 properties in the Suburban Office Portfolio, totaling 6.3 million square feet, for net sales proceeds of $1.0 billion. The last property in the Suburban Office Portfolio, a 350,000 square foot office property, was reclassified as held for sale at September 30, 2022, and the Company expects to dispose of this property in the fourth quarter of 2022. As a result of the sales contract in place, the Company determined that the carrying value of the held for sale property was not expected to be recovered from estimated net sales proceeds and accordingly, during the nine months ended September 30, 2022, recognized an unrealized held for sale loss allowance of $4.4 million.
The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$1,410	$2,578	$4,421	$33,181
Operating and other expenses	(265)	(1,085)	(997)	(13,030)
Depreciation and amortization	(99)	(448)	(790)	(2,150)
Interest expense	—	—	—	(1,570)

Income from discontinued operations	1,046	1,045	2,634	16,431

Unrealized gains (losses) on disposition of rental property (a)	—	500	(4,440)	569
Realized gains (losses) on disposition of rental property	—	109	—	24,900
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	609	(4,440)	25,469

Total discontinued operations, net	$1,046	$1,654	$(1,806)	$41,900
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
The Company was in compliance with its debt covenants under its revolving credit facility as of September 30, 2022.
As of September 30, 2022 and December 31, 2021, the Company had borrowings of $109 million and $148 million under its revolving credit facility, respectively.

9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of September 30, 2022, 22 of the Company’s properties, with a total carrying value of approximately $3.6 billion, are encumbered by the Company's mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of September 30, 2022, except as otherwise disclosed.
A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2022 and December 31, 2021 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	September 30, 2022	December 31, 2021	Maturity
111 River St. (b)	Athene Annuity and Life Company		3.90%	$—	$150,000	—
Port Imperial 4/5 Hotel (c)	Fifth Third Bank	LIBOR+	3.40%	89,000	89,000	04/01/23
Portside at Pier One	CBRE Capital Markets/FreddieMac		3.57%	58,998	58,998	08/01/23
Signature Place	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Haus25 (d)	QuadReal Finance	LIBOR+	2.70%	297,324	255,453	12/01/24
Portside 5/6 (e)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
101 Hudson (f)	Wells Fargo CMBS		3.20%	250,000	250,000	10/11/26
The Upton (g)	Bank of New York Mellon	LIBOR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square	MUFG Union Bank	LIBOR+	1.84%	63,000	63,000	12/10/26
Riverhouse 9 at Port Imperial (h)	JP Morgan Chase Bank	SOFR+	1.41%	110,000	87,175	06/01/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Riverhouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (i)	New York Community Bank		3.77%	160,000	160,000	07/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	32,293	32,664	12/01/29
Emery at Overlook Ridge	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				2,166,615	2,252,290
Unamortized deferred financing costs				(8,909)	(11,220)

Total mortgages, loans payable and other obligations, net				$2,157,706	$2,241,070
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
(c)In May 2021, the Company executed an agreement extending its maturity date to April 2023, with a six month extension option. The Company repaid $5 million of the outstanding principal and has guaranteed $14.5 million of the outstanding principal, subject to certain conditions. The loan requires a debt service coverage charge test (“DSCR Test”), with which the Company was not in compliance for the quarter ended September 30, 2022. Therefore, the Company was required to deposit three months of interest amounting to $0.9 million into an escrow account and sweep all excess property level cash flows into such escrow account until two consecutive periods have passed where the Company is in compliance with the DSCR Test. The Company does not believe this will have a material impact on its results of operations or financial condition.
(d)This construction loan has a LIBOR floor of 2.0 percent, has a maximum borrowing capacity of $300 million and provides, subject to certain conditions, a one year extension option with a fee of 25 basis points.
(e)The Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.
(f)In October 2022, this loan was assumed by the purchaser of the property encumbered by the loan.

(g)On October 27, 2021, the Company obtained a $75 million mortgage loan maturing in October 2026 and repaid the existing construction loan. The Company entered into an interest-rate cap agreement for the mortgage loan.
(h)The construction loan had a maximum borrowing capacity of $92 million. On June 21, 2022, the Company obtained a $110 million mortgage loan maturing in June 2027 from a different lender and repaid the existing construction loan. The Company entered into an interest-rate cap agreement for the mortgage loan.
(i)Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.
CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2022 and 2021 was $59.0 million and $66.8 million, respectively. Interest capitalized by the Company for the nine months ended September 30, 2022 and 2021 was $12.2 million and $23.6 million, respectively.
SUMMARY OF INDEBTEDNESS

(dollars in thousands)	September 30, 2022		December 31, 2021
	Balance	Weighted Average Interest Rate (a)	Balance	Weighted Average Interest Rate (a)
Fixed Rate & Hedged Debt (a)	$1,710,512	3.69%	$1,675,353	3.71%
Revolving Credit Facility & Other Variable Rate Debt	556,194	5.42%	713,717	3.32%

Totals/Weighted Average:	$2,266,706	4.12%	$2,389,070	3.60%
(a) Includes debt with interest rate caps outstanding with a notional amount of $185 million.
10.    EMPLOYEE BENEFIT 401(k) PLANS
Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2022 and 2021 was $143 thousand and $158 thousand, respectively and $473 thousand and $496 thousand for the nine months ended September 30, 2022 and 2021, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2022 and December 31, 2021. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2022 and December 31, 2021.

The fair value of the Company’s long-term debt, consisting of revolving credit facility and term loan and mortgages, loans payable and other obligations aggregated approximately $2.1 billion and $2.4 billion as compared to the book value of approximately $2.2 billion and $2.4 billion as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.
The notes receivable by the Company are presented at the lower of cost basis or net amount expected to be collected in accordance with ASC 326. For its seller-financing note receivable provided to the buyers of the Metropark portfolio, the Company calculated the net present value of contractual cash flows of the total receivable. The Company accordingly recorded a loan loss allowance charge of $61 thousand at September 30, 2022, which was deducted from the amortized cost basis of the note receivable. Such charge was recorded in Interest and other investment income (loss) for the nine months ended September 30, 2022. See Note 5: Deferred charges and other assets, net.
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
As of September 30, 2022, assumptions that were utilized in the fair value calculation included:

Description	Primary Valuation Techniques	Unobservable Assumptions	Location Type	Range of Rates
Land holdings held for sale and held and used on which the Company recognized impairment losses	Developable area and units and market rate per square foot or sale prices per purchase and sale agreements	Market rate per unit	Waterfront	$76,000 - $78,000
As of September 30, 2022, the Company identified as held for sale two office properties totaling approximately 1.6 million square feet, two hotels and several developable land parcels, which are located in Jersey City, Holmdel, Morris Township, Wall and Weehawken, New Jersey. As a result of recent sales contracts in place, the Company determined that the carrying value of one of the remaining held for sale office properties, two hotels and two land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and nine months ended September 30, 2022, respectively, recognized an unrealized held for sale loss allowance of $5.1 million and $9.5 million ($4.4 million of which is included in discontinued operations) and also recorded land and other impairments of $2.5 million and $6.4 million for the three and nine months ended September 30, 2022, respectively.
The Company determined that, due to the shortening of its expected hold period for three office properties and several land parcels, it was necessary to reduce the carrying value of these assets to their estimated fair values. Accordingly, the Company recorded an impairment charge of $84.5 million on the office properties for the three and nine months ended September 30, 2022 and $2.9 million on the land parcels on the consolidated statement of operations for the nine months ended September 30, 2022.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2022 and current estimates of fair value may differ significantly from the amounts presented herein.
The ongoing impact of COVID-19 worldwide has impacted global economic activity and continues to cause volatility in financial markets. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted. In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of September 30, 2022.
12.    COMMITMENTS AND CONTINGENCIES
TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

Property Name	Location	Asset Type	PILOT Expiration Dates	PILOT Payments Three Months Ended September 30,		PILOT Payments Nine Months Ended September 30,
				2022	2021	2022	2021
				(Dollars in Thousands)		(Dollars in Thousands)
BLVD 475 (Monaco) (a)	Jersey City, NJ	Multifamily	2/2021	$—	$—	$—	$474
111 River Street (b)	Hoboken, NJ	Office	4/2022	—	363	85	1,103
Harborside Plaza 4A (c)	Jersey City, NJ	Office	2/2022	—	222	218	662
Harborside Plaza 5 (d)	Jersey City, NJ	Office	6/2022	—	1,085	2,000	3,244
BLVD 401 (Marbella 2) (e)	Jersey City, NJ	Multifamily	4/2026	450	372	1,185	959
RiverHouse 11 at Port Imperial (f)	Weehawken, NJ	Multifamily	7/2033	432	355	1,138	1,023
Port Imperial 4/5 Hotel (g)	Weehawken, NJ	Hotel	12/2033	729	729	2,189	2,189
RiverHouse 9 at Port Imperial (h)	Weehawken, NJ	Multifamily	6/2046	321	—	961	—
Haus25 (i)	Jersey City, NJ	Mixed-Use	3/2047	343	—	467	—
The James (j)	Park Ridge, NJ	Multifamily	6/2051	—	—	—	—
Total Pilot taxes				$2,275	$3,126	$8,243	$9,654
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
(j)For a term of 30 years following substantial completion which occurred in June 2021. The annual PILOT is equal to 10 percent of Gross Revenues for years 1-10, 11.5 percent for years 11-21 and 12.5 percent for years 22-30, as defined.

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
GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2022 and December 31, 2021, are as follows (dollars in thousands):

Year	As of September 30, 2022 Amount
October 1 through December 31, 2022	$48
2023	192
2024	192
2025	199
2026	199
2027 through 2101	31,864
Total lease payments	32,694
Less: imputed interest	(3,215)

Total	$29,479

Year	As of December 31, 2021 Amount
2022	$1,695
2023	1,702
2024	1,721
2025	1,728
2026	1,728
2027 through 2101	151,253
Total lease payments	159,827
Less: imputed interest	(136,141)

Total	$23,686
Ground lease expense incurred by the Company amounted to $225 thousand and $533 thousand for the three months ended September 30, 2022 and 2021, respectively and $787 thousand and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.
In conjunction with the adoption of ASU 2016-02 (Topic 842), starting on January 1, 2019, the Company capitalized operating leases, which had a balance of $2.9 million at September 30, 2022 for two ground leases. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rate used to arrive at the NPV was 7.618 percent for the remaining ground lease terms of 82.58 years each. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.

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
During the three and nine months ended September 30, 2022, the Company’s total costs incurred relating to the management changes discussed above, including the severance and related costs for the departure of the Company’s former executive officers, as well as other terminated employees, amounted to $3.4 million and $12.2 million, respectively, which was included in general and administrative expense.
OTHER
Certain Company properties acquired by contribution from unrelated common unitholders of the Operating Partnership, were subject to restrictions on disposition, except in a manner which did not result in recognition of built-in-gain allocable to such unitholders or which reimbursed the unitholders for the tax consequences thereof (collectively, the “Property Lock-Ups”). While these Property Lock-Ups, have expired, the Company is generally required to use commercially reasonable efforts to prevent any disposition of the subject properties from resulting in the recognition of built-in gain to these unitholders, which include members of the Mack Group (which includes William L. Mack, a former director and David S. Mack, a former director. As of September 30, 2022, taking into account tax-free exchanges on the originally contributed properties, either wholly or partially, over time, five of the Company’s properties, as well as certain land and development projects, including properties classified as held for sale as of September 30, 2022, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.
As of September 30, 2022, the Company has outstanding stay-on award agreements with 27 employees, which provides them with the potential to receive compensation, in cash or Company stock at the employees’ option, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified. The total potential cost of such awards is currently estimated to be up to approximately $1.7 million, including the potential future issuance of up to 54,450 shares of the Company’s common stock. Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, all of which were signed in late 2020 and early 2021, and all other conditions were satisfied.
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

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

Year	As of September 30, 2022 Amount
October 1 through December 31, 2022	$22,866
2023	89,746
2024	81,736
2025	77,367
2026	74,652
2027 and thereafter	382,352

Total	$728,719

Year	As of December 31, 2021 Amount
2022	$115,256
2023	114,355
2024	98,374
2025	94,042
2026	91,297
2027 and thereafter	416,712

Total	$930,036
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
Rockpoint Transaction
On February 27, 2017, the Company, Veris Residential Trust (“VRT”), formerly known as Roseland Residential Trust, the Company’s subsidiary through which the Company conducts its multifamily residential real estate operations, Veris Residential Partners, L.P. (“VRLP”), formerly known as Roseland Residential, L.P., the operating partnership through which VRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Original Investment Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). The Original Investment Agreement provided for VRT to contribute property to VRLP in exchange for common units of limited partnership interests in VRLP (the “Common Units”) and for multiple equity investments by Rockpoint in VRLP from time to time for up to an aggregate of

$300 million of preferred units of limited partnership interests in VRLP (the “Preferred Units”). The initial closing under the Original Investment Agreement occurred on March 10, 2017 for $150 million of Preferred Units and the parties agreed that the Company’s contributed equity value (“VRT Contributed Equity Value”), was $1.23 billion at closing. During the year ended December 31, 2018, a total additional amount of $105 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement. During the nine months ended September 30, 2019, a total additional amount of $45 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement, which brought the Preferred Units to the full balance of $300 million. In addition, certain contributions of property to VRLP by VRT subsequent to the execution of the Original Investment Agreement resulted in VRT being issued approximately $46 million of Preferred Units and Common Units in VRLP prior to June 26, 2019.
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
•second, 95.36% to VRT and 4.64% to Rockpoint until VRT has received a 6% annual return (the “VRT Base Return”) on the equity value of the properties contributed by it to VRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to VRLP in the future; and
•third, pro rata to Rockpoint and VRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at September 30, 2022, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units).
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
•fifth, pro rata to Rockpoint and VRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at September 30, 2022, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units); and
•sixth, to Rockpoint and VRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to VRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at September 30, 2022, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to VRT in respect of Preferred Units and 87.728% to VRT in respect of Common Units).
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
As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of September 30, 2022. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of VRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights or plans for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units is approximately $470.3 million as of September 30, 2022.
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
Each Series A Unit has a stated value of $1,000, pays dividends quarterly at an annual rate of 3.5 percent (subject to increase under certain circumstances), is convertible into 28.15 common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance, or an aggregate of up to 1,204,820 common units. The conversion rate was based on a value of $35.52 per common unit. The Series A Units have a liquidation and dividend preference senior to the common units and include customary anti-dilution protections for stock splits and similar events. The Series A Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder. During the nine months ended September 30, 2022, 12,000 Series A Units were redeemed for cash at the stated value.
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

The following tables set forth the changes in Redeemable noncontrolling interests for the three and nine months ended September 30, 2022 and 2021, respectively (dollars in thousands):

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at July 1, 2022	$40,231	$476,094	$516,325
Redemption/Payout	—	—	—
Net	40,231	476,094	516,325
Income Attributed to Noncontrolling Interests	350	6,015	6,365
Distributions	(350)	(6,015)	(6,365)
Redemption Value Adjustment	—	(1,411)	(1,411)
Balance at September 30, 2022	$40,231	$474,683	$514,914

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at July 1, 2021	$52,324	$464,648	$516,972
Redemption/Payout	—	—	—
Net	52,324	464,648	516,972
Income Attributed to Noncontrolling Interests	455	6,016	6,471
Distributions	(455)	(6,016)	(6,471)
Redemption Value Adjustment	—	1,717	1,717
Balance at September 30, 2021	$52,324	$466,365	$518,689

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2022	$52,324	$468,989	$521,313
Redemption/Payout	(12,000)	—	(12,000)
Net	40,324	468,989	509,313
Income Attributed to Noncontrolling Interests	1,121	18,047	19,168
Distributions	(1,121)	(18,047)	(19,168)
Redemption Value Adjustment	(93)	5,694	5,601
Balance at September 30, 2022	$40,231	$474,683	$514,914

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2021	$52,324	$460,973	$513,297
Redemption/Payout	—	—	—
Net	52,324	460,973	513,297
Income Attributed to Noncontrolling Interests	1,365	18,048	19,413
Distributions	(1,365)	(18,048)	(19,413)
Redemption Value Adjustment	—	5,392	5,392
Balance at September 30, 2021	$52,324	$466,365	$518,689

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
The following table reflects the activity of the General Partner capital for the three and nine months ended September 30, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Opening Balance	$1,296,280	$1,335,226	$1,281,982	$1,398,817
Net income (loss) available to common shareholders	(101,218)	(28,314)	(83,937)	(92,770)
Redeemable noncontrolling interests	1,279	(1,562)	(5,187)	(4,903)
Redemption of common units for common stock	—	—	161	2,716
Shares issued under Dividend Reinvestment and Stock Purchase Plan	(4)	4	23	33
Directors' deferred compensation plan	110	91	330	229
Stock Compensation	2,790	1,632	7,256	3,517
Cancellation of common stock	(156)	—	(852)	(118)
Other comprehensive income (loss)	2,338	—	4,270	—
Rebalancing of ownership percent between parent and subsidiaries	160	948	(2,467)	504
Balance at September 30	$1,201,579	$1,308,025	$1,201,579	$1,308,025
Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
On December 13, 2021, the Company entered into a distribution agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Goldman Sachs & Co. LLC, R. Seelaus & Co., LLC and Samuel A. Ramirez & Company, Inc., as sales agents. Pursuant to the Distribution Agreement, the Company may issue and sell, from time to time, shares of common stock, par value $0.01 per share, having a combined aggregate offering price of up to $200 million. The Company will pay a commission that will not exceed, but may be lower than, 2% of the gross proceeds of all shares sold through the ATM Program. As of September 30, 2022, the Company had not sold any shares pursuant to the ATM Program.

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
There were no stock options that were exercised under any stock option plans for the nine months ended September 30, 2022 and 2021, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of September 30, 2022 and December 31, 2021, the stock options outstanding had a weighted average remaining contractual life of approximately 4.8 and 5.5 years, respectively.
The Company recognized stock options expense of $323 thousand and $253 thousand for the three months ended September 30, 2022 and 2021, respectively and $885 thousand and $591 thousand for the nine months ended September 30, 2022 and 2021, respectively.
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
As of September 30, 2022, the Company had $0.3 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 0.4 years. The Company recognized AO LTIP unit expense of $155 thousand and $156 thousand for the three months ended September 30, 2022 and September 30, 2021, and $466 thousand and $466 thousand for the nine months ended September 30, 2022 and September 30, 2021.

Time-based Restricted Stock Awards and Restricted Stock Units
The Company has issued restricted stock units and common stock (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one-year to three-year vesting period. On June 15, 2022, the Company issued Restricted Stock Awards to non-employee members of the Board of Directors of the General Partner which vest within one year, of which 49,784 unvested Restricted Stock Awards were outstanding at September 30, 2022. During the year ended December 31, 2021 and the nine months ended September 30, 2022, the Company granted restricted stock units to certain non-executive employees of the Company which will vest after three years, of which 271,159 were still outstanding as of September 30, 2022. Restricted Stock Awards allow holders to receive shares of the Company’s common stock upon vesting. Vesting of the Restricted Stock Awards issued is based on time and service. All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan and as inducement awards.
As of September 30, 2022, the Company had $0.5 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.7 years.
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
As of September 30, 2022, the Company had $1.2 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.5 years.
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
During the three months ended September 30, 2022 and 2021, 9,607 and 5,113 deferred stock units were earned, respectively. During the nine months ended September 30, 2022 and 2021, 24,024 and 13,494 deferred stock units were earned, respectively. As of September 30, 2022 and December 31, 2021, there were 56,589 and 37,603 deferred stock units outstanding, respectively.
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

The following information presents the Company’s results for the three and nine months ended September 30, 2022 and 2021 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Basic EPS	2022	2021	2022	2021
Income (loss) from continuing operations	$(106,948)	$(27,446)	$(73,973)	$(128,202)
Add (deduct): Noncontrolling interests in consolidated joint ventures	726	1,137	2,484	3,670
Add (deduct): Noncontrolling interests in Operating Partnership	10,420	2,962	8,356	13,084
Add (deduct): Redeemable noncontrolling interests	(6,365)	(6,471)	(19,168)	(19,413)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	1,279	(1,562)	(5,187)	(4,903)
Income (loss) from continuing operations available to common shareholders	$(100,888)	$(31,380)	$(87,488)	$(135,764)
Income (loss) from discontinued operations available to common shareholders	949	1,504	(1,636)	38,091
Net income (loss) available to common shareholders for basic earnings per share	(99,939)	(29,876)	(89,124)	(97,673)

Weighted average common shares	91,087	90,941	91,022	90,803

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(1.11)	$(0.35)	$(0.96)	$(1.50)
Income (loss) from discontinued operations available to common shareholders	0.01	0.02	(0.02)	0.42
Net income (loss) available to common shareholders	$(1.10)	$(0.33)	$(0.98)	$(1.08)

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Diluted EPS	2022	2021	2022	2021
Net income (loss) from continuing operations available to common shareholders	$(100,888)	$(31,380)	$(87,488)	$(135,764)
Add (deduct): Noncontrolling interests in Operating Partnership	(10,420)	(2,962)	(8,356)	(13,084)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	131	(155)	(520)	(489)
Income (loss) from continuing operations for diluted earnings per share	(111,177)	(34,497)	(96,364)	(149,337)
Income (loss) from discontinued operations for diluted earnings per share	1,046	1,654	(1,806)	41,900
Net income (loss) available for diluted earnings per share	$(110,131)	$(32,843)	$(98,170)	$(107,437)

Weighted average common shares	100,378	99,975	100,215	99,870

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(1.11)	$(0.35)	$(0.96)	$(1.50)
Income (loss) from discontinued operations available to common shareholders	0.01	0.02	(0.02)	0.42
Net (income) loss available to common shareholders	$(1.10)	$(0.33)	$(0.98)	$(1.08)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic EPS shares	91,087	90,941	91,022	90,803
Add: Operating Partnership – common and vested LTIP units	9,291	9,034	9,193	9,067
Diluted EPS Shares	100,378	99,975	100,215	99,870

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Awards outstanding as of September 30, 2022 and 2021 were 1,824,634 and 2,130,806, respectively. Unvested restricted common stock outstanding as of September 30, 2022 and 2021 were 49,784 and 39,529 shares, respectively. Unvested AO LTIP Units outstanding as of each of September 30, 2022 and 2021 were 625,000.
No dividends were declared per common share for the nine-month periods ended September 30, 2022 and 2021.

Veris Residential, L.P.:

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Basic EPU	2022	2021	2022	2021
Income (loss) from continuing operations	$(106,948)	$(27,446)	$(73,973)	$(128,202)
Add (deduct): Noncontrolling interests in consolidated joint ventures	726	1,137	2,484	3,670
Add (deduct): Redeemable noncontrolling interests	(6,365)	(6,471)	(19,168)	(19,413)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	1,411	(1,717)	(5,706)	(5,392)
Income (loss) from continuing operations available to unitholders	(111,176)	(34,497)	(96,363)	(149,337)
Income (loss) from discontinued operations available to unitholders	1,046	1,654	(1,806)	41,900
Net income (loss) available to common unitholders for basic earnings per unit	$(110,130)	$(32,843)	$(98,169)	$(107,437)

Weighted average common units	100,378	99,975	100,215	99,870

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(1.11)	$(0.35)	$(0.96)	$(1.50)
Income (loss) from discontinued operations available to unitholders	0.01	0.02	(0.02)	0.42
Net income (loss) available to common unitholders for basic earnings per unit	$(1.10)	$(0.33)	$(0.98)	$(1.08)

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Diluted EPU	2022	2021	2022	2021
Net income (loss) from continuing operations available to common unitholders	$(111,176)	$(34,497)	$(96,363)	$(149,337)
Income (loss) from discontinued operations for diluted earnings per unit	1,046	1,654	(1,806)	41,900
Net income (loss) available to common unitholders for diluted earnings per unit	$(110,130)	$(32,843)	$(98,169)	$(107,437)

Weighted average common unit	100,378	99,975	100,215	99,870

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(1.11)	$(0.35)	$(0.96)	$(1.50)
Income (loss) from discontinued operations available to common unitholders	0.01	0.02	(0.02)	0.42
Net income (loss) available to common unitholders	$(1.10)	$(0.33)	$(0.98)	$(1.08)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic EPU units	100,378	99,975	100,215	99,870
Diluted EPU Units	100,378	99,975	100,215	99,870
Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Awards outstanding as of September 30, 2022 and 2021 were 1,824,634 and 2,130,806, respectively. Unvested restricted common stock outstanding as of September 30, 2022 and 2021 were 49,784 and 39,529 shares, respectively. Unvested AO LTIP Units outstanding as of each of September 30, 2022 and 2021 were 625,000.
No distributions were declared per common unit for the nine-month periods ended September 30, 2022 and 2021.
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
The following table reflects the activity of noncontrolling interests for the three and nine months ended September 30, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Opening Balance	$170,893	$175,107	$167,436	$193,563
Net (loss) income	(4,684)	2,522	8,158	6,468
Unit distributions	—	—	218	643
Redeemable noncontrolling interests	(6,234)	(6,626)	(19,688)	(19,902)
Change in noncontrolling interests in consolidated joint ventures	6	12	24	197
Redemption of common units for common stock	—	—	(161)	(2,716)
Redemption of common units	—	(295)	(1,801)	(11,164)
Stock compensation	423	1,275	3,401	4,462
Other comprehensive income (loss)	239	—	429	—
Rebalancing of ownership percentage between parent and subsidiaries	(160)	(948)	2,467	(504)
Balance at September 30	$160,483	$171,047	$160,483	$171,047
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2022, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $2.5 million as of September 30, 2022.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the nine months ended September 30, 2022, the Company redeemed for cash 108,416 common units at their fair value of $1.8 million.
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

Noncontrolling Interests Ownership in Operating Partnership
As of September 30, 2022 and December 31, 2021, the noncontrolling interests common unitholders owned 9.3 percent and 9.0 percent of the Operating Partnership, respectively.
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
17.    SEGMENT REPORTING
The Company operates in two business segments: (i) multifamily real estate and services and (ii) commercial and other real estate. The Company provides property management, leasing, acquisition, development, construction and tenant-related services for its commercial and other real estate and multifamily real estate portfolio. The Company’s multifamily services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2022 and 2021. The Company had no long lived assets in foreign locations as of September 30, 2022 and December 31, 2021. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.
The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multifamily real estate and services). All properties classified as discontinued operations have been excluded.
Selected results of operations for the three and nine months ended September 30, 2022 and 2021 and selected asset information as of September 30, 2022 and December 31, 2021 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial & Other Real Estate	Multifamily Real Estate & Services (d)	Corporate & Other (e)	Total Company
Total revenues:
Three months ended:
September 30, 2022	$31,462	$60,363	$(469)	$91,356
September 30, 2021	37,418	45,182	(416)	82,184
Nine months ended:
September 30, 2022	$110,473	$159,756	$(1,414)	$268,815
September 30, 2021	115,010	122,778	(1,384)	236,404

Total operating and interest expenses (a):
Three months ended:
September 30, 2022	$13,665	$31,117	$32,113	$76,895
September 30, 2021	14,951	27,770	27,948	70,669
Nine months ended:

September 30, 2022	$41,458	$82,124	$92,430	$216,012
September 30, 2021	46,675	80,835	83,676	211,186

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
September 30, 2022	$—	$(304)	$—	$(304)
September 30, 2021	22	(1,746)	—	(1,724)
Nine months ended:
September 30, 2022	$—	$1,847	$—	$1,847
September 30, 2021	(111)	(2,720)	—	(2,831)

Net operating income (loss) (b):
Three months ended:
September 30, 2022	$17,797	$28,942	$(32,582)	$14,157
September 30, 2021	22,489	15,666	(28,364)	9,791
Nine months ended:
September 30, 2022	$69,015	$79,479	$(93,844)	$54,650
September 30, 2021	68,224	39,223	(85,060)	22,387

Total assets:
September 30, 2022	$875,794	$3,361,910	$18,388	$4,256,092
December 31, 2021	1,216,717	3,294,226	16,375	4,527,318

Total long-lived assets (c):
September 30, 2022	$809,474	$3,142,398	$(1,531)	$3,950,341
December 31, 2021	1,087,198	3,098,492	(1,309)	4,184,381

Total investments in unconsolidated joint ventures:
September 30, 2022	$—	129,575	$—	$129,575
December 31, 2021	—	137,772	—	137,772

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

Veris Residential, Inc.
The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net operating income	$14,157	$9,791	$54,650	$22,387
Add (deduct):
Depreciation and amortization	(28,960)	(28,950)	(82,812)	(85,226)
Property Impairments	(84,509)	—	(84,509)	(6,041)
Land and other impairments, net	(2,536)	(3,401)	(9,368)	(11,333)
Realized gains (losses) and unrealized losses on disposition of rental property, net	(5,100)	(3,000)	(3,264)	521
Gain on disposition of developable land	—	—	57,748	111
Gain on sale from unconsolidated joint ventures	—	(1,886)	—	(1,886)
Gain (loss) from extinguishment of debt, net	—	—	(6,418)	(46,735)
Income (loss) from continuing operations	(106,948)	(27,446)	(73,973)	(128,202)
Discontinued operations
Income from discontinued operations	1,046	1,045	2,634	16,431
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	609	(4,440)	25,469
Total discontinued operations, net	1,046	1,654	(1,806)	41,900
Net income (loss)	(105,902)	(25,792)	(75,779)	(86,302)
Noncontrolling interests in consolidated joint ventures	726	1,137	2,484	3,670
Noncontrolling interests in Operating Partnership	10,420	2,962	8,356	13,084
Noncontrolling interest in discontinued operations	(97)	(150)	170	(3,809)
Redeemable noncontrolling interests	(6,365)	(6,471)	(19,168)	(19,413)
Net income (loss) available to common shareholders	$(101,218)	$(28,314)	$(83,937)	$(92,770)

Veris Residential, L.P.
The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net operating income	$14,157	$9,791	$54,650	$22,387
Add (deduct):
Depreciation and amortization	(28,960)	(28,950)	(82,812)	(85,226)
Property Impairments	(84,509)	—	(84,509)	(6,041)
Land and other impairments, net	(2,536)	(3,401)	(9,368)	(11,333)
Realized gains (losses) and unrealized losses on disposition of rental property, net	(5,100)	(3,000)	(3,264)	521
Gain on disposition of developable land	—	—	57,748	111
Gain on sale from unconsolidated joint ventures	—	(1,886)	—	(1,886)
Gain (loss) from extinguishment of debt, net	—	—	(6,418)	(46,735)
Income (loss) from continuing operations	(106,948)	(27,446)	(73,973)	(128,202)
Discontinued operations
Income from discontinued operations	1,046	1,045	2,634	16,431
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	609	(4,440)	25,469
Total discontinued operations, net	1,046	1,654	(1,806)	41,900
Net income (loss)	(105,902)	(25,792)	(75,779)	(86,302)
Noncontrolling interests in consolidated joint ventures	726	1,137	2,484	3,670
Redeemable noncontrolling interests	(6,365)	(6,471)	(19,168)	(19,413)
Net income (loss) available to common unitholders	$(111,541)	$(31,126)	$(92,463)	$(102,045)

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
As of September 30, 2022, the Company owns or has interests in 37 properties (collectively, the “Properties”) and developable land parcels. These Properties are comprised of 24 multifamily rental properties containing 7,681 apartment units as well as non-core assets comprised of six office properties, four parking/retail properties and three hotels. The Properties are located in three states in the Northeast, plus the District of Columbia.
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
Results From Operations
The following comparisons for the three and nine months ended September 30, 2022 (“2022”), as compared to the three and nine months ended September 30, 2021 (“2021”), make reference to the following:
(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2021 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2020 (for the nine-month period comparisons) excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2021 through September 30, 2022;
(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2021 through September 30, 2022 (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2021 through September 30, 2022 (for the nine-month period comparisons); and
(iii)“Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2021 through September 30, 2022.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

(dollars in thousands)	Three Months Ended September 30,		Dollar Change	Percent Change
	2022	2021
Revenue from rental operations and other:
Revenue from leases	$77,765	$70,683	$7,082	10.0%
Parking income	4,873	3,950	923	23.4
Hotel income	4,489	3,018	1,471	48.7
Other income	3,343	1,905	1,438	75.5
Total revenues from rental operations	90,470	79,556	10,914	13.7

Property expenses:
Real estate taxes	14,900	11,764	3,136	26.7
Utilities	3,955	3,573	382	10.7
Operating services	20,565	17,135	3,430	20.0
Total property expenses	39,420	32,472	6,948	21.4

Non-property revenues:
Real estate services	886	2,628	(1,742)	(66.3)
Total non-property revenues	886	2,628	(1,742)	(66.3)

Non-property expenses:
Real estate services expenses	2,752	3,307	(555)	(16.8)
General and administrative	12,863	11,288	1,575	14.0
Transaction related costs	3	3,671	(3,668)	(99.9)
Depreciation and amortization	28,960	28,950	10	—
Property impairments	84,509	0	84,509	100.0
Land and other impairments, net	2,536	3,401	(865)	(25.4)
Total non-property expenses	131,623	50,617	81,006	160.0
Operating income (loss)	(79,687)	(905)	(78,782)	(8705.2)
Other (expense) income:
Interest expense	(22,137)	(15,200)	(6,937)	(45.6)
Interest and other investment income (loss)	280	(4,731)	5,011	105.9
Equity in earnings (loss) of unconsolidated joint ventures	(304)	(1,724)	1,420	82.4
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	(5,100)	(3,000)	(2,100)	(70.0)
Loss on sale of unconsolidated joint venture interests	—	(1,886)	1,886	100.0
Total other (expense) income	(27,261)	(26,541)	(720)	(2.7)
Income (loss) from continuing operations	(106,948)	(27,446)	(79,502)	(289.7)
Discontinued operations:
Income from discontinued operations	1,046	1,045	1	0.1
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	609	(609)	(100.0)
Total discontinued operations	1,046	1,654	(608)	(36.8)
Net income (loss)	$(105,902)	$(25,792)	$(80,110)	(310.6)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2022, as compared to 2021, divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2021 and 2022 (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2021 and 2022
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$7,082	10.0%	$4,092	5.8%	$8,687	12.3%	$(5,697)	(8.1)%
Parking income	923	23.4	833	21.1	301	7.6	(211)	(5.3)
Hotel income	1,471	48.7	1,471	48.7	—	—	—	—
Other income	1,438	75.5	1,415	74.3	42	2.2	(19)	(1.0)
Total	$10,914	13.7%	$7,811	9.8%	$9,030	11.4%	$(5,927)	(7.5)%

Property expenses:
Real estate taxes	$3,136	26.7%	$2,608	22.2%	$891	7.6%	$(363)	(3.1)%
Utilities	382	10.7	124	3.5	523	14.6	(266)	(7.4)
Operating services	3,430	20.0	2,953	17.2	1,932	11.3	(1,455)	(8.5)
Total	$6,947	21.4%	$5,685	17.5%	$3,346	10.3%	$(2,084)	(6.4)%

OTHER DATA:
Number of Consolidated Properties	28		25		3		19
Commercial Square feet (in thousands)	4,350		4,350		—		3,596
Multifamily portfolio (number of units)	5,535		4,232		1,303		—
Revenue from leases. Revenue from leases for the Same-Store Properties increased $4.1 million, or 5.8 percent, for 2022 as compared to 2021, due primarily to an increase in occupancy, market rental rates and a reduction in concessions of the multifamily rental properties, partially offset by a reduction in occupancy of the office properties in 2022 as compared to 2021.
Parking income. Parking income for the Same-Store Properties increased $0.8 million, or 21.1 percent, for 2022 as compared to 2021 due primarily to increased usage at the parking garages in 2022 as compared to 2021.
Hotel income. Hotel income for the Same-Store Properties increased $1.5 million, or 48.7 percent, for 2022 as compared to 2021, primarily due to higher occupancy and more events in 2021 as a result of the easing of COVID-19 restrictions.
Other income. Other income for the Same-Store Properties increased $1.4 million, or 74.3 percent, for 2022 as compared to 2021, due primarily to the return of escrow on a previous transaction and post sales items received in 2022.
Real estate taxes. Real estate taxes for the Same-Store Properties increased $2.6 million, or 22.2 percent, for 2022 as compared to 2021, due primarily to the expiration of PILOT agreements causing increased tax rates in 2022 pertaining to properties located in Jersey City, New Jersey.
Utilities. Utilities for the Same-Store Properties remained relatively unchanged.

Operating services. Operating services for the Same-Store Properties increased $3.0 million or 17.2 percent, for 2022 as compared to 2021, due primarily to an increase in repairs and maintenance costs of $1.7 million, insurance expense of $0.3 million and salaries and professional fees of $0.5 million in 2022 as compared to 2021.
Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.7 million, or 66.3 percent, for 2022 as compared to 2021, due primarily to less third party development and management activity in 2022 as compared to 2021.
Real estate services expense. Real estate services expense decreased $0.6 million, or 16.8 percent, for 2022 as compared to 2021, due primarily to lower salaries and related expenses from a reduction in third-party services activities in 2022 as compared to 2021.
General and administrative. General and administrative expenses increased $1.6 million, or 14.0 percent, for 2022 as compared to 2021. This increase was due primarily to higher severance and related costs in 2022 as compared to 2021 and partially offset by cost reductions in 2022.
Depreciation and amortization. Depreciation and amortization remained relatively unchanged.
Property Impairments. In 2022, the Company recorded a $84.5 million impairment on a held and used office property located in Jersey City, New Jersey.
Land and other impairments, net. In 2022, the Company recorded net $2.5 million of impairment on a developable land parcel. In 2021, the Company recorded $3.4 million of impairments on developable land parcels. See Note 11: Disclosure of Fair Value of Assets and Liabilities.
Interest expense. Interest expense increased $6.9 million, or 45.6 percent, for 2022 as compared to 2021. The increase is primarily related to increases in LIBOR and SOFR rates during the quarter as well as a reduction in capitalized interest due to the newly placed in service property, Haus25.
Interest and other investment income (loss). Interest and other investment income (loss) increased $5.0 million for 2022 as compared to 2021, due primarily to the writedown of a note receivable in 2021.
Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.4 million for 2022 as compared to 2021, due primarily to the improved operating performance of its unconsolidated joint ventures due to higher occupancy and rental rates.
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property from a net loss of $5.1 million in 2022 compared to $3.0 million in 2021.
Gain (loss) on sale from unconsolidated joint ventures. In 2021, the Company recorded a loss of $1.9 million on the sale of its interest in a joint venture which owns an office property in West Orange, New Jersey.
Discontinued operations. For all periods presented, the Company classified 37 office properties, all but one of which sold as of September 30, 2022, totaling 6.3 million square feet as discontinued operations. The Company recognized income from discontinued operations of $1.0 million in 2022 and 2021. In 2021, the Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $0.6 million on these properties. See Note 7: Discontinued Operations to the Financial Statements.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

(dollars in thousands)	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021
Revenue from rental operations and other:
Revenue from leases	$210,597	$202,270	$8,327	4.1%
Parking income	13,804	10,520	3,284	31.2
Hotel income	10,442	6,785	3,657	53.9
Other income	31,279	9,082	22,197	244.4
Total revenues from rental operations	266,122	228,657	37,465	16.4

Property expenses:
Real estate taxes	39,432	35,393	4,039	11.4
Utilities	11,365	10,816	549	5.1
Operating services	57,671	51,400	6,271	12.2
Total property expenses	108,468	97,609	10,859	11.1

Non-property revenues:
Real estate services	2,693	7,747	(5,054)	(65.2)
Total non-property revenues	2,693	7,747	(5,054)	(65.2)

Non-property expenses:
Real estate services expenses	8,035	9,838	(1,803)	(18.3)
General and administrative	43,919	43,340	579	1.3
Transaction related costs	1,348	6,416	(5,068)	(79.0)
Depreciation and amortization	82,812	85,226	(2,414)	(2.8)
Property impairments	84,509	6,041	78,468	1,298.9
Land and other impairments, net	9,368	11,333	(1,965)	(17.3)
Total non-property expenses	229,991	162,194	67,797	41.8
Operating income (loss)	(69,644)	(23,399)	(46,245)	(197.6)
Other (expense) income:
Interest expense	(54,869)	(49,364)	(5,505)	(11.2)
Interest and other investment income (loss)	627	(4,619)	5,246	113.6
Equity in earnings (loss) of unconsolidated joint ventures	1,847	(2,831)	4,678	165.2
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	(3,264)	521	(3,785)	(726.5)
Loss on sale of unconsolidated joint venture interests	—	(1,886)	1,886	100.0
Gain on disposition of developable land	57,748	111	57,637	51,925.2
Loss from extinguishment of debt, net	(6,418)	(46,735)	40,317	86.3
Total other (expense) income	(4,329)	(104,803)	100,474	95.9
Income (loss) from continuing operations	(73,973)	(128,202)	54,229	42.3
Discontinued operations:
Income from discontinued operations	2,634	16,431	(13,797)	(84.0)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	25,469	(29,909)	(117.4)
Total discontinued operations	(1,806)	41,900	(43,706)	(104.3)
Net income (loss)	$(75,779)	$(86,302)	$10,523	12.2%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2022, as compared to 2021, divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2021 and 2022 (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2021 and 2022
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$8,327	4.1%	$6,367	3.1%	$19,152	9.5%	$(17,192)	(8.5)%
Parking income	3,284	31.2	2,862	27.2	839	8.0	(417)	(4.0)
Hotel income	3,657	53.9	3,657	53.9	—	—	—	—
Other income	22,197	244.4	21,810	240.1	317	3.5	70	0.8
Total	$37,465	16.4%	$34,696	15.2%	$20,308	8.9%	$(17,539)	(7.7)%

Property expenses:
Real estate taxes	$4,039	11.4%	$3,170	9.0%	$2,248	6.4%	$(1,379)	(3.9)%
Utilities	549	5.1	180	1.7	988	9.1	(619)	(5.7)
Operating services	6,271	12.2	6,139	11.9	4,516	8.8	(4,384)	(8.5)
Total	$10,859	11.1%	$9,489	9.7%	$7,752	7.9%	$(6,382)	(6.6)%

OTHER DATA:
Number of Consolidated Properties	28		24		4		19
Commercial Square feet (in thousands)	4,350		4,350		—		3,596
Multifamily portfolio (number of units)	5,535		4,039		1,496		—
Revenue from leases. Revenue from leases for the Same-Store Properties increased $6.4 million, or 3.1 percent, for 2022 as compared to 2021, due primarily to an increase in occupancy of the multifamily rental properties, partially offset by a reduction in occupancy of the office properties in 2022 as compared to 2021.
Parking income. Parking income for the Same-Store Properties increased $2.9 million, or 27.2 percent, for 2022 as compared to 2021 due primarily to increased usage at the parking garages in 2022 as compared to 2021.
Hotel income. Hotel income for the Same-Store Properties increased $3.7 million, or 53.9 percent, for 2022 as compared to 2021, primarily due to the partial shutdown of hotel operations in 2021 as a result of the COVID-19 pandemic.
Other income. Other income for the Same-Store Properties increased $21.8 million, or 240.1 percent, for 2022 as compared to 2021, due primarily to lease termination income recognized from office properties in 2022.
Real estate taxes. Real estate taxes for the Same-Store Properties increased $3.2 million, or 9.0 percent, for 2022 as compared to 2021, due primarily to the expiration of the PILOT agreements causing increased tax rates in 2022 pertaining to properties located in Jersey City, New Jersey.
Utilities. Utilities for the Same-Store Properties remained relatively unchanged for 2022 compared to 2021.
Operating services. Operating services for the Same-Store Properties increased $6.1 million, or 11.9 percent, for 2022 as compared to 2021, due primarily to an increase in property maintenance and insurance in 2022 as compared to 2021.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $5.1 million, or 65.2 percent, for 2022 as compared to 2021, due primarily to less third party development and management activity in 2022 as compared to 2021.
Real estate services expense. Real estate services expense decreased $1.8 million, or 18.3 percent, for 2022 as compared to 2021, due primarily to lower salaries and related expenses from a reduction in third-party services activities in 2022 as compared to 2021.
General and administrative. General and administrative expenses remained relatively unchanged for 2022 compared to 2021 due to increases in severance and related costs in 2022 as compared to 2021, partially offset by cost saving reductions in 2022.
Depreciation and amortization. Depreciation and amortization decreased $2.4 million, or 2.8 percent, for 2022 over 2021. This decrease was primarily due to a decrease of $6.9 million for properties sold or removed from service and lower depreciation of fully amortized assets of $6.5 million for Same-Store Properties for 2022 as compared to 2021. These were partially offset by an increase of approximately $11.0 million for 2022 as compared to 2021 in the Acquired Properties.
Property Impairments. The Company recorded a $84.5 million impairment on a held and used office property located in Jersey City, New Jersey in 2022 and a $6.0 million impairment on its held and used office property located in Hoboken, New Jersey in 2021; the property has since been sold.
Land and other impairments, net. In 2022, the Company recorded net $9.4 million of impairments on developable land parcels. In 2021, the Company recorded $11.3 million of impairments on developable land parcels. See Note 11: Disclosure of Fair Value of Assets and Liabilities.
Interest expense. Interest expense increased $5.5 million, or 11.2 percent, for 2022 as compared to 2021. This increase was primarily the result of mortgage interest on a newly placed in service property.
Interest and other investment income (loss). Interest and other investment income (loss) increased $5.2 million for 2022 as compared to 2021, due primarily to the writedown of a note receivable in 2021.
Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $4.7 million, or 165.2 percent for 2022 as compared to 2021, due primarily to higher revenues resulting from lower concessions and discounts to tenants at various multifamily ventures in 2022 as compared to 2021.
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property due to a loss of $3.3 million in 2022 on the disposition of an office property located in Hoboken, New Jersey compared to a net gain of $0.5 million in 2021.
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
Discontinued operations. For all periods presented, the Company classified 37 office properties totaling 6.3 million square feet as discontinued operations. Income from discontinued operations decreased by $13.8 million for 2022 compared to 2021 primarily due to the sale of majority of the properties taking place in 2021. In 2022, the Company recognized a valuation allowance of $4.4 million on the remaining property. In 2021, the Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $25.5 million on these properties. See Note 7: Discontinued Operations to the Financial Statements.

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
Property Lock-Ups
Certain Company properties acquired by contribution from unrelated common unitholders of the Operating Partnership were subject to restrictions on disposition, except in a manner which did not result in recognition of built-in-gain allocable to such unitholders or which reimbursed the unitholders for the tax consequences thereof (collectively, the “Property Lock-Ups”). While these Property Lock-Ups have expired, the Company is generally required to use commercially reasonable efforts to prevent any disposition of the subject properties from resulting in the recognition of built-in gain to these unitholders, which include members of the Mack Group (which includes William L. Mack, a former director and David S. Mack, a former director). As of September 30, 2022, taking into account tax-free exchanges on the originally contributed properties, either wholly or partially, over time, five of the Company’s properties, as well as certain land and development projects, with an aggregate carrying value of approximately $1.0 billion, are subject to these conditions.
Unencumbered Properties
As of September 30, 2022, the Company had one unencumbered property with a carrying value of $14.5 million representing 3.7 percent of the Company’s total consolidated property count.
Cash Flows
Cash, cash equivalents and restricted cash increased by $12.6 million to $64.1 million at September 30, 2022, compared to $51.5 million at December 31, 2021. This increase is comprised of the following net cash flow items:
(1)$69.2 million provided by operating activities.
(2)$110.2 million provided by investing activities, consisting primarily of the following:
(a)$335.3 million received from proceeds from the sales of rental property; plus
(b)$10.4 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; plus
(c)$2.2 million received from repayment of notes receivable; minus
(d)$39.7 million used for additions to rental property, improvements and other costs; plus
(e)$67.3 million used for the development of rental property, other related costs and deposits; minus
(f)$130.5 million used for rental property acquisitions and related intangibles.
(3)$166.8 million used in financing activities, consisting primarily of the following:
(a)$5.1 million used for payment of early debt extinguishment costs, plus
(b)$128.0 million used for repayments of revolving credit facility and term loan; plus
(c)$240.4 million used for repayments of mortgages, loans payable and other obligations; plus
(d)$19.3 million used for distribution to redeemable noncontrolling interests; plus
(e)$2.7 million used for redemption of common units; plus
(f)$12.0 million used for redemption of redeemable noncontrolling interests, net; plus
(g)$3.0 million used for payment of financing costs; minus
(h)$89.0 million from borrowings under the revolving credit facility, minus
(i)$154.7 million from proceeds received from mortgages and loans payable.

Debt Financing
Summary of Debt
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2022:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)		Weighted Average Maturity in Years
Fixed Rate & Hedged Secured (c)	$1,717,291	75.46%	3.69%		4.29
Variable Rate Secured Debt	558,324	24.54%	5.42%		2.63

Totals/Weighted Average:	$2,275,615	100.00%	4.12%	(b)	3.73
Unamortized deferred financing costs	(8,909)
Total Debt, Net	$2,266,706

(a)The actual weighted average of floating rates (LIBOR and SOFR) for the Company’s outstanding variable rate debt was 2.72 percent as of September 30, 2022 plus the applicable spread.
(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.
(c)Includes debt with interest rate caps outstanding with a notional amount of $185 million.
Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2022 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments (a)
2022	$180	$—	$180	4.85%
2023	2,047	147,998	150,045	5.15%
2024 (b)	3,403	714,324	717,727	4.54%
2025	3,300	—	3,300	3.98%
2026	3,407	733,000	736,407	3.77%
Thereafter	9,414	658,542	667,956	3.81%
Sub-total	21,751	2,253,864	2,275,615	4.12%
Unamortized deferred financing costs	(8,909)	—	(8,909)
Totals/Weighted Average	$12,842	$2,253,864	$2,266,706	4.12%	(c)
(a)The actual weighted average of floating rates (LIBOR and SOFR) for the Company’s outstanding variable rate debt were 2.72 percent as of September 30, 2022, plus the applicable spread.
(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.
(c)Includes outstanding borrowings of the Company’s revolving credit facility of $109.0 million.
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
Debt Strategy
The Company does not intend to reserve funds to retire the Company’s outstanding borrowings under its revolving credit facility or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to retire such debt primarily with available proceeds to be received from the Company’s planned sales of its assets, as well as obtaining additional mortgage financings on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of October 31, 2022, the Company had outstanding borrowings of $34 million under its revolving credit facility. The Company is reviewing various financing and refinancing options, including the issuance of additional, or exchange of current, unsecured debt of the Operating Partnership or common and preferred stock of the General Partner, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2022. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multifamily rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

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
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $200 million of shares of common stock have been allocated for sales pursuant to the Company’s ATM Program commenced in December 2021 and no securities have been sold as of October 31, 2022.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of October 31, 2022.
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of September 30, 2022, the outstanding balance of such debt, totaled $189.2 million of which $22 million was guaranteed by the Company.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) available to common shareholders	$(101,218)	$(28,314)	$(83,937)	$(92,770)
Add (deduct): Noncontrolling interests in Operating Partnership	(10,420)	(2,962)	(8,356)	(13,084)
Noncontrolling interests in discontinued operations	97	150	(170)	3,809
Real estate-related depreciation and amortization on continuing operations (a)	31,254	31,229	89,698	91,657
Real estate-related depreciation and amortization on discontinued operations	99	448	790	2,150
Property impairments on continuing operations	84,509	—	84,509	6,041
Impairment of unconsolidated joint venture investment	—	—	—	(2)
Gain on sale from unconsolidated joint ventures	—	1,886	—	1,886
Continuing operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	5,100	3,000	3,264	(521)
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	(609)	4,440	(25,469)
Funds from operations available to common stock and Operating Partnership unitholders (b)	$9,421	$4,828	$90,238	$(26,303)
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $2.6 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively and $7.8 million and $7.4 million for the nine months ended September 30, 2022 and 2021, respectively. Excludes non-real estate-related depreciation and amortization of $0.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively and $0.9 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.
(b)Net income available to common shareholders for the three months ended September 30, 2022 and 2021 included $2.5 million and $3.4 million, respectively, of land impairment charges and $9.4 million and $11.3 million, respectively, gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets. Net income available to common shareholders for the nine months ended September 30, 2022 and 2021 included $57.7 million and $0.1 million, respectively, from gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets.

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

Approximately $1.7 billion of the Company’s long-term debt as of September 30, 2022 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The effective interest rates on the Company’s variable rate debt as of September 30, 2022 ranged from LIBOR/SOFR plus 141 basis points to LIBOR/SOFR plus 340 basis points. Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $5.2 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2022 would be approximately $58.4 million.

September 30, 2022 Debt, including current portion ($s in thousands)	10/1/22 - 12/31/2022	2023	2024	2025	2026	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate	$180	$61,045	$311,403	$3,300	$673,407	$667,956	$1,717,291	$(6,779)	$1,710,512	$1,566,815
Weighted Average Interest Rate	4.85%	3.59%	3.43%	3.98%	3.71%	3.81%			3.70%
Variable Rate	$—	$89,000	$406,324	$—	$63,000	$—	$558,324	$(2,130)	$556,194	$556,194
(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of September 30, 2022.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
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

10.8#
Amendment to Independent Consulting Services Agreement dated as of October 17, 2022 by and between Veris Residential, Inc. and Gary T. Wagner (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2022 and incorporated herein by reference).

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

101.1*	The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* filed herewith
# management contract or compensatory plan or arrangement

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date:	November 2, 2022	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	November 2, 2022	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	November 2, 2022	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	November 2, 2022	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)