Form 10-K
period 2022-12-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2023-02-22
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☒ NO ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Veris Residential, Inc.	☐
Veris Residential, L.P.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Veris Residential, Inc.	☐
Veris Residential, L.P.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Veris Residential, Inc.	YES ☐ NO ☒
Veris Residential, L.P.	YES ☐ NO ☒
As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of Veris Residential, Inc. was $1,148,886,979. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose. The registrant has no non-voting common stock.
As of February 15, 2023, 91,164,664 shares of common stock, $0.01 par value, of Veris Residential, Inc. (“Common Stock”) were outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.
LOCATION OF EXHIBIT INDEX: The index of exhibits is contained herein on page number 119.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Veris Residential, Inc.’s definitive proxy statement for fiscal year ended December 31, 2022 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 14, 2023 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2022.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of December 31, 2022, the General Partner owned an approximate 90.7 percent common unit interest in the Operating Partnership. The remaining approximate 9.3 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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

The Company develops, owns and operates predominantly multifamily rental properties located primarily in the Northeast, as well as a portfolio of Class A office properties. The Company is in the process of transitioning to a pure-play multifamily REIT and is focused on conducting business in a socially, ethically, and environmentally responsible manner, while seeking to maximize value for all stakeholders. Veris Residential, Inc. was incorporated on May 24, 1994.
The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.7 and 91.0 percent common unit interest in the Operating Partnership as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company owned or had interests in 24 multifamily rental properties as well as non-core assets comprised of five office buildings, four parking/retail properties and two hotels, plus developable land (collectively, the “Properties”). The Properties are comprised of: (a) 27 wholly-owned or Company-controlled properties comprised of 17 multifamily properties and 10 non-core assets and (b) eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and a non-core asset. The Properties are located in three states in the Northeast, plus the District of Columbia. For more information on the Properties, refer to Item 2.
STRATEGIC DIRECTION

In 2021, the Company announced that it intended to transform the Company into a pure-play multifamily REIT located in the Northeast. As part of this strategic initiative, the Company has sought to unlock shareholder value by simplifying its business, strengthening its balance sheet, enhancing its operational platform and aligning the Company with its corporate values and the sustainability-conscious lifestyle preferences of its residents. The Company is executing this transformation by disposing of non-strategic assets, which included its New Jersey suburban and Waterfront office portfolios and its speculative land holdings, and strategically allocating the proceeds from such dispositions into debt repayments, selective multifamily developments and acquisitions.

Portfolio Strategy

The Company seeks to own a portfolio comprised primarily of Class A multifamily properties with resort-like amenities and offerings that reflect our commitment to Environmental, Social and Governance (ESG) ideals. This includes facilities such as clubrooms and lounges, state-of-the-art fitness centers, dog parks and rooftop swimming pools, as well as ESG-driven features like electric vehicle (EV) charging stations and green roofs. The Company believes that premium amenities such as the ones offered at our multifamily properties drive resident satisfaction and generate additional revenues through amenity fees. When coupled with our commitment to providing premium resident services, such as concierges and professionally-curated events, the Company seeks to offer a multifamily experience that will maximize resident satisfaction and optimize rental revenue.

The Company’s multifamily properties have an average age of 6 years, typically requiring less maintenance capital expenditures than a more mature portfolio. The Company believes that this factor provides it with a competitive advantage as it can retain more capital and generate a higher yield as compared to an older portfolio.

Operational Strategy

The Company has a fully integrated real estate platform with operational, investment, development, financial and management services provided in-house. As part of the transformation to a pure-play multifamily REIT, the Company has focused on controlling expenses with an in-depth review of asset and property management, including reassessing vendors and contracts, restructuring teams, and refining procedures and policies. The Company has made significant investments in modernizing and streamlining the platform by reducing duplicative costs between its residential and office platforms, upgrading front office technology, reducing its cyber security vulnerabilities, and enhancing financial reporting automation.

The platform is underpinned by a commitment to technological enhancement and innovations that allow the Company to improve efficiency, optimize net operating income, and augment the resident experience. The adoption of strategic technological tools, such as the MyVeris app, serve to streamline and strengthen residents’ interactions with the Properties, allowing them to pay rent, reserve amenities, RSVP to events, and manage maintenance requests at the touch of a button. The Company is also testing financial reporting and analysis tools which it believes will result in cost savings, robust and frequent financial analysis and further automation. The Company believes that this technology-focused approach optimizes net operating income by eliminating costly manual processes that are time consuming and prone to human error.

Investment, Disposition and Development Strategy

The Company may grow its portfolio of Class A multifamily assets through a combination of acquisitions, developments and redevelopments, and seek to enhance the portfolio through programmatic capital dispositions and capital recycling.

The Company believes it has strong relationships and networks to source off-market acquisition opportunities and may seek to add value to newly acquired properties by integrating them into its ESG- and technology-focused platform. The Company has extensive experience acquiring residential and commercial assets nationally as well as in its core focus area of the Northeast, and has the capabilities to generate additional value by acquiring assets through 1031 programs, issuing OP Units, and recycling capital through dispositions of non-strategic assets. When considering acquisitions, the Company may seek opportunities that improve the geographic diversity, asset quality, and product offering of its portfolio.

The Company has demonstrated its ability to effectively and thoughtfully execute multiple non-strategic asset dispositions during challenging market conditions by selling over $1.6 billion in non-strategic assets to progress its transformation. The Company has sought to redeploy proceeds from sales into acquisitions, redevelopments, debt repayments or operations, as appropriate and where it believes it can create the most long-term value. The Company regularly monitors its assets to assess their long-term value propositions and when appropriate, may look to sell assets in its core portfolio and reinvest into other assets, if it believes that such capital recycling is warranted.

The Company believes it can further enhance shareholder value through accretive multifamily development projects at the appropriate time. The company has developed 11 of its multifamily assets, and has the expertise to manage future investments into Class A multifamily projects to generate additional long term value.

Sustainability Strategy

The Company’s goal is to conduct its business, development, and operations of new and existing buildings in a manner that contributes to positive environmental, social and economic outcomes for all its stakeholders. The Company is focused on developing and maintaining high-quality properties, while reducing operational costs and mitigating the potential external impacts of energy, water, waste, greenhouse gas emissions and climate change. The Company’s dedicated in-house team initiates and applies sustainable practices throughout all aspects of its business, from investment and development to property operations and resident experience. The Company’s existing multifamily portfolio has environmental considerations – particularly focused on energy consumption, water consumption and greenhouse gas emissions –integrated into many existing properties and development projects since the design stage. The Company has also further invested in energy-saving technology, such as those for irrigation, lighting, and HVAC to positively impact resident experience and its assets’ value over the long-term. To improve its overall carbon footprint, the Company carefully assesses its buildings’ location based on walkability as well as accessibility to public transport, neighborhoods and parks. As a result of these efforts 43% of our multifamily portfolio is green certified (LEED®, Energy Star or equivalent). The Company believes that its focus on sustainability also enhances value for the Company in the short-term, through cost savings and lower capital expenditures.

Equally important is the Company’s focus on supporting the health and wellbeing of its employees, residents and tenants, which the Company has enhanced through the inclusion of on-site amenity offerings, including fitness centers and on-demand fitness programs, as well as health and safety considerations across the portfolio and within its corporate offices. The Company’s efforts led it to obtain WELL® Health and Safety certification for 14 multifamily properties.

A significant part of the Company’s commitment to sustainable development and operations is its commitment to transparent reporting of ESG performance indicators, as it recognizes the importance of this information to investors, lenders, and other stakeholders. The Company publishes an annual ESG Report that is aligned with the Global Reporting Initiative reporting framework, United Nations Sustainable Development Goals and includes the Company’s strategy, key performance indicators, annual like-for-like comparisons, and year-over-year achievements. In addition, the Company continues to work to further align its reporting with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures to disclose climate-related financial risks and opportunities.

Climate Resilience

As a long-term owner and active manager of real estate assets in operation and under development, the Company recognizes that climate change is no longer a potential threat but today’s reality and is taking measured steps to mitigate its carbon footprint by assessing risks and adapting its business to ensure it is well positioned over the long-term. Event-driven (acute) and longer-term (chronic) physical risks that may result from climate change could have a material adverse effect on the Company’s properties, operations, and business. Management’s role in assessing and managing these climate-related risks and initiatives is spread across multiple teams throughout the Company. The Company views its proactive assessment of risks related to climate change as an opportunity to protect asset value, and as such, is implementing measures, planning and decision-making processes to protect its investments by improving resilience. In 2022 the Company set a target to reduce its Scope 1 and 2 greenhouse gas emissions by 50% by 2030 and had it validated by the Science Based Target initiative.

HUMAN CAPITAL RESOURCES
As of December 31, 2022, the Company had approximately 215 employees, 19 fewer than it had as of December 31, 2021 (the reduction in the number of employees was primarily due to the ongoing transition to a pure play multifamily REIT). Regarding employee tenure, 29 percent of its employees have been with the Company for at least 10 years.

The Company embraces its responsibility towards the diverse and all-inclusive communities it serves and has taken proactive efforts to enhance this support to have positive impact on residents, employees and others. Such efforts have included: setting a gender equality target at management level by 2025, establishing employee affinity groups and introducing company wide diversity training. The Company has also become a signatory of the CEO Action for Diversity & Inclusion Pledge and the UN Women Empowerment Principles and is included in the Bloomberg GEI index since 2023. Currently, 4 of the 8 members (or 50 percent) of the Company’s Board of Directors are female and/or racially diverse.

Workforce diversity as of December 31, 2022 (excluding 3 employees that did non self-identify):

•55 percent of the Company’s employees identified as male, 44 percent as female and below 1 percent as non-binary
•53 percent of the Company’s employees were persons of color or other minority groups, up from 50 percent a year earlier.

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

In addition to flexible working arrangements, the Company offers the following enrichment opportunities and benefits to all eligible employees:

•A 401(k) plan with a history of annual discretionary Company employee match or profit sharing contributions;
•Minimum paid time off of 20 days in addition to public holidays, sick leave and other leaves offered by the company;
•Ability to rollover or donate paid time off;
•A 12-week fully paid parental leave;
•A legal aid program; and
•In house training and tuition reimbursement for education costs.

The Company also promotes the philanthropic efforts of its employees by providing 24 hours of paid time off toward volunteerism, matching employee charitable contributions dollar for dollar (up to $1,000 per employee per year).

More information regarding the Company’s human capital policies, programs and initiatives is available under the “Investors” section of its public website and the Company’s ESG Report. Information on or through the Company’s website is not considered part of this Annual Report nor any registration statement that incorporates this Annual Report by reference.

COMPETITION

We face competition from other real estate companies to acquire, dispose and develop multifamily properties. As an owner and operator of multifamily properties, we also face competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose pricing may be perceived as a better value given the quality, location, terms and amenities that the prospective resident seeks. We also compete against condominiums and single-family homes that are for sale or rent, including those offered through online platforms. Although we often compete against large, sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents.

GOVERNMENT REGULATIONS

In the ordinary course of business, the development, maintenance and management of commercial and multifamily properties is subject to various laws, ordinances, and regulations, including those concerning entitlement, building, health and safety, site and building design, environment, zoning, sales, and similar matters apply to or affect the real estate development industry. Multifamily properties and their owners are subject to various laws, ordinances, and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers, and other common areas. As an owner and operator of multifamily properties, we also may be subject to rent or rent stabilization laws. In addition, various federal, state, and local laws subject real estate owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present. These materials may include lead-based paint, asbestos, polychlorinated biphenyls, and petroleum-based fuels. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership of real estate, we could potentially be liable for environmental liabilities or costs associated with our real estate, whether currently owned, acquired in the future, or owned in the past. The risks related to government regulation, including health, safety and environmental matters, are described in more detail in Item 1A. Risk Factors – Operating Risks.
INDUSTRY SEGMENTS
The Company operates in two industry segments: (i) multifamily real estate and services and (ii) commercial and other real estate. As of December 31, 2022, the Company does not have any foreign revenues and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.
SIGNIFICANT TENANTS
As of December 31, 2022, no commercial tenant accounted for more than 10 percent of the Company’s consolidated revenues.
RECENT DEVELOPMENTS

In 2022, the Company accomplished a number of important milestones in its transformation to a pure play multifamily REIT.

The Company continued to streamline the portfolio by disposing of non-strategic office and hotel assets and selectively culling the land portfolio to right-size the Company’s equity allocated to its development pipeline and speculative land bank by:

•Disposing of two office New Jersey Waterfront properties for net proceeds of $550.8 million, bringing total proceeds realized from the disposition of office properties to $1.6 billion.
•Disposing of six developable land properties in New Jersey for net sales proceeds of approximately $151.7 million, bringing total proceeds realized from the disposition of land parcels to $198.6 million.
•Disposing of its 50% interest in the Hyatt Hotel joint venture, with the hotel selling for gross proceeds of $117.0 million.

•Entering into a definitive contract to sell the last remaining suburban office asset for $17.3 million gross proceeds, (subject to due diligence and closing conditions).
•Entering into a definitive contract to sell Harborside 1, 2 and 3 for $420.0 million gross proceeds (subject to due diligence and closing conditions). Having seven land parcels under definitive contract to sell for gross proceeds of $108.6 million.

The Company thoughtfully redeployed proceeds from its disposition activities to strengthen its balance sheet, maximize its tax strategy, and enhance its portfolio by:

•Retiring $400.0 million of mortgage financing from proceeds of dispositions of office assets, bringing the total amount of debt repaid to $524.5 million.
•Paying down the Company’s revolving credit facility by $148.0 million to zero as of December 31, 2022, bringing the total reduction in consolidated net indebtedness to $898 million.
•Acquiring one Class A, 240-unit multifamily property located in Park Ridge, New Jersey for $130.3 million gross proceeds.
•Commencing operations on a Class A, 750-unit property located in Jersey City, New Jersey that as of February 15, 2023 was 95.9% leased and 92.5% occupied.
•Refinancing $156 million construction loans with $185 million floating rate mortgage notes, resulting in total release of additional mortgage proceeds of $29 million at completion of refinancing.
•As of December 31, 2022, 90% of the Company's total debt portfolio (consolidated and unconsolidated) hedged or fixed at a weighted average interest rate of 4.5%. The debt portfolio has a weighted average maturity of 3.9 years.

The Company continued to further enhance its ESG and operational platform by:

•Enhancing the portfolio’s composition by ending the year with over 40% of the Company’s wholly-owned multifamily portfolio Green Certified (LEED® or equivalent) up from 25% in the end of 2021.
•Setting a target to reduce Scope 1 and 2 emissions by 50% by 2030 validated by the Science Based Targets initiative.
•Earning 5 Star ESG rating from GRESB, the highest rating offered for distinguished ESG leadership and performance.
•Continuing focus on resident satisfaction and experience translating into an 82.75 J Turner ORA Ranking as of year-end 2022, compared to a national average of 62.88.

AVAILABLE INFORMATION
The Company’s corporate offices are located at Harborside 3, 210 Hudson Street, Suite 400, Jersey City, New Jersey 07311, and its telephone number is (732) 590-1010. The Company’s internet website is www.verisresidential.com. The Company makes available free of charge on or through its website the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished by the Company pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Company’s internet website includes other items related to corporate governance matters, including, among other things, the Company’s corporate governance principles, charters of various committees of the Board of Directors and code of business conduct and ethics applicable to all employees, officers and directors. The General Partner intends to disclose on the Company’s internet website any amendments to or waivers from its code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our internet website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Veris Residential, Inc. Investor Relations Department, Harborside 3, 210 Hudson St., Ste. 400, Jersey City, NJ 07311 or to investorrelations@verisresidential.com.
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
Our business may be affected by the continuing volatility in the financial and credit markets, the general global economic conditions and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. Our business also may be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in New Jersey, New York and Massachusetts. Because our portfolio currently consists primarily of multifamily and office rental buildings (as compared to a more diversified real estate portfolio) located in the Northeast, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:
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
Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions. For instance, 7.09 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial Services industry. Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.
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
We may not be able to dispose of non-core office assets within our anticipated timeframe or at favorable prices: The Company has determined to sell over time properties at total estimated sales proceeds of up to $212 million. While we intend to dispose of these properties opportunistically over time, there can be no assurance that these dispositions will be completed during the period of our strategic initiative. In addition, market conditions will impact our ability to dispose of these properties, and there can be no assurance that we will be successful in disposing of these properties for their estimated sales prices. A failure to dispose of these properties for their estimated market values as planned, or unfavorable tax consequences of the disposition of these properties could have a material adverse effect on our ability to finance our acquisition and development plans and could adversely affect our ability to make distributions or payments to our investors.
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
•dependency on the convenience and attractiveness of the communities or neighborhoods in which our multifamily rental properties are located and the quality of local schools and other amenities; and
•dependency on the financial condition of Fannie Mae or Freddie Mac which provide a major source of financing to the multifamily rental sector.
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
During 2022, industry prices for certain construction materials, including steel, copper, lumber, plywood, electrical materials, and HVAC materials, experienced significant increases as a result of low inventories; surging demand fueled by the U.S. economy rebounding from the effects of COVID-19; tariffs imposed on imports of foreign steel, including on products from key competitors in the European Union (“EU”) and China; and significant changes in the U.S. steel production landscape stemming from the consolidation of certain steel-producing companies. Price surges on construction materials may result in corresponding increases in our development costs.
Short-term multifamily leases expose us to the effects of declining market rents.

Substantially all of our multifamily apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

Competition in the multifamily rental and residential housing markets could limit our ability to lease multifamily units or increase or maintain rents.

Our multifamily properties compete with other apartment operators as well as rental housing alternatives, such as condominiums or single-family homes for rent and short term furnished offerings such as those available from extended stay hotels or through on-line listing services. In addition, our residents and prospective residents also consider, as an alternative to renting, the purchase of a new or existing condominium or single-family home. Competitive residential housing could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.
The ongoing coronavirus ("COVID-19") pandemic and measures intended to prevent its spread present material uncertainty and risk and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The global outbreak of COVID-19 across many countries around the globe, including the United States, has significantly slowed global economic activity and caused significant volatility in financial markets. Although the U.S. Food and Drug Administration has approved therapies and vaccines for distribution, there remain uncertainties as to the overall efficacy of the vaccines, especially as new strains of the coronavirus continue to emerge, and the level of resistance these new strains have to the existing vaccines, if any.

Certain states and cities, including all of the jurisdictions in which our properties are located, have taken and may re-institute measures to prevent or slow the spread of COVID-19, and its variants including by instituting quarantines, vaccination mandates, and testing requirements restrictions on travel, "stay-at-home" rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. The COVID-19 pandemic could negatively impact our business in a number of ways, including:

•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or customer action;
•declining household incomes and wealth or the deterioration in the financial condition or liquidity of our tenants, customers or other counterparties, which could result in their inability to pay rents or failure to meet their contractual obligations to us;
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

The extent to which the COVID-19 pandemic may adversely affect our business will depend on future developments, including, among others, the severity and duration of the pandemic, the effectiveness of COVID-19 vaccines in curbing the spread of the virus, the nature and duration of other measures taken to contain the pandemic or mitigate its impact, and the direct and indirect economic impact of the pandemic and containment measures on the industries in which we and our customers operate. Moreover, with the potential for continued new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. Among other things COVID-19 and government and our responses to the virus could (1) adversely affect the ability of our suppliers and vendors to provide products and services to us; (2) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; (3) cause labor shortages in the available labor force due to quarantine requirements thereby making it more difficult for us to attract, hire and retain qualified personnel; and (4) increase our cost of capital and adversely impact our access to capital. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19 or the measures the government and we take in response thereto on our financial position, results of operations and cash flows.
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
As of December 31, 2022, we had total outstanding indebtedness of $1.9 billion, comprised of no outstanding borrowings under our revolving credit facility and approximately $1.9 billion of mortgages, loans payable and other obligations. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.
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
Rising interest rates may adversely affect our cash flow: As of December 31, 2022, we have no outstanding borrowings under our revolving credit facility, approximately $147.0 million of our unhedged mortgage indebtedness bearing interest at variable rates and approximately $482.3 million of our hedged mortgage indebtedness bearing interest at variable rates. We may incur additional indebtedness in the future that bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.
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

The phase-out of LIBOR and transition to SOFR as a benchmark interest rate will have uncertain and possibly adverse effects: In 2018, the Alternative Reference Rate Committee (the "AARC") recommended the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. Due to the broad use of LIBOR as a reference rate, the impact of this transition on the interest rates charged to the Company could possibly adversely affect our financing costs, including spread pricing on our revolving credit facility and certain other floating rate debt obligations, as well as our operations and cash flows.

Additionally, although SOFR is the AARC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rate(s) will replace LIBOR.
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
We are dependent upon key personnel for strategic business direction and real estate experience, including our chief executive officer, chief operating officer, chief financial officer, chief investments officer and general counsel. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We do not have key man life insurance for our key personnel. In addition, as the Company seeks to reposition a portion of its portfolio from office to the multifamily rental sector, the Company may become increasingly dependent on non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

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
In addition, the consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) the Operating Partnership with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets. As of February 15, 2023, the General Partner owned approximately 90.7 percent of the Operating Partnership’s outstanding common partnership units.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
PROPERTY LIST
As of December 31, 2022, the Company’s Consolidated Properties consisted of 17 multifamily rental properties, as well as eight in-service commercial properties and two hotels. The Consolidated Properties are located in the Northeast. The Consolidated Properties contain a total of approximately 5,535 apartment units and 3.1 million square feet of commercial space with the individual commercial properties ranging from 8,400 to 977,225 square feet.

Multifamily Rental Properties
	Location	Year Built	Apartment Units	% Leased 12/31/22 (%) (a)	2022 Average Revenue Per Home ($) (b)
NEW JERSEY
The Upton	Short Hills, NJ	2021	193	90.2	3,324
BLVD 475 N	Jersey City, NJ	2011	243	96.7	3,048
BLVD 475 S	Jersey City, NJ	2011	280	96.1	2,842
BLVD 425	Jersey City, NJ	2003	412	96.1	2,783
BLVD 401	Jersey City, NJ	2016	311	96.2	3,130
Liberty Towers	Jersey City, NJ	2003	648	95.8	3,215
Soho Lofts	Jersey City, NJ	2017	377	97.6	3,515
Haus25 (g)	Jersey City, NJ	2022	750	88.3	—
Riverhouse11 at Port Imperial	Weehawken, NJ	2018	295	96.6	3,531
Riverhouse9 at Port Imperial	Weehawken, NJ	2021	313	93.6	1,951
Signature Place	Morris Plains, NJ	2018	197	95.9	2,896
The James (g)	Park Ridge, NJ	2021	240	95.0	—
Total New Jersey Multifamily Rental			4,259	94.4	2,934

NEW YORK
Quarry Place at Tuckahoe	Eastchester, NY	2016	108	93.6	3,443
Total New York Multifamily Rental			108	93.6	3,443

MASSACHUSETTS
The Emery at Overlook Ridge	Revere, MA	2020	326	95.1	2,498
Portside at Pier One	East Boston, MA	2015	181	90.7	2,779
Portside 5/6	East Boston, MA	2018	296	95.5	2,947
145 Front at City Square	Worcester, MA	2018	365	95.1	2,381
Total Massachusetts Multifamily Rental			1,168	94.5	2,619

TOTAL MULTIFAMILY PROPERTIES			5,535	94.4	2,972

Office Properties
Property Location	Location	Year Built	Net Rentable Area (SF)	% Leased 12/31/22 (%) (a)		2022 Base Rent ($000’s) (c)	2022 Average Base Rent Per Sq. Ft. ($) (c) (e)	2022 Average Effective Rent Per Sq. Ft. ($) (c) (f)

Harborside Plaza 2	Jersey City, NJ	1990	761,200	95.3		21,772	30.01	23.74
Harborside Plaza 3 (d)	Jersey City, NJ	1990	726,022	76.0		20,752	37.61	29.76
Harborside Plaza 5	Jersey City, NJ	2002	977,225	40.2		22,872	58.22	52.50
Harborside Plaza 6	Jersey City, NJ	2000	231,856	20.5		43	0.90	0.38
23 Main Street (h)	Holmdel, NJ	1977	350,000	100.0		4,566	13.05	11.25
TOTAL OFFICE PROPERTIES			3,046,303	67.9	(i)	70,005	33.86	28.16

Retail/Garage & Hotel Properties
Property Location	Location	Year Built	Net Rentable Area (Retail SF/Rooms)	% Leased 12/31/22 (%) (a)	2022 Total Rental Revenue ($000’s) (j)
100 Avenue at Port Imperial	Weehawken, NJ	2016	8,400	100.0	3,752
500 Avenue at Port Imperial	Weehawken, NJ	2013	18,064	92.0	1,184
Port Imperial North Retail	West New York, NJ	2008	30,745	64.3	803
TOTAL RETAIL/GARAGE PROPERTIES			57,209	78.3	5,739

Hotel Properties
Envue Autograph Collection (h)	Weehawken, NJ	2019	208	—	8,723
Residence Inn at Port Imperial (h)	Weehawken, NJ	2018	164	—	6,782
TOTAL HOTEL PROPERTIES			372	—	15,505

Footnotes to Property List (dollars in thousands, except per square foot amounts):
(a)Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future.
(b)Average Revenue per Home is calculated as total apartment revenue for the year divided by the average percent occupied for the year, divided by the number of apartments.
(c)Total base rent for the year ended December 31, 2022, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For the 12 months ended December 31, 2022, total escalations and recoveries from tenants were: $6,662, or $3.22 per leased square foot, for office properties.
(d)Excludes space leased by the Company.
(e)Base rent for the 12 months ended December 31, 2022 divided by net rentable commercial square feet leased at December 31, 2022.
(f)Total base rent, determined in accordance with GAAP, for 2022 minus 2022 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2022.
(g)Property was acquired or placed in service in 2022 and results have been excluded from the table above.
(h)Property is held for sale by the Company as of December 31, 2022 and disposed of in February 2023.
(i)Excludes Harborside Plaza 1, a 400,000 square foot office property which has been removed from service.
(j)Total Rental Revenue for the year ended December 31, 2022 is calculated by adding base rent, parking income and hotel income.

OCCUPANCY
The following table sets forth the year-end occupancy of the Company’s Portfolio for the last five years:

	Percent Leased (%)
December 31,	Multifamily	Commercial (a)(b)

2022	94.4	67.9

2021	96.4	74.0

2020	85.4	78.7

2019	92.1	80.7	(c)

2018	94.2	83.2	(c)
(a)Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. For all years, excludes properties being prepared for lease up.
(b)Includes properties classified as held for sale as of December 31, 2022.
(c)Excludes properties being considered for repositioning or redevelopment. Inclusive of such properties, percentage of square feet leased as of 2019 and 2018 was 80.6 and 81.7 percent, respectively.

SIGNIFICANT TENANTS
The following table sets forth a schedule of the Company’s 15 largest commercial tenants for the Consolidated Properties as of December 31, 2022 based upon annualized base rental revenue:

	Number of Properties (a)	Annualized Base Rental Revenue ($) (b)	Percentage of Company Annualized Base Rental Revenue (%) (c)	Square Feet Leased	Percentage Total Company Leased Sq. Ft. (%)	Year of Lease Expiration

MUFG Bank Ltd.	1	5,688,654	8.4	137,076	7.0	2029
Collectors Universe, Inc.	1	5,544,620	8.1	146,812	7.5	(d)
E-Trade Financial Corporation	1	5,504,869	8.1	132,265	6.8	2031
Vonage America Inc.	1	5,124,000	7.5	350,000	17.9	2023
Sumitomo Mitsui Banking Corp.	1	4,624,190	6.8	111,105	5.7	2036
Arch Insurance Company	1	4,326,008	6.4	106,815	5.5	2024
Brown Brothers Harriman & Company	1	4,017,930	5.9	114,798	5.9	2026
Cardinia Real Estate LLC	1	3,238,703	4.8	79,771	4.1	2032
New Jersey City University	1	3,057,806	4.5	84,929	4.4	2035
Zurich American Insurance Company	1	2,988,810	4.4	64,414	3.3	2032
Amtrust Financial Services	1	2,614,328	3.8	76,892	3.9	2023
Tradeweb Markets LLC	1	2,413,954	3.5	65,242	3.3	2027
Sunamerica Asset Management	1	2,005,894	2.9	36,336	1.9	2023
BETMGM, LLC	1	1,863,634	2.8	49,043	2.5	2032
Whole Foods Market Services	1	1,833,355	2.7	47,398	2.5	2032

Totals		54,846,755	80.6	1,602,896	82.2
(a)Includes office property tenants only. Excludes leases for amenity, retail, parking and month‑to‑month tenants. Some tenants have multiple leases.
(b)Annualized base rental revenue is based on actual December 2022 billings times 12. For leases whose rent commences after January 1, 2023, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(c)Based on Commercial Base Rental Revenue only.
(d)16,393 square feet expire in 2023; 130,419 square feet expire in 2038.

SCHEDULE OF LEASE EXPIRATIONS
The following table sets forth a schedule of lease expirations for the total of the Company’s office and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2023, assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)		Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($) (b)	Average Annual Base Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2023	11	546,436		28.0	12,749,460	23.33	18.7
2024	8	162,776		8.3	6,781,459	41.66	10.0
2025	8	104,572		5.4	3,171,250	30.33	4.7
2026	4	138,553		7.1	4,900,037	35.37	7.2
2027	0	—		—	—	—	—
2028	5	88,842		4.6	3,542,684	39.88	5.2
2029	1	137,076		7.0	5,688,654	41.50	8.4
2030	0	—		—	—	—	—
2031	1	132,265		6.8	5,504,869	41.62	8.1
2032	8	313,978		16.1	12,799,977	40.77	18.8
2033 and thereafter	6	326,453		16.7	12,898,756	39.51	18.9
Totals/Weighted Average	52	1,950,951	(c)	100.0	68,037,146	34.87	100.0
(a)Includes office property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)Annualized base rental revenue is based on actual December 2022 billings multiplied by 12. For leases whose rent commences after January 1, 2023 annualized base rental revenue is based on the first full month’s billing multiplied by 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(c)Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	1,950,951
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	116,776
Square footage unleased	978,576
Total net rentable commercial square footage (does not include land leases)	3,046,303
MARKET DIVERSIFICATION
The following table lists the Company’s markets, based on annualized contractual base rent of the Consolidated Properties:

Market	Property Type	Annualized Base Rental Revenue ($) (a) (b)	Percentage Of Annualized Base Rental Revenue (%)
Hudson County, NJ	Commercial/Multifamily	237,110,993	78.3
Suffolk/Worcester Counties, MA	Multifamily	38,235,682	12.6
Morris/Essex Counties, NJ	Multifamily	9,780,522	3.2
Bergen County, NJ	Multifamily	7,735,921	2.6
Monmouth County, NJ	Commercial	5,124,000	1.7
Westchester County, NY	Multifamily	5,017,670	1.7

Totals		303,004,788	100.0

(a)Annualized base rental revenue is based on actual December 2022 billings times 12. For leases whose rent commences after January 1, 2023, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(b)Includes leases in effect as of the period end date, some of which have commencement dates in the future.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The shares of the General Partner's common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “VRE.” The Company's common stock previously traded on the NYSE under the symbol "CLI" prior to its name change. There is no established public trading market for the Operating Partnership's common units.
GRAPH
The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”). The graph assumes that the value of the investment in the General Partner's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2017 and that all dividends were reinvested. The price of the General Partner's Common Stock on December 31, 2017 (on which the graph is based) was $21.56. The past stockholder return shown on the following graph is not necessarily indicative of future performance.
Comparison of Five-Year Cumulative Total Return

300
200
100
0
2017
2018
2019
2020
2021
2022
S&P 500
NAREIT
Veris

DIVIDENDS AND DISTRIBUTIONS
The Company has suspended its common dividends since September 2020, which was initially a strategic decision by the Board to allow for greater financial flexibility during the COVID-19 pandemic and to retain incremental capital to support the Company’s value-enhancing investments across the portfolio and was based upon its estimates of taxable income. Based upon its current estimates of taxable income and its expectation of disposition activity, the Board has made the strategic decision to continue to suspend its dividend to support the transformation of the Company to a pure-play multifamily REIT and will re-evaluate this decision when such transition is substantially complete.
The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors of the General Partner in light of conditions then existing, including the Company’s earnings, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.
On June 24, 2022, the General Partner filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the General Partner was in compliance with all of the listing standards of the NYSE.
HOLDERS
On February 15, 2023, the General Partner had 234 common shareholders of record (this does not include beneficial owners for whom Cede & Co. or others act as nominee) and the Operating Partnership had 60 owners of limited partnership units and one owner of General Partnership Units.
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
Executive Overview
Veris Residential, Inc. together with its subsidiaries, including Veris Residential, L.P. (the “Operating Partnership” and collectively, the “Company”), has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and has been a publicly traded REIT since 1994.
The Company develops, owns and operates predominantly multifamily rental properties located primarily in the Northeast, as well as a portfolio of Class A office properties. The Company is in the process of transitioning to a pure-play multifamily REIT and is focused on conducting business in a socially, ethically, and environmentally responsible manner, while seeking to maximize value for all stakeholders.

The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.7 and 91.0 percent common unit interest in the Operating Partnership as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company owns or has interests in 35 properties (collectively, the “Properties”) and developable land parcels. These properties are comprised of 24 multifamily rental properties containing 7,681 apartment units as well as non-core assets comprised of five office properties, four parking/retail properties and two hotels and eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and a non-core asset. The Properties are located in three states in the Northeast, plus the District of Columbia.

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
Rental Property
Rental properties are reported at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the years ended December 31, 2022, 2021 and 2020 was $12.2 million, $30.5 million and $26.4 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and improvements which enhance or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
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
Other intangible assets acquired include amounts for in-place lease values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. The values of in-place leases are amortized to expense over the remaining initial terms of the respective leases.
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management, depending on the type of property, may include reviewing properties with below market occupancy levels, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction cost overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different potential outcomes for a property, the Company will take a probability-weighted approach to estimating future cash flows. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property.
The Company’s estimates of aggregate future cash flows and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, outcome probabilities, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights or plans for the land. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and additional losses or impairments may be realized in the future.
Real Estate Held for Sale and Discontinued Operations
When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable to be sold within the following 12 months, and there are no significant contingencies relating to a sale. If, in management’s opinion, the estimated net sales price, net of expected selling costs, of the disposal groups identified as held for sale is less than the carrying value, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to the Company’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights or plans for the land. In addition, the Company classifies assets held for sale or sold as discontinued operations if the disposal groups represent a strategic shift that will have a major effect on the Company’s operations and financial results. For any disposals qualifying as discontinued operations, the assets and their results are presented in discontinued operations in the financial statements for all periods presented. See Note 7: Discontinued Operations – to the Financial Statements.
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
Real estate services revenue includes property management, development, construction and leasing commission fees and other services, and payroll and related costs reimbursed from clients. Fee income derived from the Company’s unconsolidated joint ventures are recognized to the extent attributable to the unaffiliated ownership interests.
Parking income is comprised of income from parking spaces leased to tenants and others.
Hotel income includes all revenue generated from hotel properties.
Other income includes income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.
All bad debt expense is recorded as a reduction of the corresponding revenue account. Management performs a detailed review of amounts due from tenants for collectability based on factors affecting the billings and status of individual tenants. The factors considered by management in determining which individual tenant’s revenues are affected include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. Management’s estimate of bad debt write-off’s requires management to exercise judgment about the timing, frequency and severity of collection losses, which affects the revenue recorded.
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

Results From Operations
The following comparisons for the year ended December 31, 2022 (“2022”), as compared to the year ended December 31, 2021 (“2021”), and for 2021 as compared to the year ended December 31, 2020 (“2020”) make reference to the following:
(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2020, (for the 2022 versus 2021 comparisons), and which represent all in-service properties owned by the Company at December 31, 2019 (for the 2021 versus 2020 comparisons), excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2020 through December 31, 2022;
(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2021 through December 31, 2022 (for the 2022 versus 2021 comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2020 through December 31, 2021 (for the 2021 versus 2020 comparisons); and
(iii)“Properties Sold” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2020 through December 31, 2022.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Years Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2022	2021
Revenue from rental operations and other:
Revenue from leases	$284,062	$276,864	$7,198	2.6%
Parking income	18,557	15,003	3,554	23.7
Hotel income	15,505	10,618	4,887	46.0
Other income	33,313	11,309	22,004	194.6
Total revenues from rental operations	351,437	313,794	37,643	12.0

Property expenses:
Real estate taxes	58,585	47,106	11,479	24.4
Utilities	14,344	14,802	(458)	(3.1)
Operating services	77,855	71,246	6,609	9.3
Total property expenses	150,784	133,154	17,630	13.2

Non-property revenues:
Real estate services	3,581	9,596	(6,015)	(62.7)
Total non-property revenues	3,581	9,596	(6,015)	(62.7)

Non-property expenses:
Real estate services expenses	10,549	12,857	(2,308)	(18.0)
General and administrative	56,169	57,190	(1,021)	(1.8)
Dead deal and transaction-related costs	3,467	12,221	(8,754)	(71.6)
Depreciation and amortization	111,518	110,038	1,480	1.3
Property impairments	94,811	13,467	81,344	604.0
Land and other impairments, net	9,368	23,719	(14,351)	(60.5)
Total non-property expenses	285,882	229,492	56,390	24.6
Operating income (loss)	(81,648)	(39,256)	(42,392)	108.0
Other (expense) income:
Interest expense	(78,040)	(65,192)	(12,848)	19.7
Interest and other investment income (loss)	729	524	205	39.1
Equity in earnings (loss) of unconsolidated joint ventures	1,200	(4,251)	5,451	(128.2)
Realized gains (losses) and unrealized losses on disposition of rental property, net	66,115	3,022	63,093	2087.8
Gain on disposition of developable land	57,262	2,115	55,147	2607.4
Gain on sale from unconsolidated joint ventures	7,677	(1,886)	9,563	(507.1)
Gain (loss) from extinguishment of debt, net	(7,432)	(47,078)	39,646	(84.2)
Total other (expense) income	47,511	(112,746)	160,257	(142.1)
Income (loss) from continuing operations	(34,137)	(152,002)	117,865	(77.5)
Discontinued operations:
Income from discontinued operations	3,692	16,911	(13,219)	(78.2)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	25,552	(29,992)	(117.4)
Total discontinued operations	(748)	42,463	(43,211)	(101.8)
Net income (loss)	$(34,885)	$(109,539)	$74,654	(68.2)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2022 as compared to 2021 divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2021 and 2022 (excluding properties classified as discontinued operations):

	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2021 and 2022
(dollars in thousands)	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$7,198	2.6%	$12,450	4.5%	$28,717	10.4%	$(33,969)	(12.3)%
Parking income	3,554	23.7	3,034	20.2	1,103	7.4	(583)	(3.9)
Hotel income	4,887	46.0	4,887	46.0	—	—	—	—
Other income	22,004	194.6	21,646	191.4	472	4.2	(114)	(1.0)
Total	$37,643	12.0%	$42,017	13.4%	$30,292	9.7%	$(34,666)	(11.0)%

Property expenses:
Real estate taxes	$11,479	24.4%	$9,925	21.1%	$3,275	7.0%	$(1,721)	(3.7)%
Utilities	(458)	(3.1)	(9)	(0.1)	1,004	6.8	(1,453)	(9.8)
Operating services	6,609	9.2	7,230	10.1	6,784	9.5	(7,405)	(10.4)
Total	$17,630	13.2%	$17,146	12.9%	$11,063	8.3%	$(10,579)	(7.9)%

OTHER DATA:
Number of Consolidated Properties	27		23		4		20
Commercial Square feet (in thousands)	3,104		3,104		—		4,842
Multifamily portfolio (number of units)	5,535		4,039		1496		0
Revenue from leases. Revenue from leases for the Same-Store Properties increased $12.4 million, or 4.5 percent, for 2022 as compared to 2021, due primarily to an increase in occupancy and market rents of the multifamily rental properties, partially offset by a reduction in occupancy of the office properties in 2022 as compared to 2021. Revenue from leases at the Acquired and Developed Properties increased $28.7 million in 2022 as compared to 2021, due to the commencement of operations at a multifamily property as well as the acquisition of one multifamily property.
Parking income. Parking income for the Same-Store Properties increased $3.0 million, or 20.2 percent for 2022 as compared to 2021 due primarily to an increase in usage at the parking garages.
Hotel income. Hotel income for the Same-Store properties increased $4.9 million, or 46.0 percent, for 2022 as compared to 2021, primarily due to higher occupancy, higher average daily rates and increased events as a result of easing COVID-19 restrictions.
Other income. Other income for the Same-Store Properties increased $21.6 million, or 191.4 percent for 2022 as compared to 2021 due primarily to lease termination income recognized from office properties in 2022.
Real estate taxes. Real estate taxes on the Same-Store Properties increased $9.9 million, or 21.1 percent, for 2022 as compared to 2021 due primarily to increased tax rates on properties located in Jersey City, New Jersey as well as the expiration in early 2022 of the PILOT agreements on two multifamily properties.
Utilities. Utilities for the Same-Store Properties remained relatively unchanged for 2022 compared to 2021.
Operating services. Operating services for the Same-Store properties increased $7.2 million, or 10.1 percent, for 2022 as compared to 2021, due primarily to an increase in repairs and maintenance costs at commercial properties, and insurance expenses in 2022.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $6.0 million, or 62.7 percent, for 2022 as compared to 2021, due primarily to a reduction in third party development and management activity in 2022.
Real estate services expenses. Real estate services expenses decreased $2.3 million, or 18.0 percent, for 2022 as compared to 2021, due primarily to lower salaries and related expenses from a reduction in third-party services activities in 2022 as compared to 2021.
General and administrative. General and administrative expenses remained relatively unchanged for 2022 compared to 2021 due to increases in severance and related costs in 2022 as compared to 2021, partially offset by cost saving reductions in 2022.
Transaction related costs. The Company incurred costs of $3.5 million in 2022 and $12.2 million in 2021 in connection with transactions that were not consummated and increased advisory fees.
Depreciation and amortization. Depreciation and amortization increased $1.5 million, or 1.3 percent, for 2022 over 2021. This increase was primarily due to an increase of commission amortizations of $1.6 million for Same-Store Properties for 2022 as compared to 2021, an increase of approximately $16.1 million for 2022 as compared to 2021 in the Acquired Properties, which was offset by a decrease of $15.9 million for properties sold or removed from service.
Property impairments. In 2022, the Company recorded impairment charges of $94.8 million on its held and used office properties in Jersey City, New Jersey. In 2021, the Company recorded impairment charges of $7.4 million on its held and used hotel properties in Weehawken, New Jersey and $6 million on a held and used office property that has since been disposed.
Land and other impairments. In 2022, the Company recorded net $9.4 million of impairments on developable land parcels. In 2021, the Company recorded $20.8 million of impairments on developable land parcels and $2.9 million of goodwill impairment.
Interest expense. Interest expense increased $12.8 million, or 19.7 percent, for 2022 as compared to 2021. This increase was primarily the result of the cessation of the capitalization of mortgage interest related to a property which was placed in service in 2022 and higher interest rates on our floating rate indebtedness.
Interest and other investment income. Interest and other investment income remained relatively unchanged for 2022 compared to 2021.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $5.5 million, or 128.2 percent, for 2022 as compared to 2021, due primarily to higher revenues resulting from lower concessions and higher market rents at various multifamily ventures in 2022 as compared to 2021.
Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of $66.1 million in 2022 and $3.0 million in 2021. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.
Gain on disposition of developable land. In 2022, the Company recognized a gain of $57.3 million on the sale of multiple developable land parcels. In 2021, the Company recorded a gain of $2.1 million on the sale of land holdings in Newark and Hamilton, New Jersey.
Gain on sale from unconsolidated joint ventures. In 2022, the Company recorded a gain of $7.7 million on the sale of the unconsolidated joint venture hotel property in Jersey City, New Jersey. In 2021, the Company recorded a $1.9 million gain for its share on the sale the joint venture - owned property in Arlington, Virginia and land in Hillsborough, New Jersey. See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.
Loss from extinguishment of debt, net. In 2022, the Company recognized a loss of $7.4 million on extinguishment of debt primarily in connection with the sales of two office properties located in Hoboken, New Jersey and Jersey City, New Jersey. In 2021, the Company recognized losses from early extinguishment of debt of $47.1 million which consists of $24.2 million in connection with the redemption of the Company’s Senior Unsecured Notes and $22.6 million in connection with the sale of Short Hills office portfolio and related defeasement of the mortgage loan.
Discontinued operations. For all periods presented, the Company classified 36 office properties totaling 6.3 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties decreased

$43.2 million for 2022 as compared to 2021, due primarily to the sale of majority of the properties taking place in 2021. Included within discontinued operations are realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $25.6 million in 2021 and a loss of $4.4 million in 2022.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Years Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2021	2020
Revenue from rental operations and other:
Revenue from leases	$276,864	$266,884	$9,980	3.7%
Parking income	15,003	15,604	(601)	(3.9)
Hotel income	10,618	4,287	6,331	147.7
Other income	11,309	9,311	1,998	21.5
Total revenues from rental operations	313,794	296,086	17,708	6.0

Property expenses:
Real estate taxes	47,106	44,977	2,129	4.7
Utilities	14,802	13,717	1,085	7.9
Operating services	71,246	67,592	3,654	5.4
Total property expenses	133,154	126,286	6,868	5.4

Non-property revenues:
Real estate services	9,596	11,390	(1,794)	(15.8)
Total non-property revenues	9,596	11,390	(1,794)	(15.8)

Non-property expenses:
Real estate services expenses	12,857	13,555	(698)	(5.1)
General and administrative	57,190	71,058	(13,868)	(19.5)
Dead deal and transaction-related costs	12,221	2,583	9,638	373
Depreciation and amortization	110,038	120,455	(10,417)	(8.6)
Property impairments	13,467	36,582	(23,115)	(63.2)
Land and other impairments, net	23,719	16,817	6,902	41.0
Total non-property expenses	229,492	261,050	(31,558)	(12.1)
Operating income (loss)	(39,256)	(79,860)	40,604	(50.8)
Other (expense) income:
Interest expense	(65,192)	(80,991)	15,799	(19.5)
Interest and other investment income (loss)	524	43	481	1,118.6
Equity in earnings (loss) of unconsolidated joint ventures	(4,251)	(3,832)	(419)	10.9
Realized gains (losses) and unrealized losses on disposition of rental property, net	3,022	2,657	365	13.7
Gain on disposition of developable land	2,115	5,787	(3,672)	(63.5)
Gain on sale from unconsolidated joint ventures	(1,886)	35,184	(37,070)	(105.4)
Gain (loss) from extinguishment of debt, net	(47,078)	(272)	(46,806)	17,208.1
Total other (expense) income	(112,746)	(41,424)	(71,322)	172.2
Income (loss) from continuing operations	(152,002)	(121,284)	(30,718)	25.3
Discontinued operations:
Income from discontinued operations	16,911	73,660	(56,749)	(77.0)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	25,552	14,026	11,526	82.2
Total discontinued operations	42,463	87,686	(45,223)	(51.6)
Net income (loss)	$(109,539)	$(33,598)	$(75,941)	226.0%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2021 as compared to 2020 divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2020 and 2021:

	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2020 and 2021
(dollars in thousands)	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$9,981	3.7%	$1,798	0.7%	$13,014	4.8%	$(4,831)	(1.8)%
Parking income	(601)	(3.9)	(1,074)	(7.0)	587	3.8	(114)	(0.7)
Hotel income	6,331	147.7	6,331	147.7	—	—	—	—
Other income	1,996	21.4	1,586	17.0	449	4.8	(39)	(0.4)
Total	$17,707	6.0%	$8,641	2.9%	$14,050	4.6%	$(4,984)	(1.6)%

Property expenses:
Real estate taxes	$2,129	4.7%	$1,775	3.9%	$1,496	3.3%	$(1,142)	(2.5)%
Utilities	1,085	7.9	905	6.6	566	4.1	(386)	(2.8)
Operating services	3,654	5.3	1,777	2.6	2,756	4.0	(879)	(1.3)
Total	$6,868	5.4%	$4,457	3.5%	$4,818	3.8%	$(2,407)	(1.9)%

OTHER DATA:
Number of Consolidated Properties	27		23		4		39
Commercial Square feet (in thousands)	4,916		4,885		31		5,755
Multifamily portfolio (number of units)	4,545		3,713		832		1,025
Revenue from leases. Revenue from leases for the Same-Store Properties increased $1.8 million, or 0.7 percent, for 2021 as compared to 2020, of which an increase of $3.4 million at the commercial properties is due to an increase in escalation settle-ups. This is partially offset by a decrease of $1.6 million of the multifamily properties, due primarily to lower in-place rents in 2021 as compared to 2020 as a result of increased rent concessions. Revenue from leases at the Acquired and Developed Properties increased $13.0 million in 2021 as compared to 2020, due to the commencement of operations of three multifamily properties and one retail property.
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
Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $0.4 million, or 11.0 percent, for 2021 as compared to 2020. The decrease is primarily due to an increase in concessions and discounts to tenants in 2021 as compared to 2020 resulting in a reduction of $1.7 million of rental revenue for 2021 as compared to 2020 from a venture located in Jersey City, New Jersey.
Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains (unrealized losses) on disposition of rental property of $3.0 million in 2021 and $2.7 million in 2020. See Note 3: Recent Transactions – Dispositions – to the Financial Statements.
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
Discontinued operations. For all periods presented, the Company classified 36 office properties totaling 6.3 million square feet as discontinued operations, some of which were sold during the periods. The income from these properties decreased $56.8 million for 2021 as compared to 2020, due primarily to the sale of 16 properties in 2021 and 20 properties in 2020. Included within discontinued operations are realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $25.6 million in 2021 and a gain of $14.2 million in 2020.

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
The Company has suspended its common dividends since September 2020, which was initially a strategic decision by the Board to allow for greater financial flexibility during the COVID-19 pandemic and to retain incremental capital to support the Company’s value-enhancing investments across the portfolio and was based upon its estimates of taxable income. Based upon its current estimates of taxable income and its expectation of disposition activity, the Board has made the strategic decision to continue to suspend its dividend to support the transformation of the Company to a pure-play multifamily REIT and will re-evaluate this decision when such transition is substantially complete.

The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors of the General Partner in light of conditions then existing, including the Company's earnings, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

The dividends and distributions payable at December 31, 2022 and December 31, 2021 represent amounts payable on unvested LTIP units.
Unencumbered Properties
As of December 31, 2022, the Company had one unencumbered property with a carrying value of $14.5 million representing 3.7 percent of the Company’s total consolidated property count.

Cash Flows
Cash, cash equivalents and restricted cash decreased by $3.8 million to $47.6 million at December 31, 2022, compared to $51.5 million at December 31, 2021. This decrease is comprised of the following net cash flow items:
(1)$66.5 million provided by operating activities.
(2)$220.1 million provided by investing activities, consisting primarily of the following:
(a)$7.7 million proceeds from the sale of investments in unconsolidated joint ventures; plus
(b)$2.9 million received from repayments of notes receivables; plus
(c)$451.9 million received from proceeds from the sales of rental property; minus
(d)$51.5 million used for additions to rental property and improvements; minus
(e)$73.2 million used for the development of rental property, other related costs and deposits; minus
(f)$130.5 million used for rental property acquisitions and related intangibles.
(3)$290.3 million used in financing activities, consisting primarily of the following:
(a)$250.0 million used for repayments of the revolving credit facility; plus
(b)$25.6 million used for distributions to redeemable noncontrolling interests; plus
(c)$245.5 million used for repayments of mortgages, loans payable and other obligations; plus
(d)$5.1 million used for payment of early debt extinguishment costs, minus
(e)$102.0 million from borrowings under the revolving credit facility; minus
(f)$154.7 million from proceeds received from mortgages and loans payable.

Debt Financing
Summary of Debt
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2022:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)		Weighted Average Maturity in Years
Fixed Rate & Hedged Secured (c)	$1,764,488	92.31%	4.27%		3.71
Variable Rate Secured Debt	147,000	7.69%	6.86%		1.83

Totals/Weighted Average:	$1,911,488	100.00%	4.47%	(b)	3.57
Unamortized deferred financing costs	(7,511)
Total Debt, Net	$1,903,977
(a)The actual weighted average of floating rates (LIBOR and SOFR) for the Company’s outstanding variable rate debt was 4.15 percent as of December 31, 2022, plus the applicable spread.
(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $2.8 million for the year ended December 31, 2022.
(c)Includes debt with interest rate caps outstanding with a notional amount of $485 million.

Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2022 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments (a)
2023	$2,047	$142,998	$145,045	5.98%
2024 (b)	5,037	605,324	610,361	5.02%
2025	8,384	—	8,384	3.39%
2026	8,780	483,000	491,780	4.22%
2027	8,158	305,319	313,477	3.66%
Thereafter	7,418	335,023	342,441	3.98%
Sub-total	39,824	1,871,664	1,911,488	4.47%
Unamortized deferred financing costs	(7,511)	—	(7,511)	—
Totals/Weighted Average	$32,313	$1,871,664	$1,903,977	4.47%
(a)The actual weighted average of floating rates (LIBOR and SOFR) for the Company’s outstanding variable rate debt was 4.15 percent as of December 31, 2022, plus the applicable spread.
(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $2.8 million for the year ended December 31, 2022.
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
The terms of the 2021 Term Loan included: (1) an eighteen-month term ending in November 2022; (2) a single draw of the term loan commitments up to an aggregate principal amount of $150 million; and (3) a first priority lien in unencumbered properties of the Company with an appraised value greater than or equal to $800 million which must include the Company’s Harborside 2/3 and Harborside 5 properties.
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
Debt Strategy
The Company intends to utilize a combination of corporate and property level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with either available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property level indebtedness on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of February 15, 2023, the Company had outstanding borrowings of $4.0 million under its revolving credit facility. The Company is continually evaluating its financing and refinancing options, including the issuance of additional, or exchange of current, unsecured debt or common and preferred stock, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2023. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multifamily rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements
Common Equity
The following table presents the changes in the General Partner’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the years ended December 31, 2022 and 2021, respectively.

	Common Stock	Common Units/Vested LTIP Units	Total
Outstanding at January 1, 2022	90,948,008	9,013,534	99,961,542
Restricted stock issued	49,784	—	49,784
Common units redeemed for common stock	11,508	(11,508)	—
Common units/vested LTIPs	181,199	—	181,199
Conversion of LTIP units for common units	—	228,579	228,579
Vested RSU/LTIP units	—	181,000	181,000
Cancellation of restricted stock	(51,000)	—	(51,000)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,150	—	2,150
Redemption of common units	—	(110,084)	(110,084)

Outstanding at December 31, 2022	91,141,649	9,301,521	100,443,170

	Common Stock	Common Units/Vested LTIP Units	Total
Outstanding at January 1, 2021	90,712,417	9,649,031	100,361,448
Restricted stock issued	55,554	—	55,554
Common units redeemed for common stock	175,257	(175,257)	—
Conversion of LTIP units for common units	—	205,434	205,434
Vested RSU/LTIP units	2,501	65,176	67,677
Cancellation of restricted stock	(262)	—	(262)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,541	—	2,541
Redemption of common units	—	(730,850)	(730,850)

Outstanding at December 31, 2021	90,948,008	9,013,534	99,961,542
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
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $200 million of shares of common stock have been allocated for sales pursuant to the Company’s ATM Program commenced in December 2021 and no securities have been sold as of February 15, 2023.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of February 15, 2023.
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of December 31, 2022, the outstanding balance of such debt totaled $188.5 million of which $22.0 million was guaranteed by the Company.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) available to common shareholders	$(52,066)	$(119,042)	$(51,387)
Add (deduct): Noncontrolling interests in Operating Partnership	(5,202)	(15,739)	(13,830)
Noncontrolling interests in discontinued operations	(72)	3,860	8,431
Real estate-related depreciation and amortization on continuing operations (a)	120,584	118,835	131,236
Real estate-related depreciation and amortization on discontinued operations	889	2,555	6,386
Property impairments on continuing operations	94,811	13,467	36,582
Impairment of unconsolidated joint venture investment (included in Equity in earnings)	—	(2)	2,562
Gain on sale from unconsolidated joint ventures	(7,677)	1,886	(35,184)
Continuing operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(66,116)	(3,022)	(2,656)
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	4,440	(25,552)	(14,026)
Funds from operations available to common stock and Operating Partnership unitholders (b)	$89,591	$(22,754)	$68,114

(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $10.4 million, $10.1 million and $12.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Excludes non-real estate-related depreciation and amortization of $1,328, $1,304 and $1,610 for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)Net income available to common shareholders in 2022, 2021 and 2020 included $9.4 million, $23.7 million and $16.8 million, respectively, of land impairment charges and $94.8 million, $2.1 million and $5.8 million, respectively, from a gain on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from its indebtedness primarily from loss resulting from interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company’s yield on invested assets and cost of funds and, in turn, its ability to make distributions or payments to its investors. The Company manages its exposure to interest rate risk by utilizing fixed rate indebtedness or by hedging the majority of its floating rate indebtedness with interest rate swaps or caps, as appropriate.
Approximately $1.8 billion of the Company’s long-term debt as of December 31, 2022 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The effective interest rates on the Company’s variable rate debt as of December 31, 2022 ranged from LIBOR/SOFR plus 141.0 basis points to LIBOR/SOFR plus 340.0 basis points. Assuming interest-rate swaps and caps are not in effect as of December 31, 2022, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $1.5 million annually. As of December 31, 2022, the Company's indebtedness with an aggregate principal balance of $1.8 billion had an estimated aggregate fair value of $1.6 billion and if market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of December 31, 2022 would be approximately $52.6 million higher or lower, respectively.

The following table summarizes the principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates.

December 31, 2022
Debt, including current portion ($s in thousands)	2023	2024	2025	2026	2027	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate	$61,045	$610,361	$8,384	$428,780	$313,477	$342,441	$1,764,488	$(7,180)	$1,757,308	$1,635,357
Average Interest Rate	3.59%	5.02%	3.39%	4.00%	3.66%	3.98%			4.34%

Variable Rate	$84,000	$—	$—	$63,000	$—	$—	$147,000	$(331)	$146,669	$146,669
(a)    Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net, as of December 31, 2022.
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
The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2022 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the General Partner’s internal control over financial reporting was effective as of December 31, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
The General Partner’s management has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
ITEM 9B.    OTHER INFORMATION
Not Applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 14, 2023, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 14, 2023, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 14, 2023, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 14, 2023, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 14, 2023, and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1.All Financial Statements
Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(a) 2.Financial Statement Schedules
(i)Veris Residential, Inc. and Veris Residential, L.P.:
Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2022 with reconciliations for the years ended December 31, 2022, 2021 and 2020.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(a) 3.Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
ITEM 16.    FORM 10-K SUMMARY
Not Applicable

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Veris Residential, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veris Residential, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Rental Property Held for Use

As described in Note 2 to the consolidated financial statements, the Company’s net investment in rental property was $3.6 billion as of December 31, 2022. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. Management’s estimates of aggregate future cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, outcome probabilities, market capitalization rates and discount rates, if applicable.

The principal considerations for our determination that performing procedures relating to the impairment assessment of rental property held for use is a critical audit matter are (i) the high degree of auditor judgment and subjectivity involved in performing procedures relating to management’s estimates of the aggregate future cash flows and fair value used in the impairment assessment of rental property held for use, due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to estimated holding periods, outcome probabilities, market capitalization rates and discount rates used in estimating the aggregate future cash flows and fair value used in the impairment assessment of rental property held for use ; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of the aggregate future cash flows and fair value used in the impairment assessment of rental property held for use, including controls over the reasonableness of the significant assumptions used in the estimates. These procedures also included, among others, testing management’s process by (i) evaluating the appropriateness of the methods used to estimate the aggregate future cash flows and fair value; (ii) testing the completeness and accuracy of data provided by management; and (iii) evaluating the reasonableness of significant assumptions related to estimated holding periods, outcome probabilities, market capitalization rates and discount rates used in estimating the aggregate future cash flows and fair value used in the impairment assessment of rental property held for use. Evaluating the reasonableness of these significant assumptions involved considering the past performance of the assets, market data for similar investments, and whether this evidence was consistent with evidence obtained in other areas of the audit. For a sample of rental properties, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of estimates of aggregate future cash flows, market capitalization rates and discount rates used in the impairment assessment of rental property held for use.

Estimated Future Redemption Value of Redeemable Non-controlling Interest – Valuation of the Veris Residential Trust Real Estate Portfolio

As described in Note 14 to the consolidated financial statements, the Company’s redeemable non-controlling interest balance in Veris Residential Trust (“VRT”), a consolidated subsidiary, was $475 million and the estimated future redemption value of Rockpoint’s Preferred Units was approximately $475.2 million as of December 31, 2022. Management determines the redemption value of these interests by hypothetically liquidating VRT at net asset value which represents the fair value of the VRT real estate portfolio less the principal of the debt through the applicable waterfall provisions of the investment agreement. Management estimates net asset value based on unobservable inputs after considering the assumptions that market participants would make in valuing the real estate assets of VRT which is the basis for pricing the future redemption value of the Rockpoint interests. Management estimates the net asset value of VRT by (i) applying a discount rate to the estimated future cash flows for properties under development during the period under construction and then applying a direct capitalization method to the estimated stabilized cash flows, (ii) using the direct capitalization method by applying a capitalization rate to the projected net operating income for operating properties, and

(iii) estimating per-unit market value rate assumptions for developable land holdings based on development rights or plans available for the land. Estimated future cash flows used in such analyses are based on management’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2023

We have served as the Company’s auditor since 1994.

.

Report of Independent Registered Public Accounting Firm

To the Partners of Veris Residential, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veris Residential, L.P. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Rental Property Held for Use

As described in Note 2 to the consolidated financial statements, the Company’s net investment in rental property was $3.6 billion as of December 31, 2022. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different possible scenarios for a property, the Company will take a probability weighted approach to estimating future cash flow scenarios. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. Management’s estimates of aggregate future cash flows expected to be generated and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, outcome probabilities, market capitalization rates and discount rates, if applicable.

The principal considerations for our determination that performing procedures relating to the impairment assessment of rental property held for use is a critical audit matter are (i) the high degree of auditor judgment and subjectivity involved in performing procedures relating to management’s estimates of the aggregate future cash flows and fair value used in the impairment assessment of rental property held for use, due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to estimated holding periods, outcome probabilities, market capitalization rates and discount rates used in estimating the aggregate future cash flows and fair value used in the impairment assessment of rental property held for use ; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of the aggregate future cash flows and fair value used in the impairment assessment of rental property held for use, including controls over the reasonableness of the significant assumptions used in the estimates. These procedures also included, among others, testing management’s process by (i) evaluating the appropriateness of the methods used to estimate the aggregate future cash flows and fair value; (ii) testing the completeness and accuracy of data provided by management; and (iii) evaluating the reasonableness of significant assumptions related to estimated holding periods, outcome probabilities, market capitalization rates and discount rates used in estimating the aggregate future cash flows and fair value used in the impairment assessment of rental property held for use. Evaluating the reasonableness of these significant assumptions involved considering the past performance of the assets, market data for similar investments, and whether this evidence was consistent with evidence obtained in other areas of the audit. For a sample of rental properties, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of estimates of aggregate future cash flows, market capitalization rates and discount rates used in the impairment assessment of rental property held for use.

Estimated Future Redemption Value of Redeemable Non-controlling Interest – Valuation of the Veris Residential Trust Real Estate Portfolio

As described in Note 14 to the consolidated financial statements, the Company’s redeemable non-controlling interest balance in Veris Residential Trust (“VRT”), a consolidated subsidiary, was $475 million and the estimated future redemption value of Rockpoint’s Preferred Units was approximately $475.2 million as of December 31, 2022. Management determines the redemption value of these interests by hypothetically liquidating VRT at net asset value which represents the fair value of the VRT real estate portfolio less the principal of the debt through the applicable waterfall provisions of the investment agreement. Management estimates net asset value based on unobservable inputs after considering the assumptions that market participants would make in valuing the real estate assets of VRT which is the basis for pricing the future redemption value of the Rockpoint interests. Management estimates the net asset value of VRT by (i)

applying a discount rate to the estimated future cash flows for properties under development during the period under construction and then applying a direct capitalization method to the estimated stabilized cash flows, (ii) using the direct capitalization method by applying a capitalization rate to the projected net operating income for operating properties, and (iii) estimating per-unit market value rate assumptions for developable land holdings based on development rights or plans available for the land. Estimated future cash flows used in such analyses are based on management’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2023
We have served as the Company’s auditor since 1998.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

ASSETS	December 31, 2022	December 31, 2021
Rental property
Land and leasehold interests	$492,204	$494,935
Buildings and improvements	3,332,315	3,375,266
Tenant improvements	122,509	106,654
Furniture, fixtures and equipment	99,094	100,011
	4,046,122	4,076,866
Less – accumulated depreciation and amortization	(631,910)	(583,416)
	3,414,212	3,493,450
Real estate held for sale, net	193,933	618,646
Net investment in rental property	3,608,145	4,112,096
Cash and cash equivalents	26,782	31,754
Restricted cash	20,867	19,701
Investments in unconsolidated joint ventures	126,158	137,772
Unbilled rents receivable, net	39,734	72,285
Deferred charges and other assets, net	96,162	151,347
Accounts receivable	2,920	2,363

Total assets	$3,920,768	$4,527,318

LIABILITIES AND EQUITY
Revolving credit facility and term loans	$—	$148,000
Mortgages, loans payable and other obligations, net	1,903,977	2,241,070
Dividends and distributions payable	110	384
Accounts payable, accrued expenses and other liabilities	72,041	134,977
Rents received in advance and security deposits	22,941	26,396
Accrued interest payable	7,131	5,760
Total liabilities	2,006,200	2,556,587
Commitments and contingencies
Redeemable noncontrolling interests	515,231	521,313
Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
91,141,649 and 90,948,008 shares outstanding	911	909
Additional paid-in capital	2,532,182	2,530,383
Dividends in excess of net earnings	(1,301,385)	(1,249,319)
Accumulated other comprehensive income (loss)	3,977	9
Total Veris Residential, Inc. stockholders’ equity	1,235,685	1,281,982
Noncontrolling interests in subsidiaries:
Operating Partnership	126,109	127,053
Consolidated joint ventures	37,543	40,383
Total noncontrolling interests in subsidiaries	163,652	167,436
Total equity	1,399,337	1,449,418

Total liabilities and equity	$3,920,768	$4,527,318
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2022	2021	2020
Revenue from leases	$284,062	$276,864	$266,884
Real estate services	3,581	9,596	11,390
Parking income	18,557	15,003	15,604
Hotel income	15,505	10,618	4,287
Other income	33,313	11,309	9,311
Total revenues	355,018	323,390	307,476
EXPENSES
Real estate taxes	58,585	47,106	44,977
Utilities	14,344	14,802	13,717
Operating services	77,855	71,246	67,592
Real estate services expenses	10,549	12,857	13,555
General and administrative	56,169	57,190	71,058
Transaction-related costs	3,467	12,221	2,583
Depreciation and amortization	111,518	110,038	120,455
Property impairments	94,811	13,467	36,582
Land and other impairments, net	9,368	23,719	16,817
Total expenses	436,666	362,646	387,336

OTHER (EXPENSE) INCOME
Interest expense	(78,040)	(65,192)	(80,991)
Interest and other investment income (loss)	729	524	43
Equity in earnings (loss) of unconsolidated joint ventures	1,200	(4,251)	(3,832)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	66,115	3,022	2,657
Gain on disposition of developable land	57,262	2,115	5,787
Gain (loss) on sale of unconsolidated joint venture interests	7,677	(1,886)	35,184
Gain (loss) from extinguishment of debt, net	(7,432)	(47,078)	(272)
Total other income (expense)	47,511	(112,746)	(41,424)
Income (loss) from continuing operations	(34,137)	(152,002)	(121,284)
Discontinued operations:
Income from discontinued operations	3,692	16,911	73,660
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	25,552	14,026
Total discontinued operations, net	(748)	42,463	87,686
Net income (loss)	(34,885)	(109,539)	(33,598)
Noncontrolling interests in consolidated joint ventures	3,079	4,595	2,695
Noncontrolling interests in Operating Partnership of income from continuing operations	5,202	15,739	13,831
Noncontrolling interests in Operating Partnership in discontinued operations	72	(3,860)	(8,432)
Redeemable noncontrolling interests	(25,534)	(25,977)	(25,883)
Net income (loss) available to common shareholders	$(52,066)	$(119,042)	$(51,387)
Basic earnings per common share:
Income (loss) from continuing operations	$(0.62)	$(1.82)	$(1.57)
Discontinued operations	(0.01)	0.43	0.87
Net income (loss) available to common shareholders	$(0.63)	$(1.39)	$(0.70)
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.62)	$(1.82)	$(1.57)
Discontinued operations	(0.01)	0.43	0.87
Net income (loss) available to common shareholders	$(0.63)	$(1.39)	$(0.70)
Basic weighted average shares outstanding	91,046	90,839	90,648

Diluted weighted average shares outstanding	100,265	99,893	100,260
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2022	2021	2020

Net income (loss)	$(34,885)	$(109,539)	$(33,598)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	4,366	10	(16)
Comprehensive income (loss)	$(30,519)	$(109,529)	$(33,614)
Comprehensive income (loss) attributable to noncontrolling interests in consolidated joint ventures	3,079	4,595	2,695
Comprehensive income (loss) attributable to redeemable noncontrolling interests	(25,534)	(25,977)	(25,883)
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	4,876	11,878	5,433
Comprehensive income (loss) attributable to common shareholders	$(48,098)	$(119,033)	$(51,369)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares	Par Value
Balance at January 1, 2020	90,595	$906	$2,535,440	$(1,042,629)	$(18)	$205,776	$1,699,475
Net income (loss)	—	—	—	(51,387)	—	17,789	(33,598)
Common stock dividends	—	—	—	(36,261)	—	—	(36,261)
Common unit distributions	—	—	—	—	—	(3,509)	(3,509)
Redeemable noncontrolling interests	—	—	(11,814)	—	—	(27,137)	(38,951)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	171	171
Redemption of common units	—	—	—	—	—	(2,693)	(2,693)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	—	37	—	—	—	37
Directors' deferred compensation plan	61	1	290	—	—	—	291
Stock compensation	53	—	1,614	—	—	6,021	7,635
Cancellation of unvested LTIP units	—	—	—	—	—	(201)	(201)
Other comprehensive income	—	—	—	—	18	(34)	(16)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	2,620	—	—	(2,620)	—
Balance at December 31, 2020	90,712	$907	$2,528,187	$(1,130,277)	$—	$193,563	$1,592,380
Net income (loss)	—	—	—	(119,042)	—	9,503	(109,539)
Common unit distributions	—	—	—	—	—	645	645
Redeemable noncontrolling interests	—	—	(7,290)	—	—	(26,703)	(33,993)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	206	206
Redemption of common units for common stock	175	2	2,714	—	—	(2,716)	—
Redemption of common units	—	—	—	—	—	(11,357)	(11,357)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	—	28	—	—	—	28
Directors' deferred compensation plan	—	—	314	—	—	—	314
Stock compensation	58	—	5,139	—	—	5,708	10,847
Cancellation of restricted shares	—	—	(123)	—	—	—	(123)
Other comprehensive income (loss)	—	—	—	—	9	1	10
Rebalancing of ownership percentage between parent and subsidiaries	—	—	1,414	—	—	(1,414)	—
Balance at December 31, 2021	90,948	$909	$2,530,383	$(1,249,319)	$9	$167,436	$1,449,418
Net income (loss)	—	—	—	(52,066)	—	17,181	(34,885)
Common unit distributions	—	—	—	—	—	218	218
Redeemable noncontrolling interests	—	—	(5,475)	—	—	(26,082)	(31,557)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	239	239
Redemption of common units for common stock	12	—	161	—	—	(161)	—
Redemption of common units	—	—	—	—	—	(1,826)	(1,826)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	23	—	—	—	23
Directors' deferred compensation plan	—	—	440	—	—	—	440
Stock compensation	231	2	9,926	—	—	3,839	13,767
Cancellation of restricted shares	(51)	—	(866)	—	—	—	(866)
Other comprehensive income (loss)	—	—	—	—	3,968	398	4,366
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,410)	—	—	2,410	—
Balance at December 31, 2022	91,142	$911	$2,532,182	$(1,301,385)	$3,977	$163,652	$1,399,337
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021	2020
Net income (loss)	$(34,885)	$(109,539)	$(33,598)
Net (income) loss from discontinued operations	748	(42,463)	(87,686)
Net income (loss) from continuing operations	(34,137)	(152,002)	(121,284)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	111,392	107,201	117,745
Amortization of directors deferred compensation stock units	440	314	291
Amortization of stock compensation	13,767	10,847	7,635
Amortization of deferred financing costs	4,821	4,568	4,625
Amortization of debt discount and mark-to-market	—	232	(1,083)
Equity in (earnings) loss of unconsolidated joint ventures	(1,200)	4,251	3,832
Distributions of cumulative earnings from unconsolidated joint ventures	13	759	5,300
Write-off transaction-related costs	—	7,922	—
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(66,115)	(3,022)	(2,657)
Gain on disposition of developable land	(57,262)	(2,115)	(5,787)
Property impairments	94,811	13,467	36,582
Land and other impairments, net	9,368	23,719	16,817
(Gain) Loss from sale of investment in unconsolidated joint venture	(7,677)	1,886	(35,184)
Loss from extinguishment of debt	7,432	47,078	272
Changes in operating assets and liabilities:
Decrease (Increase) in unbilled rents receivable, net	1,578	(7,251)	(1,311)
Increase in deferred charges, goodwill and other assets	(12,565)	(4,954)	(750)
(Increase) Decrease in accounts receivable, net	(505)	5,544	(5,117)
Increase (Decrease) in accounts payable, accrued expenses and other liabilities	328	(11,445)	(9,550)
(Decrease) Increase in rents received in advance and security deposits	(3,173)	55	(2,446)
Increase (Decrease) in accrued interest payable	1,371	258	(184)
Net cash flows provided by operating activities - continuing operations	62,687	47,312	7,746
Net cash flows provided by operating activities - discontinued operations	3,767	8,803	77,676
Net cash provided by operating activities	$66,454	$56,115	$85,422

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(130,500)	$—	$(16,811)
Rental property additions and improvements	(51,480)	(65,101)	(138,700)
Development of rental property, other related costs and deposits	(73,189)	(211,617)	(295,892)
Proceeds from the sales of rental property and developable land	451,860	52,391	64,947
Proceeds from the sale of investments in unconsolidated joint ventures	7,677	3,865	64,773
Repayment of notes receivable	2,926	7,257	458
Investment in unconsolidated joint ventures	(162)	(1,280)	(2,959)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	13,132	15,703	13,826
Net cash provided by (used in) investing activities - continuing operations	220,264	(198,782)	(310,358)
Net cash (used in) provided by investing activities - discontinued operations	(176)	645,011	338,823

Net cash provided by investing activities	$220,088	$446,229	$28,465

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$102,000	$196,000	$212,000
Repayment of revolving credit facility	(250,000)	(73,000)	(516,000)
Borrowings from term loans	—	150,000	—
Repayment of term loans	—	(150,000)	—
Repayment of senior unsecured notes	—	(573,727)	—
Proceeds from mortgages and loans payable	154,720	226,422	381,577
Repayment of mortgages, loans payable and other obligations	(245,522)	(192,995)	(86,561)
(Redemption) issuance of redeemable noncontrolling interests, net	(12,000)	—	(3,153)
Payment of early debt extinguishment costs	(5,140)	(49,874)	—
Common unit redemptions	(2,692)	(898)	(2,693)
Payment of financing costs	(6,037)	(8,874)	(1,677)
(Contributions) distributions to noncontrolling interests	24	207	171
Distributions to redeemable noncontrolling interests	(25,640)	(25,977)	(25,883)
Payment of common dividends and distributions	(61)	(475)	(60,532)
Net cash used in financing activities	$(290,348)	$(503,191)	$(102,751)

Net (decrease) increase in cash and cash equivalents	$(3,806)	$(847)	$11,136
Cash, cash equivalents and restricted cash, beginning of period (1)	51,455	52,302	41,166
Cash, cash equivalents and restricted cash, end of period (2)	$47,649	$51,455	$52,302
(1)Includes Restricted Cash of $19,701, $14,207 and $15,577 as of December 31, 2021, 2020 and 2019, respectively.
(2)Includes Restricted Cash of $20,867, $19,701 and $14,207 as of December 31, 2022, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

ASSETS	December 31, 2022	December 31, 2021
Rental property
Land and leasehold interests	$492,204	$494,935
Buildings and improvements	3,332,315	3,375,266
Tenant improvements	122,509	106,654
Furniture, fixtures and equipment	99,094	100,011
	4,046,122	4,076,866
Less – accumulated depreciation and amortization	(631,910)	(583,416)
	3,414,212	3,493,450
Real estate held for sale, net	193,933	618,646
Net investment in rental property	3,608,145	4,112,096
Cash and cash equivalents	26,782	31,754
Restricted cash	20,867	19,701
Investments in unconsolidated joint ventures	126,158	137,772
Unbilled rents receivable, net	39,734	72,285
Deferred charges and other assets, net	96,162	151,347
Accounts receivable	2,920	2,363

Total assets	$3,920,768	$4,527,318

LIABILITIES AND EQUITY
Revolving credit facility and term loans	$—	$148,000
Mortgages, loans payable and other obligations, net	1,903,977	2,241,070
Distributions payable	110	384
Accounts payable, accrued expenses and other liabilities	72,041	134,977
Rents received in advance and security deposits	22,941	26,396
Accrued interest payable	7,131	5,760
Total liabilities	2,006,200	2,556,587
Commitments and contingencies
Redeemable noncontrolling interests	515,231	521,313
Partners’ Capital:
General Partner, 91,141,649 and 90,948,008 common units outstanding	1,163,935	1,211,790
Limited partners, 9,301,521 and 9,013,534 common units/LTIPs outstanding	193,882	197,236
Accumulated other comprehensive income (loss)	3,977	9
Total Veris Residential, L.P. partners’ capital	1,361,794	1,409,035

Noncontrolling interests in consolidated joint ventures	37,543	40,383

Total equity	1,399,337	1,449,418

Total liabilities and equity	$3,920,768	$4,527,318
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2022	2021	2020
Revenue from leases	$284,062	$276,864	$266,884
Real estate services	3,581	9,596	11,390
Parking income	18,557	15,003	15,604
Hotel income	15,505	10,618	4,287
Other income	33,313	11,309	9,311
Total revenues	355,018	323,390	307,476
EXPENSES
Real estate taxes	58,585	47,106	44,977
Utilities	14,344	14,802	13,717
Operating services	77,855	71,246	67,592
Real estate services expenses	10,549	12,857	13,555
General and administrative	56,169	57,190	71,058
Transaction-related costs	3,467	12,221	2,583
Depreciation and amortization	111,518	110,038	120,455
Property impairments	94,811	13,467	36,582
Land and other impairments, net	9,368	23,719	16,817
Total expenses	436,666	362,646	387,336

OTHER (EXPENSE) INCOME
Interest expense	(78,040)	(65,192)	(80,991)
Interest and other investment income (loss)	729	524	43
Equity in earnings (loss) of unconsolidated joint ventures	1,200	(4,251)	(3,832)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	66,115	3,022	2,657
Gain on disposition of developable land	57,262	2,115	5,787
Gain (loss) on sale of unconsolidated joint venture interests	7,677	(1,886)	35,184
Gain (loss) from extinguishment of debt, net	(7,432)	(47,078)	(272)
Total other income (expense)	47,511	(112,746)	(41,424)
Income (loss) from continuing operations	(34,137)	(152,002)	(121,284)
Discontinued operations:
Income from discontinued operations	3,692	16,911	73,660
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	25,552	14,026
Total discontinued operations, net	(748)	42,463	87,686
Net income (loss)	(34,885)	(109,539)	(33,598)
Noncontrolling interests in consolidated joint ventures	3,079	4,595	2,695
Redeemable noncontrolling interests	(25,534)	(25,977)	(25,883)
Net income (loss) available to common unitholders	$(57,340)	$(130,921)	$(56,786)
Basic earnings per common unit:
Income (loss) from continuing operations	$(0.62)	$(1.82)	$(1.57)
Discontinued operations	(0.01)	0.43	0.87
Net income (loss) available to common unitholders	$(0.63)	$(1.39)	$(0.70)
Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.62)	$(1.82)	$(1.57)
Discontinued operations	(0.01)	0.43	0.87
Net income (loss) available to common unitholders	$(0.63)	$(1.39)	$(0.70)
Basic weighted average units outstanding	100,265	99,893	100,260

Diluted weighted average units outstanding	100,265	99,893	100,260
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2022	2021	2020

Net income (loss)	$(34,885)	$(109,539)	$(33,598)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	4,366	10	(16)
Comprehensive income (loss)	$(30,519)	$(109,529)	$(33,614)
Comprehensive income (loss) attributable to noncontrolling interests in consolidated joint ventures	3,079	4,595	2,695
Comprehensive income (loss) attributable to redeemable noncontrolling interests	(25,534)	(25,977)	(25,883)
Comprehensive loss attributable to common unitholders	$(52,974)	$(130,911)	$(56,802)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2020	90,595	9,612	$1,427,568	$224,629	$(18)	$47,296	$1,699,475
Net income (loss)	—	—	(51,387)	(5,399)	—	23,188	(33,598)
Distributions to unitholders	—	—	(36,261)	(3,509)	—	—	(39,770)
Redeemable noncontrolling interests	—	—	(11,814)	(1,254)	—	(25,883)	(38,951)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	171	171
Vested LTIP Units	—	175	—	—	—	—	—
Redemption of limited partners common units	—	(138)	—	(2,693)	—	—	(2,693)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	—	37	—	—	—	37
Directors' deferred compensation plan	61	—	291	—	—	—	291
Other comprehensive income	—	—	—	(34)	18	—	(16)
Stock compensation	53	—	1,614	6,021	—	—	7,635
Cancellation of unvested LTIP units	—	—	—	(201)	—	—	(201)
Balance at December 31, 2020	90,712	9,649	$1,330,048	$217,560	$—	$44,772	$1,592,380
Net income (loss)	—	—	(119,042)	(11,879)	—	21,382	(109,539)
Distributions	—	—	—	645	—	—	645
Redeemable noncontrolling interests	—	—	(7,290)	(726)	—	(25,977)	(33,993)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	206	206
Redemption of limited partner common units for shares of general partner common units	175	(175)	2,716	(2,716)	—	—	—
Vested LTIP units	—	270	—	—	—	—	—
Redemption of limited partners common units	—	(731)	—	(11,357)	—	—	(11,357)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	—	28	—	—	—	28
Directors' deferred compensation plan	—	—	314	—	—	—	314
Other comprehensive income (loss)	—	—	—	1	9	—	10
Stock compensation	58	—	5,139	5,708	—	—	10,847
Cancellation of restricted shares	—	—	(123)	—	—	—	(123)
Balance at December 31, 2021	90,948	9,013	$1,211,790	$197,236	$9	$40,383	$1,449,418
Net income (loss)	—	—	(52,066)	(5,274)	—	22,455	(34,885)
Distributions	—	—	—	218	—	—	218
Redeemable noncontrolling interests	—	—	(5,475)	(548)	—	(25,534)	(31,557)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	239	239
Redemption of limited partner common units for shares of general partner common units	12	(12)	161	(161)	—	—	—
Vested LTIP units	—	410	—	—	—	—	—
Redemption of limited partners common units	—	(110)	—	(1,826)	—	—	(1,826)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	23	—	—	—	23
Directors' deferred compensation plan	—	—	440	—	—	—	440
Other comprehensive income (loss)	—	—	—	398	3,968	—	4,366
Stock compensation	231	—	9,928	3,839	—	—	13,767
Cancellation of restricted shares	(51)	—	(866)	—	—		(866)
Balance at December 31, 2022	91,142	9,301	$1,163,935	$193,882	$3,977	$37,543	$1,399,337
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021	2020
Net income (loss)	$(34,885)	$(109,539)	$(33,598)
Net (income) loss from discontinued operations	748	(42,463)	(87,686)
Net income (loss) from continuing operations	(34,137)	(152,002)	(121,284)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	111,392	107,201	117,745
Amortization of directors deferred compensation stock units	440	314	291
Amortization of stock compensation	13,767	10,847	7,635
Amortization of deferred financing costs	4,821	4,568	4,625
Amortization of debt discount and mark-to-market	—	232	(1,083)
Equity in (earnings) loss of unconsolidated joint ventures	(1,200)	4,251	3,832
Distributions of cumulative earnings from unconsolidated joint ventures	13	759	5,300
Write-off transaction-related costs	—	7,922	—
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(66,115)	(3,022)	(2,657)
Gain on disposition of developable land	(57,262)	(2,115)	(5,787)
Property impairments	94,811	13,467	36,582
Land and other impairments, net	9,368	23,719	16,817
(Gain) Loss from sale of investment in unconsolidated joint venture	(7,677)	1,886	(35,184)
Loss from extinguishment of debt	7,432	47,078	272
Changes in operating assets and liabilities:
Decrease (Increase) in unbilled rents receivable, net	1,578	(7,251)	(1,311)
Increase in deferred charges, goodwill and other assets	(12,565)	(4,954)	(750)
(Increase) Decrease in accounts receivable, net	(505)	5,544	(5,117)
Increase (Decrease) in accounts payable, accrued expenses and other liabilities	328	(11,445)	(9,550)
(Decrease) Increase in rents received in advance and security deposits	(3,173)	55	(2,446)
Increase (Decrease) in accrued interest payable	1,371	258	(184)
Net cash flows provided by operating activities - continuing operations	62,687	47,312	7,746
Net cash flows provided by operating activities - discontinued operations	3,767	8,803	77,676
Net cash provided by operating activities	$66,454	$56,115	$85,422

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(130,500)	$—	$(16,811)
Rental property additions and improvements	(51,480)	(65,101)	(138,700)
Development of rental property and other related costs	(73,189)	(211,617)	(295,892)
Proceeds from the sales of rental property and developable land	451,860	52,391	64,947
Proceeds from the sale of investments in unconsolidated joint ventures	7,677	3,865	64,773
Repayment of notes receivable	2,926	7,257	458
Investment in unconsolidated joint ventures	(162)	(1,280)	(2,959)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	13,132	15,703	13,826
Net cash provided by (used in) investing activities - continuing operations	220,264	(198,782)	(310,358)
Net cash (used in) provided by investing activities - discontinued operations	(176)	645,011	338,823

Net cash provided by investing activities	$220,088	$446,229	$28,465

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$102,000	$196,000	$212,000
Repayment of revolving credit facility	(250,000)	(73,000)	(516,000)
Borrowings from term loans	—	150,000	—
Repayment of term loans	—	(150,000)	—
Repayment of senior unsecured notes	—	(573,727)	—
Proceeds from mortgages and loans payable	154,720	226,422	381,577
Repayment of mortgages, loans payable and other obligations	(245,522)	(192,995)	(86,561)
(Redemption) issuance of redeemable noncontrolling interests, net	(12,000)	—	(3,153)
Payment of early debt extinguishment costs	(5,140)	(49,874)	—
Common unit redemptions	(2,692)	(898)	(2,693)

Payment of financing costs	(6,037)	(8,874)	(1,677)
(Contributions) distributions to noncontrolling interests	24	207	171
Distributions to redeemable noncontrolling interests	(25,640)	(25,977)	(25,883)
Payment of distributions	(61)	(475)	(60,532)
Net cash used in financing activities	$(290,348)	$(503,191)	$(102,751)

Net (decrease) increase in cash and cash equivalents	$(3,806)	$(847)	$11,136
Cash, cash equivalents and restricted cash, beginning of period (1)	51,455	52,302	41,166
Cash, cash equivalents and restricted cash, end of period (2)	$47,649	$51,455	$52,302
(1)Includes Restricted Cash of $19,701, $14,207 and $15,577 as of December 31, 2021, 2020 and 2019, respectively.
(2)Includes Restricted Cash of $20,867, $19,701 and $14,207 as of December 31, 2022, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage, apartment unit, room, and building counts unaudited)
1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 90.7 and 91.0 percent common unit interest in the Operating Partnership as of December 31, 2022 and 2021, respectively.
The Company develops, owns and operates predominantly multifamily rental properties located primarily in the Northeast, as well as a portfolio of Class A office properties. The Company is in the process of transitioning to a pure-play multifamily REIT and is focused on conducting business in a socially, ethically, and environmentally responsible manner, while seeking to maximize value for all stakeholders. Veris Residential, Inc. was incorporated on May 24, 1994.
Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.
As of December 31, 2022, the Company owned or had interests in 24 multifamily rental properties as well as non-core assets comprised of five office properties, four parking/retail properties and two hotels (collectively, the "Properties"). The Properties are comprised of: (a) 27 wholly-owned or Company-controlled properties comprised of 17 multifamily properties and 10 non-core assets, and (b) eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and a non-core asset.
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
Under ASC 810, the Operating Partnership is considered a variable interest entity of the parent company, Veris Residential, Inc. As the Operating Partnership is already consolidated in the balance sheets of Veris Residential, Inc., this has no impact on the consolidated financial statements of Veris Residential, Inc.
As of December 31, 2022 and 2021, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P., formerly known as Roseland Residential, L.P. (See Note 14: Redeemable Noncontrolling Interests-Rockpoint Transaction), have total real estate assets of $468.1 million and $477.5 million, respectively, other assets of $6.0 million and $5.3 million, respectively, mortgages of $285.5 million and $285.7 million, respectively, and other liabilities of $17.3 million and $21.2 million, respectively.

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
2.    SIGNIFICANT ACCOUNTING POLICIES
Rental Property
Rental properties are reported at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $1.5 million, $2.4 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and improvements, which enhance or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
Included in net investment in rental property as of December 31, 2022 and 2021 is real estate and building and tenant improvements not in service; as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Land held for development (including pre-development costs, if any) (a)(b)	$264,934	$341,496
Development and construction in progress, including land (c)	205,173	694,768
Total	$470,107	$1,036,264
(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $97.7 million and $150.9 million as of December 31, 2022 and December 31, 2021, respectively.
(b)Includes $73.2 million of land and $13.8 million of building and improvements classified as to assets held for sale at December 31, 2022.
(c)Includes land of $13.6 million and $68.8 million as of December 31, 2022 and December 31, 2021, respectively.
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
In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and uses various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.
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
Other intangible assets acquired include amounts for in-place lease values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. The values of in-place leases are amortized to expense over the remaining initial terms of the respective leases.
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management, depending on the type of property, may include reviewing properties with below market occupancy levels, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction cost overruns and/or other factors, including those that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different potential outcomes for a property, the Company will take a probability weighted approach to estimating future cash flows. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows and estimated fair values for each property are based on a number of assumptions, including but not limited to estimated holding periods, outcome probabilities, market capitalization rates and discount rates, as applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights or plans for the land. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, food, beverage and lodging demands, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.
Real Estate Held for Sale and Discontinued Operations
When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable to be sold within the following 12 months, and there are no significant contingencies relating to a sale. If, in management’s opinion, the estimated net sales price, net of expected selling costs, of the disposal groups identified as held for sale is less than the carrying value, a valuation allowance (which is recorded as unrealized losses on disposition of rental property) is established. In the absence of an executed sales agreement with a set sales price, management’s estimate of the net sales price may be based on a number of assumptions, including but not limited to the Company’s estimates of future cash flows, market capitalization rates and discount rates, if applicable. For developable land holdings, an estimated per-unit market value assumption is also considered based on development rights or plans for the land. In addition, the Company classifies assets held for sale or sold as discontinued operations if the disposal groups represent a strategic shift that will have a major effect on the Company’s operations and financial results. For any disposals qualifying as discontinued operations, the assets and their results are presented in discontinued operations in the financial statements for all periods presented. See Note 7: Discontinued Operations.
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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.
Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $4.8 million, $4.6 million and $4.6 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. Included in the gains(losses) from extinguishment of debt, net, of $(7.4) million, $(47.1) million and $(0.3) million for the years ended December 31, 2022, 2021 and 2020 were unamortized deferred financing costs.
Deferred Leasing Costs
Costs incurred in connection with successfully executed commercial and residential leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable. Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized. Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized. The Company determined that its goodwill, with a balance of $2.9 million, was fully impaired at December 31, 2021 after management performed its impairment tests and recognized an impairment of $2.9 million.
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
Revenue Recognition
The majority of the Company’s revenue is derived from residential and commercial rental income and other lease income, which are accounted for under ASC 842, Leases. Revenue from leases is reported on a straight-line basis over the non-cancellable term of the lease for residential and commercial leases which provide for concessions and/or scheduled fixed or determinable rent increases. Unbilled rents receivable represents the cumulative amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.
Revenue from leases also includes reimbursements and recoveries from tenants received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 13: Tenant Leases. The Company elected a practical expedient for its rental properties (as lessor) to avoid separating non-lease components that otherwise would need to be accounted for under ASC 606, Revenue from Contracts with Customers (such as tenant reimbursements of property operating expenses), from the associated lease component since (1) the non-lease components have the same timing and pattern of transfer as the associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. This enables the Company to account for the lease component and non-lease components as an operating lease since the lease component is the predominant component.
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
All bad debt expense is recorded as a reduction of the corresponding revenue account. Management performs a detailed review of amounts due from tenants for collectability, based on factors affecting the billings and status of individual tenants. The factors considered by management in determining which individual tenant’s revenues are affected include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. Management’s estimate of bad debt write-off’s requires management to exercise judgment about the timing, frequency and severity of collection losses, which affects the revenue recorded.
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
As of December 31, 2022, the estimated net basis of the rental property for federal income tax purposes was lower than the net assets as reported in the Operating Partnership’s financial statements by approximately $451.0 million. The Operating Partnership’s taxable income (loss) for the year ended December 31, 2022, 2021 and 2020 was estimated to be approximately zero, $(17.7) million and $79.3 million, respectively. The differences between book income and taxable income primarily result from differences in depreciation expenses, the recording of rental income, differences in the deductibility of interest expense and certain other expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange. The deferred tax asset balance at December 31, 2022 amounted to $30.7 million which has been fully reserved through a valuation allowance.
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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2019 forward.
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
Dividends and Distributions Payable

The Company has suspended its common dividends since September 2020, which was initially a strategic decision by the Board of Directors to allow for greater financial flexibility during the COVID-19 pandemic and to retain incremental capital to support the Company's value-enhancing investments across the portfolio and was based upon its estimates of taxable income. Based upon its current estimates of taxable income and its expectation of disposition activity, the Board has made the strategic decision to continue to suspend its dividend to support the transformation of the Company to a pure-play multifamily REIT and will re-evaluate this decision when such transition is substantially complete.

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

The dividends and distributions payable at December 31, 2022 and 2021 represent amounts payable on unvested LTIP units.
The Company has determined that the $0.60 dividend per common share paid during the year ended December 31, 2020 represented 19 percent ordinary income and 81 percent capital gain.
Costs Incurred For Stock Issuances
Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.
Stock Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For unvested securities that are forfeited prior to the measurement period being complete, the Company elected to account for forfeiture of employee awards as they occur. The Company recorded stock compensation expense of $13.8 million, $10.8 million and $7.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

3.    RECENT TRANSACTIONS

Acquisition

The Company acquired the following rental property during the year ended December 31, 2022 (dollars in thousands):

Acquisition Date	Property	Location	Property Type	# of Apartment Units	Acquisition Cost
7/21/2022	The James (a)	Park Ridge, NJ	Multifamily	240	$130,308
Total Acquisitions				240	$130,308
(a)    This acquisition was funded using funds available with the Company's qualified intermediary from prior property sales proceeds and through borrowing under the Company's revolving credit facility.
Properties Commencing Initial Operations
The following property commenced initial operations during the years ended December 31, 2022 and 2021 (dollars in thousands):
2022

In Service Date	Property	Location	Property Type	# of Apartment Units	Total Development Costs Incurred
04/01/22	Haus25 (a)	Jersey City	Multifamily	750	$485,587
Totals				750	$485,587

(a)As of December 31, 2022, all apartment units are in service. The development costs includes approximately $53.4 million in land costs.
2021

In Service Date	Property	Location	Property Type	# of Apartment Units	Total Development Costs Incurred
03/01/21	The Upton (a)	Short Hills, NJ	Multifamily	193	$101,269
07/01/21	Riverhouse 9 at Port Imperial (b)	Weehawken, NJ	Multifamily	313	164,633
Totals				506	$265,902
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
Real Estate Held for Sale/Discontinued Operations/Dispositions
2022
The Company has discontinued operations related to its former suburban New Jersey office portfolio (collectively, the “Suburban Office Portfolio”) which represented a strategic shift in the Company’s operations beginning in 2019. The Company has sold all but one of those assets and expects to dispose of this final suburban office asset in the first quarter of 2023. See Note 7: Discontinued Operations.

As of December 31, 2022, the Company identified as held for sale an office property of 0.4 million square feet, two hotels and several developable land parcels, which are located in Jersey City, Holmdel, Parsippany, Morris Township, Wall and Weehawken, New Jersey. As a result of recent sales contracts in place, the Company determined that the carrying value of the remaining held for sale office property, two hotels and two land parcels held for sale were not expected to be recovered from estimated net sales proceeds, and accordingly, during the year ended December 31, 2022, respectively, recognized an unrealized held for sale loss allowance of $12.5 million ($4.4 million of which is included in discontinued operations) and also recorded land and other impairments of $6.4 million during the year ended December 31, 2022. In February 2023, the Company completed the disposition of its hotels held for sale at December 31, 2022, for gross proceeds of $97 million and paid down the $84.0 million mortgage encumbering the property.

During the third quarter of 2022, the Company entered into a contract with a non-refundable deposit to dispose of three office properties totaling approximately 1.9 million square feet for a gross sales price of $420 million. As of December 31, 2022, due to current market conditions for office sales, the Company determined that this transaction did not meet all of the criteria for classification as held for sale under ASC 360-10-45-9 and hence the assets were not reclassified as held for sale. The Company recorded an impairment charge of $84.5 million on these properties for the period ending September 30, 2022. As of June 30, 2022 two land parcels that were previously identified as held for sale were reclassified as held and used, resulting in transaction-related costs of $0.1 million.

The total estimated sales proceeds of real estate held for sale, net of expected selling costs, are expected to be approximately $212.1 million.

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

	Suburban Office Portfolio	Other Assets & Liabilities Held for Sale	Total
Land	$4,336	$88,507	$92,843
Building & Other	30,389	112,165	142,554
Less: Accumulated depreciation	(12,165)	(16,759)	(28,924)
Less: Cumulative unrealized losses on property held for sale	(4,440)	(8,100)	(12,540)
Real estate held for sale, net	$18,120	$175,813	$193,933

Other assets and liabilities	Suburban Office Portfolio (a)	Other Assets Held for Sale	Total
Unbilled rents receivable, net (a)	$368	$—	$368
Deferred charges, net (a)	426	—	426
Total deferred charges & other assets, net	457	985	1,442
Mortgages & loans payable, net (a)	—	(85,664)	(85,664)
Accounts payable, accrued exp & other liability	(759)	(473)	(1,232)
(a)    Expected to be removed with the completion of the sales.

The Company disposed of the following rental property during the year ended December 31, 2022 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Realized Gains (Losses)/ Unrealized Losses, net	Discontinued Operations Realized Gains (losses)/ Unrealized Losses, net
01/21/22	111 River Street	Hoboken, New Jersey	1	566,215	Office	$208,268	(a)	$206,432	$1,836	$—
10/07/22	101 Hudson Street	Jersey City, New Jersey	1	1,246,283	Office	342,578	(b)	270,198	72,380	—

Unrealized gains (losses) on real estate held for sale									$(8,100)	$(4,440)
Totals			2	1,812,498		$550,846		$476,630	$66,116	$(4,440)
(a)    The $150 million mortgage loan encumbering the property was repaid at closing, for which the Company incurred costs of $6.3 million. These costs were expensed as loss from extinguishment of debt during the year ended December 31, 2022.
(b)    The $250 million mortgage loan encumbering the property was assumed by the purchaser at closing, for which the Company incurred costs of $1.0 million. These costs were expensed as loss from extinguishment of debt during the year ended December 31, 2022. The assumed mortgage was a non-cash portion of this sales transaction.

The Company disposed of the following developable land holdings during the year ended December 31, 2022 (dollars in thousands):

Disposition Date	Property Address	Location	Net Sales Proceeds	Net Carrying Value	Realized Gains (losses)/ Unrealized Losses, net
03/22/22	Palladium residential land	West Windsor, New Jersey	$23,908	$24,182	$(274)
03/22/22	Palladium commercial land	West Windsor, New Jersey	4,688	1,791	2,897
04/15/22	Port Imperial Park parcel	Weehawken, New Jersey	29,331	29,744	(413)
04/21/22	Urby II/III	Jersey City, New Jersey	68,854	13,316	55,538
11/03/22	Port Imperial Parcels 3 & 16 (a)	Weehawken, New Jersey	24,885	25,371	(486)

Totals			$151,666	$94,404	$57,262
(a)    Includes non-cash expenses of $2.5 million.
2021
As of December 31, 2021, the Company identified as held for sale two office properties totaling approximately 1.8 million square feet to be sold separately, which were located in Jersey City and Hoboken, New Jersey. The total estimated sales proceeds, net of expected selling costs but before the required aggregate paydown or buyer assumption of $400 million of mortgages encumbering the properties and related costs, were expected to be approximately $575 million.

Additionally, the Company also identified several developable land parcels as held for sale as of December 31, 2021. As a result of recent sales contracts in place and after considering the market conditions due to the challenging economic climate and the COVID-19 pandemic, the Company determined that the carrying value of several land parcels held for sale was not expected to be recovered from estimated net sales proceeds, and accordingly, during the year ended December 31, 2021, recognized land impairments of $10.2 million. The Company also recognized an unrealized gain of $3.7 million during the year ended December 31, 2021 (reversing cumulative held for sale loss allowances recognized) for a held for sale land parcel that was previously impaired when the Company entered into a contract to sell the land parcel.
The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands):

Assets Held for Sale
Land	$159,968
Building & Other	618,216
Less: Accumulated depreciation	(159,538)
Real estate held for sale, net	$618,646

Other assets and liabilities	Assets Held for Sale
Unbilled rents receivable, net (a)	$30,526
Deferred charges, net (a)	16,056
Total intangibles, net (a)	31,155
Total deferred charges & other assets, net (b)	69,410
Mortgages & loans payable, net (a)	(397,953)
Total below market liability (a)	(24,098)
Accounts payable, accrued exp & other liability (c)	(49,648)
Unearned rents/deferred rental income (a)	(5,831)
(a)Expected to be removed with the completion of the sales.
(b)Includes $19.2 million of right of use assets expected to be removed with the completion of the sales.
(c)Includes $20.5 million of right of use liabilities expected to be removed with the completion of the sales.
The Company disposed of the following rental properties during the year ended December 31, 2021 (dollars in thousands):

Disposition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Realized Gains (Losses)/ Unrealized Losses, net	Discontinued Operations Realized Gains (losses)/ Unrealized Losses, net
01/13/21	100 Overlook Center	Princeton, New Jersey	1	149,600	Office	$34,724	(a)	$26,488	$—	$8,236
03/25/21	Metropark portfolio (b)	Edison and Iselin, New Jersey	4	926,656	Office	247,351		233,826	—	13,525
04/20/21	Short Hills portfolio (c)	Short Hills, New Jersey	4	828,413	Office	248,664		245,800	—	2,864
06/11/21	Red Bank portfolio	Red Bank, New Jersey	5	659,490	Office	80,730		78,364	—	2,366
06/30/21	Retail land leases	Hanover and Parsippany, New Jersey	—	—	Land Lease	41,957		37,951	4,006	—
07/26/21	7 Giralda Farms	Madison, New Jersey	1	236,674	Office	28,182		30,143	—	(1,961)
10/20/21	4 Gatehall Drive	Parsippany, New Jersey	1	248,480	Office	24,239		23,717	—	522
12/16/21	Retail land lease Unit B	Hanover, New Jersey	—	—	Land Lease	5,423		6,407	(984)	—

Totals			16	3,049,313		$711,270		$682,696	$3,022	$25,552
(a)As part of the consideration from the buyer, a related party, 678,302 Common Units were redeemed by the Company at a book value of $10.5 million, which was a non-cash portion of this sales transaction. The balance of the proceeds was received in cash and used to repay the Company's borrowings on its revolving credit facility. See Note 16: Noncontrolling Interests in Subsidiaries - Noncontrolling Interests in Operating Partnership.
(b)Includes $10 million of seller financing provided to the buyers of the Metropark portfolio. See Note 5: Deferred charges and other assets, net.

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
Impairments on Properties and Land Held and Used
2022
The Company determined that, due to the shortening of its expected hold period for four office properties and several land parcels, it was necessary to reduce the carrying value of these assets to their estimated fair values. Accordingly, the Company recorded impairment charges of $94.8 million on the office properties and $2.9 million on the land parcels in the consolidated statement of operations for the year ended December 31, 2022.
2021
The Company determined that, due to the shortening of its expected hold period for one office property and its land parcels, it was necessary to reduce the carrying value of these assets to their estimated fair values. Accordingly, the Company recorded an impairment charge of $6.0 million on the office asset, which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2021 and $14.3 million on the land parcels in land and other impairments on the consolidated statement of operations for the year ended December 31, 2021. Additionally, the Company determined that, due to the shortening of its expected hold period and as a result of the adverse effect the COVID-19 pandemic has had, and continues to have, on its hotel operations, the Company evaluated the recoverability of the carrying values of its two adjacent hotel properties and determined that it was necessary to reduce the carrying values of its three hotel assets located in Weehawken, New Jersey to their estimated fair values. Accordingly, the Company recorded an impairment charge of $7.4 million on these hotels at December 31, 2021, which is included in property impairments on the consolidated statement of operations for the year ended December 31, 2021.
Unconsolidated Joint Venture Activity
2022
On November 30, 2022, the Company's Cal-Harbor joint venture was sold for $117.0 million and the Company recorded a gain on the sale for its interest of approximately $7.7 million in the year ended December 31, 2022.
2021
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

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2022, the Company had an aggregate investment of approximately $126.2 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of December 31,

2022, the unconsolidated joint ventures owned: seven multifamily properties totaling 2,146 apartment units, a retail property aggregating approximately 51,000 square feet and interests and/or rights to developable land parcels able to accommodate up to 829 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of December 31, 2022, the outstanding balance of such debt, subject to guarantees, totaled $188.5 million of which $22 million was guaranteed by the Company.
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $3.6 million, $3.4 million and $4.9 million for such services in the years ended December 31, 2022, 2021 and 2020, respectively. The Company had $0.2 million and $0.2 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2022 and 2021.
As of December 31, 2022, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs. The Company previously had three investments in unconsolidated joint ventures which were primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that these unconsolidated joint ventures are no longer VIEs since these ventures have completed their development projects and are now in operation.
The following is a summary of the Company's unconsolidated joint ventures as of December 31, 2022 and 2021 (dollars in thousands):

	Number of		Company's	Carrying Value		Property Debt As of December 31, 2022
Entity / Property Name	Apartment Units or Rentable SF		Effective Ownership % (a)	December 31, 2022	December 31, 2021	Balance	Maturity Date		Interest Rate
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$1,747	$2,547	$60,767	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	5,114	6,077	82,000	11/10/26		3.21%
PI North - Riverwalk C (e)	360	units	40.00%	23,234	27,401	135,000	12/22/24	SOFR+	1.2%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	32,372	33,004	91,432	07/01/33		4.82%
Urby at Harborside (f)	762	units	85.00%	61,594	66,418	188,522	08/01/29		5.197%
PI North - Land (b) (g)	829	potential units	20.00%	1,678	1,678	—	—		—
Liberty Landing (h)	—	—	50.00%	—	300	—	—		—
Office
12 Vreeland Road (i)	139,750	sf	50.00%	—	—	—	—		—
Offices at Crystal Lake (j)	106,345	sf	31.25%	—	—	—	—		—
Other
Hyatt Regency Hotel Jersey City (k)	351	rooms	50.00%	—	—	—	—		—
Other (l)				419	347	—	—		—
Totals:				$126,158	$137,772	$587,913
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

(d)Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $36,500, bears interest at LIBOR +2.85 percent, matures in October 2023; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +1.50 percent and matures in October 2022. The loan was extended on October 11, 2022, for three months and matured in January 2023 with a fixed rate of 5.125%. On January 10, 2023, the loan was modified bearing interest at SOFR +2% and matures in January 2025; (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $18,200, which bears interest at LIBOR +1.50 percent and matures in January 2023. On January 10, 2023, the loan was extended for three months and matures on April 1, 2023.
(e)On December 22, 2021, the venture paid off the $108.3 million construction loan and simultaneously obtained a new $135 million mortgage loan, collateralized by the property and received its share of net loan proceeds of $9.2 million. The property commenced operations in second quarter 2021.
(f)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company has guaranteed $22 million of the principal outstanding debt. On February 1, 2023, the lender has released the guarantor of all obligations under the Guaranty Agreement.
(g)The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6 and I that can accommodate the development of 829 apartment units.
(h)Pursuant to a notice letter to its joint venture partner dated January 6, 2022, the Company intends to not proceed with the acquisition and development of Liberty Landing.
(i)On April 29, 2021, the Company sold its interest in the joint venture for a gross sales price of approximately $2 million. See Note 3: Recent Transactions - Unconsolidated Joint Venture
(j)On September 1, 2021, the Company sold its interest in the joint venture for a gross sales price of approximately $1.9 million. See Note 3: Recent Transactions - Unconsolidated Joint Venture
(k)On November 30, 2022, the Company sold its interest in the joint venture for a venture gross sales price of approximately $117.0 million. See Note 3: Recent Transactions - Unconsolidated Joint Venture.
(l)The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.
The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
Entity / Property Name	2022	2021	2020
Multifamily
Metropolitan and Lofts at 40 Park	$(674)	$(801)	$(1,010)
RiverTrace at Port Imperial	356	92	111
Crystal House (a)	—	—	(924)
PI North - Riverwalk C (b)	(212)	(506)	(368)
Riverpark at Harrison (c)	234	(1,153)	(273)
Station House	(722)	(1,647)	(1,650)
Urby at Harborside	2,374	(580)	1,095
PI North - Land	(205)	(250)	—
Liberty Landing (d)	36	(40)	(5)
Office
12 Vreeland Road (e)	—	2	(2,035)
Offices at Crystal Lake (f)	—	(113)	224
Other
Riverwalk Retail (g)	—	—	(10)
Hyatt Regency Hotel Jersey City (h)	—	—	625
Other	13	745	388

Company's equity in earnings (loss) of unconsolidated joint ventures (i)	$1,200	$(4,251)	$(3,832)
(a)    On December 31, 2020, the Crystal House Apartment Investors LLC, an unconsolidated joint venture property sold its sole apartment property. The Company realized its share of the gain on the property sale from the unconsolidated joint venture of $35.1 million.
(b)    The property commenced operations in second quarter 2021.
(c)    In September 2021, the joint venture agreed to settle certain obligations regarding a previously owned development project, of which the Company’s share of the expense for such settlement was $0.9 million, which was recorded in equity in earnings for this venture in the year ended December 31, 2021.
(d)    Pursuant to a notice letter to its joint venture partner dated January 6, 2022, the Company intends to not proceed with the acquisition and development of Liberty Landing.
(e)    On April 29, 2021, the Company sold its interest in the joint venture and realized no gain or loss on the sale.
(f)    On September 1, 2021, the Company sold its interest in this unconsolidated joint venture to its venture partner for $1.9 million, and realized a loss on the sale of approximately $1.9 million.

(g)    On March 12, 2020, the Company acquired the remaining 80 percent interest from its equity partner and consolidated the asset.
(h)    On November 30, 2022, the Company sold its interest in the joint venture and realized a gain on the sale of approximately $7.7 million.
(i)    Amounts are net of amortization of basis differences of $154, $138 and $143 for the year ended December 31, 2022, 2021 and 2020, respectively.

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Assets:
Rental Property, net	$745,210	$787,787
Other assets	39,241	72,955
Total assets	$784,451	$860,742
Liabilities and partners'/members' capital:
Mortgages and loans payable	$587,913	$692,448
Other liabilities	15,545	36,732
Partners'/members' capital	180,993	131,562
Total liabilities and partners'/members' capital	$784,451	$860,742

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total revenues	$140,637	$173,169	$275,246
Operating and other expenses	(81,914)	(131,709)	(224,195)
Depreciation and amortization	(25,412)	(25,095)	(34,587)
Interest expense	(29,777)	(27,145)	(29,420)
Net income (loss)	$3,534	$(10,780)	$(12,956)

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	December 31, 2022	December 31, 2021
Deferred leasing costs	$59,651	$88,265
Deferred financing costs - revolving credit facility (a)	6,684	6,684
	66,335	94,949
Accumulated amortization	(30,471)	(40,956)
Deferred charges, net	35,864	53,993
Notes receivable (b)	1,309	4,015
In-place lease values, related intangibles and other assets, net (c)(d)	12,298	42,183
Right of use assets (e)	2,896	22,298
Prepaid expenses and other assets, net	43,795	28,858

Total deferred charges and other assets, net (f)	$96,162	$151,347
(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.
(b)As of December 31, 2022 and 2021, includes an interest-free note receivable with a net present value of $0.2 million and $0.7 million, respectively, which matures in April 2023. The Company believes this balance is fully collectible. Also includes $1.0 million, net of a loan loss allowance of $26.0 thousand, as of December 31, 2022, and $3.1 million, net of a loan loss allowance of $0.2 million as of December 31, 2021, of seller-financing provided by the Company to the buyers of the Metropark portfolio. The receivable is secured against available cash of one of the Metropark properties disposed of and earned an annual return of four percent for 90 days after the disposition, with the interest rate increased to 15 percent through November 18, 2021 and to 10 percent thereafter, pursuant to an amended operating agreement. See Note 3: Transactions – Real Estate Held for Sale/Discontinued Operations/Dispositions.
(c)In accordance with ASC 805, Business Combinations, the Company recognizes rental revenue of acquired above and below market lease intangibles over the terms of the respective leases. The impact of amortizing the acquired above and below-market lease intangibles increased revenue by approximately $0.2 million, $2.7 million and $3.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table summarizes, as of December 31, 2022, the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (dollars in thousands):

Year	Acquired Above- Market Lease Intangibles	Acquired Below- Market Lease Intangibles	Total Amortization
2023	$(219)	$92	$(127)
2024	(175)	84	(91)
2025	(162)	51	(111)
2026	(142)	41	(101)
2027	(123)	6	(117)
(d)The value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases. The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $1.5 million, $2.1 million and $9.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table summarizes, as of December 31, 2022, the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (dollars in thousands):

Year
2023	$384
2024	305
2025	193
2026	156
2027	89
Total	$1,127
(e)This amount has a corresponding liability of $3.2 million, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Ground Lease agreements for further details.
(f)The amount as of December 31, 2022 and 2021, includes $1.4 million and $0.5 million, respectively, for properties classified as held for sale.
DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $2.7 million will be reclassified as a decrease to interest expense.
As of December 31, 2022, the Company had three interest rate caps outstanding with a notional amount of $485 million designated as cash flow hedges of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2022 and 2021 (dollars in thousands):

	Fair Value
Asset Derivatives designated as hedging instruments	December 31, 2022	December 31, 2021	Balance sheet location
Interest rate caps	$9,808	$850	Deferred charges and other assets, net
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ending December 31, 2022, 2021 and 2020 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on Derivative	Total Amount of Interest Expense presented in the consolidated statements of operations
Year Ended December 31,	2022	2021	2020		2022	2021	2020		2022	2021	2020

Interest rate caps	$5,032	$10	$—	Interest expense	$666	$—	$—		$(78,040)	$(65,192)	$(80,991)

Interest rate swaps	$—	$—	$—	Interest expense	$—	$—	$16	Interest and other investment income (loss)	$(78,040)	$(65,192)	$(80,991)

Credit-risk-related Contingent Features
As of December 31, 2022, the Company did not have any interest rate derivatives in a net liability position.
6.    RESTRICTED CASH
Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Security deposits	$9,175	$6,884
Escrow and other reserve funds	11,692	12,817

Total restricted cash	$20,867	$19,701
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
In late 2019 through December 31, 2021, the Company completed the sale of all but one of its 37 properties in its Suburban Office Portfolio, totaling 6.3 million square feet, for net sales proceeds of $1.0 billion. The last property in the Suburban Office Portfolio, a 350,000 square foot office property, was reclassified as held for sale at September 30, 2022, and the Company expects to dispose of this property in the first quarter of 2023. As a result of the sales contract in place, the Company determined that the carrying value of the held for sale property was not expected to be recovered from estimated net sales proceeds and accordingly, during the year ended December 31, 2022, recognized an unrealized held for sale loss allowance of $4.4 million.
The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total revenues	$5,971	$34,541	$141,002
Operating and other expenses	(1,390)	(13,506)	(55,700)
Depreciation and amortization	(889)	(2,554)	(6,386)
Interest expense	—	(1,570)	(5,256)

Income from discontinued operations	3,692	16,911	73,660

Unrealized gains (losses) on disposition of rental property (a)	(4,440)	569	(36,816)
Realized gains (losses) on disposition of rental property (b)	—	24,983	50,840
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	25,552	14,024

Total discontinued operations, net	$(748)	$42,463	$87,684
(a)Represents valuation allowances and impairment charges on properties classified as discontinued operations.
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
The terms of the 2021 Term Loan included: (1) an eighteen-month term ending in November 2022; (2) a single draw of the term loan commitments up to an aggregate principal amount of $150 million; and (3) a first priority lien in unencumbered properties of the Company with an appraised value greater than or equal to $800 million which must include the Company’s Harborside 2/3 and Harborside 5 properties.
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
The Company was in compliance with its debt covenants under its revolving credit facility as of December 31, 2022.
As of December 31, 2022 and December 31, 2021, the Company had no borrowings and $148 million under its revolving credit facility, respectively.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of December 31, 2022, 21 of the Company’s properties, with a total carrying value of approximately $3.3 billion are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of December 31, 2022, except as otherwise disclosed.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2022 and 2021 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	December 31, 2022	December 31, 2021	Maturity
111 River St. (b)	Athene Annuity and Life Company		3.90%	$—	$150,000	—
101 Hudson (c)	Wells Fargo CMBS		3.20%	—	250,000	—
Port Imperial 4/5 Hotel (d)	Fifth Third Bank	LIBOR+	3.40%	84,000	89,000	04/01/23
Portside at Pier One	CBRE Capital Markets/FreddieMac		3.57%	58,998	58,998	08/01/23
Signature Place	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Haus 25 (e)	QuadReal Finance	LIBOR+	2.70%	297,324	255,453	12/01/24
Portside 5/6 (f)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
The Upton (g)	Bank of New York Mellon	LIBOR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square (h)	MUFG Union Bank	LIBOR+	1.84%	63,000	63,000	12/10/26
Riverhouse 9 at Port Imperial (i)	JP Morgan Chase	SOFR+	1.41%	110,000	87,175	06/21/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Riverhouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (j)	New York Community Bank		3.77%	160,000	160,000	07/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	32,166	32,664	12/01/29
Emery at Overlook Ridge	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				1,911,488	2,252,290
Unamortized deferred financing costs				(7,511)	(11,220)

Total mortgages, loans payable and other obligations, net				$1,903,977	$2,241,070
(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.
(b)In January 2022, the Company repaid this mortgage loan upon disposition of the property which was collateral against the mortgage loan. This mortgage loan did not permit early pre-payment. As a result of the disposal of the property, the Company incurred costs of approximately $6.3 million at closing, which was expensed as loss from extinguishment of debt in the year ended December 31, 2022. See Note 3-Recent Transactions.
(c)In October 2022, this loan was assumed by the purchaser of the property encumbered by the loan. The assumed mortgage was a non-cash portion of the sales transaction. As a result of the disposal of the property, the Company incurred costs of approximately $1.0 million at closing, which was expensed as loss from extinguishment of debt in the year ended December 31 2022. See Note 3-Recent Transactions.
(d)In May 2021, the Company executed an agreement extending its maturity date to April 2023, with a six month extension option. The Company repaid $5 million of the outstanding principal and has guaranteed $13.7 million of the outstanding principal, subject to certain conditions. The loan requires a debt service coverage charge test (“DSCR Test”), with which the Company was not in compliance for the quarter ended September 30, 2022. Therefore the Company was required to make a partial principal repayment of $5.0 million as well as deposit three months of interest amounting to $1.2 million into an escrow account and sweep all excess property level cash flows into such escrow account until two consecutive periods have passed where the Company is in compliance with the DSCR Test. In February 2023, the Company repaid this mortgage loan upon disposition of the hotels which were collateral against the mortgage loan.
(e)The construction loan has a LIBOR floor of 2.0 percent, has a maximum borrowing capacity of $300 million and provides, subject to certain conditions, one one year extension option with a fee of 25 basis points. The Company entered into an interest-rate cap agreement for the mortgage loan.
(f)The Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.
(g)On October 27, 2021, the Company obtained a $75 million mortgage loan maturing in October 2026 and repaid the existing construction loan. The Company entered into an interest-rate cap agreement for the mortgage loan.
(h)On January 12, 2023 the Company entered into an interest-rate cap agreement for the mortgage loan.
(i)This construction loan had a maximum borrowing capacity of $92 million. On June 21, 2022, the Company obtained a $110 million mortgage loan maturing in June 2027 from a different lender and repaid the existing construction loan. The Company entered into an interest-rate cap agreement for the mortgage loan.
(j)Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments for the Company’s revolving credit facility (see Note 8) and mortgages, loans payable and other obligations (See Note 9) as of December 31, 2022 are as follows (dollars in thousands):

Period	Scheduled Amortization	Principal Maturities	Total
2023	$2,047	$142,998	$145,045
2024	5,037	605,324	610,361
2025	8,384	—	8,384
2026	8,780	483,000	491,780
2027	8,158	305,319	313,477
Thereafter	7,418	335,023	342,441
Sub-total	39,824	1,871,664	1,911,488
Unamortized deferred financing costs	(7,511)	—	(7,511)

Totals	$32,313	$1,871,664	$1,903,977
CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2022, 2021 and 2020 was $80.3 million, $85.2 million and $103.5 million, (of which zero, $1.7 million and $5.1 million pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the years ended December 31, 2022, 2021 and 2020 was $12.2 million, $30.5 million and $26.4 million, respectively (which amounts included zero, $0.3 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).
SUMMARY OF INDEBTEDNESS

(dollars in thousands)	December 31, 2022		December 31, 2021
	Balance	Weighted Average Interest Rate (a)	Balance	Weighted Average Interest Rate (a)
Fixed Rate & Hedged Debt (a)	$1,757,308	4.27%	$1,675,353	3.71%
Revolving Credit Facility & Other Variable Rate Debt	146,669	6.86%	713,717	3.32%

Totals/Weighted Average:	$1,903,977	4.47%	$2,389,070	3.60%
(a)    As of December 31, 2022 and 2021, includes debt with interest rate caps outstanding with a notional amount of $485 million and $75 million, respectively.
10.    EMPLOYEE BENEFIT 401(k) PLANS
Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020 was $631 thousand, $537 thousand and $771 thousand, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2022 and 2021. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2022 and 2021.
The fair value of the Company’s long-term debt, consisting of revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $1.8 billion and $2.4 billion as compared to the book value of approximately $1.9 billion and $2.4 billion as of December 31, 2022 and 2021, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.
The notes receivable by the Company are presented at the lower of cost basis or net amount expected to be collected in accordance with ASC 326. For its seller-financing note receivable provided to the buyers of the Metropark portfolio, the Company calculated the net present value of contractual cash flows of the total receivable. The Company accordingly recorded a loan loss allowance charge of $26 thousand at December 31, 2022, which was deducted from the amortized cost basis of the note receivable. Such charge was recorded in Interest and other investment income (loss) for the year ended December 31, 2022. See Note 5: Deferred charges and other assets, net.
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
As of December 31, 2022, significant unobservable assumptions that were utilized in the fair value calculation included:

Description	Primary Valuation Techniques	Unobservable Assumptions	Location Type	Range of Rates
Properties held and used on which the Company recognized impairment losses	Discounted cash flows	Discount rates	Waterfront	7.50% - 13.0%
		Residual cap rates	Waterfront	5.50% - 8.75%
During the year ended December 31, 2022, the Company recognized an unrealized held for sale loss allowance of $12.5 million ($4.4 million of which is included in discontinued operations) and also recorded land and other impairments of $6.4 million during the year ended December 31, 2022.

The Company recorded an impairment charge of $94.8 million on certain office properties held and used for the year ended December 31, 2022 and $2.9 million on land parcels on the consolidated statement of operations for the year ended December 31, 2022.
During the year ended December 31, 2021, the Company determined that, due to the shortening of its expected hold period, it was necessary to reduce the carrying value of one office property and its land parcels to their estimated fair values. Accordingly, the Company recorded an impairment charge of $6.0 million on the office asset, which is included in property impairments on the consolidated statement of operations, and $14.3 million on the land parcels in land and other impairments on the consolidated statement of operations for the year ended December 31, 2021. The Company also recorded an impairment charge of $7.4 million on its hotel assets, which is included in property impairments on the consolidated statement of operations at December 31, 2021.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2022 and 2021.
The ongoing impact of COVID-19 worldwide has impacted global economic activity and continues to cause volatility in financial markets. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted. In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of December 31, 2022.
12.    COMMITMENTS AND CONTINGENCIES
TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

				Pilot Payments
			PILOT	2022	2021	2020
Property Name	Location	Asset Type	Expiration Dates	(Dollars in Thousands)
Port Imperial South 1/3 Garage (a)	Weehawken, NJ	Parking Garage	12/2020	$—	$—	$303
BLVD 475 (Monaco) (b)	Jersey City, NJ	Multifamily	2/2021	—	443	1,811
111 River Street (c)	Hoboken, NJ	Office	4/2022	—	1,470	1,470
Harborside Plaza 4A (d)	Jersey City, NJ	Office	2/2022	—	1,057	1,062
Harborside Plaza 5 (e)	Jersey City, NJ	Office	6/2022	—	4,324	4,415
BLVD 401 (Marbella 2) (f)	Jersey City, NJ	Multifamily	4/2026	1,692	1,277	1,151
RiverHouse 11 at Port Imperial (g)	Weehawken, NJ	Multifamily	7/2033	1,514	1,369	1,143
Port Imperial 4/5 Hotel (h)	Weehawken, NJ	Hotel	12/2033	2,925	2,925	2,161
RiverHouse 9 at Port Imperial (i)	Weehawken, NJ	Multifamily	6/2046	1,295	350	—
Haus 25 (j)	Jersey City, NJ	Mixed-Use	(i)	975	—	—
The James (k)	Park Ridge, NJ	Multifamily	6/2051	318	—	—
Total Pilot taxes				$8,719	$13,215	$13,516
(a)Taxes to be paid at 100 percent on the land value of the project only over five year period and allows for a phase in of real estate taxes on the building improvement value at zero percent in year one and 95 percent in years two through five.
(b)The annual PILOT is equal to ten percent of Gross Revenues, as defined.
(c)The property was disposed of in the first quarter of 2022.
(d)The annual PILOT is equal to two percent of Total Project Costs, as defined. The total Project Costs are $49.5 million.
(e)The annual PILOT is equal to two percent of Total Project Costs, as defined. The total Project Costs are $170.9 million.
(f)The annual PILOT is equal to ten percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined.
(g)The annual PILOT is equal to 12 percent of Gross Revenues for years 1-5, 13 percent for years 6-10 and 14 percent for years 11-15, as defined.
(h)The annual PILOT is equal to two percent of Total Project Costs, as defined.
(i)The annual PILOT is equal to 11 percent of Gross Revenues for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined.

(j)For a term of 25 years following substantial completion, which occured in the second quarter of 2022. The annual PILOT is equal to seven percent of Gross Revenues, as defined.
(k)For a term of 30 years following substantial completion which occurred in June 2021. The annual PILOT is equal to 10 percent of Gross Revenues for years 1-10, 11.5 percent for years 11-21 and 12.5 percent for years 22-30; as defined.
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
GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2022, are as follows (dollars in thousands):

As of December 31, 2022
Year	Amount
2023	$192
2024	192
2025	199
2026	199
2027	200
2028 through 2101	31,664
Total lease payments	32,646
Less: imputed interest	(29,418)

Total	$3,228

As of December 31, 2021
Year	Amount
2022	$1,695
2023	1,702
2024	1,721
2025	1,728
2026	1,728
2027 through 2101	151,253
Total lease payments	159,827
Less: imputed interest	(136,141)

Total	$23,686
Ground lease expense incurred by the Company for the years ended December 31, 2022, 2021 and 2020 amounted to $0.9 million, $1.8 million and $1.6 million, respectively.

In accordance with ASU 2016-02 (Topic 842), the Company capitalized operating leases for two ground leases, which had a balance of $2.9 million at December 31, 2022. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rate used to arrive at the NPV was 7.618 percent for the remaining ground lease term 82.58 years each. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.
MANAGEMENT CHANGES
In the first quarter of 2022, the Company announced a number of management changes. Effective January 12, 2022, the Company terminated the employment of its Chief Accounting Officer, Mr. Giovanni M. DeBari, and appointed Ms. Amanda Lombard in his place. In addition, the Company also disclosed that its Chief Financial Officer, David Smetana, would leave the Company at the end of 2022, and that Ms. Lombard would assume the role of CFO at his departure. Mr. Smetana subsequently decided to leave the Company effective March 31, 2022. Ms. Lombard serves as both principal financial officer and principal accounting officer.

In addition, on March 31, 2022, the Company terminated the employment of its Executive Vice President and Chief Investment Officer Ricardo Cardoso effective April 1, 2022 and the employment of its Executive Vice President, General Counsel and Secretary Gary T. Wagner effective April 15, 2022. It has appointed Jeff Turkanis and Taryn Fielder to succeed each officer, respectively.

During the year ended December 31, 2022, the Company’s total costs incurred relating to the management changes discussed above, including the severance and related costs for the departure of the Company’s former executive officers, as well as other terminated employees, amounted to $14.1 million, which was included in general and administrative expense.
OTHER
As of December 31, 2022, the Company has outstanding stay-on award agreements with 26 select employees, which provides them with the potential to receive compensation, in cash or Company stock at the employees’ option, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified. The total potential cost of such awards is currently estimated to be up to approximately $1.6 million, including the potential future issuance of up to 40,919 shares of the Company’s common stock. Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, all of which were signed in late 2020 and early 2021, and all other conditions were satisfied.
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
Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at December 31, 2022 and 2021 are as follows (dollars in thousands):

As of December 31, 2022
Year	Amount
2023	$60,353
2024	55,461
2025	51,495
2026	49,170
2027	46,501
2028 and thereafter	277,324

Total	$540,304

As of December 31, 2021
Year	Amount
2022	$115,256
2023	114,355
2024	98,374
2025	94,042
2026	91,297
2026 and thereafter	416,712

Total	$930,036
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
Rockpoint Transaction
On February 27, 2017, the Company, Veris Residential Trust (“VRT”), formerly known as Roseland Residential Trust, the Company’s subsidiary through which the Company conducts its multifamily residential real estate operations, Veris Residential Partners, L.P. (“VRLP”), formerly known as Roseland Residential, L.P., the operating partnership through which VRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Original Investment Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). The Original Investment Agreement provided for VRT to contribute property to VRLP in exchange for common units of limited partnership interests in VRLP (the “Common Units”) and for multiple equity investments by Rockpoint in VRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests in VRLP (the “Preferred Units”). The initial closing under the Original Investment Agreement occurred on March 10, 2017 for $150 million of Preferred Units and the parties agreed that the Company’s contributed equity value (“VRT Contributed Equity Value”), was $1.23 billion at closing. During the year ended December 31, 2018, a total additional amount of $105 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement. During the year ended December 31, 2019, a total additional amount of $45 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement, which brought the Preferred Units to the full balance of $300 million. In addition, certain contributions of property to VRLP by VRT subsequent to the execution of the Original Investment Agreement resulted in VRT being issued approximately $46 million of Preferred Units and Common Units in VRLP prior to June 26, 2019.
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
•second, 95.36% to VRT and 4.64% to Rockpoint until VRT has received a 6% annual return (the “VRT Base Return”) on the equity value of the properties contributed by it to VRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to VRLP in the future; and
•third, pro rata to Rockpoint and VRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at December 31, 2022, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units).
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
•fifth, pro rata to Rockpoint and VRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at December 31, 2022, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units); and
•sixth, to Rockpoint and VRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to VRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at December 31, 2022, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to VRT in respect of Preferred Units and 87.728% to VRT in respect of Common Units).
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
As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of December 31, 2022. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of VRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights or plans for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units, including current preferred return payments of $2.0 million, is approximately $475.2 million as of December 31, 2022.

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
Each Series A Unit has a stated value of $1,000, pays dividends quarterly at an annual rate of 3.5 percent (subject to increase under certain circumstances), is convertible into 28.15 common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance, or an aggregate of up to 1,204,820 common units. The conversion rate was based on a value of $35.52 per common unit. The Series A Units have a liquidation and dividend preference senior to the common units and include customary anti-dilution protections for stock splits and similar events. The Series A Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder. During the year ended December 31, 2022, 12,000 Series A Units were redeemed for cash at the stated value.
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
The following tables set forth the changes in Redeemable noncontrolling interests for the year ended December 31, 2022 (dollars in thousands):

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance January 1, 2022	$52,324	$468,989	$521,313
Redeemable Noncontrolling Interests Issued	(12,000)	—	(12,000)
Net	40,324	468,989	509,313
Income Attributed to Noncontrolling Interests	1,471	24,063	25,534
Distributions	(1,564)	(24,063)	(25,627)
Redemption Value Adjustment	—	6,011	6,011

Redeemable noncontrolling interests as of December 31, 2022	$40,231	$475,000	$515,231

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance January 1, 2021	$52,324	$460,973	$513,297
Redeemable Noncontrolling Interests Issued	—	—	—
Net	52,324	460,973	513,297
Income Attributed to Noncontrolling Interests	1,820	24,157	25,977
Distributions	(1,820)	(24,157)	(25,977)
Other Distributions	—	—	—
Redemption Value Adjustment	—	8,016	8,016

Redeemable noncontrolling interests as of December 31, 2021	$52,324	$468,989	$521,313
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
ATM PROGRAM
On December 13, 2021, the Company entered into a distribution agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Goldman Sachs & Co. LLC, R. Seelaus & Co., LLC and Samuel A. Ramirez & Company, Inc., as sales agents. Pursuant to the Distribution Agreement, the Company may issue and sell, from time to time, shares of common stock, par value $0.01 per share, having a combined aggregate offering price of up to $200 million. The Company will pay a commission that will not exceed, but may be lower than, 2% of the gross proceeds of all shares sold through the ATM Program. As of December 31, 2022, the Company had not sold any shares pursuant to the ATM Program.
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
Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2020 ($17.31)	800,000	$17.31	$4,656
Granted, Lapsed or Cancelled	172,495	14.39
Outstanding at December 31, 2020 ($17.31)	972,495	$16.79	—
Granted	1,107,505	16.10
Outstanding at December 31, 2021 ($14.39 - $17.31)	2,080,000	$16.42	4,072
Granted	250,000	16.33
Outstanding at December 31, 2022 ($14.39 - $20.00)	2,330,000	$16.41	$—
Options exercisable at December 31, 2022	1,446,667
Available for grant at December 31, 2022	1,113,036
The weighted average fair value of options granted during the year ended December 31, 2022 was $4.40 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the year ended December 31, 2022:

	2022 April	2021 March	2021 June regular	2021 June premium	2020 stock options
Expected life (in years)	4.0	4.5	4.6	5.3	5.3
Risk-free interest rate	2.77%	0.79%	0.71%	0.94%	0.41%
Volatility	38.0%	35.0%	35.0%	34.0%	31.0%
Dividend yield	2.6%	1.6%	1.5%	1.4%	2.7%
There were no stock options that were exercised under any stock option plans for the years ended December 31, 2022, 2021 and 2020. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of December 31, 2022 and 2021, the stock options outstanding had a weighted average remaining contractual life of approximately 4.6 and 5.5 years, respectively.
The Company recognized stock options expense of $1.2 million, $844 thousand and $446 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
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
As of December 31, 2022, the Company had $0.2 million of total unrecognized compensation cost related to unvested AO LTIP Units granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 0.3 years. The Company recognized AO LTIP unit expense of $622 thousand for each of the years ended December 31, 2022, 2021 and 2020.
Time-based Restricted Stock Awards and Restricted Stock Units
The Company has issued restricted stock units and common stock (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one-year to three-year vesting period. On June 15, 2022, the Company issued Restricted Stock Awards to non-employee members of the Board of Directors of the General Partner which vest within one year, of which 49,784 unvested Restricted Stock Awards were outstanding at December 31, 2022. During the years ended December 31, 2022 and 2021, the Company granted restricted stock units to certain non-executive employees of the Company, which will vest after three years, of which 145,002 were still outstanding at December 31, 2022. Restricted Stock Awards allow holders to receive shares of the Company’s common stock upon vesting. Vesting of the Restricted Stock Awards issued is based on time and service. All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan and as inducement awards.
Information regarding the Restricted Stock Awards grant activity is summarized below:

	Shares	Weighted-Average Grant – Date Fair Value
Outstanding at January 1, 2020	42,690	$21.08
Granted	52,974	15.29
Vested	(42,690)	21.08
Outstanding at December 31, 2020	52,974	$15.29
Granted	39,529	17.71
Vested	(52,974)	15.29
Outstanding at December 31, 2021	39,529	$17.71
Granted	49,784	14.06
Vested	(39,529)	17.71

Outstanding at December 31, 2022	49,784	$14.06
As of December 31, 2022, the Company had $0.3 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.4 years.
Long-Term Incentive Plan Awards
The Company has granted long-term incentive plans awards (“LTIP Awards”) to senior management of the Company, including the General Partner’s executive officers. LTIP Awards generally are granted in the form of restricted stock units (each, an “RSU” and collectively, the “RSU LTIP Awards”) and constitute awards under the 2013 Plan. Prior to 2021,

LTIP Awards were in the form of LTIP Units. LTIP Awards are typically issued from the Company’s Outperformance Plan adopted by the General Partner’s Board of Directors. Each RSU entitles the holder to one share of the General Partner's common stock upon vesting. LTIP Awards are subject to forfeiture depending on the extent that awards vest. The number of market-based and performance-based LTIP Units that actually vest for each award recipient will be determined at the end of the related measurement period.
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

In 2021, the Company has adopted an annual LTIP Award grant program in the form of RSUs. A portion of the RSUs are subject to time-based vesting conditions and will vest in three equal, annual installments over a three year period ending on the three year anniversary of the grant date. Currently, there are 507,273 awards outstanding and unvested.

Another portion of the annual LTIP Awards have market-based vesting conditions, and recipients will only earn the full amount of the market-based RSUs if, over the three-year performance period, the General Partner achieves an absolute TSR target and if the General Partner’s relative TSR as compared to a group of peer REITs exceeds certain thresholds. The market-based award targets are determined annually by the compensation committee of the Board of Directors. Currently, there are 580,415 awards outstanding and unvested.
In addition, the Company has granted RSUs subject to the achievement of adjusted funds from operations targets. The 2021 and 2022 RSU LTIP Awards are designed to align the interests of senior management to relative and absolute performance of the Company over a three year performance period.
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
As of December 31, 2022, the Company had $0.9 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.5 years.
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
During the years ended December 31, 2022, 2021 and 2020, 30,899, 17,894 and 22,086 deferred stock units were earned, respectively. As of December 31, 2022 and 2021, there were 6,875 and 37,603 deferred stock units outstanding, respectively.
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
The following information presents the Company’s results for the years ended December 31, 2022, 2021 and 2020 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Year Ended December 31,
Computation of Basic EPS	2022	2021	2020
Income (loss) from continuing operations	$(34,137)	$(152,002)	$(121,284)
Add (deduct): Noncontrolling interests in consolidated joint ventures	3,079	4,595	2,695
Add (deduct): Noncontrolling interests in Operating Partnership	5,202	15,739	13,831
Add (deduct): Redeemable noncontrolling interests	(25,534)	(25,977)	(25,883)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(5,475)	(7,290)	(11,814)
Income (loss) from continuing operations available to common shareholders	(56,865)	(164,935)	(142,455)
Income (loss) from discontinued operations available to common shareholders	(676)	38,603	79,254
Net income (loss) available to common shareholders for basic earnings per share	$(57,541)	$(126,332)	$(63,201)

Weighted average common shares	91,046	90,839	90,648

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.62)	$(1.82)	$(1.57)
Income (loss) from discontinued operations available to common shareholders	(0.01)	0.43	0.87
Net income (loss) available to common shareholders	$(0.63)	$(1.39)	$(0.70)

	Year Ended December 31,
Computation of Diluted EPS	2022	2021	2020
Net income (loss) from continuing operations available to common shareholders	$(56,865)	$(164,935)	$(142,455)
Add (deduct): Noncontrolling interests in Operating Partnership	(5,202)	(15,739)	(13,831)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(548)	(726)	(1,254)
Income (loss) from continuing operations for diluted earnings per share	(62,615)	(181,400)	(157,540)
Income (loss) from discontinued operations for diluted earnings per share	(748)	42,463	87,686
Net income (loss) available for diluted earnings per share	(63,363)	(138,937)	(69,854)

Weighted average common shares	100,265	99,893	100,260

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.62)	$(1.82)	$(1.57)
Income (loss) from discontinued operations available to common shareholders	$(0.01)	$0.43	$0.87
Net income (loss) available to common shareholders	$(0.63)	$(1.39)	$(0.70)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Year Ended December 31,
	2022	2021	2020
Basic EPS shares	91,046	90,839	90,648
Add: Operating Partnership – common and vested LTIP units	9,219	9,054	9,612
Diluted EPS Shares	100,265	99,893	100,260
Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of December 31, 2022, 2021 and 2020 were 558,084 1,246,752 and 1,722,929, respectively. Unvested restricted common stock outstanding as of December 31, 2022, 2021 and 2020 were 49,784, 39,529 and 52,974 shares, respectively. Unvested AO LTIP Units outstanding as of each of December 31, 2022, 2021 and 2020 were 625,000.
Dividends declared per common share for the years ended December 31, 2022, 2021 and 2020 were zero, zero and $0.40 per share, respectively.

Veris Residential, L.P.:

	Year Ended December 31,
Computation of Basic EPU	2022	2021	2020
Income (loss) from continuing operations	$(34,137)	$(152,002)	$(121,284)
Add (deduct): Noncontrolling interests in consolidated joint ventures	3,079	4,595	2,695
Add (deduct): Redeemable noncontrolling interests	(25,534)	(25,977)	(25,883)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(6,023)	(8,016)	(13,068)
Income (loss) from continuing operations available to unitholders	(62,615)	(181,400)	(157,540)
Income (loss) from discontinued operations available to unitholders	(748)	42,463	87,686
Net income (loss) available to common unitholders for basic earnings per unit	$(63,363)	$(138,937)	$(69,854)

Weighted average common units	100,265	99,893	100,260

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(0.62)	$(1.82)	$(1.57)
Income (loss) from discontinued operations available to unitholders	(0.01)	0.43	0.87
Net income (loss) available to common unitholders for basic earnings per unit	$(0.63)	$(1.39)	$(0.70)

	Year Ended December 31,
Computation of Diluted EPU	2022	2021	2020
Net income (loss) from continuing operations available to common unitholders	$(62,615)	$(181,400)	$(157,540)
Income (loss) from discontinued operations for diluted earnings per unit	(748)	42,463	87,686
Net income (loss) available to common unitholders for diluted earnings per unit	$(63,363)	$(138,937)	$(69,854)

Weighted average common unit	100,265	99,893	100,260

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.62)	$(1.82)	$(1.57)
Income (loss) from discontinued operations available to common unitholders	(0.01)	0.43	0.87
Net income (loss) available to common unitholders	$(0.63)	$(1.39)	$(0.70)
The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Year Ended December 31,
	2022	2021	2020
Basic EPU units	100,265	99,893	100,260
Add: Stock Options	—	—	—
Diluted EPU Units	100,265	99,893	100,260
Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Units outstanding as of December 31, 2022, 2021 and 2020 were 558,084, 1,246,752 and 1,722,929, respectively. Unvested restricted common stock outstanding as of December 31, 2022, 2021 and 2020 were 49,784, 39,529 and 52,974 shares, respectively. Unvested AO LTIP Units outstanding as of each of December 31, 2022, 2021 and 2020 were 625,000.

Distributions declared per common unit for the years ended December 31, 2022, 2021 and 2020 were zero, zero and $0.40 per unit, respectively.
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
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2022, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $2.4 million as of December 31, 2022.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the year ended December 31, 2022, the Company redeemed for cash 110,084 common units at their fair value of $1.8 million.
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
AO LTIP Units (Appreciation-Only LTIP Units)
On March 13, 2019, the Company granted 625,000 AO LTIP Units pursuant to the AO Long-Term Incentive Plan Award Agreement. See Note 15: Veris Residential, Inc. Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital – AO LTIP Units (Appreciation-Only LTIP Units).
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
Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP units in the Operating Partnership for the years ended December 31, 2022, 2021 and 2020:

	Common Units/ Vested LTIP Units	Unvested LTIP Units
Balance at January 1, 2020	9,612,064	1,826,331
Redemption of common units	(138,615)	—
Conversion of vested LTIP units to common units	38,626	—
Vested LTIP units	136,957	(175,583)
Issuance of units	—	1,287,568
Cancellation of units	(1)	(1,215,387)

Balance at December 31, 2020	9,649,031	1,722,929

Redemption of common units for shares of common stock	(175,257)	—
Redemption of common units	(730,850)	—
Conversion of vested LTIP units to common units	205,434
Vested LTIP units	65,176	(270,610)
Issuance of units	—	334,449
Cancellation of units	—	(540,016)

Balance at December 31, 2021	9,013,534	1,246,752

Redemption of common units for shares of common stock	(11,508)	—
Redemption of common units	(110,084)	—
Conversion of vested LTIP units to common units	228,579	—
Vested LTIP units	181,000	(409,579)
Issuance of units	—	—
Cancellation of units	—	(279,089)

Balance at December 31, 2022	9,301,521	558,084
Noncontrolling Interests Ownership in Operating Partnership
As of December 31, 2022 and 2021, the noncontrolling interests common unitholders owned 9.3 percent and 9.0 percent of the Operating Partnership, respectively.
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
17.    SEGMENT REPORTING
The Company operates in two business segments: (i) multifamily real estate and services and (ii) commercial and other real estate. The Company provides property management, leasing, acquisition, development, construction and tenant-related services for its commercial and other real estate and multifamily real estate portfolio. The Company’s multifamily services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the years ended December 31, 2022, 2021 and 2020. The Company had no long lived assets in foreign locations as of December 31, 2022 and 2021. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.
The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate, and multifamily real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the years ended December 31, 2022, 2021 and 2020, and selected asset information as of December 31, 2022 and 2021 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial & Other Real Estate	Multifamily Real Estate & Services (d)	Corporate & Other (e)	Total Company
Total revenues:
2022	$131,681	$224,732	$(1,395)	$355,018
2021	153,605	171,030	(1,245)	323,390
2020	148,959	156,841	1,676	307,476

Total operating and interest expenses (a):
2022	$55,318	$114,447	$128,515	$298,280
2021	63,044	108,196	108,850	280,090
2020	71,615	95,631	127,184	294,430

Equity in earnings (loss) of unconsolidated joint ventures:
2022	$—	$1,200	$—	$1,200
2021	(111)	(4,140)	—	(4,251)
2020	(2,254)	(1,578)	—	(3,832)

Net operating income (loss) (b):
2022	$76,363	$111,485	$(129,910)	$57,938
2021	90,450	58,694	(110,095)	39,049
2020	75,090	59,632	(125,508)	9,214

Total assets:
2022	$597,459	$3,302,188	$21,121	$3,920,768
2021	1,216,717	3,294,226	16,375	4,527,318

Total long-lived assets (c):
2022	$547,923	$3,101,286	$(1,330)	$3,647,879
2021	1,087,198	3,098,492	(1,309)	4,184,381

Total investments in unconsolidated joint ventures:
2022	$—	$126,158	$—	$126,158
2021	—	137,772	—	137,772
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

Veris Residential, Inc.
The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Net operating income	$57,938	$39,049	$9,214
Add (deduct):
Depreciation and amortization (a)	(111,518)	(110,038)	(120,455)
Land and other impairments, net	(9,368)	(23,719)	(16,817)
Property impairments	(94,811)	(13,467)	(36,582)
Gain on change of control of interests	—	—	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	66,115	3,022	2,657
Gain on disposition of developable land	57,262	2,115	5,787
Gain on sale from unconsolidated joint ventures	7,677	(1,886)	35,184
Gain (loss) from extinguishment of debt, net	(7,432)	(47,078)	(272)
Income (loss) from continuing operations	(34,137)	(152,002)	(121,284)
Discontinued operations
Income from discontinued operations	3,692	16,911	73,660
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	25,552	14,026
Total discontinued operations, net	(748)	42,463	87,686
Net income (loss)	(34,885)	(109,539)	(33,598)
Noncontrolling interests in consolidated joint ventures	3,079	4,595	2,695
Noncontrolling interests in Operating Partnership	5,202	15,739	13,831
Noncontrolling interest in discontinued operations	72	(3,860)	(8,432)
Redeemable noncontrolling interests	(25,534)	(25,977)	(25,883)
Net income (loss) available to common shareholders	$(52,066)	$(119,042)	$(51,387)
(a)     Depreciation and amortization included in each segment for the years ending December 31, 2022, 2021 and 2020 is $29,958, $44,553 and $52,631 for Commercial & Other Real Estate, $80,610, $64,605 and $66,943 for Multifamily Real Estate & Services, and $950, $881 and $881 for Corporate & Other, respectively.

Veris Residential, L.P.
The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Net operating income	$57,938	$39,049	$9,214
Add (deduct):
Depreciation and amortization (a)	(111,518)	(110,038)	(120,455)
Land and other impairments, net	(9,368)	(23,719)	(16,817)
Property impairments	(94,811)	(13,467)	(36,582)
Gain on change of control of interests	—	—	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	66,115	3,022	2,657
Gain on disposition of developable land	57,262	2,115	5,787
Gain on sale from unconsolidated joint ventures	7,677	(1,886)	35,184
Gain (loss) from extinguishment of debt, net	(7,432)	(47,078)	(272)
Income (loss) from continuing operations	(34,137)	(152,002)	(121,284)
Discontinued operations
Income from discontinued operations	3,692	16,911	73,660
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(4,440)	25,552	14,026
Total discontinued operations, net	(748)	42,463	87,686
Net income (loss)	(34,885)	(109,539)	(33,598)
Noncontrolling interests in consolidated joint ventures	3,079	4,595	2,695
Redeemable noncontrolling interests	(25,534)	(25,977)	(25,883)
Net income (loss) available to common unitholders	$(57,340)	$(130,921)	$(56,786)
(a)     Depreciation and amortization included in each segment for the years ending December 31, 2022, 2021 and 2020 is $29,958, $44,552 and $52,631 for Commercial & Other Real Estate, $80,610, $64,605 and $66,943 for Multifamily Real Estate & Services, and $950, $881 and $881 for Corporate & Other, respectively.
18.    RELATED PARTY TRANSACTIONS
William L. Mack and David S. Mack, former directors of the General Partner and members of a group that beneficially owns more than 5% of the Company's common stock under Regulation 13D of the Securities Exchange Act of 1934 are the executive officers, directors and stockholders of a corporation that leased 5,930 square feet at one of the Company’s office properties, which was scheduled to expire in January 2025 (the Company disposed of this property in March 2020). The Company recognized $48,000 under this lease for the year ended December 31, 2020 and had no accounts receivable from the corporation as of December 31, 2022 and 2021.
In September 2020, the General Partner's Board of Directors approved a discretionary reimbursement of approximately $6.1 million in fees and expenses incurred by Bow Street LLC in connection with its proxy solicitations in 2019 and 2020 that resulted in the election of Bow Street's nominees as directors of the General Partner at the 2020 and 2021 annual meetings of stockholders of the General Partner. The Board of Directors determined that the reimbursement was appropriate in light of the benefit to the General Partner and its stockholders of the refreshment of the Board of Directors that resulted from the proxy contests. The Company reimbursed this amount to Bow Street in three substantially equal payments in November 2020, January 2021 and April 2021, which the Company has recorded the $6.1 million as general and administrative expense for the year ended December 31, 2020. Bow Street is an affiliate of A. Akiva Katz, a director of the General Partner, who is a co-founder and managing partner of Bow Street.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2022
(dollars in thousands)
SCHEDULE III

Property Location	Property Type	Year Built	Acquired	Related Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition (c)	Gross Amount at Which Carried at Close of Period (a)		Total (d)	Accumulated Depreciation (b)

					Land	Building and Improvements		Land	Building and Improvements

NEW JERSEY
Bergen County
Park Ridge
The James	Multifamily	2021	—	—	12,047	114,208	18	12,047	114,226	126,273	1,298

Essex County
Millburn (Short Hills)
The Upton	Multifamily	2021	—	74,467	2,850	—	91,993	2,850	91,993	94,843	5,531

Hudson County
Jersey City
Harborside Plaza 2	Office	1990	1996	—	17,655	101,546	85,609	8,363	196,447	204,810	95,016
Harborside Plaza 3	Office	1990	1996	—	17,655	101,878	85,277	8,363	196,447	204,810	95,016
Harborside Plaza 5	Office	2002	2002	—	6,218	170,682	63,534	5,705	234,729	240,434	125,140
Harborside Plaza 6	Office	2000	2000	—	1,244	56,144	9,338	991	65,735	66,726	26,182
Liberty Towers	Multifamily	2003	2019	264,293	66,670	328,347	7,482	66,670	335,829	402,499	28,980
BLVD 475 N/S	Multifamily	2011	2017	164,929	58,761	240,871	7,645	58,761	248,516	307,277	41,041
Soho Lofts	Multifamily	2017	2019	159,230	27,601	224,039	5,438	27,601	229,477	257,078	25,778
BLVD 425	Multifamily	2003	2018	130,546	48,820	160,740	5,234	48,820	165,974	214,794	21,852
BLVD 401	Multifamily	2016	2019	116,545	36,595	152,440	307	36,595	152,747	189,342	16,272
Haus25	Multifamily	2022	—	295,736	53,421	420,959	—	53,421	420,959	474,380	8,482
Weehawken
100 Avenue at Port Imperial	Other	2016	2016	—	350	—	30,644	1,958	29,036	30,994	6,183
500 Avenue at Port Imperial	Other	2013	2013	31,974	13,099	56,669	(19,321)	13,099	37,348	50,447	8,895
Riverhouse 9	Multifamily	2021	—	108,998	2,686	—	154,507	2,686	154,507	157,193	6,623
Riverhouse 11	Multifamily	2018	2018	99,875	22,047	—	112,390	22,047	112,390	134,437	15,093
Residence Inn/Envue Autograph Collection	Other	2019	2015	83,964	23,660	—	86,341	15,560	94,441	110,001	16,759
West New York
Port Imperial North Retail	Other	2008	2020	—	4,305	8,216	1,123	4,305	9,339	13,644	928

Monmouth County

Holmdel
23 Main Street	Office	1977	2005	—	4,336	19,544	1,965	4,336	21,509	25,845		12,166

Morris County
Morris Plains
Signature Place	Multifamily	2018	2018	42,848	930	—	56,455	930	56,455	57,385		7,808

NEW YORK
Westchester County
Eastchester
Quarry Place at Tuckahoe	Multifamily	2016	2016	40,697	5,585	3,400	48,995	5,585	52,395	57,980		9,426

MASSACHUSETTS
Middlesex County
Malden
The Emery at Overlook Ridge	Multifamily	2020	2014	71,490	4,115	86,093	10,090	9,103	91,195	100,298		8,724

Suffolk County
East Boston
Portside at Pier One	Multifamily	2015	2016	58,959	—	73,713	914	—	74,627	74,627		16,546
Portside 5/6	Multifamily	2018	2018	96,721	—	37,114	77,301	—	114,415	114,415		15,988

Worcester County
Worcester
145 Front Street	Multifamily	2018	2015	62,705	4,380	—	92,237	4,380	92,237	96,617		13,828

Projects Under Development
and Developable Land				—	171,107	191,628	—	171,107	191,628	362,735		31,280

Furniture, Fixtures
and Equipment				—	—	—	99,095	—	99,095	99,095

TOTALS				1,903,977	606,137	2,548,231	1,114,611	585,283	3,683,696	4,268,979	(e)	660,835
(a)The aggregate cost for federal income tax purposes at December 31, 2022 was approximately $3.2 billion.
(b)Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(c)These costs are net of impairments and valuation allowances recorded, if any.
(d)Includes properties classified as held for sale at December 31, 2022. The gross amount includes $93.1 million of land and $129.8 million of building improvements related to these held for sale assets at period end.
(e)Accumulated depreciation includes $28.9 million from assets classified as held for sale as of December 31, 2022.

VERIS RESIDENTIAL, INC./VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTE TO SCHEDULE III
Changes in rental properties and accumulated depreciation for the periods ended December 31, 2022, 2021 and 2020 are as follows: (dollars in thousands)

	2022	2021	2020
Rental Properties
Balance at beginning of year	$4,076,866	$4,638,643	$4,256,681
Additions	845,901	1,002,342	1,776,276
Real estate held for sale	(222,857)	(778,184)	(944,082)
Properties sold	(524,550)	(744,810)	(443,755)
Impairments	(129,237)	(27,547)	—
Retirements/disposals	—	(13,578)	(6,477)
Balance at end of year	$4,046,123	$4,076,866	$4,638,643

Accumulated Depreciation
Balance at beginning of year	$583,416	$656,331	$558,617
Depreciation expense	102,476	102,062	104,421
Real estate held for sale	(28,924)	(159,541)	2,238
Properties sold	—	—	—
Impairments	(25,058)	(1,858)	(2,469)
Retirements/disposals	—	(13,578)	(6,476)
Balance at end of year	$631,910	$583,416	$656,331

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Articles of Restatement of Veris Residential, Inc. dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

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

3.4
Articles of Amendment to the Articles of Restatement of Veris Residential, Inc. as filed with the State Department of Assessments and Taxation of Maryland on December 7, 2021 (filed as Exhibit 3.1 to the Company’s Form 8-K dated December 7, 2021 and incorporated herein by reference).

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

10.1#	Amended and Restated Veris Residential, Inc. Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.2#
Veris Residential, Inc. Amended and Restated 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-256929, and incorporated herein by reference).

10.3
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of The Northwestern Mutual Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008. (filed as Exhibit 10.132 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.4
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008 (filed as Exhibit 10.133 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.5
Guarantee of Recourse Obligations of Veris Residential, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.6	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company's Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.7
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

10.8	Indemnity Agreement dated March 10, 2017 (filed as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.9#
Class AO Long-Term Incentive Plan Award Agreement dated March 13, 2019 by and between Michael J. DeMarco and Veris Residential, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 19, 2019 and incorporated herein by reference).

10.10
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

10.11
Third Amended and Restated Limited Partnership Agreement of Veris Residential Partners, L.P., dated as of June 28, 2019, by and among Veris Residential, Inc., Veris Residential, L.P., Veris Residential Trust, RPIIA-RLA Aggregator, L.L.C., and RPIIA-RLB, L.L.C. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.12
Amended and Restated Shareholders Agreement, dated as of June 28, 2019, by and between Veris Residential Trust, RPIIA-RLA Aggregator, L.L.C., and RPIIA-RLB, L.L.C. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.13
Amended and Restated Discretionary Demand Promissory Note, dated as of June 28, 2019, by and between Veris Residential Partners, L.P. and Veris Residential, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.14
Amended and Restated Shared Services Agreement, dated as of June 28, 2019, by and between Veris Residential, L.P. and Veris Residential Partners, L.P. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.15
Amended and Restated Recourse Agreement, dated as of June 28, 2019, by and among Veris Residential Trust, Veris Residential, Inc., and Veris Residential, L.P., in favor of RPIIA-Aggregator, L.L.C. and RPIIA-RLB, L.L.C. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.16
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

10.17
Form of Indemnity Agreement, by and among Rockpoint Growth and Income Real estate Fund II, L.P., Veris Residential, Inc., Veris Residential, L.P., Mack-Cali Property Trust, Veris Residential Trust, and the Purchaser named therein. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated July 2, 2019 and incorporated herein by reference).

10.18#
Employment Agreement, dated March 2, 2021, by and among Mahbod Nia, Mack-Cali UK Ltd., and Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2021 and incorporated herein by reference).

10.19#
Stock Option Agreement between Veris Residential, Inc. and Mahbod Nia dated March 10, 2021 (filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2021 and incorporated herein by reference).

10.20#
Amended and Restated Employment Agreement dated as of June 9, 2021, by and among Anna Malhari, Mack-Cali UK Ltd. And Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2021 and incorporated herein by reference).

10.21#
Executive Employment Agreement dated January 11, 2022 by and between Amanda Lombard and Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2022 and incorporated herein by reference).

10.22#
Executive Employment Agreement dated March 25, 2022 by and between Jeffrey Turkanis and Veris Residential, Inc. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference).

10.23#
Executive Employment Agreement dated March 25, 2022 by and between Taryn Fielder and Veris Residential, Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference).

10.24#	Veris Residential, Inc. Clawback Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2021 and incorporated herein by reference).

10.25#	Form of 2021 Restricted Stock Unit Agreement (TRSUs, PRSUs and OPRSUs) (filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2021 and incorporated herein by reference.

10.26
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

10.27	Parent Guaranty of Veris Residential, Inc. dated as of May 6, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.28
Subsidiary Guaranty of the subsidiary guarantors a party thereto dated as of May 6, 2021 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.29
Pledge and Security Agreement dated as of May 6, 2021 among Veris Residential, L.P. and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference).

10.30
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

101.1*	The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104.1*	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL.
* filed herewith
# management contract or compensatory plan or arrangement

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date: February 22, 2023	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date: February 22, 2023	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)

	By:	Veris Residential, Inc.
its General Partner

Date: February 22, 2023	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date: February 22, 2023	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Tammy K. Jones	Chair of the Board	February 22, 2023
Tammy K. Jones

/s/ Mahbod Nia	Chief Executive Officer and Director	February 22, 2023
Mahbod Nia	(principal executive officer)

/s/ Amanda Lombard	Chief Financial Officer	February 22, 2023
Amanda Lombard	(principal financial officer and principal accounting officer)

/s/ Alan R. Batkin	Director	February 22, 2023
Alan R. Batkin

/s/ Frederic Cumenal	Director	February 22, 2023
Frederic Cumenal

/s/ A. Akiva Katz	Director	February 22, 2023
A. Akiva Katz

/s/ Nori Gerardo Lietz	Director	February 22, 2023
Nori Gerardo Lietz

/s/ Victor MacFarlane	Director	February 22, 2023
Victor MacFarlane

/s/ Howard S. Stern	Director	February 22, 2023
Howard S Stern