Form 10-Q
period 2023-03-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2023-04-26
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
As of April 24, 2023, there were 91,681,639 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of March 31, 2023, the General Partner owned an approximate 91.0 percent common unit interest in the Operating Partnership. The remaining approximate 9.0 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
FORM 10-Q

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Part I – Financial Information
Item 1. Financial Statements
The accompanying unaudited consolidated balance sheets, statements of operations, of comprehensive income (loss), of changes in equity, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair statement for the interim periods.
The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Veris Residential, Inc.’s and Veris Residential, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	March 31, 2023	December 31, 2022
Rental property
Land and leasehold interests	$482,254	$492,204
Buildings and improvements	2,906,269	3,332,315
Tenant improvements	42,089	122,509
Furniture, fixtures and equipment	99,342	99,094
	3,529,954	4,046,122
Less – accumulated depreciation and amortization	(442,047)	(631,910)
	3,087,907	3,414,212
Real estate held for sale, net	397,499	193,933
Net investment in rental property	3,485,406	3,608,145
Cash and cash equivalents	37,487	26,782
Restricted cash	19,642	20,867
Investments in unconsolidated joint ventures	124,218	126,158
Unbilled rents receivable, net	40,960	39,734
Deferred charges and other assets, net	88,392	96,162
Accounts receivable	4,551	2,920

Total assets	$3,800,656	$3,920,768
LIABILITIES AND EQUITY
Mortgages, loans payable and other obligations, net	$1,820,498	$1,903,977
Dividends and distributions payable	110	110
Accounts payable, accrued expenses and other liabilities	55,990	72,041
Rents received in advance and security deposits	22,795	22,941
Accrued interest payable	7,086	7,131
Total liabilities	1,906,479	2,006,200

Commitments and contingencies

Redeemable noncontrolling interests	520,208	515,231

Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 91,620,404 and 91,141,649 shares outstanding	915	911
Additional paid-in capital	2,533,854	2,532,182
Dividends in excess of net earnings	(1,321,358)	(1,301,385)
Accumulated other comprehensive income	3,119	3,977
Total Veris Residential, Inc. stockholders’ equity	1,216,530	1,235,685

Noncontrolling interests in subsidiaries:
Operating Partnership	121,045	126,109
Consolidated joint ventures	36,394	37,543
Total noncontrolling interests in subsidiaries	157,439	163,652

Total equity	1,373,969	1,399,337

Total liabilities and equity	$3,800,656	$3,920,768
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
REVENUES	2023	2022
Revenue from leases	$59,678	$40,508
Real estate services	911	910
Parking income	4,459	3,682
Other income	1,877	1,069
Total revenues	66,925	46,169

EXPENSES
Real estate taxes	11,142	7,837
Utilities	2,689	2,409
Operating services	11,970	8,480
Real estate services expenses	1,943	2,363
General and administrative	10,286	19,451
Transaction related costs	1,027	—
Depreciation and amortization	23,876	18,838
Land and other impairments, net	3,396	2,932
Total expenses	66,329	62,310

OTHER (EXPENSE) INCOME
Interest expense	(22,014)	(11,606)
Interest and other investment income	116	158
Equity in earnings (loss) of unconsolidated joint ventures	(68)	(487)
(Loss) gain on disposition of developable land	(22)	2,623
Other income, net	1,998	—
Total other (expense) income, net	(19,990)	(9,312)
Loss from continuing operations	(19,394)	(25,453)
Discontinued operations:
Income from discontinued operations	2,384	19,090
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	780	1,836
Total discontinued operations, net	3,164	20,926
Net loss	(16,230)	(4,527)
Noncontrolling interests in consolidated joint ventures	587	974
Noncontrolling interests in Operating Partnership of income from continuing operations	2,329	2,779
Noncontrolling interests in Operating Partnership in discontinued operations	(293)	(1,881)
Redeemable noncontrolling interests	(6,366)	(6,437)
Net loss available to common shareholders	$(19,973)	$(9,092)

Basic earnings per common share:
Loss from continuing operations	$(0.30)	$(0.34)
Discontinued operations	0.03	0.21
Net loss available to common shareholders	$(0.27)	$(0.13)

Diluted earnings per common share:
Loss from continuing operations	$(0.30)	$(0.34)
Discontinued operations	0.03	0.21
Net loss available to common shareholders	$(0.27)	$(0.13)

Basic weighted average shares outstanding	91,226	90,951

Diluted weighted average shares outstanding	100,526	99,934
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(16,230)	$(4,527)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	(945)	2,182
Comprehensive income (loss)	$(17,175)	$(2,345)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	587	974
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(6,366)	(6,437)
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	2,123	702
Comprehensive income (loss) attributable to common shareholders	$(20,831)	$(7,106)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended March 31, 2023	Shares	Par Value
Balance at January 1, 2023	91,142	911	$2,532,182	$(1,301,385)	$3,977	$163,652	$1,399,337
Net income (loss)	—	—	—	(19,973)	—	3,743	(16,230)
Redeemable noncontrolling interests	—	—	(4,516)	—	—	(6,827)	(11,343)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(562)	(562)
Redemption of common units for common stock	379	4	4,855	—	—	(4,859)	—
Redemption of common units	—	—	—	—	—	(16)	(16)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	110	—	—	—	110
Stock compensation	115	—	3,471	—	—	393	3,864
Cancellation of restricted shares	(16)	—	(247)	—	—	—	(247)
Other comprehensive loss	—	—	—	—	(858)	(87)	(945)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,002)	—	—	2,002	—
Balance at March 31, 2023	91,620	915	$2,533,854	$(1,321,358)	$3,119	$157,439	$1,373,969

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended March 31, 2022	Shares	Par Value
Balance at January 1, 2022	90,948	909	$2,530,383	$(1,249,319)	$9	$167,436	$1,449,418
Net income (loss)	—	—	—	(9,092)	—	4,565	(4,527)
Common unit distributions	—	—	—	—	—	218	218
Redeemable noncontrolling interests	—	—	(2,942)	—	—	(6,728)	(9,670)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	11	11
Redemption of common units	—	—	—	—	—	(1,442)	(1,442)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	11	—	—	—	11
Directors' deferred compensation plan	—	—	110	—	—	—	110
Stock compensation	7	—	1,957	—	—	2,533	4,490
Other comprehensive income	—	—	—	—	1,986	196	2,182
Rebalancing of ownership percentage between parent and subsidiaries	—	—	1,669	—	—	(1,669)	—
Balance at March 31, 2022	90,956	909	$2,531,188	$(1,258,411)	$1,995	$165,120	$1,440,801
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net loss	$(16,230)	$(4,527)
Net income from discontinued operations	(3,164)	(20,926)
Net loss from continuing operations	(19,394)	(25,453)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	23,853	18,849
Amortization of deferred compensation stock units	110	110
Amortization of stock compensation	3,864	4,490
Amortization of deferred financing costs	1,187	1,177
Equity in (earnings) loss of unconsolidated joint ventures	68	487
Distributions of cumulative earnings from unconsolidated joint ventures	—	13
Loss (gain) on disposition of developable land	22	(2,623)
Land and other impairments, net	3,396	2,932
Gain on insurance proceeds	(1,998)	—
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(142)	2,030
Decrease (increase) in deferred charges and other assets	2,717	(3,390)
Decrease in accounts receivable, net	291	84
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(6,256)	2,166
Increase in rents received in advance and security deposits	322	834
Increase (decrease) in accrued interest payable	281	(101)
Net cash flows provided by operating activities - continuing operations	8,321	1,605
Net cash flows provided by operating activities - discontinued operations	3,776	29,896

Net cash provided by operating activities	$12,097	$31,501

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$—	$(5,000)
Rental property additions, improvements and other costs	(2,786)	(5,395)
Development of rental property and other related costs	(2,928)	(21,152)
Proceeds from the sales of rental property	6,364	28,596
Repayment of notes receivable	769	709
Proceeds from insurance settlements	2,939	—
Investment in unconsolidated joint ventures	(43)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,915	2,227
Net cash provided by (used in) investing activities - continuing operations	6,230	(15)
Net cash provided by investing activities - discontinued operations	83,006	193,070

Net cash provided by investing activities	$89,236	$193,055

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$16,000	$18,000
Repayment of revolving credit facility	(16,000)	(88,000)
Proceeds from mortgages and loans payable	—	16,479
Repayment of mortgages, loans payable and other obligations	(84,128)	(150,122)
Redemption of redeemable noncontrolling interests, net	—	(12,000)
Payment of early debt extinguishment costs	—	(5,140)
Common unit redemptions	—	(1,442)
Payment of financing costs	(1,359)	—
Contribution from noncontrolling interests	—	11
Distributions to redeemable noncontrolling interests	(6,366)	(6,471)
Payment of common dividends and distributions	—	(35)

Net cash used in financing activities	$(91,853)	$(228,720)

Net increase (decrease) in cash and cash equivalents	$9,480	$(4,164)
Cash, cash equivalents and restricted cash, beginning of period (1)	47,649	51,455

Cash, cash equivalents and restricted cash, end of period (2)	$57,129	$47,291
(1)Includes Restricted Cash of $20,867 and $19,701 as of December 31, 2022 and 2021, respectively.
(2)Includes Restricted Cash of $19,642 and $21,153 as of March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	March 31, 2023	December 31, 2022
Rental property
Land and leasehold interests	$482,254	$492,204
Buildings and improvements	2,906,269	3,332,315
Tenant improvements	42,089	122,509
Furniture, fixtures and equipment	99,342	99,094
	3,529,954	4,046,122
Less – accumulated depreciation and amortization	(442,047)	(631,910)
	3,087,907	3,414,212
Real estate held for sale, net	397,499	193,933
Net investment in rental property	3,485,406	3,608,145
Cash and cash equivalents	37,487	26,782
Restricted cash	19,642	20,867
Investments in unconsolidated joint ventures	124,218	126,158
Unbilled rents receivable, net	40,960	39,734
Deferred charges and other assets, net	88,392	96,162
Accounts receivable	4,551	2,920

Total assets	$3,800,656	$3,920,768
LIABILITIES AND EQUITY
Mortgages, loans payable and other obligations, net	$1,820,498	$1,903,977
Distributions payable	110	110
Accounts payable, accrued expenses and other liabilities	55,990	72,041
Rents received in advance and security deposits	22,795	22,941
Accrued interest payable	7,086	7,131
Total liabilities	1,906,479	2,006,200

Commitments and contingencies

Redeemable noncontrolling interests	520,208	515,231

Partners’ Capital:
General Partner, 91,620,404 and 91,141,649 common units outstanding	1,147,640	1,163,935
Limited partners, 9,116,254 and 9,301,521 common units/LTIPs outstanding	186,816	193,882
Accumulated other comprehensive income	3,119	3,977
Total Veris Residential, L.P. partners’ capital	1,337,575	1,361,794

Noncontrolling interests in consolidated joint ventures	36,394	37,543

Total equity	1,373,969	1,399,337

Total liabilities and equity	$3,800,656	$3,920,768
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
REVENUES	2023	2022
Revenue from leases	$59,678	$40,508
Real estate services	911	910
Parking income	4,459	3,682
Other income	1,877	1,069
Total revenues	66,925	46,169
EXPENSES
Real estate taxes	11,142	7,837
Utilities	2,689	2,409
Operating services	11,970	8,480
Real estate services expenses	1,943	2,363
General and administrative	10,286	19,451
Transaction related costs	1,027	—
Depreciation and amortization	23,876	18,838
Land and other impairments, net	3,396	2,932
Total expenses	66,329	62,310
OTHER (EXPENSE) INCOME
Interest expense	(22,014)	(11,606)
Interest and other investment income	116	158
Equity in earnings (loss) of unconsolidated joint ventures	(68)	(487)
(Loss) gain on disposition of developable land	(22)	2,623
Other income, net	1,998	—
Total other (expense) income, net	(19,990)	(9,312)
Loss from continuing operations	(19,394)	(25,453)
Discontinued operations:
Income from discontinued operations	2,384	19,090
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	780	1,836
Total discontinued operations, net	3,164	20,926
Net loss	(16,230)	(4,527)
Noncontrolling interests in consolidated joint ventures	587	974
Redeemable noncontrolling interests	(6,366)	(6,437)
Net loss available to common unitholders	$(22,009)	$(9,990)
Basic earnings per common unit:
Loss from continuing operations	$(0.30)	$(0.34)
Discontinued operations	0.03	0.21
Net loss available to common unitholders	$(0.27)	$(0.13)
Diluted earnings per common unit:
Loss from continuing operations	$(0.30)	$(0.34)
Discontinued operations	0.03	0.21
Net loss available to common unitholders	$(0.27)	$(0.13)

Basic weighted average units outstanding	100,526	99,934

Diluted weighted average units outstanding	100,526	99,934
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(16,230)	$(4,527)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	(945)	2,182
Comprehensive income (loss)	$(17,175)	$(2,345)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated joint ventures	587	974
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(6,366)	(6,437)
Comprehensive income (loss) attributable to common unitholders	$(22,954)	$(7,808)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended March 31, 2023	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2023	91,142	9,301	$1,163,935	$193,882	$3,977	$37,543	$1,399,337
Net income (loss)	—	—	(19,973)	(2,036)	—	5,779	(16,230)
Redeemable noncontrolling interests	—	—	(4,516)	(461)	—	(6,366)	(11,343)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(562)	(562)
Vested LTIP units	—	195	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	379	(379)	4,859	(4,859)	—	—	—
Redemption of limited partner common units	—	(1)	—	(16)	—	—	(16)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	110	—	—	—	110
Other comprehensive income (loss)	—	—	—	(87)	(858)	—	(945)
Stock compensation	115	—	3,471	393	—	—	3,864
Cancellation of restricted shares	(16)	—	(247)	—	—	—	(247)
Balance at March 31, 2023	91,620	9,116	$1,147,640	$186,816	$3,119	$36,394	$1,373,969

For the Three Months Ended March 31, 2022	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2022	90,948	9,013	$1,211,790	$197,236	$9	$40,383	$1,449,418
Net income (loss)	—	—	(9,092)	(898)	—	5,463	(4,527)
Unit distributions	—	—	—	218	—	—	218
Redeemable noncontrolling interests	—	—	(2,942)	(291)	—	(6,437)	(9,670)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	11	11
Vested LTIP units	—	35	—	—	—	—	—
Redemption of limited partners common units	—	(86)	—	(1,442)	—	—	(1,442)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	11	—	—	—	11
Directors' deferred compensation plan	—	—	110	—	—	—	110
Other comprehensive income (loss)	—	—	—	196	1,986	—	2,182
Stock compensation	7	—	1,957	2,533	—	—	4,490
Balance at March 31, 2022	90,956	8,962	$1,201,834	$197,552	$1,995	$39,420	$1,440,801
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net loss	$(16,230)	$(4,527)
Net income from discontinued operations	(3,164)	(20,926)
Net loss from continuing operations	(19,394)	(25,453)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	23,853	18,849
Amortization of deferred compensation stock units	110	110
Amortization of stock compensation	3,864	4,490
Amortization of deferred financing costs	1,187	1,177
Equity in (earnings) loss of unconsolidated joint ventures	68	487
Distributions of cumulative earnings from unconsolidated joint ventures	—	13
Loss (gain) on disposition of developable land	22	(2,623)
Land and other impairments, net	3,396	2,932
Gain on insurance proceeds	(1,998)	—
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(142)	2,030
Decrease (increase) in deferred charges and other assets	2,717	(3,390)
Decrease in accounts receivable, net	291	84
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(6,256)	2,166
Increase in rents received in advance and security deposits	322	834
Increase (decrease) in accrued interest payable	281	(101)
Net cash flows provided by operating activities - continuing operations	8,321	1,605
Net cash flows provided by operating activities - discontinued operations	3,776	29,896

Net cash provided by operating activities	$12,097	$31,501

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$—	$(5,000)
Rental property additions, improvements and other costs	(2,786)	(5,395)
Development of rental property and other related costs	(2,928)	(21,152)
Proceeds from the sales of rental property	6,364	28,596
Repayment of notes receivable	769	709
Proceeds from insurance settlements	2,939	—
Investment in unconsolidated joint ventures	(43)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,915	2,227
Net cash provided by (used in) investing activities - continuing operations	6,230	(15)
Net cash provided by investing activities - discontinued operations	83,006	193,070

Net cash provided by investing activities	$89,236	$193,055

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$16,000	$18,000
Repayment of revolving credit facility	(16,000)	(88,000)
Proceeds from mortgages and loans payable	—	16,479
Repayment of mortgages, loans payable and other obligations	(84,128)	(150,122)
Redemption of redeemable noncontrolling interests, net	—	(12,000)
Payment of early debt extinguishment costs	—	(5,140)
Common unit redemptions	—	(1,442)
Payment of financing costs	(1,359)	—
Contribution from noncontrolling interests	—	11
Distributions to redeemable noncontrolling interests	(6,366)	(6,471)
Payment of common dividends and distributions	—	(35)

Net cash used in financing activities	$(91,853)	$(228,720)

Net increase (decrease) in cash and cash equivalents	$9,480	$(4,164)
Cash, cash equivalents and restricted cash, beginning of period (1)	47,649	51,455

Cash, cash equivalents and restricted cash, end of period (2)	$57,129	$47,291
(1)Includes Restricted Cash of $20,867 and $19,701 as of December 31, 2022 and 2021, respectively.
(2)Includes Restricted Cash of $19,642 and $21,153 as of March 31, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.0 and 90.7 percent common unit interest in the Operating Partnership as of March 31, 2023 and December 31, 2022, respectively.
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
As of March 31, 2023, the Company owned or had interests in 24 multifamily rental properties as well as non-core assets comprised of five office properties and four parking/retail properties. The Properties are comprised of: (a) 25 wholly-owned or Company-controlled properties comprised of 17 multifamily properties and eight non-core assets, and (b) eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and a non-core asset.
BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. See Note 2 to the 2022 10-K: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.
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
As of March 31, 2023 and December 31, 2022, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P. (See Note 14: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $457.0 million and $468.1 million, respectively, other assets of $6.0 million and $6.0 million, respectively, mortgages of $285.5 million and $285.5 million, respectively, and other liabilities of $16.2 million and $17.3 million, respectively.

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
2.    SIGNIFICANT ACCOUNTING POLICIES
These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2022, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.
Rental Property
Rental properties are reported at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. The Company adopted Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Update (“ASU”) 2017-01 on January 1, 2017, which revises the definition of a business and is expected to result in more transactions to be accounted for as asset acquisitions and significantly limit transactions that would be accounted for as business combinations. Where an acquisition has been determined to be an asset acquisition, acquisition-related costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.1 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and improvements, which enhance or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
Included in net investment in rental property as of March 31, 2023 and December 31, 2022 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Land held for development (including pre-development costs, if any) (a)(b)	$254,460	$264,934
Development and construction in progress, including land (c)(d)	203,095	205,173
Total	$457,555	$470,107
(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $93.9 million and $97.7 million as of March 31, 2023 and December 31, 2022, respectively.
(b)Includes $64.6 million of land and $7.5 million of building and improvements classified as to assets held for sale at March 31, 2023.
(c)Includes land of $13.6 million as of March 31, 2023 and December 31, 2022.
(d)Includes $2.2 million of land and $128.1 million of building and improvements classified as to assets held for sale at March 31, 2023.
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
The dividends and distributions payable at March 31, 2023 and December 31, 2022 represent amounts payable on unvested LTIP units.
3.    RECENT TRANSACTIONS
Real Estate Held for Sale/Discontinued Operations/Dispositions
The Company has discontinued operations related to its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) which represented a strategic shift in the Company’s operations beginning in 2019. In the first quarter of 2023, the Company identified six office properties (including a property not in service) and two hotels as discontinued operations. See Note 7: Discontinued Operations.
As of March 31, 2023, the Company identified as held for sale several office properties totaling approximately 2.2 million square feet and several developable land parcels, which are located in Jersey City, Holmdel and Parsippany, New Jersey. As of March 31, 2023, a land parcel that was previously identified as held for sale was reclassified as held and used. As a result of recent sales contracts in place, the Company determined that the carrying value of three land parcels held for sale were not expected to be recovered from estimated net sales proceeds, and accordingly, recorded land and other impairments of $3.4 million during the three months ended March 31, 2023.
The total estimated sales proceeds of real estate held for sale, net of expected selling costs, are expected to be approximately $456.5 million.
In April 2023, the Company completed the sale of three office properties totaling approximately 1.9 million square feet for a gross sales price of $420 million.
The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands) as of March 31, 2023:

	Office Portfolio	Other Assets Held for Sale	Total
Land	$16,232	$59,463	$75,695
Building & Other	553,740	8,204	561,944
Less: Accumulated depreciation	(235,700)	—	(235,700)
Less: Cumulative unrealized losses on property held for sale	(4,440)	—	(4,440)
Real estate held for sale, net	$329,832	$67,667	$397,499

Other assets and liabilities	Office Portfolio	Other Assets Held for Sale	Total
Unbilled rents receivable, net (a)	$32,491	$—	$32,491
Deferred charges, net (a)	27,900	—	27,900
Accounts payable, accrued exp & other liability	(7,786)	(41)	(7,827)
Unearned rents/deferred rental income (a)	(6,624)	—	(6,624)
(a)Expected to be removed with the completion of the sales.
The Company disposed of the following rental property during the three months ended March 31, 2023 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Discontinued Operations Realized Gains (Losses)/ Unrealized Losses, net
02/10/23	XS Hotels	Weehawken, New Jersey	2	—	Hotel	$93,358	(a)	$92,578	$780
Totals			2	—		$93,358		$92,578	$780
(a)Included the proceeds of $84 million used to repay the mortgage loan encumbering the property at closing.
The Company disposed of the following developable land holding during the three months ended March 31, 2023 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds		Net Carrying Value	Realized Gains (Losses)/ Unrealized Losses, net
03/17/23	Columbia-Honeywell	Morris Township, New Jersey	$8,214	(a)	$8,236	$(22)
Totals			$8,214		$8,236	$(22)

(a)    Included deposits totaling $1.1 million received by the Company in December 2022 and January 2023.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2023, the Company had an aggregate investment of approximately $124.2 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or in anticipation of possible development of rental properties. As of March 31, 2023, the unconsolidated joint ventures owned: seven multifamily properties totaling 2,146 apartment units, a retail property aggregating approximately 51,000 square feet and interests and/or rights to developable land parcels able to accommodate up to 829 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of March 31, 2023, the outstanding balance of such debt, subject to guarantees, totaled $18.2 million of which $2.0 million was guaranteed by the Company.
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.9 million and $0.9 million for such services in the three months ended March 31, 2023 and 2022, respectively. The Company had $0.3 million and $0.2 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.
The following is a summary of the Company's unconsolidated joint ventures as of March 31, 2023 and December 31, 2022 (dollars in thousands):

						Property Debt
Entity / Property Name	Number of Apartment Units or Rentable SF		Company's Effective Ownership % (a)	Carrying Value		As of March 31, 2023			Interest Rate

				March 31, 2023	December 31, 2022	Balance	Maturity Date
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$1,364	$1,747	$60,767	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	4,954	5,114	82,000	11/10/26		3.21%
Capstone at Port Imperial	360	units	40.00%	22,803	23,234	135,000	12/22/24	SOFR+	1.2%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	32,275	32,372	90,942	07/01/33		4.82%
Urby at Harborside (e)	762	units	85.00%	60,725	61,594	187,807	08/01/29		5.197%
PI North - Land (b) (f)	829	potential units	20.00%	1,678	1,678	—	—		—
Other (g)				419	419	—	—		—
Totals:				$124,218	$126,158	$586,708
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
(d)Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $36,500, bears interest at LIBOR +2.85 percent, matures in October 2023; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, bears interest at LIBOR +1.50 percent and matured in October 2022. The loan was extended on October 11, 2022, for three months and matured in January 2023 with a fixed rate of 5.125%. On January 10, 2023, the loan was modified bearing interest at SOFR +2% and matures in January 2025; (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $18,200, which bears interest at LIBOR +1.50 percent and matured in January 2023. On January 10, 2023, the loan was extended for three months and prior to its maturity date, it was extended an additional three months to July 1, 2023.
(e)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company had guaranteed $22 million of the principal outstanding debt. On February 1, 2023, the lender has released the guarantor of all obligations under the Guaranty Agreement.
(f)The Company owns a 20 percent residual interest in undeveloped land parcels 6 and I that can accommodate the development of 829 multifamily units.
(g)The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
Entity / Property Name	2023	2022
Multifamily
Metropolitan and Lofts at 40 Park	$(282)	$(139)
RiverTrace at Port Imperial	137	67
Capstone at Port Imperial	(187)	26
Riverpark at Harrison	337	—
Station House	(97)	(358)
Urby at Harborside	66	(26)
PI North - Land	(40)	(70)
Liberty Landing	(2)	—
Other
Other	—	13

Company's equity in earnings (loss) of unconsolidated joint ventures (a)	$(68)	$(487)
(a)Amounts are net of amortization of basis differences of $154 and $154 for the three months ended March 31, 2023 and 2022, respectively.
The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Assets:
Rental Property, net	$756,963	$745,210
Other assets	37,800	39,241
Total assets	$794,763	$784,451
Liabilities and partners'/members' capital:
Mortgages and loans payable	$586,708	$587,913
Other liabilities	16,217	15,545
Partners'/members' capital	191,838	180,993
Total liabilities and partners'/members' capital	$794,763	$784,451

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenues	$21,825	$36,127
Operating and other expenses	(8,444)	(25,499)
Depreciation and amortization	(5,565)	(6,560)
Interest expense	(7,713)	(6,776)
Net income (loss)	$103	$(2,708)

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	March 31, 2023	December 31, 2022
Deferred leasing costs	$54,674	$59,651
Deferred financing costs - revolving credit facility (a)	6,684	6,684
	61,358	66,335
Accumulated amortization	(26,792)	(30,471)
Deferred charges, net	34,566	35,864
Notes receivable (b)	561	1,309
In-place lease values, related intangibles and other assets, net (c)	11,462	12,298
Right of use assets (c)	2,896	2,896
Prepaid expenses and other assets, net	38,907	43,795

Total deferred charges and other assets, net	$88,392	$96,162
(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2 to the Company's 2022 10-K: Significant Accounting Policies – Deferred Financing Costs.
(b)As of March 31, 2023 and December 31, 2022, respectively, includes an interest-free note receivable with a net present value of $42 thousand and $0.2 million which matures in April 2023. The Company believes this balance is fully collectible. Also includes $0.4 million, net of a loan loss allowance of $21 thousand, as of March 31, 2023 and $1.0 million, net of a loan loss allowance of $26.0 thousand, as of December 31, 2022, of seller-financing provided by the Company to the buyers of the Metropark portfolio. The receivable is secured against available cash of one of the Metropark properties disposed of and earned an annual return of four percent for 90 days after the disposition, with the interest rate increased to 15 percent through November 18, 2021 and to 10 percent thereafter, pursuant to an amended operating agreement.
(c)This amount has a corresponding liability of $3.2 million as of both March 31, 2023 and December 31, 2022, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Ground Lease agreements for further details.
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $2.3 million will be reclassified as a decrease to interest expense.
As of March 31, 2023, the Company had four interest rate caps outstanding with a notional amount of $548 million designated as cash flow hedges of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 (dollars in thousands):

Asset Derivatives designated as hedging instruments	Fair Value		Balance sheet location
	March 31, 2023	December 31, 2022
Interest rate caps	$8,122	$9,808	Deferred charges and other assets
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ending March 31, 2023 and 2022 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Total Amount of Interest Expense presented in the consolidated statements of operations
Three months ended March 31,	2023	2022		2023	2022	2023	2022
Interest Rate Caps	$(524)	$2,182	Interest expense	$421	$1	$22,014	$11,606
Credit-risk-related Contingent Features
As of March 31, 2023, the Company did not have any interest rate derivatives in a net liability position.
6.    RESTRICTED CASH
Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Security deposits	$9,512	$9,175
Escrow and other reserve funds	10,130	11,692

Total restricted cash	$19,642	$20,867
7.    DISCONTINUED OPERATIONS
The Company announced that its Board had determined to sell the Company’s entire Office Portfolio, including both the suburban and waterfront office portfolios. As the decision to sell the Office Portfolio represented a strategic shift in the Company’s operations, the results of certain of these properties that were disposed of or classified as held for sale are being classified as discontinued operations for all periods presented.
In late 2019 through December 31, 2021, the Company completed the sale of all but one of its 37 properties in the suburban office portfolio, totaling 6.3 million square feet, for net sales proceeds of $1.0 billion. The last property in the suburban office portfolio, a 350,000 square foot office property, was reclassified as held for sale at September 30, 2022, and the Company expects to dispose of this property in the second quarter of 2023. As a result of the sales contract in place, the Company determined that the carrying value of this held for sale property was not expected to be recovered from estimated net sales proceeds and accordingly, during the year ended December 31, 2022, recognized an unrealized held for sale loss allowance of $4.4 million.

As of March 31, 2023, the Company also identified as discontinued operations several waterfront office properties totaling approximately 3.7 million square feet, which are located in Jersey City and Hoboken, New Jersey. In addition, the hotels sold were also classified as discontinued operations.
The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenues	$16,682	$52,929
Operating and other expenses	(8,598)	(22,744)
Depreciation and amortization	(4,878)	(7,676)
Interest expense	(822)	(3,419)

Income from discontinued operations	2,384	19,090

Realized gains on disposition of rental property	780	1,836
Realized gains, net	780	1,836

Total discontinued operations, net	$3,164	$20,926
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
Interest on borrowings under the 2021 Credit Facility and 2021 Term Loan was based on applicable base rate (the “Base Rate”) plus a margin ranging from 125 basis points to 275 basis points depending on the Base Rate elected, currently 0.12%. The Base Rate shall be either (A) the highest of (i) the Wall Street Journal prime rate, (ii) the greater of the then effective (x) Federal Funds Effective Rate, or (y) Overnight Bank Funding Rate plus 50 basis points, and (iii) a LIBO Rate, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Adjusted LIBO Rate”) and calculated for a one-month interest period, plus 100 basis points (such highest amount being the “ABR Rate”), or (B) the Adjusted LIBO Rate for the applicable interest period; provided, however, that the ABR Rate shall not be less than 1% and the Adjusted LIBO Rate shall not be less than zero.
The 2021 Credit Agreement, which applies to both the 2021 Credit Facility and 2021 Term Loan, included certain restrictions and covenants which limited, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios relating to the minimum collateral pool value ($800 million), maximum collateral pool leverage ratio (40 percent), minimum number of collateral pool properties (two), the maximum total leverage ratio (65 percent), the minimum debt service coverage ratio (1.10 times until May 6, 2022, 1.20 times from May 7, 2022 through May 6, 2023, and 1.40 times thereafter), and the minimum tangible net worth ratio (80% of tangible net worth as of December 31, 2020 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership).
The Company was in compliance with its debt covenants under its 2021 Credit Facility as of March 31, 2023.
As of both March 31, 2023 and December 31, 2022, the Company had no borrowings under the 2021 Credit Facility and 2021 Term Loan.
In April 2023, the Company terminated the 2021 Credit Agreement and the 2021 Credit Facility.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of March 31, 2023, 20 of the Company’s properties, with a total carrying value of approximately $3.2 billion, are encumbered by the Company's mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of March 31, 2023, except as otherwise disclosed.
A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2023 and December 31, 2022 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	March 31, 2023	December 31, 2022	Maturity
Port Imperial 4/5 Hotel (b)	Fifth Third Bank	LIBOR+	3.40%	$—	$84,000	—
Portside at Pier One	CBRE Capital Markets/FreddieMac		3.57%	58,998	58,998	08/01/23
Signature Place	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Haus25 (c)	QuadReal Finance	LIBOR+	2.70%	297,324	297,324	12/01/24
Portside 5/6 (d)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
The Upton (e)	Bank of New York Mellon	LIBOR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square (f)	MUFG Union Bank	SOFR+	1.71%	63,000	63,000	12/10/26
Riverhouse 9 at Port Imperial (g)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Riverhouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (h)	New York Community Bank		3.77%	160,000	160,000	07/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	32,038	32,166	12/01/29
Emery at Overlook Ridge	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				1,827,360	1,911,488
Unamortized deferred financing costs				(6,862)	(7,511)

Total mortgages, loans payable and other obligations, net				$1,820,498	$1,903,977
(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)The loan was paid off on disposition of the hotels on February 10, 2023.
(c)This construction loan has a LIBOR floor of 2.0 percent, has a maximum borrowing capacity of $300 million and provides, subject to certain conditions, a one year extension option with a fee of 25 basis points. The Company entered into an interest-rate cap agreement for the mortgage loan.
(d)The Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.
(e)On October 27, 2021, the Company obtained a $75 million mortgage loan and entered into an interest-rate cap agreement for the mortgage loan.
(f)On January 12, 2023, the Company entered into an interest-rate cap agreement for the mortgage loan.
(g)On June 21, 2022, the Company obtained a $110 million mortgage loan and entered into an interest-rate cap agreement for the mortgage loan.
(h)Effective rate reflects the first five years of interest payments at a fixed rate. Interest payments after that period ends are based on LIBOR plus 2.75% annually.
Cash Paid for Interest and Interest Capitalized
Cash paid for interest for the three months ended March 31, 2023 and 2022 was $20.5 million and $17.8 million (of which $1.1 million and $5.0 million pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the three months ended March 31, 2023 and 2022 was zero and $6.4 million, respectively.
Summary of Indebtedness

(dollars in thousands)	March 31, 2023		December 31, 2022
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt (a)	$1,820,498	4.32%	$1,757,308	4.27%
Revolving Credit Facility & Other Variable Rate Debt	—	—%	146,669	6.86%

Totals/Weighted Average:	$1,820,498	4.32%	$1,903,977	4.47%
(a) As of March 31, 2023 and December 31, 2022, includes debt with interest rate caps outstanding with a notional amount of $548 million and $485 million.
10.    EMPLOYEE BENEFIT 401(k) PLANS
Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2023 and 2022 was $147 thousand and $182 thousand, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2023 and December 31, 2022. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2023 and December 31, 2022.
The fair value of the Company’s long-term debt, consisting of mortgages, loans payable and other obligations aggregated approximately $1.7 billion and $1.8 billion as compared to the book value of approximately $1.8 billion and $1.9 billion as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.
The notes receivable by the Company are presented at the lower of cost basis or net amount expected to be collected in accordance with ASC 326. For its seller-financing note receivable provided to the buyers of the Metropark portfolio, the Company calculated the net present value of contractual cash flows of the total receivable. The Company accordingly recorded a loan loss allowance charge of $21 thousand at March 31, 2023, which was deducted from the amortized cost basis of the note receivable. Such charge was recorded in Interest and other investment income (loss) for the three months ended March 31, 2023. See Note 5: Deferred charges and other assets, net.
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
As of March 31, 2023, assumptions that were utilized in the fair value calculation included:

Description	Primary Valuation Techniques	Unobservable Assumptions	Location Type	Range of Rates
Land holdings held for sale on which the Company recognized impairment losses	Sale prices per purchase and sale agreements	Market rate per unit	Waterfront	$76,000 - $78,000
As of March 31, 2023, the Company identified as held for sale several office properties totaling approximately 2.2 million square feet and several developable land parcels, which are located in Jersey City, Holmdel and Parsippany, New Jersey. As a result of recent sales contracts in place, the Company determined that the carrying value of three land parcels held for sale were not expected to be recovered from estimated net sales proceeds, and accordingly, recorded land and other impairments of $3.4 million during the three months ended March 31, 2023.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2023 and December 31, 2022.
The ongoing impact of COVID-19 worldwide has impacted global economic activity and continues to cause volatility in financial markets. The extent to which COVID-19 impacts the Company’s fair value estimates in the future will depend on developments going forward, many of which are highly uncertain and cannot be predicted. In consideration of the magnitude of such uncertainties under the current climate, management has considered all available information at its properties and in the marketplace to provide its estimates as of March 31, 2023.
12.    COMMITMENTS AND CONTINGENCIES
TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

				PILOT Payments
Property Name	Location	Asset Type	PILOT Expiration Dates	Three Months Ended March 31,
				2023	2022
				(Dollars in Thousands)
111 River Street (a)	Hoboken, NJ	Office	4/2022	$—	$85
Harborside Plaza 4A (b)	Jersey City, NJ	Office	2/2022	—	218
Harborside Plaza 5 (c)	Jersey City, NJ	Office	6/2022	—	1,109
BLVD 401 (Marbella 2) (d)	Jersey City, NJ	Multifamily	4/2026	403	359
RiverHouse 11 at Port Imperial (e)	Weehawken, NJ	Multifamily	7/2033	374	350
Port Imperial 4/5 Hotel (f)	Weehawken, NJ	Hotel	12/2033	224	733
RiverHouse 9 at Port Imperial (g)	Weehawken, NJ	Multifamily	6/2046	382	322
Haus25 (h)	Jersey City, NJ	Mixed-Use	3/2047	574	—
The James (i)	Park Ridge, NJ	Multifamily	6/2051	143	—
Total Pilot taxes				$2,100	$3,176
(a)The property was disposed of in the first quarter of 2022.
(b)The annual PILOT is equal to two percent of Total Project Costs, as defined. The total Project Costs are $49.5 million.
(c)The annual PILOT is equal to two percent of Total Project Costs, as defined. The total Project Costs are $170.9 million.
(d)The annual PILOT is equal to ten percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined.
(e)The annual PILOT is equal to 12 percent of Gross Revenues for years 1-5, 13 percent for years 6-10 and 14 percent for years 11-15, as defined.
(f)The annual PILOT is equal to two percent of Total Project Costs, as defined. The property was disposed of during the first quarter of 2023.
(g)The annual PILOT is equal to 11 percent of Gross Revenues for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined.
(h)For a term of 25 years following substantial completion, which occurred in April 2022. The annual PILOT is equal to seven percent of Gross Revenues, as defined.
(i)The property was acquired in July 2022. For a term of 30 years following substantial completion which occurred in June 2021. The annual PILOT is equal to 10 percent of Gross Revenues for years 1-10, 11.5 percent for years 11-21 and 12.5 percent for years 22-30, as defined.
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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2023 and December 31, 2022, are as follows (dollars in thousands):

Year	As of March 31, 2023 Amount
April 1 through December 31, 2023	$144
2024	192
2025	199
2026	199
2027	200
2028 through 2101	31,664
Total lease payments	32,598
Less: imputed interest	(29,357)

Total	$3,241

Year	As of December 31, 2022 Amount
2023	$192
2024	192
2025	199
2026	199
2027	200
2028 through 2101	31,664
Total lease payments	32,646
Less: imputed interest	(29,418)

Total	$3,228
Ground lease expense incurred by the Company amounted to $265 thousand and $348 thousand for the three months ended March 31, 2023 and 2022, respectively.
In accordance with ASU 2016-02 (Topic 842), the Company capitalized operating leases for two ground leases, which had a balance of $2.9 million at March 31, 2023. Such amount represents the net present value (“NPV”) of future payments detailed above. The incremental borrowing rate used to arrive at the NPV was 7.618 percent for the ground lease terms of 82.58 years each. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s ground leases and calculating notional rates for fully-collateralized loans.
OTHER
As of March 31, 2023, the Company has outstanding stay-on award agreements with 24 employees, which provides them with the potential to receive compensation, in cash or Company stock at the employees’ option, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified. The total potential cost of such awards is currently estimated to be up to approximately $3.0 million, including the potential future issuance of up to 33,866 shares of the Company’s common stock. Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, all of which were signed in late 2020 and early 2021, and all other conditions were satisfied.

13.    TENANT LEASES
The Company’s consolidated office properties are leased to tenants under operating leases with various expiration dates through 2043. Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.
Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at March 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

Year	As of March 31, 2023 Amount
April 1 through December 31, 2023	$10,818
2024	13,904
2025	12,737
2026	10,606
2027	7,531
2028 and thereafter	42,794

Total	$98,390

Year	As of December 31, 2022 Amount
2023	$14,983
2024	13,733
2025	12,389
2026	10,251
2027	7,169
2028 and thereafter	42,188

Total	$100,713
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

Rockpoint Transaction
On February 27, 2017, the Company, Veris Residential Trust (“VRT”), the Company’s subsidiary through which the Company conducts its multifamily residential real estate operations, Veris Residential Partners, L.P. (“VRLP”), the operating partnership through which VRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Original Investment Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). The Original Investment Agreement provided for VRT to contribute property to VRLP in exchange for common units of limited partnership interests in VRLP (the “Common Units”) and for multiple equity investments by Rockpoint in VRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests in VRLP (the “Preferred Units”). The initial closing under the Original Investment Agreement occurred on March 10, 2017 for $150 million of Preferred Units and the parties agreed that the Company’s contributed equity value (“VRT Contributed Equity Value”), was $1.23 billion at closing. During the year ended December 31, 2018, a total additional amount of $105 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement. During the year ended December 31, 2019, a total additional amount of $45 million of Preferred Units were issued and sold to Rockpoint pursuant to the Original Investment Agreement, which brought the Preferred Units to the full balance of $300 million. In addition, certain contributions of property to VRLP by VRT subsequent to the execution of the Original Investment Agreement resulted in VRT being issued approximately $46 million of Preferred Units and Common Units in VRLP prior to June 26, 2019.
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
Under the terms of the new transaction with Rockpoint, set forth in the Third Amended and Restated Limited Partnership Agreement of VRLP, dated as of June 28, 2019 (the “VRLP Partnership Agreement”), the cash flow from operations of VRLP will be distributable to Rockpoint and VRT as follows:
•first, to provide a 6% annual return to Rockpoint and VRT on their capital invested in Preferred Units (the “Preferred Base Return”);
•second, 95.36% to VRT and 4.64% to Rockpoint until VRT has received a 6% annual return (the “VRT Base Return”) on the equity value of the properties contributed by it to VRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to VRLP in the future; and
•third, pro rata to Rockpoint and VRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at March 31, 2023, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units).
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
•fifth, pro rata to Rockpoint and VRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at March 31, 2023, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units); and
•sixth, to Rockpoint and VRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to VRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at March 31, 2023, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to VRT in respect of Preferred Units and 87.728% to VRT in respect of Common Units).
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
After the Lockout Period, either VRT may acquire from Rockpoint, or Rockpoint may sell to VRT, all, but not less than all, of Rockpoint’s interest in the Preferred Units (each, a “Put/Call Event”) for a purchase price equal to the Purchase Payments (determined without regard to the make whole premium and any related tax allocations). An acquisition of Rockpoint’s interest in the Preferred Units pursuant to a Put/Call Event is generally required to be structured as a purchase of the common equity in the applicable Rockpoint entities holding direct or indirect interests in the Preferred Units (the “Put/Call Interests”). Subject to certain exceptions, Rockpoint also has a right of first offer and a participation right with respect to other common equity interests of VRLP or any subsidiary of VRLP that may be offered for sale by VRLP or its subsidiaries from time to time. Upon a Put/Call Event, other than in the event of a sale of VRLP, Rockpoint may elect to convert all, but not less than all, of its Preferred Units to Common Units in VRLP.
As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units are classified in mezzanine equity measured based on the estimated future redemption value as of March 31, 2023. The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of VRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights or plans for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units, including current preferred return payments of $2.0 million is approximately $480.0 million as of March 31, 2023.
On April 5, 2023, VRT delivered notice to Rockpoint that VRT was exercising its right to purchase and redeem the Put/Call Interests from Rockpoint. On April 6, 2023, Rockpoint delivered notice to VRT that Rockpoint was exercising its right under the VRLP Partnership Agreement to defer the closing of VRT’s purchase and redemption of the Put/Call Interests for one year. Within ninety (90) days of March 1, 2024, VRLP must engage an appraiser mutually agreed by VRT and Rockpoint or otherwise selected pursuant to VRLP Partnership Agreement, to determine the fair market value of the Partnership’s assets, which valuation will be used to determine the Purchase Payments (determined without regard to the make whole premium). Closing of (i) the purchase and redemption of the Put/Call Interests, or, (ii) if a Rockpoint conversion election has been made, the issuance of Common Interests in VRLP will occur within thirty (30) calendar days following the determination of the fair market value of VRLP’s assets and the Purchase Payments (determined without regard to the make whole premium), which closing will occur no earlier than the second quarter of 2024.
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
Each Series A Unit has a stated value of $1,000, pays dividends quarterly at an annual rate of 3.5 percent (subject to increase under certain circumstances), is convertible into 28.15 common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance, or an aggregate of up to 1,204,820 common units. The conversion rate was based on a value of $35.52 per common unit. The Series A Units have a liquidation and dividend preference senior to the common units and include customary anti-dilution protections for stock splits and similar events. The Series A Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder. During the three months ended March 31, 2022, 12,000 Series A Units were redeemed for cash at the stated value.
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
The following tables set forth the changes in Redeemable noncontrolling interests for the three months ended March 31, 2023 and 2022, respectively (dollars in thousands):

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2023	$40,231	$475,000	$515,231
Net	40,231	475,000	515,231
Income Attributed to Noncontrolling Interests	350	6,016	6,366
Distributions	(350)	(6,016)	(6,366)
Redemption Value Adjustment	—	4,977	4,977
Balance at March 31, 2023	$40,231	$479,977	$520,208

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2022	$52,324	$468,989	$521,313
Redemption/Payout	(12,000)	—	(12,000)
Net	40,324	468,989	509,313
Income Attributed to Noncontrolling Interests	421	6,016	6,437
Distributions	(421)	(6,016)	(6,437)
Redemption Value Adjustment	(22)	3,221	3,199
Balance at March 31, 2022	$40,302	$472,210	$512,512
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
The following table reflects the activity of the General Partner capital for the three months ended March 31, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Opening Balance	$1,235,685	$1,281,982
Net loss available to common shareholders	(19,973)	(9,092)
Redeemable noncontrolling interests	(4,516)	(2,942)
Redemption of common units for common stock	4,859	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	11
Directors' deferred compensation plan	110	110
Stock Compensation	3,471	1,957
Cancellation of common stock	(247)	—
Other comprehensive income (loss)	(858)	1,986
Rebalancing of ownership percent between parent and subsidiaries	(2,002)	1,669
Balance at March 31	$1,216,530	$1,275,681
Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
On December 13, 2021, the Company entered into a distribution agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Goldman Sachs & Co. LLC, R. Seelaus & Co., LLC and Samuel A. Ramirez & Company, Inc., as sales agents. Pursuant to the Distribution Agreement, the Company may issue and sell, from time to time, shares of common stock, par value $0.01 per share, having a combined aggregate offering price of up to $200 million. The Company will pay a commission that will not exceed, but may be lower than, 2% of the gross proceeds of all shares sold through the ATM Program. As of March 31, 2023, the Company had not sold any shares pursuant to the ATM Program.
DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The General Partner has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.4 million shares of the General Partner’s common stock have been reserved for future issuance. The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the General Partner’s shares of common stock. The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company’s effective registration statement on Form S-3 filed with the SEC for the approximately 5.4 million shares of the General Partner’s common stock reserved for issuance under the DRIP.

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
There were no stock options that were exercised under any stock option plans for the three months ended March 31, 2023 and 2022, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of March 31, 2023 and December 31, 2022, the stock options outstanding had a weighted average remaining contractual life of approximately 4.3 and 4.6 years, respectively.
The Company recognized stock options expense of $322 thousand and $253 thousand for the three months ended March 31, 2023 and 2022, respectively.
Appreciation-Only LTIP Units
In March 2019, the Company granted 625,000 Appreciation-Only LTIP Units (“AO LTIP Units”) which were a class of partnership interests in the Operating Partnership that were intended to qualify as “profits interests” for federal income tax purposes. The AO LTIP Units were cancelled and forfeited in March 2023 as they did not vest.
The Company recognized AO LTIP unit expense of $124 thousand and $155 thousand for the three months ended March 31, 2023 and 2022.
Time-based Restricted Stock Awards and Restricted Stock Units
The Company has issued restricted stock units and common stock (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the General Partner, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one-year to three-year vesting period. On June 15, 2022, the Company issued Restricted Stock Awards to non-employee members of the Board of Directors of the General Partner which vest within one year, of which 49,784 unvested Restricted Stock Awards were outstanding at March 31, 2023. During the years ended December 31, 2021 and December 31, 2022 and the three months ended March 31, 2023, the Company granted restricted stock units to certain non-executive employees of the Company which will vest after three years, of which 309,192 were still outstanding and unvested as of March 31, 2023. Restricted Stock Awards allow holders to receive shares of the Company’s common stock upon vesting. Vesting of the Restricted Stock Awards issued is based on time and service. All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the General Partner were issued under the 2013 Plan and as inducement awards.
As of March 31, 2023, the Company had $5.3 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.8 years.
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
In 2021, the Company has adopted an annual LTIP Award grant program in the form of RSUs. A portion of the RSUs are subject to time-based vesting conditions and will vest in three equal, annual installments over a three year period ending on the three year anniversary of the grant date. Currently, there are 777,685 awards outstanding and unvested.
Another portion of the annual LTIP Awards have market-based vesting conditions, and recipients will only earn the full amount of the market-based RSUs if, over the three-year performance period, the General Partner achieves an absolute TSR target and if the General Partner’s relative TSR as compared to a group of peer REITs exceeds certain thresholds. The market-based award targets are determined annually by the compensation committee of the Board of Directors. Currently, there are 857,004 awards outstanding and unvested.
In addition, the Company has granted RSUs subject to the achievement of adjusted funds from operations targets. The RSU LTIP Awards are designed to align the interests of senior management to relative and absolute performance of the Company over a three years performance period. Currently there are 764,976 awards outstanding and unvested.
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
As of March 31, 2023, the Company had $14.7 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.0 years.
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
During the three months ended March 31, 2023 and 2022, 7,571 and 6,183 deferred stock units were earned, respectively. As of March 31, 2023 and December 31, 2022, there were 73,071 and 66,196 deferred stock units outstanding, respectively.
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

The following information presents the Company’s results for the three months ended March 31, 2023 and 2022 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended March 31,
Computation of Basic EPS	2023	2022
Loss from continuing operations	$(19,394)	$(25,453)
Add (deduct): Noncontrolling interests in consolidated joint ventures	587	974
Add (deduct): Noncontrolling interests in Operating Partnership	2,329	2,779
Add (deduct): Redeemable noncontrolling interests	(6,366)	(6,437)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(4,516)	(2,942)
Loss from continuing operations available to common shareholders	$(27,360)	$(31,079)
Income from discontinued operations available to common shareholders	2,871	19,045
Net loss available to common shareholders for basic earnings per share	(24,489)	(12,034)

Weighted average common shares	91,226	90,951

Basic EPS:
Loss from continuing operations available to common shareholders	$(0.30)	$(0.34)
Income from discontinued operations available to common shareholders	0.03	0.21
Net loss available to common shareholders	$(0.27)	$(0.13)

	Three Months Ended March 31,
Computation of Diluted EPS	2023	2022
Net loss from continuing operations available to common shareholders	$(27,360)	$(31,079)
Add (deduct): Noncontrolling interests in Operating Partnership	(2,329)	(2,779)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(461)	(291)
Loss from continuing operations for diluted earnings per share	(30,150)	(34,149)
Income from discontinued operations for diluted earnings per share	3,164	20,926
Net loss available for diluted earnings per share	$(26,986)	$(13,223)

Weighted average common shares	100,526	99,934

Diluted EPS:
Loss from continuing operations available to common shareholders	$(0.30)	$(0.34)
Income from discontinued operations available to common shareholders	0.03	0.21
Loss available to common shareholders	$(0.27)	$(0.13)

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended March 31,
	2023	2022
Basic EPS shares	91,226	90,951
Add: Operating Partnership – common and vested LTIP units	9,300	8,983
Diluted EPS Shares	100,526	99,934

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Awards outstanding as of March 31, 2023 and 2022 were 1,662,578 and 2,218,081, respectively. Unvested restricted common stock outstanding as of March 31, 2023 and 2022 were 49,784 and 39,529 shares, respectively. Unvested AO LTIP Units outstanding as of March 31, 2022 were 625,000.
No dividends were declared per common share for the three-month periods ended March 31, 2023 and 2022.

Veris Residential, L.P.:

	Three Months Ended March 31,
Computation of Basic EPU	2023	2022
Loss from continuing operations	$(19,394)	$(25,453)
Add (deduct): Noncontrolling interests in consolidated joint ventures	587	974
Add (deduct): Redeemable noncontrolling interests	(6,366)	(6,437)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(4,977)	(3,233)
Loss from continuing operations available to unitholders	(30,150)	(34,149)
Income from discontinued operations available to unitholders	3,164	20,926
Net loss available to common unitholders for basic earnings per unit	$(26,986)	$(13,223)

Weighted average common units	100,526	99,934

Basic EPU:
Loss from continuing operations available to unitholders	$(0.30)	$(0.34)
Income from discontinued operations available to unitholders	0.03	0.21
Net loss available to common unitholders for basic earnings per unit	$(0.27)	$(0.13)

	Three Months Ended March 31,
Computation of Diluted EPU	2023	2022
Net loss from continuing operations available to common unitholders	$(30,150)	$(34,149)
Income from discontinued operations for diluted earnings per unit	3,164	20,926
Net loss available to common unitholders for diluted earnings per unit	$(26,986)	$(13,223)

Weighted average common unit	100,526	99,934

Diluted EPU:
Loss from continuing operations available to common unitholders	$(0.30)	$(0.34)
Income from discontinued operations available to common unitholders	0.03	0.21
Net loss available to common unitholders	$(0.27)	$(0.13)
The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended March 31,
	2023	2022
Basic EPU units	100,526	99,934
Diluted EPU Units	100,526	99,934
Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during all periods presented as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Awards outstanding as of March 31, 2023 and

2022 were 1,662,578 and 2,218,081, respectively. Unvested restricted common stock outstanding as of March 31, 2023 and 2022 were 49,784 and 39,529 shares, respectively. Unvested AO LTIP Units outstanding as of March 31, 2022 were 625,000.
No distributions were declared per common unit for the three-month periods ended March 31, 2023 and 2022.
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
The following table reflects the activity of noncontrolling interests for the three months ended March 31, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Opening Balance at January 1	$163,652	$167,436
Net income	3,743	4,565
Unit distributions	—	218
Redeemable noncontrolling interests	(6,827)	(6,728)
Change in noncontrolling interests in consolidated joint ventures	(562)	11
Redemption of common units for common stock	(4,859)	—
Redemption of common units	(16)	(1,442)
Stock compensation	393	2,533
Other comprehensive (loss) income	(87)	196
Rebalancing of ownership percentage between parent and subsidiaries	2,002	(1,669)
Balance at March 31	$157,439	$165,120
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2023, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $2.0 million as of March 31, 2023.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the three months ended March 31, 2023, the Company redeemed for cash 1,168 common units at their fair value of $16 thousand.
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
AO LTIP Units (Appreciation-Only LTIP Units)
On March 13, 2019, the Company granted 625,000 AO LTIP Units pursuant to the AO Long Term Incentive Plan Award Agreement. See Note 15: Veris Residential, Inc. Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital – Incentive Stock Plan (Appreciation-Only LTIP Units).
AO LTIP Units were a class of partnership interests in the Operating Partnership that were intended to qualify as “profit interests” for federal income tax purposes and generally only allowed the recipient to realize value to the extent the fair market value of a share of Common Stock exceeds the threshold level set at the time the AO LTIP Units were granted, subject to any vesting conditions applicable to the award. The value of vested AO LTIP Units is realized through conversion of the AO LTIP Units into Common Units. The number of Common Units into which vested AO LTIP Units may be converted is determined based on the quotient of (i) the excess of the fair market value of the Common Stock on the conversion date over the threshold level designated at the time the AO LTIP Unit was granted, divided by (ii) the fair market value of the Common Stock on the conversion date. AO LTIP Units, once vested, had a finite term during which they may be converted into Common Units. The AO LTIP Units were cancelled and forfeited in March 2023 as they did not vest.
Noncontrolling Interests Ownership in Operating Partnership
As of March 31, 2023 and December 31, 2022, the noncontrolling interests common unitholders owned 9.0 percent and 9.3 percent of the Operating Partnership, respectively.
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

17.    SEGMENT REPORTING
The Company operates in two business segments: (i) multifamily real estate and services and (ii) commercial and other real estate. The Company provides property management, leasing, acquisition, development, construction and tenant-related services for its commercial and other real estate and multifamily real estate portfolio. The Company’s multifamily services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the three months ended March 31, 2023 and 2022. The Company had no long lived assets in foreign locations as of March 31, 2023 and December 31, 2022. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.
The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multifamily real estate and services). All properties classified as discontinued operations have been excluded.

Selected results of operations for the three months ended March 31, 2023 and 2022 and selected asset information as of March 31, 2023 and December 31, 2022 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial & Other Real Estate	Multifamily Real Estate & Services (d)	Corporate & Other (e)	Total Company
Total revenues:
Three months ended:
March 31, 2023	$3,948	$62,977	$—	$66,925
March 31, 2022	154	46,517	(502)	46,169

Total operating and interest expenses (a):
Three months ended:
March 31, 2023	$5,005	$27,053	$28,897	$60,955
March 31, 2022	(1,980)	24,786	29,182	51,988

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
March 31, 2023	$—	$(68)	$—	$(68)
March 31, 2022	—	(487)	—	(487)

Net operating income (loss) (b):
Three months ended:
March 31, 2023	$(1,057)	$35,856	$(28,897)	$5,902
March 31, 2022	2,134	21,244	(29,684)	(6,306)

Total assets:
March 31, 2023	$586,320	$3,195,735	$18,601	$3,800,656
December 31, 2022	597,459	3,302,188	21,121	3,920,768

Total long-lived assets (c):
March 31, 2023	$542,737	$2,985,057	$(1,428)	$3,526,366
December 31, 2022	547,923	3,101,286	(1,330)	3,647,879

Total investments in unconsolidated joint ventures:
March 31, 2023	$—	124,218	$—	$124,218
December 31, 2022	—	126,158	—	126,158

(a)Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; real estate services expenses; general and administrative, acquisition related costs and interest expense (net of interest income). All interest expense, net of interest and other investment income (including for property-level mortgages), is excluded from segment amounts and classified in Corporate & Other for all periods.
(b)Net operating income represents total revenues less total operating and interest expenses (as defined and classified in Note “a”), plus equity in earnings (loss) of unconsolidated joint ventures, for the period.
(c)Long-lived assets are comprised of net investment in rental property and unbilled rents receivable.
(d)Segment assets and operations were owned through a consolidated and variable interest entity commencing in February 2018.
(e)Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense), as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

Veris Residential, Inc.
The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net operating income (loss)	$5,902	$(6,306)
Add (deduct):
Depreciation and amortization	(23,876)	(18,838)
Land and other impairments, net	(3,396)	(2,932)
(Loss) Gain on disposition of developable land	(22)	2,623
Other income, net	1,998	—
Loss from continuing operations	(19,394)	(25,453)
Discontinued operations
Income from discontinued operations	2,384	19,090
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	780	1,836
Total discontinued operations, net	3,164	20,926
Net loss	(16,230)	(4,527)
Noncontrolling interests in consolidated joint ventures	587	974
Noncontrolling interests in Operating Partnership	2,329	2,779
Noncontrolling interest in discontinued operations	(293)	(1,881)
Redeemable noncontrolling interests	(6,366)	(6,437)
Net loss available to common shareholders	$(19,973)	$(9,092)

Veris Residential, L.P.
The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net operating income (loss)	$5,902	$(6,306)
Add (deduct):
Depreciation and amortization	(23,876)	(18,838)
Land and other impairments, net	(3,396)	(2,932)
Gain on disposition of developable land	(22)	2,623
Other income, net	1,998	—
Loss from continuing operations	(19,394)	(25,453)
Discontinued operations
Income from discontinued operations	2,384	19,090
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	780	1,836
Total discontinued operations, net	3,164	20,926
Net loss	(16,230)	(4,527)
Noncontrolling interests in consolidated joint ventures	587	974
Redeemable noncontrolling interests	(6,366)	(6,437)
Net loss available to common unitholders	$(22,009)	$(9,990)

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
As of March 31, 2023, the Company owns or has interests in 33 properties (collectively, the “Properties”) and developable land parcels. These Properties are comprised of 24 multifamily rental properties containing 7,681 apartment units as well as non-core assets comprised of five office properties, four parking/retail properties and eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and a non-core asset. The Properties are located in three states in the Northeast, plus the District of Columbia.
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
These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2022, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.
Results From Operations
The following comparisons for the three months ended March 31, 2023 (“2023”), as compared to the three months ended March 31, 2022 (“2022”), make reference to the following:
(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2021 excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2022 through March 31, 2023;
(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2022 through March 31, 2023; and
(iii)“Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2022 through March 31, 2023.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

(dollars in thousands)	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
Revenue from rental operations and other:
Revenue from leases	$59,678	$40,508	$19,170	47.3%
Parking income	4,459	3,682	777	21.1
Other income	1,877	1,069	808	75.6
Total revenues from rental operations	66,014	45,259	20,755	45.9

Property expenses:
Real estate taxes	11,142	7,837	3,305	42.2
Utilities	2,689	2,409	280	11.6
Operating services	11,970	8,480	3,490	41.2
Total property expenses	25,801	18,726	7,075	37.8

Non-property revenues:
Real estate services	911	910	1	0.1
Total non-property revenues	911	910	1	0.1

Non-property expenses:
Real estate services expenses	1,943	2,363	(420)	(17.8)
General and administrative	10,286	19,451	(9,165)	(47.1)
Transaction related costs	1,027	—	1,027	100.0
Depreciation and amortization	23,876	18,838	5,038	26.7
Land and other impairments, net	3,396	2,932	464	15.8
Total non-property expenses	40,528	43,584	(3,056)	(7.0)
Operating income (loss)	596	(16,141)	16,737	103.7
Other (expense) income:
Interest expense	(22,014)	(11,606)	(10,408)	(89.7)
Interest and other investment income	116	158	(42)	(26.6)
Equity in earnings (loss) of unconsolidated joint ventures	(68)	(487)	419	86.0
(Loss) gain on disposition of developable land	(22)	2,623	(2,645)	(100.8)
Other income, net	1,998	—	1,998	100.0
Total other (expense) income	(19,990)	(9,312)	(10,678)	114.7
Loss from continuing operations	(19,394)	(25,453)	6,059	23.8
Discontinued operations:
Income from discontinued operations	2,384	19,090	(16,706)	(87.5)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	780	1,836	(1,056)	(57.5)
Total discontinued operations	3,164	20,926	(17,762)	(84.9)
Net loss	$(16,230)	$(4,527)	$(11,703)	(258.5)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2023, as compared to 2022, divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2022 and 2023 (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2022 and 2023
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$19,170	47.3%	$8,890	21.9%	$10,280	25.4%	$—	—%
Parking income	777	21.1	576	15.6	266	7.2	(65)	(1.7)
Other income	808	75.6	725	67.8	83	7.8	—	—
Total	$20,755	45.9%	$10,191	22.5%	$10,629	23.5%	$(65)	(0.1)%

Property expenses:
Real estate taxes	$3,305	42.2%	$2,087	26.6%	$1,291	16.5%	$(73)	(0.9)%
Utilities	280	11.6	(104)	(4.3)	384	15.9	—	—
Operating services	3,490	41.2	1,215	14.3	2,309	27.2	(34)	(0.3)
Total	$7,075	37.8%	$3,198	17.1%	$3,984	21.3%	$(107)	(0.6)%

OTHER DATA:
Number of Consolidated Properties	25		23		2		2
Commercial Square feet (in thousands)	3,104		3,104		—		1,812
Multifamily portfolio (number of units)	5,535		4,545		990		—
Revenue from leases. Revenue from leases for the Same-Store Properties increased $8.9 million, or 21.9 percent, for 2023 as compared to 2022, due primarily to an increase in market rental rates and a reduction in concessions of the multifamily rental properties.
Parking income. Parking income for the Same-Store Properties increased $0.6 million, or 15.6 percent, for 2023 as compared to 2022 due primarily to increased usage at the parking garages in 2023 as compared to 2022.
Other income. Other income for the Same-Store Properties increased $0.7 million, or 67.8 percent, for 2023 as compared to 2022, due primarily to the return of escrow on a previous transaction.
Real estate taxes. Real estate taxes for the Same-Store Properties increased $2.1 million, or 26.6 percent, for 2023 as compared to 2022, due primarily to increased tax rates primarily related to properties located in Jersey City, New Jersey.
Utilities. Utilities for the Same-Store Properties remained relatively unchanged.
Operating services. Operating services for the Same-Store Properties increased $1.2 million, or 14.3 percent, for 2023 as compared to 2022, due primarily to increased repairs and maintenance costs.
Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) remained relatively unchanged.
Real estate services expense. Real estate services expense decreased $0.4 million, or 17.8 percent, for 2023 as compared to 2022, due primarily to lower salaries and related expenses from a reduction in third-party services activities.

General and administrative. General and administrative expenses decreased $9.2 million, or 47.1 percent, for 2023 as compared to 2022. This decrease was due primarily to higher severance and related costs in 2022 and cost reductions in 2023.
Depreciation and amortization. Depreciation and amortization increased $5.0 million, or 26.7 percent. This increase was primarily due to an increase of $4.8 million for Acquired and Developed Properties,
Land and other impairments, net. In 2023, the Company recorded net $3.4 million of impairment on a developable land parcel. In 2022, the Company recorded $2.9 million of impairments on developable land parcels. See Note 11: Disclosure of Fair Value of Assets and Liabilities.
Interest expense. Interest expense increased $10.4 million, or 89.7 percent, for 2023 as compared to 2022. The increase is primarily related to increases in LIBOR and SOFR rates as well as a reduction in capitalized interest in 2023 compared to 2022 due to Haus25 being placed in service during 2022.
Interest and other investment income (loss). Interest and other investment income (loss) remained relatively unchanged.
Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.4 million for 2023 as compared to 2022, due primarily to the improved operating performance of its unconsolidated joint ventures due to higher occupancy and rental rates.
Gain on disposition of developable land. In 2022, the Company recognized a gain of $2.6 million on the sale of developable land located in West Windsor, New Jersey.
Other Income, net. In 2023, the Company received insurance proceeds of $1.9 million.
Discontinued operations. For all periods presented, the Company classified 42 office properties and 3 hotels, all but four of which sold as of March 31, 2023, totaling 10.3 million square feet as discontinued operations. The Company recognized income from discontinued operations of $2.4 million in 2023 and $19.1 million in 2022. In 2023 and 2022, the Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $0.8 million and $1.8 million, respectively, on these properties. See Note 7: Discontinued Operations to the Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Overview
Rental revenue is the Company’s principal source of funds to pay its material cash commitments consisting of operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures. To the extent that the Company’s cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, the Company has and expects to continue to finance such activities through other debt and equity financings, proceeds from the sale of properties and joint venture capital.
The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of rental properties and land, and net cash provided by operating activities.
On April 5, 2023, VRT delivered notice to Rockpoint that VRT was exercising its right to purchase and redeem certain interests of Rockpoint and its affiliates in VRT. On April 6, 2023, Rockpoint delivered notice to VRT that Rockpoint was exercising its right under the VRLP Partnership Agreement to defer the closing of VRT’s purchase and redemption of those interests for one year. The Company estimates the redemption value of these interests to be approximately $480 million, subject to determination of a closing date for the transaction and completion of the final appraisal required by the VRPLP Partnership Agreement. See Note 14: Redeemable Noncontrolling Interests – Rockpoint transaction, for a discussion of the terms and conditions of the redemption of Rockpoint’s interests in VRT.

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
The dividends and distributions payable at March 31, 2023 and December 31, 2022 represent amounts payable on unvested LTIP units.
Unencumbered Properties
As of March 31, 2023, the Company had one unencumbered property with a carrying value of $14.3 million representing 3.8 percent of the Company’s total consolidated property count.
Cash Flows
Cash, cash equivalents and restricted cash increased by $9.5 million to $57.1 million at March 31, 2023, compared to $47.6 million at December 31, 2022. This increase is comprised of the following net cash flow items:
(1)$12.1 million provided by operating activities.
(2)$89.2 million provided by investing activities, consisting primarily of the following:
(a)$6.4 million received from proceeds from the sales of rental property; plus
(b)$1.9 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; plus
(c)$0.8 million received from repayment of notes receivable; minus
(d)$2.8 million used for additions to rental property, improvements and other costs; plus
(e)$2.9 million used for the development of rental property, other related costs and deposits; minus
(f)$2.9 million proceeds from insurance settlement.
(3)$91.9 million used in financing activities, consisting primarily of the following:
(a)$16.0 million used for repayments of revolving credit facility and term loan; plus
(b)$84.1 million used for repayments of mortgages, loans payable and other obligations; plus
(c)$6.4 million used for distribution to redeemable noncontrolling interests; plus
(d)$1.4 million used for payment of financing costs; minus
(e)$16.0 million from borrowings under the revolving credit facility.

Debt Financing
Summary of Debt
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2023:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)		Weighted Average Maturity in Years
Fixed Rate & Hedged Secured (c)	$1,827,360	100.00%	4.32%		3.47

Totals/Weighted Average:	$1,827,360	100.00%	4.32%	(b)	3.47
Unamortized deferred financing costs	(6,862)
Total Debt, Net	$1,820,498
(a)The actual weighted average of floating rates (LIBOR and SOFR) for the Company’s outstanding variable rate debt was 4.62 percent as of March 31, 2023 plus the applicable spread.
(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $0.7 million for the three months ended March 31, 2023.
(c)Includes debt with interest rate caps outstanding with a notional amount of $548 million.
Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2023 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments (a)
2023	$1,919	$58,998	$60,917	3.58%
2024 (b)	5,037	605,324	610,361	5.02%
2025	8,384	—	8,384	3.39%
2026	8,780	483,000	491,780	4.23%
2027	8,158	305,319	313,477	3.66%
Thereafter	7,418	335,023	342,441	3.98%
Sub-total	39,696	1,787,664	1,827,360	4.32%
Unamortized deferred financing costs	(6,862)	—	(6,862)
Totals/Weighted Average	$32,834	$1,787,664	$1,820,498	4.32%
(a)The actual weighted average of floating rates (LIBOR and SOFR) for the Company’s outstanding variable rate debt was 4.62 percent as of March 31, 2023, plus the applicable spread.
(b)Excludes amortized deferred financing costs primarily pertaining to the Company’s revolving credit facility which amounted to $0.7 million for the three months ended March 31, 2023.
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
Interest on borrowings under the 2021 Credit Facility and 2021 Term Loan was based on applicable base rate (the “Base Rate”) plus a margin ranging from 125 basis points to 275 basis points depending on the Base Rate elected, currently 0.12%. The Base Rate shall be either (A) the highest of (i) the Wall Street Journal prime rate, (ii) the greater of the then effective (x) Federal Funds Effective Rate, or (y) Overnight Bank Funding Rate plus 50 basis points, and (iii) a LIBO Rate, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Adjusted LIBO Rate”) and calculated for a one-month interest period, plus 100 basis points (such highest amount being the “ABR Rate”), or (B) the Adjusted LIBO Rate for the applicable interest period; provided, however, that the ABR Rate shall not be less than 1% and the Adjusted LIBO Rate shall not be less than zero.
The 2021 Credit Agreement, which applies to both the 2021 Credit Facility and 2021 Term Loan, included certain restrictions and covenants which limited, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios relating to the minimum collateral pool value ($800 million), maximum collateral pool leverage ratio (40 percent), minimum number of collateral pool properties (two), the maximum total leverage ratio (65 percent), the minimum debt service coverage ratio (1.10 times until May 6, 2022, 1.20 times from May 7, 2022 through May 6, 2023, and 1.40 times thereafter), and the minimum tangible net worth ratio (80% of tangible net worth as of December 31, 2020 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership).
In April 2023, the Company terminated the 2021 Credit Agreement and the 2021 Credit Facility.
Mortgages, Loans Payable and Other Obligations
The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.
Debt Strategy
The Company intends to utilize a combination of corporate and property level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with either available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property level indebtedness on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may use cash on hand to repay the debt. The Company is continually evaluating its financing and refinancing options, including the issuance of additional, or exchange of current, unsecured debt or common and preferred stock, and/or obtaining additional mortgage debt of the Operating Partnership, some or all of which may be completed in 2023. The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of real estate assets and joint ventures investments, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multifamily rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements
Dividend Reinvestment and Stock Purchase Plan
The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.4 million shares of the General Partner’s common stock have been reserved for future issuance. The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the General Partner’s shares of common stock. The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company’s effective registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for the approximately 5.4 million shares of the General Partner’s common stock reserved for issuance under the DRIP.
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of April 24, 2023.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of April 24, 2023.
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of March 31, 2023, the outstanding balance of such debt totaled $18.2 million of which $2 million was guaranteed by the Company.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss available to common shareholders	$(19,973)	$(9,092)
Add (deduct): Noncontrolling interests in Operating Partnership	(2,329)	(2,779)
Noncontrolling interests in discontinued operations	293	1,881
Real estate-related depreciation and amortization on continuing operations (a)	26,217	18,663
Real estate-related depreciation and amortization on discontinued operations	4,727	7,525
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(780)	(1,836)
Funds from operations available to common stock and Operating Partnership unitholders (b)	$8,155	$14,362
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $2.6 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. Excludes non-real estate-related depreciation and amortization of $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
(b)Net loss available to common shareholders for the three months ended March 31, 2023 and 2022 included $3.4 million and $2.9 million, respectively, of land impairment charges and $22 thousand and $2.6 million, respectively, gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets.

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
For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.
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
Approximately $1.8 billion of the Company’s long-term debt as of March 31, 2023 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The effective interest rates on the Company’s variable rate debt as of March 31, 2023 ranged from LIBOR/SOFR plus 141 basis points to LIBOR/SOFR plus 275 basis points. Assuming interest-rate swaps and caps are not in effect as of March 31, 2023, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $5.5 million annually. As of March 31, 2023, the Company's indebtedness with an aggregate principal balance of $1.8 billion had an estimated aggregate fair value of $1.7 billion and if market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of March 31, 2022 would be approximately $54.6 million higher or lower, respectively.
The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

March 31, 2023 Debt, including current portion ($s in thousands)	4/1/23 - 12/31/2023	2024	2025	2026	2027	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate	$60,917	$610,361	$8,384	$491,780	$313,477	$342,441	$1,827,360	$(6,862)	$1,820,498	$1,747,546
Weighted Average Interest Rate	3.58%	5.02%	3.39%	4.23%	3.66%	3.98%			4.40%
(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of March 31, 2023.

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
Item 1A. Risk Factors
There have been no material changes in our assessment of risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2022 of the General Partner and the Operating Partnership.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)COMMON STOCK
During the three months ended March 31, 2023, the Company issued 378,902 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.
(b)Not Applicable.
(c)Not Applicable.
Item 3. Defaults Upon Senior Securities
(a)Not Applicable.
(b)Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a)Not Applicable.
(b)Not Applicable.
(c)Not Applicable.
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

101.1*	The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* filed herewith
# management contract or compensatory plan or arrangement

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date:	April 26, 2023	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	April 26, 2023	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	April 26, 2023	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	April 26, 2023	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)