Form 10-Q
period 2023-06-30
Veris Residential, Inc.; Veris Residential, L.P.
filed 2023-07-26
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
As of July 24, 2023, there were 92,064,713 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2023 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of June 30, 2023, the General Partner owned an approximate 91.2 percent common unit interest in the Operating Partnership. The remaining approximate 8.8 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long-term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
The results of operations for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	June 30, 2023	December 31, 2022
Rental property
Land and leasehold interests	$483,195	$492,204
Buildings and improvements	2,845,193	3,332,315
Tenant improvements	40,809	122,509
Furniture, fixtures and equipment	100,803	99,094
	3,470,000	4,046,122
Less – accumulated depreciation and amortization	(438,113)	(631,910)
	3,031,887	3,414,212
Real estate held for sale, net	122,690	193,933
Net investment in rental property	3,154,577	3,608,145
Cash and cash equivalents	396,940	26,782
Restricted cash	27,614	20,867
Investments in unconsolidated joint ventures	122,435	126,158
Unbilled rents receivable, net	7,808	39,734
Deferred charges and other assets, net	58,961	96,162
Accounts receivable	4,498	2,920

Total assets	$3,772,833	$3,920,768
LIABILITIES AND EQUITY
Mortgages, loans payable and other obligations, net	$1,820,981	$1,903,977
Mandatorily redeemable noncontrolling interests	487,619	—
Dividends and distributions payable	72	110
Accounts payable, accrued expenses and other liabilities	53,239	72,041
Rents received in advance and security deposits	15,710	22,941
Accrued interest payable	6,963	7,131
Total liabilities	2,384,584	2,006,200

Commitments and contingencies

Redeemable noncontrolling interests	40,231	515,231

Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 92,041,386 and 91,141,649 shares outstanding	918	911
Additional paid-in capital	2,540,309	2,532,182
Dividends in excess of net earnings	(1,348,792)	(1,301,385)
Accumulated other comprehensive income	4,518	3,977
Total Veris Residential, Inc. stockholders’ equity	1,196,953	1,235,685

Noncontrolling interests in subsidiaries:
Operating Partnership	115,307	126,109
Consolidated joint ventures	35,758	37,543
Total noncontrolling interests in subsidiaries	151,065	163,652

Total equity	1,348,018	1,399,337

Total liabilities and equity	$3,772,833	$3,920,768
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2023	2022	2023	2022
Revenue from leases	$61,909	$47,313	$121,747	$91,256
Real estate services	643	896	1,554	1,807
Parking income	4,796	4,173	9,129	7,760
Other income	1,381	1,431	3,258	2,491
Total revenues	68,729	53,813	135,688	103,314

EXPENSES
Real estate taxes	7,860	7,911	18,980	16,201
Utilities	2,379	1,895	4,882	4,247
Operating services	14,044	13,100	26,307	25,964
Real estate services expenses	4,389	2,920	6,332	5,283
General and administrative	9,582	11,527	19,865	30,976
Transaction related costs	3,319	1,345	4,347	1,345
Depreciation and amortization	23,684	21,015	47,331	39,456
Land and other impairments, net	—	3,900	3,396	6,832
Total expenses	65,257	63,613	131,440	130,304

OTHER (EXPENSE) INCOME
Interest expense	(21,692)	(14,741)	(43,706)	(26,348)
Interest cost of mandatorily redeemable noncontrolling interests	(13,390)	—	(13,390)	—
Interest and other investment income	3,927	189	4,043	347
Equity in earnings of unconsolidated joint ventures	2,700	2,638	2,633	2,151
Gain (loss) on disposition of developable land	—	55,125	(22)	57,748
Loss from extinguishment of debt, net	(2,657)	(129)	(2,657)	(129)
Other income, net	853	—	2,851	—
Total other (expense) income, net	(30,259)	43,082	(50,248)	33,769
(Loss) income from continuing operations	(26,787)	33,282	(46,000)	6,779
Discontinued operations:
(Loss) income from discontinued operations	140	5,808	2,344	25,948
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(3,488)	(4,440)	(2,709)	(2,604)
Total discontinued operations, net	(3,348)	1,368	(365)	23,344
Net (loss) income	(30,135)	34,650	(46,365)	30,123
Noncontrolling interests in consolidated joint ventures	636	784	1,223	1,758
Noncontrolling interests in Operating Partnership of income from continuing operations	2,384	(2,568)	4,696	305
Noncontrolling interests in Operating Partnership in discontinued operations	298	(127)	22	(2,102)
Redeemable noncontrolling interests	(617)	(6,366)	(6,983)	(12,803)
Net (loss) income available to common shareholders	$(27,434)	$26,373	$(47,407)	$17,281

Basic earnings per common share:
(Loss) income from continuing operations	$(0.27)	$0.24	$(0.56)	$(0.11)
Discontinued operations	(0.03)	0.01	0.00	0.23
Net (loss) income available to common shareholders	$(0.30)	$0.25	$(0.56)	$0.12

Diluted earnings per common share:
(Loss) income from continuing operations	$(0.27)	$0.24	$(0.56)	$(0.11)
Discontinued operations	(0.03)	0.01	0.00	0.23
Net (loss) income available to common shareholders	$(0.30)	$0.25	$(0.56)	$0.12

Basic weighted average shares outstanding	91,873	91,027	91,551	90,989

Diluted weighted average shares outstanding	100,854	100,352	100,691	100,171
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(30,135)	$34,650	$(46,365)	$30,123
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	1,536	(60)	591	2,122
Comprehensive (loss) income	$(28,599)	$34,590	$(45,774)	$32,245
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	636	784	1,223	1,758
Comprehensive income attributable to redeemable noncontrolling interests	(617)	(6,366)	(6,983)	(12,803)
Comprehensive loss (income) attributable to noncontrolling interests in Operating Partnership	2,545	(2,689)	4,668	(1,987)
Comprehensive (loss) income attributable to common shareholders	$(26,035)	$26,319	$(46,866)	$19,213
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended June 30, 2023	Shares	Par Value
Balance at April 1, 2023	91,620	915	$2,533,854	$(1,321,358)	$3,119	$157,439	$1,373,969
Net loss	—	—	—	(27,434)	—	(2,701)	(30,135)
Redeemable noncontrolling interests	—	—	—	—	—	(617)	(617)
Redemption of common units for common stock	271	3	4,189	—	—	(4,192)	—
Redemption of common units	—	—	—	—	—	(78)	(78)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	21	—	86	—	—	—	86
Stock compensation	144	—	3,381	—	—	94	3,475
Cancellation of restricted shares	(15)	—	(219)	—	—	—	(219)
Other comprehensive income	—	—	—	—	1,399	137	1,536
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(983)	—	—	983	—
Balance at June 30, 2023	92,041	918	$2,540,309	$(1,348,792)	$4,518	$151,065	$1,348,018

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended June 30, 2022	Shares	Par Value
Balance at April 1, 2022	90,956	909	$2,531,188	$(1,258,411)	$1,995	$165,120	$1,440,801
Net income	—	—	—	26,373	—	8,277	34,650
Redeemable noncontrolling interests	—	—	(3,524)	—	—	(6,726)	(10,250)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	7	7
Redemption of common units for common stock	11	—	161	—	—	(161)	—
Redemption of common units	—	—	—	—	—	(359)	(359)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	16	—	—	—	16
Directors' deferred compensation plan	—	—	110	—	—	—	110
Stock compensation	136	2	2,507	—	—	445	2,954
Cancellation of common stock	(41)	—	(696)	—	—	—	(696)
Other comprehensive loss	—	—	—	—	(54)	(6)	(60)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(4,296)	—	—	4,296	—
Balance at June 30, 2022	91,063	911	$2,525,466	$(1,232,038)	$1,941	$170,893	$1,467,173
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Six Months Ended June 30, 2023	Shares	Par Value
Balance at January 1, 2023	91,142	911	$2,532,182	$(1,301,385)	$3,977	$163,652	$1,399,337
Net (loss) income	—	—	—	(47,407)	—	1,042	(46,365)
Redeemable noncontrolling interests	—	—	(4,516)	—	—	(7,444)	(11,960)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(562)	(562)
Redemption of common units for common stock	650	7	9,044	—	—	(9,051)	—
Redemption of common units	—	—	—	—	—	(94)	(94)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	21	—	196	—	—	—	196
Stock compensation	259	—	6,852	—	—	487	7,339
Cancellation of restricted shares	(31)	—	(466)	—	—	—	(466)
Other comprehensive income	—	—	—	—	541	50	591
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,985)	—	—	2,985	—
Balance at June 30, 2023	92,041	918	$2,540,309	$(1,348,792)	$4,518	$151,065	$1,348,018

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Six Months Ended June 30, 2022	Shares	Par Value
Balance at January 1, 2022	90,948	909	$2,530,383	$(1,249,319)	$9	$167,436	$1,449,418
Net income	—	—	—	17,281	—	12,842	30,123
Common unit distributions	—	—	—	—	—	218	218
Redeemable noncontrolling interests	—	—	(6,466)	—	—	(13,454)	(19,920)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	18	18
Redemption of common units for common stock	11	—	161	—	—	(161)	—
Redemption of common units	—	—	—	—	—	(1,801)	(1,801)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	27	—	—	—	27
Directors' deferred compensation plan	—	—	220	—	—	—	220
Stock compensation	143	2	4,464	—	—	2,978	7,444
Cancellation of restricted shares	(41)	—	(696)	—	—	—	(696)
Other comprehensive income	—	—	—	—	1,932	190	2,122
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,627)	—	—	2,627	—
Balance at June 30, 2022	91,063	911	$2,525,466	$(1,232,038)	$1,941	$170,893	$1,467,173
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net (loss) income	$(46,365)	$30,123
Net loss (income) from discontinued operations	365	(23,344)
Net (loss) income from continuing operations	(46,000)	6,779
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	47,269	39,480
Amortization of deferred compensation stock units	196	220
Amortization of stock compensation	7,339	7,444
Amortization of deferred financing costs	1,808	2,358
Equity in earnings of unconsolidated joint ventures	(2,633)	(2,151)
Distributions of cumulative earnings from unconsolidated joint ventures	—	13
Loss (gain) on disposition of developable land	22	(57,748)
Land and other impairments, net	3,396	6,832
Loss from extinguishment of debt	2,657	129
Gain on insurance proceeds	(2,851)	—
Interest cost of mandatorily redeemable noncontrolling interests	13,390	—
Changes in operating assets and liabilities:
Decrease in unbilled rents receivable, net	1,695	3,560
Increase in deferred charges and other assets	(1,610)	(3,894)
(Increase) decrease in accounts receivable, net	(248)	225
Decrease in accounts payable, accrued expenses and other liabilities	(7,188)	(2,915)
Increase in rents received in advance and security deposits	502	2,171
Increase (decrease) in accrued interest payable	158	(39)
Net cash flows provided by operating activities - continuing operations	17,902	2,464
Net cash flows provided by operating activities - discontinued operations	6,462	43,246

Net cash provided by operating activities	$24,364	$45,710

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$—	$(5,192)
Rental property additions, improvements and other costs	(5,747)	(8,147)
Development of rental property and other related costs	(5,647)	(40,673)
Proceeds from the sales of rental property	6,528	28,596
Repayment of notes receivable	1,257	1,433
Investment in unconsolidated joint ventures	(98)	(147)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,454	7,450
Proceeds from insurance settlements	3,239	—
Net cash provided by (used in) investing activities - continuing operations	5,986	(16,680)
Net cash provided by investing activities - discontinued operations	445,648	171,754

Net cash provided by investing activities	$451,634	$155,074

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$16,000	$43,000
Repayment of revolving credit facility	(16,000)	(115,000)
Proceeds from mortgages and loans payable	—	149,068
Repayment of mortgages, loans payable and other obligations	(84,258)	(240,270)
Redemption of redeemable noncontrolling interests, net	—	(12,000)
Payment of early debt extinguishment costs	(251)	(5,140)
Common unit redemptions	(94)	(2,497)
Payment of financing costs	(1,721)	(3,025)
Contribution from noncontrolling interests	—	18
Distributions to redeemable noncontrolling interests	(12,731)	(12,908)
Payment of common dividends and distributions	(38)	(56)

Net cash used in financing activities	$(99,093)	$(198,810)

Net increase in cash and cash equivalents	$376,905	$1,974
Cash, cash equivalents and restricted cash, beginning of period (1)	47,649	51,455

Cash, cash equivalents and restricted cash, end of period (2)	$424,554	$53,429
(1)Includes Restricted Cash of $20,867 and $19,701 as of December 31, 2022 and 2021, respectively.
(2)Includes Restricted Cash of $27,614 and $24,356 as of June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	June 30, 2023	December 31, 2022
Rental property
Land and leasehold interests	$483,195	$492,204
Buildings and improvements	2,845,193	3,332,315
Tenant improvements	40,809	122,509
Furniture, fixtures and equipment	100,803	99,094
	3,470,000	4,046,122
Less – accumulated depreciation and amortization	(438,113)	(631,910)
	3,031,887	3,414,212
Real estate held for sale, net	122,690	193,933
Net investment in rental property	3,154,577	3,608,145
Cash and cash equivalents	396,940	26,782
Restricted cash	27,614	20,867
Investments in unconsolidated joint ventures	122,435	126,158
Unbilled rents receivable, net	7,808	39,734
Deferred charges and other assets, net	58,961	96,162
Accounts receivable	4,498	2,920

Total assets	$3,772,833	$3,920,768
LIABILITIES AND EQUITY
Mortgages, loans payable and other obligations, net	$1,820,981	$1,903,977
Mandatorily redeemable noncontrolling interests	487,619	—
Distributions payable	72	110
Accounts payable, accrued expenses and other liabilities	53,239	72,041
Rents received in advance and security deposits	15,710	22,941
Accrued interest payable	6,963	7,131
Total liabilities	2,384,584	2,006,200

Commitments and contingencies

Redeemable noncontrolling interests	40,231	515,231

Partners’ Capital:
General Partner, 92,041,386 and 91,141,649 common units outstanding	1,127,647	1,163,935
Limited partners, 8,666,675 and 9,301,521 common units/LTIPs outstanding	180,095	193,882
Accumulated other comprehensive income	4,518	3,977
Total Veris Residential, L.P. partners’ capital	1,312,260	1,361,794

Noncontrolling interests in consolidated joint ventures	35,758	37,543

Total equity	1,348,018	1,399,337

Total liabilities and equity	$3,772,833	$3,920,768
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2023	2022	2023	2022
Revenue from leases	$61,909	$47,313	$121,747	$91,256
Real estate services	643	896	1,554	1,807
Parking income	4,796	4,173	9,129	7,760
Other income	1,381	1,431	3,258	2,491
Total revenues	68,729	53,813	135,688	103,314
EXPENSES
Real estate taxes	7,860	7,911	18,980	16,201
Utilities	2,379	1,895	4,882	4,247
Operating services	14,044	13,100	26,307	25,964
Real estate services expenses	4,389	2,920	6,332	5,283
General and administrative	9,582	11,527	19,865	30,976
Transaction related costs	3,319	1,345	4,347	1,345
Depreciation and amortization	23,684	21,015	47,331	39,456
Land and other impairments, net	—	3,900	3,396	6,832
Total expenses	65,257	63,613	131,440	130,304
OTHER (EXPENSE) INCOME
Interest expense	(21,692)	(14,741)	(43,706)	(26,348)
Interest cost of mandatorily redeemable noncontrolling interests	(13,390)	—	(13,390)	—
Interest and other investment income	3,927	189	4,043	347
Equity in earnings of unconsolidated joint ventures	2,700	2,638	2,633	2,151
Gain (loss) on disposition of developable land	—	55,125	(22)	57,748
Loss from extinguishment of debt, net	(2,657)	(129)	(2,657)	(129)
Other income, net	853	—	2,851	—
Total other (expense) income, net	(30,259)	43,082	(50,248)	33,769
(Loss) income from continuing operations	(26,787)	33,282	(46,000)	6,779
Discontinued operations:
(Loss) income from discontinued operations	140	5,808	2,344	25,948
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(3,488)	(4,440)	(2,709)	(2,604)
Total discontinued operations, net	(3,348)	1,368	(365)	23,344
Net (loss) income	(30,135)	34,650	(46,365)	30,123
Noncontrolling interests in consolidated joint ventures	636	784	1,223	1,758
Redeemable noncontrolling interests	(617)	(6,366)	(6,983)	(12,803)
Net loss (income) available to common unitholders	$(30,116)	$29,068	$(52,125)	$19,078
Basic earnings per common unit:
Loss from continuing operations	$(0.27)	$0.24	$(0.56)	$(0.11)
Discontinued operations	(0.03)	0.01	0.00	0.23
Net loss available to common unitholders	$(0.30)	$0.25	$(0.56)	$0.12
Diluted earnings per common unit:
(Loss) income from continuing operations	$(0.27)	$0.24	$(0.56)	$(0.11)
Discontinued operations	(0.03)	0.01	0.00	0.23
Net (loss) income available to common unitholders	$(0.30)	$0.25	$(0.56)	$0.12

Basic weighted average units outstanding	100,854	100,329	100,691	100,133

Diluted weighted average units outstanding	100,854	100,352	100,691	100,171
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(30,135)	$34,650	$(46,365)	$30,123
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	1,536	(60)	591	2,122
Comprehensive (loss) income	$(28,599)	$34,590	$(45,774)	$32,245
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	636	784	1,223	1,758
Comprehensive income attributable to redeemable noncontrolling interests	(617)	(6,366)	(6,983)	(12,803)
Comprehensive (loss) income attributable to common unitholders	$(28,580)	$29,008	$(51,534)	$21,200
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended June 30, 2023	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at April 1, 2023	91,620	9,116	$1,147,640	$186,816	$3,119	$36,394	$1,373,969
Net loss	—	—	(27,434)	(2,682)	—	(19)	(30,135)
Redeemable noncontrolling interests	—	—	—	—	—	(617)	(617)
Vested LTIP units	—	26	—	—	—	—	—
Redemption of limited partners common units for common stock	271	(271)	4,192	(4,192)	—	—	—
Redemption of limited partner common units	—	(4)	—	(78)	—	—	(78)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	21	—	86	—	—	—	86
Other comprehensive income	—	—	—	137	1,399	—	1,536
Stock compensation	144	—	3,381	94	—	—	3,475
Cancellation of common stock	(15)	—	(219)	—	—	—	(219)
Balance at June 30, 2023	92,041	8,867	$1,127,647	$180,095	$4,518	$35,758	$1,348,018

For the Three Months Ended June 30, 2022	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at April 1, 2022	90,956	8,962	$1,201,834	$197,552	$1,995	$39,420	$1,440,801
Net income	—	—	26,373	2,695	—	5,582	34,650
Redeemable noncontrolling interests	—	—	(3,524)	(360)	—	(6,366)	(10,250)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	7	7
Vested LTIP units	—	362	—	—	—	—	—
Redemption of limited partners common units for common stock	11	(11)	161	(161)	—	—	—
Redemption of limited partners common units	—	(23)	—	(359)	—	—	(359)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	16	—	—	—	16
Directors' deferred compensation plan	—	—	110	—	—	—	110
Other comprehensive loss	—	—	—	(6)	(54)	—	(60)
Stock compensation	136	—	2,509	445	—	—	2,954
Cancellation of common stock	(41)	—	(696)	—	—	—	(696)
Balance at June 30, 2022	91,063	9,290	$1,226,783	$199,806	$1,941	$38,643	$1,467,173
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Six Months Ended June 30, 2023	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2023	91,142	9,301	$1,163,935	$193,882	$3,977	$37,543	$1,399,337
Net (loss) income	—	—	(47,407)	(4,718)	—	5,760	(46,365)
Unit distributions	—	—	—	—	—	—	—
Redeemable noncontrolling interests	—	—	(4,516)	(461)	—	(6,983)	(11,960)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(562)	(562)
Vested LTIP units	—	221	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	650	(650)	9,051	(9,051)	—	—	—
Redemption of limited partner common units	—	(5)	—	(94)	—	—	(94)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	21	—	196	—	—	—	196
Other comprehensive income	—	—	—	50	541	—	591
Stock compensation	259	—	6,852	487	—	—	7,339
Cancellation of restricted shares	(31)	—	(466)	—	—	—	(466)
Balance at June 30, 2023	92,041	8,867	$1,127,647	$180,095	$4,518	$35,758	$1,348,018

For the Six Months Ended June 30, 2022	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2022	90,948	9,013	$1,211,790	$197,236	$9	$40,383	$1,449,418
Net income	—	—	17,281	1,797	—	11,045	30,123
Distributions to unitholders	—	—	—	218	—	—	218
Redeemable noncontrolling interests	—	—	(6,466)	(651)	—	(12,803)	(19,920)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	18	18
Vested LTIP units	—	397	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	11	(11)	161	(161)	—	—	—
Redemption of limited partners common units	—	(109)	—	(1,801)	—	—	(1,801)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	27	—	—	—	27
Directors' deferred compensation plan	—	—	220	—	—	—	220
Other comprehensive income	—	—	—	190	1,932	—	2,122
Stock compensation	143	—	4,466	2,978	—	—	7,444
Cancellation of restricted shares	(41)	—	(696)	—	—	—	(696)
Balance at June 30, 2022	91,063	9,290	$1,226,783	$199,806	$1,941	$38,643	$1,467,173
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net (loss) income	$(46,365)	$30,123
Net loss (income) from discontinued operations	365	(23,344)
Net (loss) income from continuing operations	(46,000)	6,779
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	47,269	39,480
Amortization of deferred compensation stock units	196	220
Amortization of stock compensation	7,339	7,444
Amortization of deferred financing costs	1,808	2,358
Equity in earnings of unconsolidated joint ventures	(2,633)	(2,151)
Distributions of cumulative earnings from unconsolidated joint ventures	—	13
Loss (gain) on disposition of developable land	22	(57,748)
Land and other impairments, net	3,396	6,832
Loss from extinguishment of debt	2,657	129
Gain on insurance proceeds	(2,851)	—
Interest cost of mandatorily redeemable noncontrolling interests	13,390	—
Changes in operating assets and liabilities:
Decrease in unbilled rents receivable, net	1,695	3,560
Increase in deferred charges and other assets	(1,610)	(3,894)
(Increase) decrease in accounts receivable, net	(248)	225
Decrease in accounts payable, accrued expenses and other liabilities	(7,188)	(2,915)
Increase in rents received in advance and security deposits	502	2,171
Increase (decrease) in accrued interest payable	158	(39)
Net cash flows provided by operating activities - continuing operations	17,902	2,464
Net cash flows provided by operating activities - discontinued operations	6,462	43,246

Net cash provided by operating activities	$24,364	$45,710

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$—	$(5,192)
Rental property additions, improvements and other costs	(5,747)	(8,147)
Development of rental property and other related costs	(5,647)	(40,673)
Proceeds from the sales of rental property	6,528	28,596
Repayment of notes receivable	1,257	1,433
Investment in unconsolidated joint ventures	(98)	(147)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,454	7,450
Proceeds from insurance settlements	3,239	—
Net cash provided by (used in) investing activities - continuing operations	5,986	(16,680)
Net cash provided by investing activities - discontinued operations	445,648	171,754

Net cash provided by investing activities	$451,634	$155,074

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$16,000	$43,000
Repayment of revolving credit facility	(16,000)	(115,000)
Proceeds from mortgages and loans payable	—	149,068
Repayment of mortgages, loans payable and other obligations	(84,258)	(240,270)
Redemption of redeemable noncontrolling interests, net	—	(12,000)
Payment of early debt extinguishment costs	(251)	(5,140)
Common unit redemptions	(94)	(2,497)
Payment of financing costs	(1,721)	(3,025)
Contribution from noncontrolling interests	—	18
Distributions to redeemable noncontrolling interests	(12,731)	(12,908)
Payment of common dividends and distributions	(38)	(56)

Net cash used in financing activities	$(99,093)	$(198,810)

Net increase in cash and cash equivalents	$376,905	$1,974
Cash, cash equivalents and restricted cash, beginning of period (1)	47,649	51,455

Cash, cash equivalents and restricted cash, end of period (2)	$424,554	$53,429
(1)Includes Restricted Cash of $20,867 and $19,701 as of December 31, 2022 and 2021, respectively.
(2)Includes Restricted Cash of $27,614 and $21,153 as of June 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.2 and 90.7 percent common unit interest in the Operating Partnership as of June 30, 2023 and December 31, 2022, respectively.
The Company develops, owns and operates predominantly multifamily rental properties located primarily in the Northeast, as well as a portfolio of non-strategic commercial properties and a parcel of land located in the Northeast. The Company recently completed its transition to a pure-play multifamily REIT and is focused on conducting business in a socially, ethically, and environmentally responsible manner, while seeking to maximize value for all stakeholders. Veris Residential, Inc. was incorporated on May 24, 1994.
Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.
As of June 30, 2023, the Company owned or had interests in 24 multifamily rental properties as well as non-core assets comprised of three office properties and four parking/retail properties. The Properties are comprised of: (a) 23 wholly-owned or Company-controlled properties comprised of 17 multifamily properties and six non-core assets, and (b) eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and a non-core asset.

On July 25, 2023, Veris Residential Trust ("VRT") and the Operating Partnership entered into a REIT Interest and Partnership Interest Purchase Agreement (the “Rockpoint Purchase Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint") pursuant to which VRT and the Operating Partnership acquired from Rockpoint all of the Preferred Units that constituted the Put/Call Interests for an aggregate purchase price of $520 million (the "Rockpoint Redemption”). The Rockpoint Redemption was completed concurrently with the signing of the agreement. In addition, on July 25, 2023, the Company also entered into a revolving credit and term loan agreement (“2023 Credit Agreement”) that provides for a $60 million senior secured revolving credit facility (the “2023 Revolving Credit Facility”) and a $115 million senior secured term loan facility (the “2023 Term Loan”), of which the Company drew down on the entire $115 million 2023 Term Loan and $52 million of the 2023 Revolving Credit Facility, which along with cash on hand, was used to complete the Rockpoint Redemption. For more information about the Rockpoint Purchase Agreement, 2023 Revolving Credit Facility and 2023 Term Loan, see Part II, Item 5. Other Information.
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
As of June 30, 2023 and December 31, 2022, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P. (See Note 14: Redeemable Noncontrolling Interests – Rockpoint Transaction), have total real estate assets of $454.6 million and $468.1 million, respectively, other assets of $6.6 million and $6.0 million, respectively, mortgages of $285.4 million and $285.5 million, respectively, and other liabilities of $15.3 million and $17.3 million, respectively.
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
Rental Property
Rental properties are reported at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Where an acquisition has been determined to be an asset acquisition, acquisition-related transaction costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.2 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and improvements, which enhance or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
Included in net investment in rental property as of June 30, 2023 and December 31, 2022 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Land held for development (including pre-development costs, if any) (a)(b)	$256,190	$264,934
Development and construction in progress, including land (c)	36,601	205,173
Total	$292,791	$470,107
(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $95.1 million and $97.7 million as of June 30, 2023 and December 31, 2022, respectively.
(b)Includes $63.5 million of land and $7.6 million of building and improvements classified as to assets held for sale at June 30, 2023.
(c)Includes land of $11.5 million as of June 30, 2023 and $13.6 million as of December 31, 2022.

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
Dividends and Distributions Payable
As a result of the completion of the Company’s transformation to a pure-play multifamily REIT, as well as the Company’s current estimates of taxable income, the Board of Directors of the General Partner (the "Board of Directors") has decided to reinstate a quarterly dividend beginning with the third quarter of 2023. The Company will reevaluate its dividend as the Company completes the sale of non-strategic asset sales.

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

On July 24, 2023, the Company declared a $0.05 dividend per common share to be payable on October 10, 2023 to shareholders of record as of the close of business on September 30, 2023.

The dividends and distributions payable at June 30, 2023 and December 31, 2022 represent amounts payable on unvested LTIP units.
3.    RECENT TRANSACTIONS
Real Estate Held for Sale/Discontinued Operations/Dispositions
The Company has discontinued operations related to its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) which represented a strategic shift in the Company’s operations beginning in 2019. During the second quarter of 2023, the Company identified one additional office property as discontinued operations. See Note 7: Discontinued Operations.
As of June 30, 2023, the Company included as held for sale two office properties totaling approximately 0.6 million square feet and several developable land parcels, which are located in Jersey City, Holmdel and Parsippany, New Jersey.
During the six months ended June 30, 2023, a land parcel that was previously identified as held for sale was reclassified as held and used. As a result of recent sales contracts in place, the Company determined that the carrying value of one office and three land parcels held for sale were not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and six months ended June 30, 2023, recognized impairment of $3.6 million and $7.0 million, respectively.
The total estimated sales proceeds of real estate held for sale, net of expected selling costs, are expected to be approximately $131.7 million.

The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands) as of June 30, 2023:

	Office Portfolio	Other Properties Held for Sale	Total
Land	$5,327	$64,888	$70,215
Building & Other	92,097	10,853	102,950
Less: Accumulated depreciation	(37,789)	—	(37,789)
Less: Cumulative unrealized losses on property held for sale	(8,070)	(4,616)	(12,686)
Real estate held for sale, net	$51,565	$71,125	$122,690

Other assets and liabilities	Office Portfolio	Other Properties Held for Sale	Total
Unbilled rents receivable, net (a)	$1,177	$—	$1,177
Deferred charges, net (a)	620	—	620
Accounts payable, accrued exp & other liability	(1,564)	(67)	(1,631)
Unearned rents/deferred rental income (a)	(120)	—	(120)
(a)Expected to be removed with the completion of the sales.
The Company disposed of the following rental property during the six months ended June 30, 2023 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Discontinued Operations Realized Gains (Losses)/ Unrealized Losses, net
02/10/23	XS Hotels	Weehawken, New Jersey	2	—	Hotel	$93,358	(a)	$92,578	$780
04/04/23	Harborside 1, 2 and 3	Jersey City, New Jersey	3	1,886,800	Office	362,446		362,304	142
Totals			5	1,886,800		$455,804		$454,882	$922
(a)Included the proceeds of $84 million used to repay the mortgage loan encumbering the property at closing.
The Company disposed of the following developable land holding during the six months ended June 30, 2023 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds		Net Carrying Value	Realized Gains (Losses)/ Unrealized Losses, net
03/17/23	Columbia-Honeywell	Morris Township, New Jersey	$8,214	(a)	$8,236	$(22)
Totals			$8,214		$8,236	$(22)
(a)    Included deposits totaling $1.1 million received by the Company in December 2022 and January 2023.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2023, the Company had an aggregate investment of approximately $122.4 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or in anticipation of possible development of rental properties. As of June 30, 2023, the unconsolidated joint ventures owned: seven multifamily properties totaling 2,146 apartment units, a retail property aggregating approximately 51,000 square feet and interests and/or rights to developable land parcels able to accommodate up to 829 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of June 30, 2023, the outstanding balance of such debt, subject to guarantees, totaled $18.2 million of which $2.0 million was guaranteed by the Company.
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.5 million and $0.9 million for such services in the three months ended June 30, 2023 and 2022, respectively. The Company had $0.6 million and $0.2 million in accounts receivable due from its unconsolidated joint ventures as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.
The following is a summary of the Company's unconsolidated joint ventures as of June 30, 2023 and December 31, 2022 (dollars in thousands):

						Property Debt
Entity / Property Name	Number of Apartment Units or Rentable SF		Company's Effective Ownership % (a)	Carrying Value		As of June 30, 2023			Interest Rate

				June 30, 2023	December 31, 2022	Balance	Maturity Date
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$1,038	$1,747	$60,767	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	4,767	5,114	82,000	11/10/26		3.21%
Capstone at Port Imperial	360	units	40.00%	22,505	23,234	135,000	12/22/24	SOFR+	1.2%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	32,365	32,372	90,447	07/01/33		4.82%
Urby at Harborside (e)	762	units	85.00%	59,663	61,594	187,137	08/01/29		5.197%
PI North - Land (b) (f)	829	potential units	20.00%	1,678	1,678	—	—		—
Other (g)				419	419	—	—		—
Totals:				$122,435	$126,158	$585,543
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
(d)Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $36,500, bears interest at LIBOR +2.85 percent, matures in October 2023; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, with a fixed rate of 5.125%. On January 10, 2023, the loan was modified bearing interest at SOFR +2.00 percent and matures in January 2025; (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $18,200, which bears interest at SOFR +2.00 percent and originally matured in January 2023. The loan has been extended with a maturity date of October 1, 2023.

(e)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company had guaranteed $22 million of the principal outstanding debt. On February 1, 2023, the lender released the guarantor of all obligations under the Guaranty Agreement.
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
The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity / Property Name	2023	2022	2023	2022
Multifamily
Metropolitan and Lofts at 40 Park	$(326)	$(95)	$(608)	$(233)
RiverTrace at Port Imperial	144	80	282	147
Capstone at Port Imperial	(126)	23	(313)	49
Riverpark at Harrison	67	45	405	45
Station House	91	(96)	(7)	(455)
Urby at Harborside	2,906	2,793	2,973	2,768
PI North - Land	(56)	(102)	(96)	(173)
Liberty Landing	—	(10)	(3)	(10)
Other
Other	—	—	—	13

Company's equity in earnings of unconsolidated joint ventures (a)	$2,700	$2,638	$2,633	$2,151
(a)Amounts are net of amortization of basis differences of $154 for each of the three months ended June 30, 2023 and 2022 and $309 for each of the six months ended June 30, 2023 and 2022.
The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Assets:
Rental Property, net	$736,427	$745,210
Other assets	32,786	39,241
Total assets	$769,213	$784,451
Liabilities and partners'/members' capital:
Mortgages and loans payable	$585,543	$587,913
Other liabilities	9,325	15,545
Partners'/members' capital	174,345	180,993
Total liabilities and partners'/members' capital	$769,213	$784,451

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$25,945	$41,345	$47,770	$77,472
Operating and other expenses	(8,698)	(22,317)	(17,142)	(47,816)
Depreciation and amortization	(5,572)	(6,381)	(11,137)	(12,941)
Interest expense	(7,762)	(7,051)	(15,475)	(13,827)
Net income	$3,913	$5,596	$4,016	$2,888

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	June 30, 2023	December 31, 2022
Deferred leasing costs	$11,487	$59,651
Deferred financing costs - revolving credit facility (a)	—	6,684
	11,487	66,335
Accumulated amortization	(7,314)	(30,471)
Deferred charges, net	4,173	35,864
Notes receivable (b)	78	1,309
In-place lease values, related intangibles and other assets, net (c)	10,554	12,298
Right of use assets (c)	6,645	2,238
Prepaid expenses and other assets, net	37,511	44,453

Total deferred charges and other assets, net	$58,961	$96,162
(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2 to the Company's 2022 10-K: Significant Accounting Policies – Deferred Financing Costs.
(b)As of December 31, 2022, included an interest-free note receivable with a net present value of $0.2 million which matured in April 2023. Also included $1.0 million, net of a loan loss allowance of $26.0 thousand, as of December 31, 2022, of seller-financing provided by the Company to the buyers of the Metropark portfolio, which matured in May 2023. The receivable was secured against available cash of one of the Metropark properties disposed of and earned an annual return of four percent for 90 days after the disposition, with the interest rate increased to 15 percent through November 18, 2021 and to 10 percent thereafter, pursuant to an amended operating agreement.
(c)This amount has a corresponding liability of $7.7 million and 3.2 million as of June 30, 2023 and December 31, 2022, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease agreements for further details.
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $6.4 million will be reclassified as a decrease to interest expense.
As of June 30, 2023, the Company had four interest rate caps outstanding with a notional amount of $548 million designated as cash flow hedges of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2023 and December 31, 2022 (dollars in thousands):

Asset Derivatives designated as hedging instruments	Fair Value		Balance sheet location
	June 30, 2023	December 31, 2022
Interest rate caps	$8,038	$9,808	Deferred charges and other assets
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Total Amount of Interest Expense presented in the consolidated statements of operations
Three months ended June 30,	2023	2022		2023	2022	2023	2022
Interest Rate Caps	$2,221	$(60)	Interest expense	$685	$—	$(21,692)	$(17,707)
Six months ended June 30,
Interest Rate Caps	$1,697	$2,124	Interest expense	$1,106	$2	$(43,706)	$(32,733)
Credit-risk-related Contingent Features
As of June 30, 2023, the Company did not have any interest rate derivatives in a net liability position.
6.    RESTRICTED CASH
Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Security deposits	$10,009	$9,175
Escrow and other reserve funds	17,605	11,692

Total restricted cash	$27,614	$20,867
7.    DISCONTINUED OPERATIONS
The Company announced that its Board of Directors had determined to sell the Company’s entire Office Portfolio, including both the suburban and waterfront office portfolios. As the decision to sell the Office Portfolio represented a strategic shift in the Company’s operations, the results of certain of these properties that were disposed of or classified as held for sale are being classified as discontinued operations for all periods presented.
In late 2019 through December 31, 2021, the Company completed the sale of all but one of its 37 properties in the suburban office portfolio, totaling 6.3 million square feet, for net sales proceeds of $1.0 billion. The last property in the suburban office portfolio, a 350,000 square foot office property, was reclassified as held for sale at September 30, 2022, and the Company expects to dispose of this property in the third quarter of 2023. As a result of the sales contract in place, the Company determined that the carrying value of this held for sale property was not expected to be recovered from estimated net sales proceeds and accordingly, during the year ended December 31, 2022, recognized an unrealized held for sale loss allowance of $4.4 million.
As of June 30, 2023, the Company included as discontinued operations several waterfront office properties totaling approximately 3.9 million square feet, which are located in Jersey City and Hoboken, New Jersey. In addition, the hotels sold were also classified as discontinued operations.
The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$2,685	$27,557	$19,333	$77,157
Operating and other expenses	(2,270)	(11,769)	(10,773)	(23,449)
Depreciation and amortization	(275)	(7,014)	(5,382)	(15,086)
Interest expense	—	(2,966)	(822)	(6,385)

Income from discontinued operations	140	5,808	2,356	32,237

Loss from extinguishment of debt, net	—	—	(12)	(6,289)
Realized loss on disposition of rental property	(3,488)	(4,440)	(2,709)	(2,604)
Realized loss, net	(3,488)	(4,440)	(2,721)	(8,893)

Total discontinued operations, net	$(3,348)	$1,368	$(365)	$23,344
8.    REVOLVING CREDIT FACILITY AND TERM LOANS
On May 6, 2021, the Company entered into a revolving credit and term loan agreement (“2021 Credit Agreement”) with a group of seven lenders that provided for a $250 million senior secured revolving credit facility (the “2021 Credit Facility”) and a $150 million senior secured term loan facility (the “2021 Term Loan”), and terminated the 2017 credit agreement on May 13, 2021.
On April 7, 2023, the Company terminated the 2021 Credit Agreement for both the 2021 Credit Facility and 2021 Term Loan. As a result of the termination, the Company has written off the unamortized deferred financing costs in an amount of $2.7 million during the three months ended June 30, 2023, which is recorded within Loss from extinguishment of debt, net, on the Consolidated Statements of Operations.
On July 25, 2023, the Company entered into a revolving credit and term loan agreement (“2023 Credit Agreement”) with a group of two lenders that provides for a $60 million senior secured revolving credit facility (the “2023 Revolving Credit Facility”) and a $115 million senior secured term loan facility (the “2023 Term Loan”).
The terms of the 2023 Revolving Credit Facility include: (1) a one-year term ending in July 2024, subject to one six-month extension option; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $60 million; (3) a first priority lien on the unencumbered property known as The James, a 240 unit multi-family residential property located at 87 Madison Avenue, Park Ridge, New Jersey (the “Collateral Pool Property”); and (4) a commitment fee payable quarterly equal to 35 basis points per annum on the daily unused amount of the 2023 Revolving Credit Facility.
The terms of the 2023 Term Loan included: (1) a one-year term ending in July 2024, subject to one six-month extension option; (2) a single draw of the term loan commitments up to an aggregate principal amount of $115 million; and (3) a first priority lien in the Collateral Pool Property.

Interest on borrowings under the 2023 Revolving Credit Facility and the 2023 Term Loan shall be based on applicable interest rate (the “Interest Rate”) plus a margin ranging from 250 basis points to 350 basis points (the “Applicable Margin”) depending on the Interest Rate elected, currently 3.5%. With respect to borrowings under the 2023 Revolving Credit Facility and the 2023 Term Loan, the Interest Rate shall be either (A) the Alternative Base Rate plus the Applicable Margin and/or (B) the Adjusted Term SOFR Rate plus the Applicable Margin or, with respect to the 2023 Revolving Credit Facility only, (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Margin. As used herein: “Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate , plus 10 basis points; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”) plus 10 basis points.
The General Partner and certain subsidiaries of the Operating Partnership are the guarantors of the obligations of the Operating Partnership under the 2023 Credit Agreement, and certain subsidiaries of the Operating Partnership also granted the lenders a security interest in certain subsidiary guarantors in order to further secure the obligations, liabilities and indebtedness of the Operating Partnership under the 2023 Credit Agreement.
The 2023 Credit Agreement includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios relating to (a) the maximum total leverage ratio (65 percent), (b) the minimum debt service coverage ratio (1.25 times), (c) the minimum tangible net worth ratio (80% of tangible net worth as of July 25, 2023 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), and (d) the maximum unhedged variable rate debt ratio (30%). Subject to certain exceptions, the net proceeds from any property sales are to be used to mandatorily repay the 2023 Term Loan until it is retired. In addition, the 2023 Credit Agreement includes a mandatory cash sweep provision that provides that any cash, cash equivalents or marketable securities of the General Partner or Operating Partnership in excess of $25 million as of the end of the last business day of any calendar week shall be applied to repayment of any outstanding borrowings under the 2023 Credit Agreement.
The 2023 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2023 Revolving Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Operating Partnership’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board of Directors, nor appointed by the Board of Directors. If these change of control provisions were triggered, the Operating Partnership could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Operating Partnership would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2023 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Operating Partnership will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.
On July 25, 2023, the Operating Partnership drew the full $115 million available under the 2023 Term Loan and borrowed $52 million from the 2023 Revolving Credit Facility which proceeds, together with available cash, were used to fund the purchase price under the Rockpoint Purchase Agreement in Part II, Item 5. On July 26, 2023, the Company paid down a total of $27 million of borrowings under the 2023 Revolving Credit Facility.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of June 30, 2023, 16 of the Company’s properties, with a total carrying value of approximately $2.6 billion, are encumbered by the Company's mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of June 30, 2023.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	June 30, 2023	December 31, 2022	Maturity
Port Imperial 4/5 Hotel (b)	Fifth Third Bank		N/A	$—	$84,000	—
Portside at Pier One	CBRE Capital Markets/FreddieMac		3.57%	58,998	58,998	08/01/23
Signature Place	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Haus25 (c)	QuadReal Finance	SOFR+	2.70%	297,324	297,324	12/01/24
Portside 5/6 (d)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
The Upton (e)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square (f)	MUFG Union Bank	SOFR+	1.84%	63,000	63,000	12/10/26
Riverhouse 9 at Port Imperial (g)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Riverhouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (h)	New York Community Bank		3.77%	160,000	160,000	07/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	31,908	32,166	12/01/29
Emery at Overlook Ridge	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				1,827,230	1,911,488
Unamortized deferred financing costs				(6,249)	(7,511)

Total mortgages, loans payable and other obligations, net				$1,820,981	$1,903,977
(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.
(b)The loan was paid off on disposition of the hotels on February 10, 2023.
(c)This construction loan has a SOFR floor of 2.0 percent, has a maximum borrowing capacity of $300 million and provides, subject to certain conditions, a one year extension option with a fee of 25 basis points. The Company entered into an interest-rate cap agreement for the mortgage loan.
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
Cash Paid for Interest and Interest Capitalized
Cash paid for interest for the six months ended June 30, 2023 and 2022 was $40.1 million and $37.0 million (of which $1.1 million and $7.8 million pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the six months ended June 30, 2023 and 2022 was zero and $10.5 million, respectively.

Summary of Indebtedness

(dollars in thousands)	June 30, 2023		December 31, 2022
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt (a)	$1,820,981	4.32%	$1,757,308	4.27%
Other Variable Rate Debt	—	—%	146,669	6.86%

Totals/Weighted Average:	$1,820,981	4.32%	$1,903,977	4.47%
(a) As of June 30, 2023 and December 31, 2022, includes debt with interest rate caps outstanding with a notional amount of $548 million and $485 million, respectively.
10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2023 and 2022 was $129 thousand and $148 thousand, respectively and $277 thousand and $330 thousand for the six months ended June 30, 2023 and 2022, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2023 and December 31, 2022. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2023 and December 31, 2022.
The fair value of the Company’s long-term debt, consisting of mortgages, loans payable and other obligations aggregated approximately $1.7 billion and $1.8 billion as compared to the book value of approximately $1.8 billion and $1.9 billion as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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
As of June 30, 2023, the Company included as held for sale two office properties totaling approximately 0.6 million square feet and several developable land parcels, which are located in Jersey City, Holmdel and Parsippany, New Jersey.
As a result of recent sales contracts in place, the Company determined that the carrying value of one office and three land parcels held for sale were not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and six months ended June 30, 2023, recognized impairment charges of $3.6 million and $7.0 million, respectively.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2023 and December 31, 2022.

12.    COMMITMENTS AND CONTINGENCIES
TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

				PILOT Payments Three		PILOT Payments Six
Property Name	Location	Asset Type	PILOT Expiration Dates	Months Ended June 30,		Months Ended June 30,
				2023	2022	2023	2022
				(Dollars in Thousands)		(Dollars in Thousands)
111 River Street (a)	Hoboken, NJ	Office	4/2022	$—	$—	$—	$85
Harborside Plaza 4A (b)	Jersey City, NJ	Office	2/2022	—	—	—	218
Harborside Plaza 5 (c)	Jersey City, NJ	Office	6/2022	—	1,109	—	2,217
BLVD 401 (Marbella 2) (d)	Jersey City, NJ	Multifamily	4/2026	461	376	864	735
RiverHouse 11 at Port Imperial (e)	Weehawken, NJ	Multifamily	7/2033	405	356	779	706
Port Imperial 4/5 Hotel (f)	Weehawken, NJ	Hotel	12/2033	—	733	224	1,466
RiverHouse 9 at Port Imperial (g)	Weehawken, NJ	Multifamily	6/2046	372	318	754	640
Haus25 (h)	Jersey City, NJ	Mixed-Use	3/2047	573	124	1,147	124
The James (i)	Park Ridge, NJ	Multifamily	6/2051	144	—	287	—
Total Pilot taxes				$1,955	$3,016	$4,055	$6,191
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

OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, as of June 30, 2023 and December 31, 2022, are as follows (dollars in thousands):

Year	As of June 30, 2023 Amount
July 1 through December 31, 2023	$636
2024	1,272
2025	1,279
2026	1,279
2027	1,280
2028 through 2101	31,940
Total lease payments	37,686
Less: imputed interest	(29,948)

Total	$7,738

Year	As of December 31, 2022 Amount
2023	$192
2024	192
2025	199
2026	199
2027	200
2028 through 2101	31,664
Total lease payments	32,646
Less: imputed interest	(29,418)

Total	$3,228
Office and ground lease expenses incurred by the Company amounted to $582 thousand and $214 thousand for the three months ended June 30, 2023 and 2022, respectively, and $847 thousand and $562 thousand for the six months ended June 30, 2023 and 2022.
In accordance with ASU 2016-02 (Topic 842), the Company capitalized operating leases for one office and two ground leases, which had a total balance of $7.6 million at June 30, 2023. Such amount represents the net present value (“NPV”) of future payments detailed above. The weighted average incremental borrowing rate used to arrive at the NPV was 6.6 percent for the weighted average lease terms of 35.7 years years. These rates were arrived at by adjusting the fixed and floating rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
The initial recognition of a lease liability and right-of-use asset in an amount of $4.7 million for the office lease is a noncash activity.
OTHER
As of June 30, 2023, the Company has outstanding stay-on award agreements with 23 employees, which provides them with the potential to receive compensation, in cash or Company stock at the employees’ option, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified.

The total potential cost of such awards is currently estimated to be up to approximately $2.9 million, including the potential future issuance of up to 42,095 shares of the Company’s common stock. Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, most of which were signed in late 2020 and early 2021, and all other conditions were satisfied.
13.    TENANT LEASES
The Company’s consolidated office properties are leased to tenants under operating leases with various expiration dates through 2032. Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.
Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

Year	As of June 30, 2023 Amount
July 1 through December 31, 2023	$6,718
2024	12,084
2025	10,952
2026	8,822
2027	5,749
2028 and thereafter	7,795

Total	$52,120

Year	As of December 31, 2022 Amount
2023	$14,618
2024	11,879
2025	10,535
2026	8,397
2027	5,315
2028 and thereafter	6,891

Total	$57,635
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
•second, 95.36% to VRT and 4.64% to Rockpoint until VRT has received a 6% annual return (the “VRT Base Return”) on the equity value of the properties contributed by it to VRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to VRLP in the future; and
•third, pro rata to Rockpoint and VRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at June 30, 2023, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units).
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
•fifth, pro rata to Rockpoint and VRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at June 30, 2023, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units); and
•sixth, to Rockpoint and VRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to VRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at June 30, 2023, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to VRT in respect of Preferred Units and 87.728% to VRT in respect of Common Units).
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
During the period commencing on June 28, 2019 and ended on March 1, 2023 (the “Lockout Period”), Rockpoint’s interest in the Preferred Units cannot be redeemed or repurchased, except in connection with (a) a sale of all or substantially all of VRLP or a sale of a majority of the then-outstanding interests in VRLP, in each case, which sale is not approved by Rockpoint, or (b) a spin-out or initial public offering of common stock of VRT, or distributions of VRT equity interests by the Company or its affiliates to shareholders or their respective parent interest holders (an acquisition pursuant clauses (a) or (b) above, an “Early Purchase”). VRT has the right to acquire Rockpoint’s interest in the Preferred Units in connection with an Early Purchase for a purchase price generally equal to (i) the amount that Rockpoint would receive upon the sale of the assets of VRLP for fair market value and a distribution of the net sale proceeds in accordance with (A) the capital event distribution priorities discussed above (in the case of certain Rockpoint Preferred Holders) and (B) the distribution priorities applicable in the case of a liquidation of VRLP (in the case of the other Rockpoint Preferred Holder), plus (ii) a make whole premium (such purchase price, the “Purchase Payment”). The make whole premium is an amount equal to (i) $173.5 million until December 28, 2020, or $198.5 million thereafter, less distributions theretofore made to Rockpoint with respect to its Preferred Base Return or any deficiency therein, plus (ii) $1.5 million less certain other distributions theretofore made to Rockpoint.
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
As such, the Preferred Units contain a substantive redemption feature that is outside of the Company’s control and accordingly, pursuant to ASC 480-1—S99-3A, the Preferred Units were previously classified in mezzanine equity measured based on the estimated future redemption value before the redemption right was exercised.
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
The exercise of the call right caused Rockpoint's interests to be reclassified as mandatorily redeemable noncontrolling interests under the accounting guidance, and included within the Total liabilities on the Company's Consolidated Balance Sheets. The impact of subsequent change in redemption value at each period end is recorded as interest cost. The carrying amount is not reduced below the initially measurement amount.
The Company determines the redemption value of these interests by hypothetically liquidating the estimated NAV of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV includes unobservable inputs that consider assumptions of market participants in pricing the underlying assets of VRLP. For properties under development, the Company applies a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method is used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption is considered based on development rights or plans for the land. Estimated future cash flows used in such analyses are based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considers items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units, including current preferred return payments of $2.0 million is approximately $487.6 million as of June 30, 2023.
On July 25, 2023, VRT and the Operating Partnership entered into the Rockpoint Purchase Agreement with Rockpoint pursuant to which VRT and the Operating Partnership acquired from Rockpoint all of the Preferred Units that constituted the Put/Call Interests for an aggregate purchase price of $520 million. Under the terms of the Rockpoint Purchase Agreement, the Original Investment Agreement and the Add On Investment Agreement have been terminated and are of no further force and effect (other than certain tax and related indemnification rights and obligations), Rockpoint ceased to be, direct or indirect, as applicable, members of VRLP, and all obligations of VRT and VRLP and all rights, title and interest of Rockpoint in and pursuant to the VRLP Partnership Agreement (except for certain tax, confidentiality and indemnification rights and obligations) and all other agreements by and between the General Partner, the Operating Partnership, VRT, VRLP and Rockpoint were terminated, including without limitation all provisions relating to the valuation and repurchase of the Put/Call Interests.
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
The following tables set forth the changes in Mandatorily redeemable noncontrolling interests for the three and six months ended June 30, 2023 (dollars in thousands):

Rockpoint Interests in VRT
Balance at January 1 and April 1, 2023	$—
Reclassification	479,977
Income Attributed to Noncontrolling Interests	5,748
Distributions	(5,748)
Redemption Value Adjustment	7,642
Balance at Balance at June 30, 2023	$487,619

The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine section for the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands):

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at April 1, 2023	$40,231	$479,977	$520,208
Income Attributed to Noncontrolling Interests	350	267	617
Distributions	(350)	(267)	(617)
Reclassification to Mandatorily Redeemable Non-controlling Interests	—	(479,977)	(479,977)
Balance at June 30, 2023	$40,231	$—	$40,231

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at April 1, 2022	$40,302	$472,210	$512,512
Income Attributed to Noncontrolling Interests	350	6,016	6,366
Distributions	(350)	(6,016)	(6,366)
Redemption Value Adjustment	(71)	3,884	3,813
Balance at June 30, 2022	$40,231	$476,094	$516,325

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at Balance at January 1, 2023	$40,231	$475,000	$515,231
Income Attributed to Noncontrolling Interests	700	6,283	6,983
Distributions	(700)	(6,283)	(6,983)
Redemption Value Adjustment	—	4,977	4,977
Reclassification to Mandatorily Redeemable Non-controlling Interests	—	(479,977)	(479,977)
Balance at June 30, 2023	$40,231	$—	$40,231

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2022	$52,324	$468,989	$521,313
Redemption/Payout	(12,000)	—	(12,000)
Net	40,324	468,989	509,313
Income Attributed to Noncontrolling Interests	771	12,032	12,803
Distributions	(771)	(12,032)	(12,803)
Redemption Value Adjustment	(93)	7,105	7,012
Balance at June 30, 2022	$40,231	$476,094	$516,325

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
The following table reflects the activity of the General Partner capital for the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Opening Balance	$1,216,530	$1,275,681	$1,235,685	$1,281,982
Net (loss) income available to common shareholders	(27,434)	26,373	(47,407)	17,281
Redeemable noncontrolling interests	—	(3,524)	(4,516)	(6,466)
Redemption of common units for common stock	4,192	161	9,051	161
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	16	2	27
Directors' deferred compensation plan	86	110	196	220
Stock Compensation	3,381	2,509	6,852	4,466
Cancellation of common stock	(219)	(696)	(466)	(696)
Other comprehensive income (loss)	1,399	(54)	541	1,932
Rebalancing of ownership percent between parent and subsidiaries	(983)	(4,296)	(2,985)	(2,627)
Balance at June 30	$1,196,953	$1,296,280	$1,196,953	$1,296,280
Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
On December 13, 2021, the Company entered into a distribution agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Goldman Sachs & Co. LLC, R. Seelaus & Co., LLC and Samuel A. Ramirez & Company, Inc., as sales agents. Pursuant to the Distribution Agreement, the Company may issue and sell, from time to time, shares of common stock, par value $0.01 per share, having a combined aggregate offering price of up to $200 million. The Company will pay a commission that will not exceed, but may be lower than, 2% of the gross proceeds of all shares sold through the ATM Program. As of June 30, 2023, the Company had not sold any shares pursuant to the ATM Program.

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
There were no stock options that were exercised under any stock option plans for the six months ended June 30, 2023 and 2022, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of June 30, 2023 and December 31, 2022, the stock options outstanding had a weighted average remaining contractual life of approximately 4.1 and 4.6 years, respectively.
The Company recognized stock options expense of $322 thousand and $309 thousand for the three months ended June 30, 2023 and 2022, respectively and $644 thousand and $562 thousand for the six months ended June 30, 2023 and 2022, respectively.
Appreciation-Only LTIP Units
In March 2019, the Company granted 625,000 Appreciation-Only LTIP Units (“AO LTIP Units”) which were a class of partnership interests in the Operating Partnership that were intended to qualify as “profits interests” for federal income tax purposes. The AO LTIP Units were cancelled and forfeited in March 2023 as they did not vest.
The Company recognized AO LTIP unit expense of zero and $156 thousand for the three months ended June 30, 2023 and 2022 and $124 thousand and $311 thousand for the six months ended June 30, 2023 and 2022.
Time-based Restricted Stock Awards and Restricted Stock Units
The Company has issued restricted stock units and common stock (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors, which allow the holders to each receive a certain amount of shares of the General Partner’s common stock generally over a one-year to three-year vesting period. On June 14, 2023, the Company issued Restricted Stock Awards to non-employee members of the Board of Directors which vest within one year, of which 54,184 unvested Restricted Stock Awards were outstanding at June 30, 2023. During the years ended December 31, 2021 and December 31, 2022 and the six months ended June 30, 2023, the Company granted restricted stock units to certain non-executive employees of the Company which will vest after three years, of which 358,164 were still outstanding and unvested as of June 30, 2023. Restricted Stock Awards allow holders to receive shares of the Company’s common stock upon vesting. Vesting of the Restricted Stock Awards issued is based on time and service. All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors were issued under the 2013 Plan and as inducement awards.
As of June 30, 2023, the Company had $4.4 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.6 years.
Long-Term Incentive Plan Awards
The Company has granted long-term incentive plans awards (“LTIP Awards”) to senior management of the Company, including the General Partner’s executive officers. LTIP Awards generally are granted in the form of restricted stock units (each, an “RSU” and collectively, the “RSU LTIP Awards”) and constitute awards under the 2013 Plan. Prior to 2021, LTIP Awards were in the form of LTIP Units. LTIP Awards are typically issued from the Company’s Outperformance Plan adopted by the Board of Directors. Each RSU entitles the holder to one share of the General Partner's common stock upon vesting. LTIP Awards are subject to forfeiture depending on the extent that awards vest. The number of market-based and performance-based LTIP Units that actually vest for each award recipient will be determined at the end of the related measurement period.
In 2021, the Company has adopted an annual LTIP Award grant program in the form of RSUs. A portion of the RSUs are subject to time-based vesting conditions and will vest in three equal, annual installments over a three year period ending on the three year anniversary of the grant date. Currently, there are 427,099 awards outstanding and unvested.
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
In addition, the Company has granted RSUs subject to the achievement of adjusted funds from operations targets. The RSU LTIP Awards are designed to align the interests of senior management to relative and absolute performance of the Company over a three years performance period. Currently there are 627,644 awards outstanding and unvested.
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
As of June 30, 2023, the Company had $12.3 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.9 years.
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
During the three months ended June 30, 2023 and 2022, 5,379 and 8,234 deferred stock units were earned, respectively. During the six months ended June 30, 2023 and 2022, 12,950 and 14,417 deferred stock units were earned, respectively. As of June 30, 2023 and December 31, 2022, there were 59,874 and 66,196 deferred stock units outstanding, respectively. Pursuant to the retirement of a director from the Board of Directors in May 2023, the Company converted 20,767 deferred stock units into shares of common stock.
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
The following information presents the Company’s results for the three and six months ended June 30, 2023 and 2022 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Basic EPS	2023	2022	2023	2022
(Loss) income from continuing operations	$(26,787)	$33,282	$(46,000)	$6,779
Add (deduct): Noncontrolling interests in consolidated joint ventures	636	784	1,223	1,758
Add (deduct): Noncontrolling interests in Operating Partnership	2,384	(2,568)	4,696	305
Add (deduct): Redeemable noncontrolling interests	(617)	(6,366)	(6,983)	(12,803)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	—	(3,524)	(4,516)	(6,466)
(Loss) income from continuing operations available to common shareholders	$(24,384)	$21,608	$(51,580)	$(10,427)
(Loss) income from discontinued operations available to common shareholders	(3,050)	1,241	(343)	21,242
Net (loss) income available to common shareholders for basic earnings per share	(27,434)	22,849	(51,923)	10,815

Weighted average common shares	91,873	91,027	91,551	90,989

Basic EPS:
(Loss) income from continuing operations available to common shareholders	$(0.27)	$0.24	$(0.56)	$(0.11)
(Loss) income from discontinued operations available to common shareholders	(0.03)	0.01	0.00	0.23
Net (loss) income available to common shareholders	$(0.30)	$0.25	$(0.56)	$0.12

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Diluted EPS	2023	2022	2023	2022
Net (loss) income from continuing operations available to common shareholders	$(24,384)	$21,608	$(51,580)	$(10,427)
Add (deduct): Noncontrolling interests in Operating Partnership	(2,384)	2,568	(4,696)	(305)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	—	(360)	(461)	(651)
(Loss) income from continuing operations for diluted earnings per share	(26,768)	23,816	(56,737)	(11,383)
(Loss) income from discontinued operations for diluted earnings per share	(3,348)	1,368	(365)	23,344
Net (loss) income available for diluted earnings per share	$(30,116)	$25,184	$(57,102)	$11,961

Weighted average common shares	100,854	100,352	100,691	100,171

Diluted EPS:
(Loss) income from continuing operations available to common shareholders	$(0.27)	$0.24	$(0.56)	$(0.11)
(Loss) Income from discontinued operations available to common shareholders	(0.03)	0.01	0.00	0.23
Net (loss) income available to common shareholders	$(0.30)	$0.25	$(0.56)	$0.12
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic EPS shares	91,873	91,027	91,551	90,989
Add: Operating Partnership – common and vested LTIP units	8,981	9,302	9,140	9,144
Restricted Stock Awards	—	7	—	10
Stock Options	—	16	—	28
Diluted EPS Shares	100,854	100,352	100,691	100,171

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during the periods ended June 30, 2023 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during the periods ended June 30, 2023 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Awards outstanding as of June 30, 2023 and 2022 were 2,096,075 and 1,866,543, respectively. Unvested restricted common stock outstanding as of June 30, 2023 and 2022 were 54,184 and 49,784 shares, respectively. Unvested AO LTIP Units outstanding as of June 30, 2022 were 625,000.
No dividends were declared per common share for the six-month periods ended June 30, 2023 and 2022.

Veris Residential, L.P.:

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Basic EPU	2023	2022	2023	2022
Loss from continuing operations	$(26,787)	$33,282	$(46,000)	$6,779
Add (deduct): Noncontrolling interests in consolidated joint ventures	636	784	1,223	1,758
Add (deduct): Redeemable noncontrolling interests	(617)	(6,366)	(6,983)	(12,803)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	—	(3,884)	(4,977)	(7,117)
(Loss) income from continuing operations available to unitholders	(26,768)	23,816	(56,737)	(11,383)
(Loss) income from discontinued operations available to unitholders	(3,348)	1,368	(365)	23,344
Net (loss) income available to common unitholders for basic earnings per unit	$(30,116)	$25,184	$(57,102)	$11,961

Weighted average common units	100,854	100,329	100,691	100,133

Basic EPU:
(Loss) income from continuing operations available to unitholders	$(0.27)	$0.24	$(0.56)	$(0.11)
(Loss) income from discontinued operations available to unitholders	(0.03)	0.01	0.00	0.23
Net (loss) income available to common unitholders for basic earnings per unit	$(0.30)	$0.25	$(0.56)	$0.12

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Diluted EPU	2023	2022	2023	2022
(Loss) income from continuing operations available to common unitholders	$(26,768)	$23,816	$(56,737)	$(11,383)
(Loss) income from discontinued operations for diluted earnings per unit	(3,348)	1,368	(365)	23,344
Net (loss) income available to common unitholders for diluted earnings per unit	$(30,116)	$25,184	$(57,102)	$11,961

Weighted average common unit	100,854	100,352	100,691	100,171

Diluted EPU:
(Loss) income from continuing operations available to common unitholders	$(0.27)	$0.24	$(0.56)	$(0.11)
(Loss) income from discontinued operations available to common unitholders	(0.03)	0.01	0.00	0.23
Net (loss) income available to common unitholders	$(0.30)	$0.25	$(0.56)	$0.12

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic EPU units	100,854	100,329	100,691	100,133
Add: Restricted Stock Awards	—	7	—	10
Stock Options	—	16	—	28
Diluted EPU Units	100,854	100,352	100,691	100,171
Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during the periods ended June 30, 2023 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during the periods ended June 30, 2023 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units and unvested AO LTIP Units as such securities were anti-dilutive during all periods presented. Unvested LTIP Awards outstanding as of June 30, 2023 and 2022 were 2,096,075 and 1,866,543, respectively. Unvested restricted common stock outstanding as of June 30, 2023 and 2022 were 54,184 and 49,784 shares, respectively. Unvested AO LTIP Units outstanding as of March 31, 2022 were 625,000.
No distributions were declared per common unit for the six-month periods ended June 30, 2023 and 2022.
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
The following table reflects the activity of noncontrolling interests for the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Opening Balance at January 1	$157,439	$165,120	$163,652	$167,436
Net (loss) income	(2,701)	8,277	1,042	12,842
Unit distributions	—	—	—	218
Redeemable noncontrolling interests	(617)	(6,726)	(7,444)	(13,454)
Change in noncontrolling interests in consolidated joint ventures	—	7	(562)	18
Redemption of common units for common stock	(4,192)	(161)	(9,051)	(161)
Redemption of common units	(78)	(359)	(94)	(1,801)
Stock compensation	94	445	487	2,978
Other comprehensive income (loss)	137	(6)	50	190
Rebalancing of ownership percentage between parent and subsidiaries	983	4,296	2,985	2,627
Balance at June 30	$151,065	$170,893	$151,065	$170,893
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2023, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $3.0 million as of June 30, 2023.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the six months ended June 30, 2023, the Company redeemed for cash 6,168 common units at their fair value of $94 thousand.
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
AO LTIP Units were a class of partnership interests in the Operating Partnership that were intended to qualify as “profit interests” for federal income tax purposes. The AO LTIP Units were cancelled and forfeited in March 2023 as they did not vest.
Noncontrolling Interests Ownership in Operating Partnership
As of June 30, 2023 and December 31, 2022, the noncontrolling interests common unit holders owned 8.8 percent and 9.3 percent of the Operating Partnership, respectively.

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
17.    SEGMENT REPORTING
The Company operates in two business segments: (i) multifamily real estate and services and (ii) commercial and other real estate. The Company provides property management, leasing, acquisition, development, construction and tenant-related services for its commercial and other real estate and multifamily real estate portfolio. The Company’s multifamily services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the six months ended June 30, 2023 and 2022. The Company had no long lived assets in foreign locations as of June 30, 2023 and December 31, 2022. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.
The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multifamily real estate and services). All properties classified as discontinued operations have been excluded.
Selected results of operations for the three and six months ended June 30, 2023 and 2022 and selected asset information as of June 30, 2023 and December 31, 2022 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial & Other Real Estate	Multifamily Real Estate & Services (d)	Corporate & Other (e)	Total Company
Total revenues:
Three months ended:
June 30, 2023	$4,525	$64,144	$60	$68,729
June 30, 2022	1,379	52,876	(442)	53,813
Six months ended:
June 30, 2023	$8,290	$126,422	$976	$135,688
June 30, 2022	4,865	99,393	(944)	103,314

Total operating and interest expenses (a):
Three months ended:
June 30, 2023	$3,050	$23,710	$45,968	$72,728
June 30, 2022	672	26,221	26,357	53,250
Six months ended:
June 30, 2023	$4,697	$52,061	$77,008	$133,766
June 30, 2022	1,372	51,008	57,637	110,017

Equity in earnings (loss) of unconsolidated joint ventures:

Three months ended:
June 30, 2023	$—	$2,700	$—	$2,700
June 30, 2022	—	2,638	—	2,638
Six months ended:
June 30, 2023	$—	$2,633	$—	$2,633
June 30, 2022	—	2,151	—	2,151

Net operating income (loss) (b):
Three months ended:
June 30, 2023	$1,475	$43,134	$(45,908)	$(1,299)
June 30, 2022	707	29,293	(26,799)	3,201
Six months ended:
June 30, 2023	$3,593	$76,994	$(76,032)	$4,555
June 30, 2022	3,493	50,536	(58,581)	(4,552)

Total assets:
June 30, 2023	$200,488	$3,192,520	$379,825	$3,772,833
December 31, 2022	597,459	3,302,188	21,121	3,920,768

Total long-lived assets (c):
June 30, 2023	$194,879	$2,969,009	$(1,503)	$3,162,385
December 31, 2022	547,923	3,101,286	(1,330)	3,647,879

Total investments in unconsolidated joint ventures:
June 30, 2023	$—	122,435	$—	$122,435
December 31, 2022	—	126,158	—	126,158

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

Veris Residential, Inc.
The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net operating (loss) income	$(1,299)	$3,201	$4,555	$(4,552)
Add (deduct):
Depreciation and amortization	(23,684)	(21,015)	(47,331)	(39,456)
Land and other impairments, net	—	(3,900)	(3,396)	(6,832)
(Loss) Gain on disposition of developable land	—	55,125	(22)	57,748
Gain (loss) from extinguishment of debt, net	(2,657)	(129)	(2,657)	(129)
Other income, net	853	—	2,851	—
(Loss) income from continuing operations	(26,787)	33,282	(46,000)	6,779
Discontinued operations
(Loss) income from discontinued operations	140	5,808	2,344	25,948
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(3,488)	(4,440)	(2,709)	(2,604)
Total discontinued operations, net	(3,348)	1,368	(365)	23,344
Net (loss) income	(30,135)	34,650	(46,365)	30,123
Noncontrolling interests in consolidated joint ventures	636	784	1,223	1,758
Noncontrolling interests in Operating Partnership	2,384	(2,568)	4,696	305
Noncontrolling interest in discontinued operations	298	(127)	22	(2,102)
Redeemable noncontrolling interests	(617)	(6,366)	(6,983)	(12,803)
Net (loss) income available to common shareholders	$(27,434)	$26,373	$(47,407)	$17,281

Veris Residential, L.P.
The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net operating (loss) income	$(1,299)	$3,201	$4,555	$(4,552)
Add (deduct):
Depreciation and amortization	(23,684)	(21,015)	(47,331)	(39,456)
Land and other impairments, net	—	(3,900)	(3,396)	(6,832)
Gain on disposition of developable land	—	55,125	(22)	57,748
Gain (loss) from extinguishment of debt, net	(2,657)	(129)	(2,657)	(129)
Other income, net	853	—	2,851	—
(Loss) income from continuing operations	(26,787)	33,282	(46,000)	6,779
Discontinued operations
(Loss) income from discontinued operations	140	5,808	2,344	25,948
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(3,488)	(4,440)	(2,709)	(2,604)
Total discontinued operations, net	(3,348)	1,368	(365)	23,344
Net (loss) income	(30,135)	34,650	(46,365)	30,123
Noncontrolling interests in consolidated joint ventures	636	784	1,223	1,758
Redeemable noncontrolling interests	(617)	(6,366)	(6,983)	(12,803)
Net (loss) income available to common unitholders	$(30,116)	$29,068	$(52,125)	$19,078

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
As of June 30, 2023, the Company owns or has interests in 31 properties (collectively, the “Properties”) and developable land parcels. These Properties are comprised of 24 multifamily rental properties containing 7,681 apartment units as well as non-core assets comprised of three office properties, four parking/retail properties and eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and a non-core asset. The Properties are located in three states in the Northeast, plus the District of Columbia.
On July 25, 2023, Veris Residential Trust ("VRT") and the Operating Partnership entered into a REIT Interest and Partnership Interest Purchase Agreement (the “Rockpoint Purchase Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint") pursuant to which VRT and the Operating Partnership acquired from Rockpoint all of the Preferred Units that constituted the Put/Call Interests for an aggregate purchase price of $520 million (the "Rockpoint Redemption”). The Rockpoint Redemption was completed concurrently with the signing of the agreement. In addition, on July 25, 2023, the Company also entered into a revolving credit and term loan agreement (“2023 Credit Agreement”) that provides for a $60 million senior secured revolving credit facility (the “2023 Revolving Credit Facility”) and a $115 million senior secured term loan facility (the “2023 Term Loan”), of which the Company drew down on the entire $115 million 2023 Term Loan and $52 million of the 2023 Revolving Credit Facility, which along with cash on hand, was used to complete the Rockpoint Redemption. For more information about the Rockpoint Purchase Agreement, 2023 Revolving Credit Facility, and 2023 Term Loan, see Part II, Item 5. Other Information.
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

Results From Operations
The following comparisons for the three and six months ended June 30, 2023 (“2023”), as compared to the three and six months ended June 30, 2022 (“2022”), make reference to the following:
(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2021 excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2022 through June 30, 2023;
(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2022 through June 30, 2023; and
(iii)“Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2022 through June 30, 2023.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

(dollars in thousands)	Three Months Ended June 30,		Dollar Change	Percent Change
	2023	2022
Revenue from rental operations and other:
Revenue from leases	$61,909	$47,313	$14,596	30.8%
Parking income	4,796	4,173	623	14.9
Other income	1,381	1,431	(50)	(3.5)
Total revenues from rental operations	68,086	52,917	15,169	28.7

Property expenses:
Real estate taxes	7,860	7,911	(51)	(0.6)
Utilities	2,379	1,895	484	25.5
Operating services	14,044	13,100	944	7.2
Total property expenses	24,283	22,906	1,377	6.0

Non-property revenues:
Real estate services	643	896	(253)	(28.2)
Total non-property revenues	643	896	(253)	(28.2)

Non-property expenses:
Real estate services expenses	4,389	2,920	1,469	50.3
General and administrative	9,582	11,527	(1,945)	(16.9)
Transaction related costs	3,319	1,345	1,974	146.8
Depreciation and amortization	23,684	21,015	2,669	12.7
Land and other impairments, net	—	3,900	(3,900)	(100.0)
Total non-property expenses	40,974	40,707	267	0.7
Operating income (loss)	3,472	(9,800)	13,272	135.4
Other (expense) income:
Interest expense	(21,692)	(14,741)	(6,951)	(47.2)
Interest cost of mandatorily redeemable noncontrolling interests	(13,390)	—	(13,390)	(100.0)
Interest and other investment income	3,927	189	3,738	1977.8
Equity in earnings of unconsolidated joint ventures	2,700	2,638	62	(2.4)
Gain (loss) on disposition of developable land	—	55,125	(55,125)	(100.0)
Loss from extinguishment of debt, net	(2,657)	(129)	(2,528)	1,959.7
Other income, net	853	—	853	100.0
Total other (expense) income	(30,259)	43,082	(73,341)	(170.2)
Loss (income) from continuing operations	(26,787)	33,282	(60,069)	180.5
Discontinued operations:
(Loss) income from discontinued operations	140	5,808	(5,668)	(97.6)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(3,488)	(4,440)	952	(21.4)
Total discontinued operations	(3,348)	1,368	(4,716)	(344.7)
Net (loss) income	$(30,135)	$34,650	$(64,785)	187.0%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2023, as compared to 2022, divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2022 and 2023 (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2022 and 2023
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$14,596	30.8%	$5,158	10.9%	$9,438	19.9%	$—	—%
Parking income	623	14.9	373	8.9	279	6.7	(29)	(0.7)
Other income	(50)	(3.5)	(50)	(3.5)	—	—	—	—
Total	$15,169	28.7%	$5,481	10.4%	$9,717	18.4%	$(29)	(0.1)%

Property expenses:
Real estate taxes	$(51)	(0.6)%	$(608)	(7.7)%	$561	7.1%	$(4)	(0.1)%
Utilities	484	25.5	272	14.4	212	11.2	—	—
Operating services	944	7.2	(409)	(3.1)	1,359	10.4	(6)	—
Total	$1,377	6.0%	$(745)	(3.3)%	$2,132	9.3%	$(10)	—%

OTHER DATA:
Number of Consolidated Properties	23		21		2		—
Commercial Square feet (in thousands)	1,616		1,616		—		—
Multifamily portfolio (number of units)	5,535		4,545		990		—
Revenue from leases. Revenue from leases for the Same-Store Properties increased $5.2 million, or 10.9 percent, for 2023 as compared to 2022, due primarily to an increase in market rental rates and a reduction in concessions of the multifamily rental properties.
Parking income. Parking income for the Same-Store Properties increased $0.4 million, or 8.9 percent, for 2023 as compared to 2022 due primarily to increased usage at the parking garages in 2023 as compared to 2022.
Other income. Other income for the Same-Store Properties remained relatively unchanged.
Real estate taxes. Real estate taxes for the Same-Store Properties decreased $0.6 million, or 7.7 percent, for 2023 as compared to 2022, due primarily to prior period tax appeal refunds received on several properties offset by increased tax rates primarily related to properties located in Jersey City, New Jersey.
Utilities. Utilities for the Same-Store Properties increased $0.3 million, or 14.4 percent, for 2023, as compared to 2022, primarily due to increased usage.
Operating services. Operating services for the Same-Store Properties remained relatively unchanged.
Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) remained relatively unchanged.
Real estate services expense. Real estate services expense increased $1.5 million, or 50.3 percent due to increased management activity in multi-family services.

General and administrative. General and administrative expenses decreased $1.9 million, or 16.9 percent, for 2023 as compared to 2022. This decrease was due primarily to higher severance and related costs in 2022 and cost reductions in 2023.
Depreciation and amortization. Depreciation and amortization increased $2.7 million, or 12.7 percent. This increase was primarily due to an increase of $2.6 million for Acquired and Developed Properties.
Land and other impairments, net. In 2022, the Company recorded $3.9 million of impairments on developable land parcels. See Note 11: Disclosure of Fair Value of Assets and Liabilities.
Interest expense. Interest expense increased $7.0 million, or 47.2 percent, for 2023 as compared to 2022. The increase is primarily related to increases in LIBOR and SOFR rates as well as a reduction in capitalized interest in 2023 compared to 2022 due to Haus25 being placed in service during 2022.
Interest cost of mandatorily redeemable noncontrolling interests. During the second quarter of 2023, the Company recognized $13.4 million in interest cost of mandatorily redeemable noncontrolling interests related to Rockpoint's interests, including $7.6 million redemption value adjustment and $5.8 million income attributed to noncontrolling interests.
Interest and other investment income (loss). Interest income increased $3.7 million, or 1,977.8 percent, for 2023 compared to 2022. The increase is primarily related to interest income for sales proceeds deposits in the banks.
Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.1 million for 2023 as compared to 2022, due primarily to the improved operating performance of its unconsolidated joint ventures due to higher occupancy and rental rates.
Gain on disposition of developable land. In 2022, the Company recognized a gain of $55.1 million on the sale of developable land located in Jersey City, New Jersey.
Loss from extinguishment of debt, net. In 2023, the Company wrote off $2.6 million of unamortized deferred financing costs related to the credit facility termination.
Other Income, net. During the three months ended June 30, 2023, the Company received insurance proceeds of $0.8 million.
Discontinued operations. For all periods presented, the Company classified 43 office properties and three hotels, all but two of which sold as of June 30, 2023, totaling 10.6 million square feet as discontinued operations. The Company recognized income from discontinued operations of $0.1 million in 2023 and $5.8 million in 2022. In 2023 and 2022, the Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $3.5 million and $4.4 million, respectively, on these properties. See Note 7: Discontinued Operations to the Financial Statements.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

(dollars in thousands)	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022
Revenue from rental operations and other:
Revenue from leases	$121,747	$91,256	$30,491	33.4%
Parking income	9,129	7,760	1,369	17.6
Hotel income	—	—	—	—
Other income	3,258	2,491	767	30.8
Total revenues from rental operations	134,134	101,507	32,627	32.1

Property expenses:
Real estate taxes	18,980	16,201	2,779	17.2
Utilities	4,882	4,247	635	15.0
Operating services	26,307	25,964	343	1.3
Total property expenses	50,169	46,412	3,757	8.1

Non-property revenues:
Real estate services	1,554	1,807	(253)	(14.0)
Total non-property revenues	1,554	1,807	(253)	(14.0)

Non-property expenses:
Real estate services expenses	6,332	5,283	1,049	19.9
General and administrative	19,865	30,976	(11,111)	(35.9)
Transaction related costs	4,347	1,345	3,002	223.2
Depreciation and amortization	47,331	39,456	7,875	20.0
Property impairments	—	—	—	—
Land and other impairments, net	3,396	6,832	(3,436)	(50.3)
Total non-property expenses	81,271	83,892	(2,621)	(3.1)
Operating loss	4,248	(26,990)	31,238	(115.7)
Other (expense) income:
Interest expense	(43,706)	(26,348)	(17,358)	65.9
Interest cost of mandatorily redeemable noncontrolling interests	(13,390)	—	(13,390)	(100.0)
Interest and other investment income	4,043	347	3,696	1065.1
Equity in earnings of unconsolidated joint ventures	2,633	2,151	482	22.4
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	—	—	—	—
Gain (loss) on disposition of developable land	(22)	57,748	(57,770)	(100.0)
Gain (loss) on sale of unconsolidated joint venture interests	—	—	—	—
Loss from extinguishment of debt, net	(2,657)	(129)	(2,528)	1959.7
Other Income, net	2,851	—	2,851	100.0
Total other (expense) income	(50,248)	33,769	(84,017)	(248.8)
(Loss) income from continuing operations	(46,000)	6,779	(52,779)	(778.6)
Discontinued operations:
Income from discontinued operations	2,344	25,948	(23,604)	(91.0)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	(2,709)	(2,604)	(105)	4.0
Total discontinued operations	(365)	23,344	(23,709)	(101.6)
Net (loss) income	$(46,365)	$30,123	$(76,488)	(253.9)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2023, as compared to 2022, divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2022 and 2023 (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2022 and 2023
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$30,491	33.4%	$10,778	11.8%	$19,713	21.3%	$—	—%
Parking income	1,369	17.6	918	11.8	545	7.0	(94)	(1.2)
Hotel income	—	—	—	—	—	—	—	—
Other income	767	30.8	679	27.3	88	3.5	—	—
Total	$32,627	32.1%	$12,375	12.2%	$20,346	20.0%	$(94)	(0.1)%

Property expenses:
Real estate taxes	$2,779	17.2%	$1,005	6.2%	$1,852	11.4%	$(78)	(0.5)%
Utilities	635	15.0	40	0.9	595	14.0	—	—
Operating services	343	1.3	(3,285)	(12.7)	3,668	14.1	(40)	(0.2)
Total	$3,757	8.1%	$(2,240)	(4.8)%	$6,115	13.2%	$(118)	0.3%

OTHER DATA:
Number of Consolidated Properties	23		21		2		—
Commercial Square feet (in thousands)	1,616		1,616		—		—
Multifamily portfolio (number of units)	5,535		4,545		990		—
Revenue from leases. Revenue from leases for the Same-Store Properties increased $10.8 million, or 11.8% percent, for 2023 as compared to 2022, due primarily to an increase in market rental rates and a reduction in concessions of the multifamily rental properties.
Parking income. Parking income for the Same-Store Properties increased $0.9 million, or 11.8 percent, for 2023 as compared to 2022 due primarily to increased usage at the parking garages in 2023 as compared to 2022.
Other income. Other income for the Same-Store Properties increased $0.7 million, or 27.3 percent, for 2023 as compared to 2022, due primarily to the return of escrow on a previous transaction.
Real estate taxes. Real estate taxes for the Same-Store Properties increased $1.0 million, or 6.2 percent, for 2023 as compared to 2022, due primarily to increased tax rates primarily related to properties located in Jersey City, New Jersey offset by prior period tax appeal refunds received on several properties.
Utilities. Utilities for the Same-Store Properties remained relatively unchanged.
Operating services. Operating services for the Same-Store Properties increased $3.3 million, or 12.7 percent, for 2023 as compared to 2022, due primarily to increased repairs and maintenance costs.
Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) remained relatively unchanged.
Real estate services expense. Real estate services expense increased $1.0 million, or 19.9 percent due to increased management activity in multi-family services.

General and administrative. General and administrative expenses decreased $11.1 million, or 35.9 percent, for 2023 as compared to 2022. This decrease was due primarily to higher severance and related costs in 2022 and cost reductions in 2023.
Depreciation and amortization. Depreciation and amortization increased $7.9 million, or 20.0 percent. This increase was primarily due to an increase of $7.4 million for Acquired and Developed Properties,
Land and other impairments, net. In 2023, the Company recorded $3.4 million of impairments on developable land parcels, in comparison to 2022, the Company recorded $6.8 million of impairments. See Note 11: Disclosure of Fair Value of Assets and Liabilities.
Interest expense. Interest expense increased $17.4 million, or 65.9 percent, for 2023 as compared to 2022. The increase is primarily related to increases in LIBOR and SOFR rates as well as a reduction in capitalized interest in 2023 compared to 2022 due to Haus25 being placed in service during 2022.
Interest cost of mandatorily redeemable noncontrolling interests. During the second quarter of 2023, the Company recognized $13.4m interest cost of mandatorily redeemable noncontrolling interests related to Rockpoint's interests, including $7.6m redemption value adjustment and $5.8m income attributed to noncontrolling interests.
Interest and other investment income (loss). Interest and other investment income (loss) increased $3.7 million, or 1,977.8 percent, for 2023 compared to 2022. The increase is primarily related to interest income for sales proceeds deposits.
Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.5 million for 2023 as compared to 2022, due primarily to the improved operating performance of its unconsolidated joint ventures due to higher occupancy and rental rates.
Gain on disposition of developable land. In 2022, the Company recognized a gain of $57.7 million on the sale of developable land parcels located in Jersey City and West Windsor, New Jersey.
Other Income, net. In 2023, the Company received insurance proceeds of $2.9 million.
Discontinued operations. For all periods presented, the Company classified 0 office properties and 0 hotels, all but four of which sold as of June 30, 2023, totaling 10.6 million square feet as discontinued operations. The Company recognized income from discontinued operations of $2.0 million in 2023 and $25.9 million in 2022. In 2023 and 2022, the Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $2.7 million and $2.6 million, respectively, on these properties. See Note 7: Discontinued Operations to the Financial Statements.

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

On July 25, 2023, VRT and the Operating Partnership acquired from Rockpoint all of the Preferred Units that constituted the Put/Call Interests for an aggregate purchase price of $520 million (the "Rockpoint Redemption"). See Part II, Item 5, for a discussion of the terms and conditions of the purchase of these interests from Rockpoint.
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
As a result of the completion of the Company’s transformation to a pure-play multifamily REIT, as well as the Company’s current estimates of taxable income, the Board of Directors of the General Partner (the "Board of Directors") has decided to reinstate a quarterly dividend beginning with the third quarter of 2023. The Company will reevaluate its dividend as the Company completes the sale of non-strategic asset sales.

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

On July 24, 2023, the Company declared a $0.05 dividend per common share to be payable on October 10, 2023 to shareholders of record as of the close of business on September 30, 2023.
The dividends and distributions payable at June 30, 2023 and December 31, 2022 represent amounts payable on unvested LTIP units.
Unencumbered Properties
As of June 30, 2023, the Company had three unencumbered property with a carrying value of $173.1 million representing 13.0 percent of the Company’s total consolidated property count.
Cash Flows
Cash, cash equivalents and restricted cash increased by $376.9 million to $424.6 million at June 30, 2023, compared to $47.6 million at December 31, 2022. This increase is comprised of the following net cash flow items:
(1)$24.4 million provided by operating activities.

(2)$451.6 million provided by investing activities, consisting primarily of the following:
(a)$6.5 million received from proceeds from the sales of rental property; plus
(b)$6.5 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; plus
(c)$1.3 million received from repayment of notes receivable; minus
(d)$5.7 million used for additions to rental property, improvements and other costs; plus
(e)$5.6 million used for the development of rental property, other related costs and deposits; minus
(f)$3.2 million proceeds from insurance settlement.
(3)$99.1 million used in financing activities, consisting primarily of the following:
(a)$16.0 million used for repayments of revolving credit facility and term loan; plus
(b)$84.3 million used for repayments of mortgages, loans payable and other obligations; plus
(c)$12.7 million used for distribution to redeemable noncontrolling interests; plus
(d)$1.7 million used for payment of financing costs; minus
(e)$16.0 million from borrowings under the revolving credit facility.

Debt Financing
Summary of Debt
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2023:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Secured (a)	$1,827,230	100.00%	4.32%	3.22

Totals/Weighted Average:	$1,827,230	100.00%	4.32%	3.22
Unamortized deferred financing costs	(6,249)
Total Debt, Net	$1,820,981
(a)Includes debt with interest rate caps outstanding with a notional amount of $548 million.

Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2023 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments (a)
2023	$1,790	$58,998	$60,788	3.58%
2024	5,037	605,324	610,361	5.02%
2025	8,384	—	8,384	3.39%
2026	8,780	483,000	491,780	4.23%
2027	8,158	305,319	313,477	3.66%
Thereafter	7,418	335,022	342,440	3.98%
Sub-total	39,567	1,787,663	1,827,230	4.32%
Unamortized deferred financing costs	(6,249)	—	(6,249)
Totals/Weighted Average	$33,318	$1,787,663	$1,820,981	4.32%
(a)The actual weighted average of floating rates (SOFR) for the Company’s outstanding variable rate debt was 5.14 percent as of June 30, 2023, plus the applicable spread.
Revolving Credit Facility and Term Loans
On May 6, 2021, the Company entered into a revolving credit and term loan agreement (“2021 Credit Agreement”) with a group of seven lenders that provides for a $250 million senior secured revolving credit facility (the “2021 Credit Facility”) and a $150 million senior secured term loan facility (the “2021 Term Loan”), and terminated the 2017 credit agreement on May 13, 2021.
On April 7, 2023, the Company terminated the 2021 Credit Agreement for both the 2021 Credit Facility and 2021 Term Loan. As a result of the termination, the Company has written off the unamortized deferred financing costs in an amount of $2.7 million during the three months ended June 30, 2023, which is recorded within Loss from extinguishment of debt, net, on the Consolidated Statements of Operations.
On July 25, 2023, the Company entered into a revolving credit and term loan agreement (“2023 Credit Agreement”) with a group of two lenders that provides for a $60 million senior secured revolving credit facility (the “2023 Revolving Credit Facility”) and a $115 million senior secured term loan facility (the “2023 Term Loan”).

The terms of the 2023 Revolving Credit Facility include: (1) a one-year term ending in July 2024, subject to one six-month extension option; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $60 million; (3) a first priority lien in unencumber property known as The James, a 240 unit multi-family residential property located at 87 Madison Avenue, Park Ridge, New Jersey (the “Collateral Pool Property”); and (4) a commitment fee payable quarterly equal to 35 basis points per annum on the daily unused amount of the 2023 Revolving Credit Facility.

The terms of the 2023 Term Loan included: (1) a one-year term ending in July 2024, subject to one six-month extension option; (2) a single draw of the term loan commitments up to an aggregate principal amount of $115 million; and (3) a first priority lien in the Collateral Pool Property.

Interest on borrowings under the 2023 Revolving Credit Facility and 2023 Term Loan shall be based on applicable interest rate (the “Interest Rate”) plus a margin ranging from 250 basis points to 350 basis points (the “Applicable Margin”) depending on the Interest Rate elected, currently 3.5%. With respect to borrowings under the 2023 Revolving Credit Facility and the 2023 Term Loan, the Interest Rate shall be either (A) the Alternative Base Rate plus the Applicable Margin and/or (B) the Adjusted Term SOFR Rate plus the Applicable Margin or, with respect to the 2023 Revolving Credit

Facility only, (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Margin. As used herein: “Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate , plus 10 basis points; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”) plus 10 basis points.

The General Partner and certain subsidiaries of the Operating Partnership are the guarantors of the obligations of the Operating Partnership under the 2023 Credit Agreement, and certain subsidiaries of the Operating Partnership also granted the lenders a security interest in certain subsidiary guarantors in order to further secure the obligations, liabilities and indebtedness of the Operating Partnership under the 2023 Credit Agreement.

The 2023 Credit Agreement includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios relating to (a) the maximum total leverage ratio (65 percent), (b) the minimum debt service coverage ratio (1.25 times), (c) the minimum tangible net worth ratio (80% of tangible net worth as of July 25, 2023 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), and (d) the maximum unhedged variable rate debt ratio (30%). Subject to certain exceptions, the net proceeds from any property sales are to be used to mandatorily repay the 2023 Term Loan until it is retired. In addition, the 2023 Credit Agreement includes a mandatory cash sweep provision that provides that any cash, cash equivalents or marketable securities of the General Partner or Operating Partnership in excess of $25 million as of the end of the last business day of any calendar week shall be applied to repayment of any outstanding borrowings under the 2023 Credit Agreement.

The 2023 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2023 Revolving Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Operating Partnership’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board of Directors, nor appointed by the Board of Directors. If these change of control provisions were triggered, the Operating Partnership could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Operating Partnership would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2023 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Operating Partnership will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

On July 25, 2023, the Operating Partnership drew the full $115 million available under the 2023 Term Loan and borrowed $52 million from the 2023 Revolving Credit Facility which proceeds, together with available cash, were used to fund the purchase price under the Rockpoint Purchase Agreement in Part II, Item 5. On July 26, 2023, the Company paid down a total of $27 million of borrowings under the 2023 Revolving Credit Facility.
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
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of July 24, 2023.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of July 24, 2023.
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of June 30, 2023, the outstanding balance of such debt totaled $18.2 million of which $2 million was guaranteed by the Company.
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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income available to common shareholders	$(27,434)	$26,373	$(47,407)	$17,281
Add (deduct): Noncontrolling interests in Operating Partnership	(2,384)	2,568	(4,696)	(305)
Noncontrolling interests in discontinued operations	(298)	127	(22)	2,102
Real estate-related depreciation and amortization on continuing operations (a)	26,064	23,413	52,053	44,352
Real estate-related depreciation and amortization on discontinued operations	275	6,863	5,231	14,784
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	3,488	4,440	2,709	2,604
Funds from operations available to common stock and Operating Partnership unitholders (b)	$(289)	$63,784	$7,868	$80,818
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $2.6 million for the three months ended June 30, 2023 and 2022 and $5.2 million for the six months ended June 30, 2023 and 2022. Excludes non-real estate-related depreciation and amortization of $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively and $0.6 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.
(b)Net loss (income) available to common shareholders for the three months 2022 included $3.9 million of land impairment charges and $55.1 million, respectively, gains on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains relate to non-depreciable assets.

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
Approximately $1.8 billion of the Company’s long-term debt as of June 30, 2023 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The effective interest rates on the Company’s variable rate debt as of June 30, 2023 ranged from LIBOR/SOFR plus 141 basis points to LIBOR/SOFR plus 275 basis points. Assuming interest-rate swaps and caps are not in effect as of June 30, 2023, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $5.5 million annually. As of June 30, 2023, the Company's indebtedness with an aggregate principal balance of $1.8 billion had an estimated aggregate fair value of $1.7 billion and if market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of March 31, 2022 would be approximately $49.2 million higher or lower, respectively.
The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

June 30, 2023 Debt, including current portion ($s in thousands)	7/1/23 - 12/31/2023	2024	2025	2026	2027	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate	$60,788	$610,361	$8,384	$491,780	$313,477	$342,440	$1,827,230	$(6,249)	$1,820,981	$1,709,839
Weighted Average Interest Rate	3.58%	5.02%	3.39%	4.23%	3.66%	3.98%			4.32%
(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of June 30, 2023.

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
During the three months ended June 30, 2023, the Company issued 270,585 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.
(b)Not Applicable.
(c)Not Applicable.
Item 3. Defaults Upon Senior Securities
(a)Not Applicable.
(b)Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a)RockPoint Transaction
On July 25, 2023, VRT and the Operating Partnership entered into a REIT Interest and Partnership Interest Purchase Agreement (the “Rockpoint Purchase Agreement”) with Rockpoint Growth and Income Upper REIT Aggregator II-A, L.L.C., Rockpoint Growth and Income Lower REIT Aggregator II-A, L.L.C., Rockpoint Growth and Income Upper REIT Upsize Aggregator II-A, L.L.C., Rockpoint Growth and Income Lower REIT Upsize Aggregator II-A, L.L.C. (collectively, the “Rockpoint REIT Owners”) and RPIIA-RLB, L.L.C. (the “Rockpoint Class B Preferred Holder”, and together with the Rockpoint REIT Owners, the “Rockpoint Entities”).

As previously disclosed, in February 2017 and June 2019 the General Partner, the Operating Partnership, VRT and VRLP issued and sold an aggregate of $400 million of Preferred Units of VRLP to the Rockpoint Class B Preferred Holder and certain direct subsidiaries of the Rockpoint REIT Owners (such subsidiaries, the “Rockpoint REITs”). See Note 14: Redeemable Noncontrolling Interests – Rockpoint Transaction. Under the terms of the Rockpoint Purchase Agreement, (i) VRT purchased all of the issued and outstanding Preferred Units of VRLP held by the Rockpoint Class B Preferred Holder, and (ii) the Operating Partnerhsip purchased all of the common equity interests in the Rockpoint REITs (and as a result, indirectly acquired all of the issued and outstanding Preferred Units of VRLP held by the Rockpoint REITs), for an aggregate purchase price of $520 million. Under the terms of the Rockpoint Purchase Agreement, (i) the Original Investment Agreement and the Add On Investment Agreement have been terminated and are of no further force and effect (except for certain tax and related indemnification rights and obligations), (ii) the Rockpoint Entities ceased to be, direct or indirect, as applicable, members of VRLP, and (iii) all rights, title and interest of the Rockpoint Entities in and pursuant to the VRLP Partnership Agreement (except for certain tax, confidentiality and indemnification rights and obligations) and all other agreements by and between the General Partner, the Operating Partnership, VRT, VRLP and the Rockpoint Entities were terminated, including without limitation all provisions relating to the valuation and repurchase of the Rockpoint Entities’ Put/Call Interests.

The foregoing summary is qualified entirely by reference to the Rockpoint Purchase Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Information about the Rockpoint Purchase Agreement is being disclosed under Part II, Item 5 of Form 10-Q in lieu of separate disclosure under Items 1.01, 2.04 and 9.01 of Form 8-K.

Senior Secured Revolving Credit Facility and Term Loan Facility

On July 25, 2023, the Operating Partnership entered into a revolving credit and term loan agreement dated as of July 25, 2023 (the “2023 Credit Agreement”) among the Operating Partnership, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as joint lead arrangers and bookrunners (collectively, the “Lenders”). The General Partner is the guarantor of the obligations of the Operating Partnership under the 2023 Credit Agreement pursuant to a Parent Guaranty dated July 25, 2023 of the General Partner in favor of the Lenders (the “Parent Guaranty”). In addition, certain subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership fully and unconditionally guaranteed the obligations of the Operating Partnership under the 2023 Credit Agreement pursuant to a Subsidiary Guaranty dated July 25, 2023 of the Subsidiary Guarantors in favor of the Lenders (the “Subsidiary Guaranty”). In furtherance of the Subsidiary Guaranty, the Operating Partnership and certain of the Subsidiary Guarantors (the “Subsidiary Pledgors”) also entered into a Pledge and Security Agreement with the Administrative Agent dated July 25, 2023 granting the Administrative Agent a security interest in certain Subsidiary Guarantors in order to further secure the obligations, liabilities and indebtedness of the Operating Partnership under the 2023 Credit Agreement (the “Pledge and Security Agreement”).

Pursuant to the 2023 Credit Agreement, the Operating Partnership entered into a $60 million senior secured revolving credit facility (the “2023 Revolving Credit Facility") and a $115 million senior secured term loan facility (the “2023 Term Loan”).

The material terms of the 2023 Revolving Credit Facility provide for:

1. A one-year term ending on July 25, 2024, subject to one six-month extension option;
2. Revolving credit loans may be made to the Operating Partnership in an aggregate principal amount of up to $60 million;
3. A first priority lien on the Operating Partnership’s unencumbered property known as The James, a 240 unit multi-family residential property located at 87 Madison Avenue, Park Ridge, New Jersey (the “Collateral Pool Property”); and
4. A commitment fee payable quarterly equal to 35 basis points per annum on the daily unused amount of the 2023 Revolving Credit Facility.

The material terms of the 2023 Term Loan provide for:

1. A one-year term ending on July 25, 2024, subject to one six-month extension option;
2. A single draw of the term loan commitments up to an aggregate principal amount of $115 million; and
3. A first priority lien in the Collateral Pool Property.

There is no premium or penalty associated with full or partial prepayment of borrowings under the 2023 Credit Agreement (other than customary break funding payments for loans bearing interest based on the Adjusted Term SOFR Rate).

Interest on borrowings under the 2023 Revolving Credit Facility and 2023 Term Loan shall be based on applicable interest rate (the “Interest Rate”) plus a margin ranging from 250 basis points to 350 basis points (the “Applicable Margin”) depending on the Interest Rate elected, currently 3.5%. With respect to borrowings under the 2023 Revolving Credit Facility and the 2023 Term Loan, the Interest Rate shall be either (A) the Alternative Base Rate plus the Applicable Margin and/or (B) the Adjusted Term SOFR Rate plus the Applicable Margin or, with respect to the 2023 Revolving Credit Facility only, (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Margin. As used herein: “Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate , plus 10 basis points; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”) plus 10 basis points.

The 2023 Credit Agreement, which applies to both the 2023 Revolving Credit Facility and the 2023 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios relating to (a) the maximum total leverage ratio (65 percent), (b) the minimum debt service coverage ratio (1.25 times), (c) the minimum tangible net worth ratio (80% of tangible net worth as of July 25, 2023 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), and (d) the maximum unhedged variable rate debt ratio (30%). Subject to certain exceptions, the net proceeds from any property sales are to be used to mandatorily repay the 2023 Term Loan until it is retired. In addition, the 2023 Credit Agreement includes a mandatory cash sweep provision that provides that any cash, cash equivalents or marketable securities of the General Partner or Operating Partnership in excess of $25 million as of the end of the last business day of any calendar week shall be applied to repayment of any outstanding borrowings under the 2023 Credit Agreement.

The 2023 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2023 Revolving Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Operating Partnership’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board of Directors, nor appointed by the Board of Directors. If these change of control provisions were triggered, the Operating Partnership could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Operating Partnership would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2023 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Operating Partnership will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

In connection with the 2023 Credit Agreement, the Operating Partnership paid an aggregate of approximately $1.8 million in facilities, upfront and administrative fees to the administrative agent and Lenders of the 2023 Revolving Credit Facility and 2023 Term Loan.

On July 25, 2023, the Operating Partnership drew the full $115 million available under the 2023 Term Loan and borrowed $52 million from the 2023 Revolving Credit Facility which proceeds, together with available cash, were used to fund the purchase price under the Rockpoint Purchase Agreement described above. On July 26, 2023, the Company paid down a total of $27 million of borrowings under the 2023 Revolving Credit Facility.

The foregoing summaries are qualified entirely by reference to the 2023 Credit Agreement, the Parent Guaranty, the Subsidiary Guaranty, and the Pledge and Security Agreement, copies of which are filed as Exhibits 10.2 through 10.5 hereto, respectively, and are incorporated herein by reference.

Information about the 2023 Revolving Credit Facility and 2023 Term Loan and the 2023 Credit Agreement, the Parent Guaranty, the Subsidiary Guaranty, and the Pledge and Security Agreement is being disclosed under Part II, Item 5 of Form 10-Q in lieu of separate disclosure under Items 1.01, 2.03 and 9.01 of Form 8-K.

(b)Not Applicable.
(c)Not Applicable.
Item 6. Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1*	Articles of Amendment to the Articles of Restatement of Veris Residential, Inc. as filed with the State Department of Assessments and Taxation of Maryland on June 16, 2023.

3.2*	Fourth Amended and Restated Bylaws of Veris Residential, Inc.

10.1*+
REIT Interest and Partnership Interest Purchase Agreement among Veris Residential, L.P., Veris Residential Trust, Rockpoint Growth and Income Upper REIT Aggregator II-A, L.L.C., Rockpoint Growth and Income Lower REIT Aggregator II-A, L.L.C., Rockpoint Growth and Income Upper REIT Upsize Aggregator II-A, L.L.C., Rockpoint Growth and Income Lower REIT Upsize Aggregator II-A, L.L.C. and RPIIA-RLB, L.L.C. dated July 25, 2023.

10.2*+
Revolving Credit and Term Loan Agreement dated as of July 25, 2023 among Veris Residential, L.P., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA as joint bookrunners and joint arrangers, and the lenders party thereto.

10.3*	Parent Guaranty dated of Veris Residential, Inc. dated July 25, 2023.

10.4*	Subsidiary Guaranty of the subsidiary guarantors of Veris Residential, L.P. party thereto dated July 25, 2023.

10.5*
Pledge and Security Agreement by and among Veris Residential, L.P., as borrower, the subsidiary pledgees of Veris Residential, L.P. party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated July 25, 2023.

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

101.1*	The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* filed herewith
+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date:	July 26, 2023	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	July 26, 2023	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	July 26, 2023	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	July 26, 2023	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)