Form 10-Q
period 2023-09-30
Veris Residential, Inc.; Veris Residential, L.P.
filed 2023-10-25
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
As of October 23, 2023, there were 92,221,526 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of September 30, 2023, the General Partner owned an approximate 91.4 percent common unit interest in the Operating Partnership. The remaining approximate 8.6 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long-term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
The results of operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	September 30, 2023	December 31, 2022
Rental property
Land and leasehold interests	$476,207	$492,204
Buildings and improvements	2,841,573	3,332,315
Tenant improvements	40,846	122,509
Furniture, fixtures and equipment	101,793	99,094
	3,460,419	4,046,122
Less – accumulated depreciation and amortization	(460,664)	(631,910)
	2,999,755	3,414,212
Real estate held for sale, net	99,183	193,933
Net investment in rental property	3,098,938	3,608,145
Cash and cash equivalents	17,274	26,782
Restricted cash	23,603	20,867
Investments in unconsolidated joint ventures	119,830	126,158
Unbilled rents receivable, net	5,626	39,734
Deferred charges and other assets, net	60,764	96,162
Accounts receivable	3,855	2,920

Total assets	$3,329,890	$3,920,768
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$59,067	$—
Mortgages, loans payable and other obligations, net	1,853,799	1,903,977
Dividends and distributions payable	5,221	110
Accounts payable, accrued expenses and other liabilities	57,737	72,041
Rents received in advance and security deposits	15,916	22,941
Accrued interest payable	6,845	7,131
Total liabilities	1,998,585	2,006,200

Commitments and contingencies

Redeemable noncontrolling interests	40,231	515,231

Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 92,217,463 and 91,141,649 shares outstanding	920	911
Additional paid-in capital	2,551,137	2,532,182
Dividends in excess of net earnings	(1,408,313)	(1,301,385)
Accumulated other comprehensive income	3,866	3,977
Total Veris Residential, Inc. stockholders’ equity	1,147,610	1,235,685

Noncontrolling interests in subsidiaries:
Operating Partnership	108,214	126,109
Consolidated joint ventures	35,250	37,543
Total noncontrolling interests in subsidiaries	143,464	163,652

Total equity	1,291,074	1,399,337

Total liabilities and equity	$3,329,890	$3,920,768
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2023	2022	2023	2022
Revenue from leases	$64,214	$54,764	$185,961	$146,020
Real estate services	1,230	886	2,785	2,693
Parking income	4,674	4,083	13,574	11,659
Other income	1,364	3,402	4,623	5,892
Total revenues	71,482	63,135	206,943	166,264

EXPENSES
Real estate taxes	10,909	10,463	29,733	26,664
Utilities	2,746	2,483	7,629	6,730
Operating services	15,349	13,468	41,557	39,354
Real estate services expenses	3,533	2,752	9,864	8,035
General and administrative	14,620	12,818	34,487	43,793
Transaction related costs	2,704	3	7,051	1,348
Depreciation and amortization	23,212	22,359	70,543	61,815
Land and other impairments, net	—	2,535	3,396	9,367
Total expenses	73,073	66,881	204,260	197,106

OTHER (EXPENSE) INCOME
Interest expense	(23,715)	(18,819)	(67,422)	(45,167)
Interest cost of mandatorily redeemable noncontrolling interests	(36,392)	—	(49,782)	—
Interest and other investment income	1,240	280	5,283	627
Equity in earnings (losses) of unconsolidated joint ventures	210	(304)	2,843	1,847
(Loss) gain on disposition of developable land	—	—	(23)	57,747
Loss from extinguishment of debt, net	(1,046)	—	(3,702)	(129)
Other (expense) income, net	(57)	—	2,794	—
Total other (expense) income, net	(59,760)	(18,843)	(110,009)	14,925
Loss from continuing operations before income tax expense	(61,351)	(22,589)	(107,326)	(15,917)
Provision for income taxes	(293)	—	(293)	—
Loss from continuing operations after income tax expense	(61,644)	(22,589)	(107,619)	(15,917)
Discontinued operations:
Income (loss) from discontinued operations	971	(78,213)	3,290	(52,158)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	423	(5,100)	(2,286)	(7,704)
Total discontinued operations, net	1,394	(83,313)	1,004	(59,862)
Net loss	(60,250)	(105,902)	(106,615)	(75,779)
Noncontrolling interests in consolidated joint ventures	592	726	1,815	2,484
Noncontrolling interests in Operating Partnership of income from continuing operations	5,322	2,613	10,016	2,929
Noncontrolling interests in Operating Partnership in discontinued operations	(121)	7,710	(97)	5,597
Redeemable noncontrolling interests	(350)	(6,365)	(7,333)	(19,168)
Net loss available to common shareholders	$(54,807)	$(101,218)	$(102,214)	$(83,937)

Basic earnings per common share:
Loss from continuing operations	$(0.61)	$(0.27)	$(1.17)	$(0.38)
Discontinued operations	$0.01	$(0.83)	$0.01	$(0.60)
Net loss available to common shareholders	$(0.60)	$(1.10)	$(1.16)	$(0.98)

Diluted earnings per common share:
Loss from continuing operations	$(0.61)	$(0.27)	$(1.17)	$(0.38)
Discontinued operations	$0.01	$(0.83)	$0.01	$(0.60)
Net loss available to common shareholders	$(0.60)	$(1.10)	$(1.16)	$(0.98)

Basic weighted average shares outstanding	92,177	91,087	91,762	91,022

Diluted weighted average shares outstanding	100,925	100,378	100,770	100,215
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(60,250)	$(105,902)	$(106,615)	$(75,779)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate swaps	(714)	2,577	(123)	4,699
Comprehensive loss	$(60,964)	$(103,325)	$(106,738)	$(71,080)
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	592	726	1,815	2,484
Comprehensive income attributable to redeemable noncontrolling interests	(350)	(6,365)	(7,333)	(19,168)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	5,263	10,084	9,931	8,097
Comprehensive loss attributable to common shareholders	$(55,459)	$(98,880)	$(102,325)	$(79,667)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended September 30, 2023	Shares	Par Value
Balance at July 1, 2023	92,041	918	$2,540,309	$(1,348,792)	$4,518	$151,065	$1,348,018
Net loss	—	—	—	(54,807)	—	(5,443)	(60,250)
Common stock dividends	—	—	—	(4,714)	—	—	(4,714)
Unit distributions	—	—	—	—	—	(435)	(435)
Redeemable noncontrolling interests	—	—	—	—	—	(350)	(350)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	84	84
Redemption of common units for common stock	171	2	2,295	—	—	(2,297)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	99	—	—	—	99
Stock compensation	9	—	9,366	—	—	—	9,366
Cancellation of restricted shares	(4)	—	(31)	—	—	—	(31)
Other comprehensive loss	—	—	—	—	(652)	(62)	(714)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(902)	—	—	902	—
Balance at September 30, 2023	92,217	920	$2,551,137	$(1,408,313)	$3,866	$143,464	$1,291,074

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended September 30, 2022	Shares	Par Value
Balance at July 1, 2022	91,063	911	$2,525,466	$(1,232,038)	$1,941	$170,893	$1,467,173
Net loss	—	—	—	(101,218)	—	(4,684)	(105,902)
Redeemable noncontrolling interests	—	—	1,279	—	—	(6,234)	(4,955)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	6	6
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	(4)	—	—	—	(4)
Directors' deferred compensation plan	—	—	110	—	—	—	110
Stock compensation	31	—	2,790	—	—	423	3,213
Cancellation of restricted shares	(10)	—	(156)	—	—	—	(156)
Other comprehensive income	—	—	—	—	2,338	239	2,577
Rebalancing of ownership percentage between parent and subsidiaries	—	—	160	—	—	(160)	—
Balance at September 30, 2022	91,084	911	$2,529,645	$(1,333,256)	$4,279	$160,483	$1,362,062
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2023	Shares	Par Value
Balance at January 1, 2023	91,142	911	$2,532,182	$(1,301,385)	$3,977	$163,652	$1,399,337
Net loss	—	—	—	(102,214)	—	(4,401)	(106,615)
Common stock dividends	—	—	—	(4,714)	—	—	(4,714)
Unit distributions	—	—	—	—	—	(435)	(435)
Redeemable noncontrolling interests	—	—	(4,516)	—	—	(7,794)	(12,310)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(478)	(478)
Redemption of common units for common stock	821	9	11,339	—	—	(11,348)	—
Redemption of common units	—	—	—	—	—	(94)	(94)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	3	—	—	—	3
Directors' deferred compensation plan	21	—	295	—	—	—	295
Stock compensation	268	—	16,218	—	—	487	16,705
Cancellation of restricted shares	(35)	—	(497)	—	—	—	(497)
Other comprehensive loss	—	—	—	—	(111)	(12)	(123)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(3,887)	—	—	3,887	—
Balance at September 30, 2023	92,217	920	$2,551,137	$(1,408,313)	$3,866	$143,464	$1,291,074

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2022	Shares	Par Value
Balance at January 1, 2022	90,948	909	$2,530,383	$(1,249,319)	$9	$167,436	$1,449,418
Net (loss) income	—	—	—	(83,937)	—	8,158	(75,779)
Unit distributions	—	—	—	—	—	218	218
Redeemable noncontrolling interests	—	—	(5,187)	—	—	(19,688)	(24,875)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	24	24
Redemption of common units for common stock	11	—	161	—	—	(161)	—
Redemption of common units	—	—	—	—	—	(1,801)	(1,801)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	23	—	—	—	23
Directors' deferred compensation plan	—	—	330	—	—	—	330
Stock compensation	174	2	7,254	—	—	3,401	10,657
Cancellation of restricted shares	(51)	—	(852)	—	—	—	(852)
Other comprehensive income	—	—	—	—	4,270	429	4,699
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,467)	—	—	2,467	—
Balance at September 30, 2022	91,084	911	$2,529,645	$(1,333,256)	$4,279	$160,483	$1,362,062
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net loss	$(106,615)	$(75,779)
Net (income) loss from discontinued operations	(1,004)	59,862
Net loss from continuing operations	(107,619)	(15,917)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	70,489	61,828
Amortization of deferred compensation stock units	295	330
Amortization of stock compensation	16,705	10,657
Amortization of deferred financing costs	3,161	3,228
Equity in earnings of unconsolidated joint ventures	(2,843)	(1,847)
Distributions of cumulative earnings from unconsolidated joint ventures	—	13
Loss (gain) on disposition of developable land	23	(57,747)
Land and other impairments, net	3,396	9,367
Loss from extinguishment of debt	3,702	129
Gain on insurance proceeds	(2,794)	—
Interest cost of mandatorily redeemable noncontrolling interests	49,782	—
Changes in operating assets and liabilities:
Decrease in unbilled rents receivable, net	2,737	3,066
Increase in deferred charges and other assets	(1,087)	(7,283)
Decrease (increase) in accounts receivable, net	97	(128)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(4,842)	1,989
Increase in rents received in advance and security deposits	828	2,738
Increase in accrued interest payable	40	587
Net cash flows provided by operating activities - continuing operations	32,070	11,010
Net cash flows provided by operating activities - discontinued operations	1,202	48,724

Net cash provided by operating activities	$33,272	$59,734

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$—	$(130,500)
Rental property additions, improvements and other costs	(9,815)	(14,198)
Development of rental property and other related costs	(6,959)	(42,480)
Proceeds from the sales of rental property	7,784	127,020
Repayment of notes receivable	1,280	2,172
Investment in unconsolidated joint ventures	(180)	(147)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,351	10,361
Proceeds from insurance settlements	3,735	—
Other investing activities	750	—
Net cash provided by (used in) investing activities - continuing operations	5,946	(47,772)
Net cash provided by investing activities - discontinued operations	488,625	167,442

Net cash provided by investing activities	$494,571	$119,670

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$81,000	$89,000
Repayment of revolving credit facility	(63,000)	(128,000)
Borrowings from term loans	115,000	—
Repayments of term loans	(72,000)	—
Proceeds from mortgages and loans payable	399,561	154,720
Repayment of mortgages, loans payable and other obligations	(441,198)	(240,395)
Redemption of redeemable noncontrolling interests, net	(520,388)	(12,000)
Payment of early debt extinguishment costs	(255)	(5,140)
Common unit redemptions	(94)	(2,653)
Payment of financing costs	(16,089)	(3,026)
Contribution from noncontrolling interests	84	24
Distributions to redeemable noncontrolling interests	(16,704)	(19,274)
Payment of common dividends and distributions	(38)	(56)
Other financing activities	(494)	—
Net cash used in financing activities	$(534,615)	$(166,800)

Net (decrease) increase in cash and cash equivalents	$(6,772)	$12,604
Cash, cash equivalents and restricted cash, beginning of period (1)	47,649	51,455

Cash, cash equivalents and restricted cash, end of period (2)	$40,877	$64,059
(1)Includes Restricted Cash of $20,867 and $19,701 as of December 31, 2022 and 2021, respectively.
(2)Includes Restricted Cash of $23,603 and $25,702 as of September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	September 30, 2023	December 31, 2022
Rental property
Land and leasehold interests	$476,207	$492,204
Buildings and improvements	2,841,573	3,332,315
Tenant improvements	40,846	122,509
Furniture, fixtures and equipment	101,793	99,094
	3,460,419	4,046,122
Less – accumulated depreciation and amortization	(460,664)	(631,910)
	2,999,755	3,414,212
Real estate held for sale, net	99,183	193,933
Net investment in rental property	3,098,938	3,608,145
Cash and cash equivalents	17,274	26,782
Restricted cash	23,603	20,867
Investments in unconsolidated joint ventures	119,830	126,158
Unbilled rents receivable, net	5,626	39,734
Deferred charges and other assets, net	60,764	96,162
Accounts receivable	3,855	2,920

Total assets	$3,329,890	$3,920,768
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$59,067	$—
Mortgages, loans payable and other obligations, net	1,853,799	1,903,977
Distributions payable	5,221	110
Accounts payable, accrued expenses and other liabilities	57,737	72,041
Rents received in advance and security deposits	15,916	22,941
Accrued interest payable	6,845	7,131
Total liabilities	1,998,585	2,006,200

Commitments and contingencies

Redeemable noncontrolling interests	40,231	515,231

Partners’ Capital:
General Partner, 92,217,463 and 91,141,649 common units outstanding	1,079,858	1,163,935
Limited partners, 8,695,622 and 9,301,521 common units/LTIPs outstanding	172,100	193,882
Accumulated other comprehensive income	3,866	3,977
Total Veris Residential, L.P. partners’ capital	1,255,824	1,361,794

Noncontrolling interests in consolidated joint ventures	35,250	37,543

Total equity	1,291,074	1,399,337

Total liabilities and equity	$3,329,890	$3,920,768
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2023	2022	2023	2022
Revenue from leases	$64,214	$54,764	$185,961	$146,020
Real estate services	1,230	886	2,785	2,693
Parking income	4,674	4,083	13,574	11,659
Other income	1,364	3,402	4,623	5,892
Total revenues	71,482	63,135	206,943	166,264
EXPENSES
Real estate taxes	10,909	10,463	29,733	26,664
Utilities	2,746	2,483	7,629	6,730
Operating services	15,349	13,468	41,557	39,354
Real estate services expenses	3,533	2,752	9,864	8,035
General and administrative	14,620	12,818	34,487	43,793
Transaction related costs	2,704	3	7,051	1,348
Depreciation and amortization	23,212	22,359	70,543	61,815
Land and other impairments, net	—	2,535	3,396	9,367
Total expenses	73,073	66,881	204,260	197,106
OTHER (EXPENSE) INCOME
Interest expense	(23,715)	(18,819)	(67,422)	(45,167)
Interest cost of mandatorily redeemable noncontrolling interests	(36,392)	—	(49,782)	—
Interest and other investment income	1,240	280	5,283	627
Equity in earnings (losses) of unconsolidated joint ventures	210	(304)	2,843	1,847
(Loss) gain on disposition of developable land	—	—	(23)	57,747
Loss from extinguishment of debt, net	(1,046)	—	(3,702)	(129)
Other (expense) income, net	(57)	—	2,794	—
Total other (expense) income, net	(59,760)	(18,843)	(110,009)	14,925
Loss from continuing operations before income tax expense	(61,351)	(22,589)	(107,326)	(15,917)
Provision for income taxes	(293)	—	(293)	—
Loss from continuing operations after income tax expense	(61,644)	(22,589)	(107,619)	(15,917)
Discontinued operations:
Income (loss) from discontinued operations	971	(78,213)	3,290	(52,158)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	423	(5,100)	(2,286)	(7,704)
Total discontinued operations, net	1,394	(83,313)	1,004	(59,862)
Net loss	(60,250)	(105,902)	(106,615)	(75,779)
Noncontrolling interests in consolidated joint ventures	592	726	1,815	2,484
Redeemable noncontrolling interests	(350)	(6,365)	(7,333)	(19,168)
Net loss available to common unitholders	$(60,008)	$(111,541)	$(112,133)	$(92,463)
Basic earnings per common unit:
Loss from continuing operations	$(0.61)	$(0.27)	$(1.17)	$(0.38)
Discontinued operations	0.01	(0.83)	0.01	(0.60)
Net loss available to common unitholders	$(0.60)	$(1.10)	$(1.16)	$(0.98)
Diluted earnings per common unit:
Loss from continuing operations	$(0.61)	$(0.27)	$(1.17)	$(0.38)
Discontinued operations	0.01	(0.83)	0.01	(0.60)
Net loss available to common unitholders	$(0.60)	$(1.10)	$(1.16)	$(0.98)

Basic weighted average units outstanding	100,925	100,378	100,770	100,215

Diluted weighted average units outstanding	100,925	100,378	100,770	100,215
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(60,250)	$(105,902)	$(106,615)	$(75,779)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate swaps	(714)	2,577	(123)	4,699
Comprehensive loss	$(60,964)	$(103,325)	$(106,738)	$(71,080)
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	592	726	1,815	2,484
Comprehensive income attributable to redeemable noncontrolling interests	(350)	(6,365)	(7,333)	(19,168)
Comprehensive loss attributable to common unitholders	$(60,722)	$(108,964)	$(112,256)	$(87,764)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended September 30, 2023	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at July 1, 2023	92,041	8,867	$1,127,647	$180,095	$4,518	$35,758	$1,348,018
Net loss	—	—	(54,807)	(5,201)	—	(242)	(60,250)
Unit distributions	—	—	(4,714)	(435)	—	—	(5,149)
Redeemable noncontrolling interests	—	—	—	—	—	(350)	(350)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	84	84
Redemption of limited partners common units for common stock	171	(171)	2,297	(2,297)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	99	—	—	—	99
Other comprehensive loss	—	—	—	(62)	(652)	—	(714)
Stock compensation	9	—	9,366	—	—	—	9,366
Cancellation of common stock	(4)	—	(31)	—	—	—	(31)
Balance at September 30, 2023	92,217	8,696	$1,079,858	$172,100	$3,866	$35,250	$1,291,074

For the Three Months Ended September 30, 2022	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at July 1, 2022	91,063	9,290	$1,226,783	$199,806	$1,941	$38,643	$1,467,173
Net (loss) income	—	—	(101,218)	(10,323)	—	5,639	(105,902)
Redeemable noncontrolling interests	—	—	1,279	131	—	(6,365)	(4,955)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	6	6
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	(4)	—	—	—	(4)
Directors' deferred compensation plan	—	—	110	—	—	—	110
Other comprehensive income	—	—	—	239	2,338	—	2,577
Stock compensation	31	—	2,790	423	—	—	3,213
Cancellation of common stock	(10)	—	(156)	—	—	—	(156)
Balance at June 30, 2022	91,084	9,290	$1,129,584	$190,276	$4,279	$37,923	$1,362,062
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Nine Months Ended September 30, 2023	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2023	91,142	9,301	$1,163,935	$193,882	$3,977	$37,543	$1,399,337
Net (loss) income	—	—	(102,214)	(9,919)	—	5,518	(106,615)
Unit distributions	—	—	(4,714)	(435)	—	—	(5,149)
Redeemable noncontrolling interests	—	—	(4,516)	(461)	—	(7,333)	(12,310)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(478)	(478)
Vested LTIP units	—	221	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	821	(821)	11,348	(11,348)	—	—	—
Redemption of limited partner common units	—	(5)	—	(94)	—	—	(94)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	3	—	—	—	3
Directors' deferred compensation plan	21	—	295	—	—	—	295
Other comprehensive income	—	—	—	(12)	(111)	—	(123)
Stock compensation	268	—	16,218	487	—	—	16,705
Cancellation of restricted shares	(35)	—	(497)	—	—	—	(497)
Balance at September 30, 2023	92,217	8,696	$1,079,858	$172,100	$3,866	$35,250	$1,291,074

For the Nine Months Ended September 30, 2022	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2022	90,948	9,013	$1,211,790	$197,236	$9	$40,383	$1,449,418
Net (loss) income	—	—	(83,937)	(8,526)	—	16,684	(75,779)
Unit distributions	—	—	—	218	—	—	218
Redeemable noncontrolling interests	—	—	(5,187)	(520)	—	(19,168)	(24,875)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	24	24
Vested LTIP units	—	397	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	11	(11)	161	(161)	—	—	—
Redemption of limited partners common units	—	(109)	—	(1,801)	—	—	(1,801)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	23	—	—	—	23
Directors' deferred compensation plan	—	—	330	—	—	—	330
Other comprehensive income	—	—	—	429	4,270	—	4,699
Stock compensation	174	—	7,256	3,401	—	—	10,657
Cancellation of restricted shares	(51)	—	(852)	—	—	—	(852)
Balance at September 30, 2022	91,084	9,290	$1,129,584	$190,276	$4,279	$37,923	$1,362,062
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net loss	$(106,615)	$(75,779)
Net (income) loss from discontinued operations	(1,004)	59,862
Net loss from continuing operations	(107,619)	(15,917)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	70,489	61,828
Amortization of deferred compensation stock units	295	330
Amortization of stock compensation	16,705	10,657
Amortization of deferred financing costs	3,161	3,228
Equity in earnings of unconsolidated joint ventures	(2,843)	(1,847)
Distributions of cumulative earnings from unconsolidated joint ventures	—	13
Loss (gain) on disposition of developable land	23	(57,747)
Land and other impairments, net	3,396	9,367
Loss from extinguishment of debt	3,702	129
Gain on insurance proceeds	(2,794)	—
Interest cost of mandatorily redeemable noncontrolling interests	49,782	—
Changes in operating assets and liabilities:
Decrease in unbilled rents receivable, net	2,737	3,066
Increase in deferred charges and other assets	(1,087)	(7,283)
Decrease (increase) in accounts receivable, net	97	(128)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(4,842)	1,989
Increase in rents received in advance and security deposits	828	2,738
Increase in accrued interest payable	40	587
Net cash flows provided by operating activities - continuing operations	32,070	11,010
Net cash flows provided by operating activities - discontinued operations	1,202	48,724

Net cash provided by operating activities	$33,272	$59,734

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$—	$(130,500)
Rental property additions, improvements and other costs	(9,815)	(14,198)
Development of rental property and other related costs	(6,959)	(42,480)
Proceeds from the sales of rental property	7,784	127,020
Repayment of notes receivable	1,280	2,172
Investment in unconsolidated joint ventures	(180)	(147)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,351	10,361
Proceeds from insurance settlements	3,735	—
Other investing activities	750	—
Net cash provided by (used in) investing activities - continuing operations	5,946	(47,772)
Net cash provided by investing activities - discontinued operations	488,625	167,442

Net cash provided by investing activities	$494,571	$119,670

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$81,000	$89,000
Repayment of revolving credit facility	(63,000)	(128,000)
Borrowings from term loans	115,000	—
Repayments of term loans	(72,000)	—
Proceeds from mortgages and loans payable	399,561	154,720
Repayment of mortgages, loans payable and other obligations	(441,198)	(240,395)
Redemption of redeemable noncontrolling interests, net	(520,388)	(12,000)
Payment of early debt extinguishment costs	(255)	(5,140)
Common unit redemptions	(94)	(2,653)
Payment of financing costs	(16,089)	(3,026)
Contribution from noncontrolling interests	84	24
Distributions to redeemable noncontrolling interests	(16,704)	(19,274)
Payment of common dividends and distributions	(38)	(56)
Other financing activities	(494)	—
Net cash used in financing activities	$(534,615)	$(166,800)

Net (decrease) increase in cash and cash equivalents	$(6,772)	$12,604
Cash, cash equivalents and restricted cash, beginning of period (1)	47,649	51,455

Cash, cash equivalents and restricted cash, end of period (2)	$40,877	$64,059
(1)Includes Restricted Cash of $20,867 and $19,701 as of December 31, 2022 and 2021, respectively.
(2)Includes Restricted Cash of $23,603 and $25,702 as of September 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.4 and 90.7 percent common unit interest in the Operating Partnership as of September 30, 2023 and December 31, 2022, respectively.
The Company develops, owns and operates predominantly multifamily rental properties located primarily in the Northeast, as well as a portfolio of non-strategic commercial properties and land parcels. The Company recently completed its transition to a pure-play multifamily REIT and is focused on conducting business in a socially, ethically, and environmentally responsible manner, while seeking to maximize value for all stakeholders. Veris Residential, Inc. was incorporated on May 24, 1994.
Unless stated otherwise or the context requires, the “Company” refers to the General Partner and its subsidiaries, including the Operating Partnership and its subsidiaries.
As of September 30, 2023, the Company owned or had interests in 24 multifamily rental properties as well as non-core assets comprised of two office properties and four parking/retail properties. The Properties are comprised of: (a) 22 wholly-owned or Company-controlled properties comprised of 17 multifamily properties and five non-core assets, and (b) eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and a non-core asset.

On July 25, 2023, Veris Residential Trust ("VRT") and the Operating Partnership entered into a REIT Interest and Partnership Interest Purchase Agreement (the “Rockpoint Purchase Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint") pursuant to which VRT and the Operating Partnership acquired from Rockpoint all of the Preferred Units that constituted the Put/Call Interests for an aggregate purchase price of approximately $520 million (the "Rockpoint Redemption”). The Rockpoint Redemption was completed concurrently with the signing of the agreement.
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
As of September 30, 2023 and December 31, 2022, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P. (See Note 14: Redeemable Noncontrolling Interests – Rockpoint Transaction, the Rockpoint interests have been fully redeemed as of September 30, 2023), have total real estate assets of $452.4 million and $468.1 million, respectively, other assets of $6.4 million and $6.0 million, respectively, mortgages of $285.3 million and $285.5 million, respectively, and other liabilities of $15.0 million and $17.3 million, respectively.
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
During the third quarter of 2023, the Company identified and recorded out-of-period adjustments related to stock-based compensation expenses incurred in prior interim periods and years. These adjustments were deemed not material to our consolidated financial statements for any periods presented resulting in an increase of $2.8 million and $0.8 million in General and Administrative and Operating Services, respectively, with a corresponding increase of Additional paid-in capital.
In the consolidated statement of cash flows, for the period ended September 30, 2022, the Company recorded a $9.5 million adjustment from Increase in accounts payable, accrued expenses and other liabilities in operating cash flows to Proceeds from the sales of rental property and developable land in investing activities, to properly present good faith deposits received for an asset for sale under binding contracts. The Company concluded that this was not material to any periods. The adjustment has no impact on the other consolidated financial statements.
2.    SIGNIFICANT ACCOUNTING POLICIES
These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2022, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.
Rental Property
Rental properties are reported at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Where an acquisition has been determined to be an asset acquisition, acquisition-related transaction costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.1 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and improvements, which enhance or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Included in net investment in rental property as of September 30, 2023 and December 31, 2022 is real estate and building and tenant improvements not in service, as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Land held for development (including pre-development costs, if any) (a)(b)	$255,798	$264,934
Development and construction in progress, including land (c)	35,807	205,173
Total	$291,605	$470,107
(a)Includes predevelopment and infrastructure costs included in buildings and improvements of $96.0 million and $97.7 million as of September 30, 2023 and December 31, 2022, respectively.
(b)Includes $70.7 million of land and $14.8 million of building and improvements classified as to assets held for sale at September 30, 2023.
(c)Includes land of $11.5 million as of September 30, 2023 and $13.6 million as of December 31, 2022.
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

On July 24, 2023, the Company declared a $0.05 dividend per common share, which was paid on October 10, 2023 to shareholders of record as of the close of business on September 30, 2023. At September 30, 2023, the balance of the dividends payable was $5.2 million.

The dividends and distributions payable at December 31, 2022 represent amounts payable on unvested LTIP units.
3.    RECENT TRANSACTIONS
Real Estate Held for Sale/Discontinued Operations/Dispositions
The Company has discontinued operations related to its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) which represented a strategic shift in the Company’s operations beginning in 2019. During the third quarter of 2023, the Company identified one additional land parcel as discontinued operations. See Note 7: Discontinued Operations.
As of September 30, 2023, the Company included as held for sale one office property totaling approximately 0.4 million square feet and several developable land parcels, which are located in Jersey City, Holmdel and Parsippany, New Jersey.
During the nine months ended September 30, 2023, a land parcel that was previously identified as held for sale was reclassified as held and used.

As a result of recent sales contracts in place, the Company determined that the carrying value of one office and three land parcels held for sale were not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and nine months ended September 30, 2023, recognized impairment of zero and $7.0 million, respectively.
As of September 30, 2023, the total estimated sales proceeds of real estate held for sale, net of expected selling costs, are expected to be approximately $145.7 million. Subsequently, in October 2023, the Company completed the sale of one office property and two parcels of land for a gross sales price of $89.0 million.
The following table summarizes the real estate held for sale, net, and other assets and liabilities (dollars in thousands) as of September 30, 2023:

	Office Portfolio	Other Properties Held for Sale	Total
Land	$4,336	$71,876	$76,212
Building & Other	25,949	18,243	44,192
Less: Accumulated depreciation	(12,165)	—	(12,165)
Less: Cumulative unrealized losses on property held for sale	(4,440)	(4,616)	(9,056)
Real estate held for sale, net	$13,680	$85,503	$99,183

Other assets and liabilities	Office Portfolio	Other Properties Held for Sale	Total
Unbilled rents receivable, net (a)	$37	$—	$37
Deferred charges, net (a)	43	—	43
Accounts payable, accrued expenses and other liabilities	(854)	(17)	(871)
(a)Expected to be removed with the completion of the sales.
The Company disposed of the following rental properties during the nine months ended September 30, 2023 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Discontinued Operations Realized Gains (Losses)/ Unrealized Losses, net
02/10/23	XS Hotels	Weehawken, New Jersey	2	—	Hotel	$93,358	(a)	$92,578	$780
04/04/23	Harborside 1, 2 and 3	Jersey City, New Jersey	3	1,886,800	Office	362,446		362,304	142
09/13/23	Harborside 6	Jersey City, New Jersey	1	231,856	Office	44,145		43,722	423

Unrealized gains (losses) on real estate held for sale									(3,631)
Totals			6	2,118,656		$499,949		$498,604	$(2,286)
(a)Included the proceeds of $84 million used to repay the mortgage loan encumbering the property at closing.

The Company disposed of the following developable land holding during the nine months ended September 30, 2023 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds		Net Carrying Value	Realized Gains (Losses)/ Unrealized Losses, net
03/17/23	Columbia-Honeywell	Morris Township, New Jersey	$8,214	(a)	$8,236	$(22)
Totals			$8,214		$8,236	$(22)
(a)    Included deposits totaling $1.1 million received by the Company in December 2022 and January 2023.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2023, the Company had an aggregate investment of approximately $119.8 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or in anticipation of possible development of rental properties. As of September 30, 2023, the unconsolidated joint ventures owned: seven multifamily properties totaling 2,146 apartment units, a retail property aggregating approximately 51,000 square feet and interests and/or rights to developable land parcels able to accommodate up to 829 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of September 30, 2023, the outstanding balance of such debt, subject to guarantees, totaled $18.2 million of which $2.0 million was guaranteed by the Company.
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $1.1 million and $0.8 million for such services in the three months ended September 30, 2023 and 2022, respectively. The Company had $0.4 million and $0.2 million in accounts receivable due from its unconsolidated joint ventures as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.

The following is a summary of the Company's unconsolidated joint ventures as of September 30, 2023 and December 31, 2022 (dollars in thousands):

						Property Debt
Entity / Property Name	Number of Apartment Units or Rentable SF		Company's Effective Ownership % (a)	Carrying Value		As of September 30, 2023			Interest Rate

				September 30, 2023	December 31, 2022	Balance	Maturity Date
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$682	$1,747	$60,767	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	4,703	5,114	82,000	11/10/26		3.21%
Capstone at Port Imperial	360	units	40.00%	21,688	23,234	135,000	12/22/24	SOFR+	1.2%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	32,167	32,372	89,946	07/01/33		4.82%
Urby at Harborside (e)	762	units	85.00%	58,493	61,594	186,457	08/01/29		5.197%
PI North - Land (b) (f)	829	potential units	20.00%	1,678	1,678	—	—		—
Other (g)				419	419	—	—		—
Totals:				$119,830	$126,158	$584,362
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
(d)Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $36,500, bears interest at SOFR +2.85 percent that subsequent to September 30, 2023 was extended to mature on October 10, 2024; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,067, with a fixed rate of 5.125%. On January 10, 2023, the loan was modified bearing interest at SOFR +2.00 percent and matures in January 2025; and (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $18,200, which bears interest at SOFR +2.00 percent that subsequent to September 30, 2023 was extended to mature on February 1, 2024, requiring a $1 million principal repayment, of which our share was 50 percent.
(e)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company had guaranteed $22 million of the principal outstanding debt. On February 1, 2023, the lender released the guarantor of all obligations under the Guaranty Agreement.
(f)The Company owns a 20 percent residual interest in undeveloped land parcel 6 and parcel I that can accommodate the development of 829 multifamily units.
(g)The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity / Property Name	2023	2022	2023	2022
Multifamily
Metropolitan and Lofts at 40 Park	$(357)	$(207)	$(965)	$(440)
RiverTrace at Port Imperial	125	101	407	248
Capstone at Port Imperial	38	(109)	(275)	(60)
Riverpark at Harrison	68	94	473	139
Station House	(198)	(160)	(205)	(615)
Urby at Harborside	615	(23)	3,588	2,745
PI North - Land	(80)	—	(176)	(173)
Liberty Landing	(1)	—	(4)	(10)
Other
Other	—	—	—	13

Company's equity in earnings of unconsolidated joint ventures (a)	$210	$(304)	$2,843	$1,847
(a)Amounts are net of amortization of basis differences of $154 for each of the three months ended September 30, 2023 and 2022 and $463 for each of the nine months ended September 30, 2023 and 2022.
The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Assets:
Rental Property, net	$731,601	$745,210
Other assets	32,708	39,241
Total assets	$764,309	$784,451
Liabilities and partners'/members' capital:
Mortgages and loans payable	$584,362	$587,913
Other liabilities	9,680	15,545
Partners'/members' capital	170,267	180,993
Total liabilities and partners'/members' capital	$764,309	$784,451

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$26,266	$34,402	$70,967	$111,874
Operating and other expenses	(9,107)	(19,651)	(26,236)	(67,467)
Depreciation and amortization	(5,591)	(6,384)	(16,728)	(19,325)
Interest expense	(7,520)	(7,852)	(22,995)	(21,679)
Net income	$4,048	$515	$5,008	$3,403

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	September 30, 2023	December 31, 2022
Deferred leasing costs	$11,128	$59,651
Deferred financing costs - revolving credit facility (a)	771	6,684
	11,899	66,335
Accumulated amortization	(7,872)	(30,471)
Deferred charges, net	4,027	35,864
Notes receivable (b)	55	1,309
In-place lease values, related intangibles and other assets, net (c)	10,165	12,298
Right of use assets (c)	6,401	2,238
Prepaid expenses and other assets, net	40,116	44,453

Total deferred charges and other assets, net	$60,764	$96,162
(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2 to the Company's 2022 10-K: Significant Accounting Policies – Deferred Financing Costs.
(b)As of December 31, 2022, balance included an interest-free note receivable with a net present value of $0.2 million which matured in April 2023, and seller-financing of $1.0 million, net of a loan loss allowance of $26.0 thousand, to the buyers of the Metropark portfolio, which matured in May 2023.
(c)This amount has a corresponding liability of $7.5 million and $3.2 million as of September 30, 2023 and December 31, 2022, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease agreements for further details.
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $5.9 million will be reclassified as a decrease to interest expense.
As of September 30, 2023, the Company had four interest rate caps outstanding with a notional amount of $304.5 million designated as cash flow hedges of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

Asset Derivatives designated as hedging instruments	Fair Value		Balance sheet location
	September 30, 2023	December 31, 2022
Interest rate caps	$8,253	$9,808	Deferred charges and other assets
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Total Amount of Interest Expense presented in the consolidated statements of operations
Three months ended September 30,	2023	2022		2023	2022	2023	2022
Interest Rate Caps	$658	$2,787	Interest expense	$1,372	$211	$(23,715)	$(18,819)
Nine months ended September 30,
Interest Rate Caps	$2,356	$4,912	Interest expense	$2,478	$213	$(67,422)	$(45,167)
Credit-risk-related Contingent Features
As of September 30, 2023, the Company did not have any interest rate derivatives in a liability position.
6.    RESTRICTED CASH
Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Security deposits	$9,866	$9,175
Escrow and other reserve funds	13,737	11,692

Total restricted cash	$23,603	$20,867
7.    DISCONTINUED OPERATIONS
In late 2019, the Company announced that its Board of Directors had determined to sell the Company’s entire Office Portfolio, including both the suburban and waterfront office portfolios. As the decision to sell the Office Portfolio represented a strategic shift in the Company’s operations, the results of certain of these properties that were disposed of or classified as held for sale are being classified as discontinued operations for all periods presented.
The last property in the suburban office portfolio, a 350,000 square foot office property, was sold in October of 2023.
During the third quarter of 2023, the Company identified one additional land parcel as discontinued operations.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$2,421	$29,631	$21,983	$106,973
Operating and other expenses	(1,346)	(13,316)	(12,373)	(36,843)
Property impairments	—	(84,509)	—	(84,509)
Depreciation and amortization	(104)	(6,701)	(5,486)	(21,787)
Interest expense	—	(3,318)	(822)	(9,703)

Income (loss) from discontinued operations	971	(78,213)	3,302	(45,869)

Loss from extinguishment of debt, net	—	—	(12)	(6,289)
Realized income (loss) on disposition of rental property	423	(5,100)	(2,286)	(7,704)
Realized income (loss), net	423	(5,100)	(2,298)	(13,993)

Total discontinued operations, net	$1,394	$(83,313)	$1,004	$(59,862)
8.    REVOLVING CREDIT FACILITY AND TERM LOANS
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
Interest on borrowings under the 2023 Revolving Credit Facility and the 2023 Term Loan shall be based on applicable interest rate (the “Interest Rate”) plus a margin ranging from 250 basis points to 350 basis points (the “Applicable Margin”) depending on the Interest Rate elected, currently 3.5%. With respect to borrowings under the 2023 Revolving Credit Facility and the 2023 Term Loan, the Interest Rate shall be either (A) the Alternative Base Rate plus the Applicable Margin and/or (B) the Adjusted Term SOFR Rate plus the Applicable Margin or, with respect to the 2023 Revolving Credit Facility only, (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Margin. As used herein: “Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate, plus 10 basis points; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”) plus 10 basis points.
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
On July 25, 2023, the Operating Partnership drew the full $115 million available under the 2023 Term Loan and borrowed $52 million from the 2023 Revolving Credit Facility which proceeds, together with available cash, were used to fund the purchase price under the Rockpoint Purchase Agreement. As of September 30, 2023, the principal balance of the 2023 Revolving Credit Facility and 2023 Term Loan was $18.0 million and $43.0 million, respectively.
During October 2023, the Company repaid the remaining balances of the 2023 Term Loan and 2023 Revolving Credit Facility.
On May 6, 2021, the Company entered into a revolving credit and term loan agreement (“2021 Credit Agreement”) with a group of seven lenders that provided for a $250 million senior secured revolving credit facility (the “2021 Credit Facility”) and a $150 million senior secured term loan facility (the “2021 Term Loan”), and terminated the 2017 credit agreement on May 13, 2021. On April 7, 2023, the Company terminated the 2021 Credit Agreement for both the 2021 Credit Facility and 2021 Term Loan. As a result of the termination, the Company has written off the unamortized deferred financing costs in an amount of $2.7 million during the second quarter of 2023, which is recorded within Loss from extinguishment of debt, net, on the Consolidated Statements of Operations.
The Company was in compliance with its debt covenants under its 2023 Revolving Credit Facility and 2023 Term Loan as of September 30, 2023.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties. As of September 30, 2023, 17 of the Company’s properties, with a total carrying value of approximately $2.6 billion, are encumbered by the Company's mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of September 30, 2023.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	September 30, 2023	December 31, 2022	Maturity
Port Imperial 4/5 Hotel (b)	Fifth Third Bank		N/A	$—	$84,000	—
Signature Place	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Portside 5/6 (c)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
Portside at Pier One (d)	KKR	SOFR+	2.75%	56,500	58,998	09/07/26
The Upton (e)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square (f)	MUFG Union Bank	SOFR+	1.84%	63,000	63,000	12/10/26
Riverhouse 9 at Port Imperial (g)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Haus25 (h)	Freddie Mac		6.04%	343,061	297,324	09/01/28
Riverhouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (i)	New York Community Bank		3.77%	159,513	160,000	07/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	31,778	32,166	12/01/29
Emery at Overlook Ridge (j)	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				1,869,852	1,911,488
Unamortized deferred financing costs				(16,053)	(7,511)

Total mortgages, loans payable and other obligations, net				$1,853,799	$1,903,977
(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.
(b)The loan was paid off on disposition of the hotels on February 10, 2023.
(c)The Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.
(d)On August 10, 2023, the Company refinanced the Freddie Mac fixed rate loan. Additionally, a 3-year cap at a strike rate of 3.5% was placed.
(e)On October 27, 2021, the Company obtained a $75 million mortgage loan and entered into an interest-rate cap agreement for the mortgage loan.
(f)On September 30, 2023 the Company placed a 9-month SOFR cap at a strike rate of 4.0%.
(g)On June 21, 2022, the Company obtained a $110 million mortgage loan and entered into an interest-rate cap agreement for the mortgage loan.
(h)On August 15, 2023, the $297 million QuadReal Finance backed construction loan was fully repaid and the existing cap was terminated through refinancing activity.
(i)Effective rate reflects the fixed rate period, which ends in July 1, 2024. After that period ends, the Company must make a one-time election of how to compute the interest rate for this loan: (a) the floating-rate option, the sum of the highest prime rate as published in the New York Times on each applicable Rate Change Date plus 2.75% annually or (b) the fixed-rate option, the sum of the Five Year Fixed Rate Advance of the Federal Home Loan Bank of New York in effects as of the first business day of the month which is three months prior to the Rate Change Date plus 3.00% annually.
(j)Effective rate reflects the fixed rate period, which ends on January 1, 2026. After that period ends, the Company must make a one-time election of how to compute the interest rate for this loan: (a) the floating-rate option, the sum of the highest prime rate as published in the New York Times on each applicable Rate Change Date plus 2.75% annually or (b) the fixed-rate option, the sum of the Five Year Fixed Rate Advance of the Federal Home Loan Bank of New York in effects as of the first business day of the month which is three months prior to the Rate Change Date plus 3.00% annually.
Cash Paid for Interest and Interest Capitalized
Cash paid for interest for the nine months ended September 30, 2023 and 2022 was $61.6 million and $59.0 million (of which $1.1 million and $9.7 million pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the nine months ended September 30, 2023 and 2022 was zero and $12.2 million, respectively.

Summary of Indebtedness

(dollars in thousands)	September 30, 2023		December 31, 2022
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt (a)	$1,853,799	4.34%	$1,757,308	4.27%
Revolving Credit Facility, Term Loan and Other Variable Rate Debt	59,067	8.92%	146,669	6.86%

Totals/Weighted Average:	$1,912,866	4.49%	$1,903,977	4.47%
(a) As of September 30, 2023 and December 31, 2022, includes debt with interest rate caps outstanding with a notional amount of $304.5 million and $485 million, respectively.
10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2023 and 2022 was $102 thousand and $143 thousand, respectively and $378 thousand and $473 thousand for the nine months ended September 30, 2023 and 2022, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2023 and December 31, 2022. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2023 and December 31, 2022.
The fair value of the Company’s long-term debt, consisting of revolving credit facility, term loans, mortgages, loans payable and other obligations aggregated approximately $1.8 billion and $1.8 billion as compared to the book value of approximately $1.9 billion and $1.9 billion as of September 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate. Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.
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
As of September 30, 2023, the Company included as held for sale one office property totaling approximately 0.4 million square feet and several developable land parcels, which are located in Jersey City, Holmdel and Parsippany, New Jersey.
As a result of recent sales contracts in place, the Company determined that the carrying value of one office and three land parcels held for sale were not expected to be recovered from estimated net sales proceeds, and accordingly, during the three and nine months ended September 30, 2023, recognized impairment charges of zero and $7.0 million, respectively.
Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2023 and December 31, 2022.

12.    COMMITMENTS AND CONTINGENCIES
TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

				PILOT Payments Three		PILOT Payments Nine
Property Name	Location	Asset Type	PILOT Expiration Dates	Months Ended September 30,		Months Ended September 30,
				2023	2022	2023	2022
				(Dollars in Thousands)		(Dollars in Thousands)
111 River Street (a)	Hoboken, NJ	Office	4/2022	$—	$—	$—	$85
Harborside Plaza 4A (b)	Jersey City, NJ	Office	2/2022	—	—	—	218
Harborside Plaza 5 (c)	Jersey City, NJ	Office	6/2022	—	—	—	2,000
BLVD 401 (Marbella 2) (d)	Jersey City, NJ	Multifamily	4/2026	446	450	1,310	1,185
RiverHouse 11 at Port Imperial (e)	Weehawken, NJ	Multifamily	7/2033	388	432	1,167	1,138
Port Imperial 4/5 Hotel (f)	Weehawken, NJ	Hotel	12/2033	—	729	224	2,189
RiverHouse 9 at Port Imperial (g)	Weehawken, NJ	Multifamily	6/2046	422	321	1,176	961
Haus25 (h)	Jersey City, NJ	Mixed-Use	3/2047	670	343	1,817	467
The James (i)	Park Ridge, NJ	Multifamily	6/2051	143	—	430	—
Total Pilot taxes				$2,069	$2,275	$6,124	$8,243
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

OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, as of September 30, 2023 and December 31, 2022, are as follows (dollars in thousands):

Year	As of September 30, 2023 Amount
October 1 through December 31, 2023	$318
2024	1,272
2025	1,279
2026	1,279
2027	1,280
2028 through 2101	31,940
Total lease payments	37,368
Less: imputed interest	(29,820)

Total	$7,548

Year	As of December 31, 2022 Amount
2023	$192
2024	192
2025	199
2026	199
2027	200
2028 through 2101	31,664
Total lease payments	32,646
Less: imputed interest	(29,418)

Total	$3,228
Office and ground lease expenses incurred by the Company amounted to $599 thousand and $225 thousand for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $787 thousand for the nine months ended September 30, 2023 and 2022.
In accordance with ASU 2016-02 (Topic 842), the Company capitalized operating leases for one office and two ground leases, which had a total balance of $6.4 million at September 30, 2023. Such amount represents the net present value (“NPV”) of future payments detailed above. The weighted average incremental borrowing rate used to arrive at the NPV was 6.6 percent for the weighted average lease terms of 32.6 years. These rates were arrived at by adjusting the fixed and floating rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
The initial recognition of a lease liability and right-of-use asset in an amount of $4.7 million for the office lease is a noncash activity during the nine months ended September 30, 2023.
OTHER
As of September 30, 2023, the Company has outstanding stay-on award agreements with 21 employees, which provides them with the potential to receive compensation, in cash or Company stock at the employees’ option, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified. The total potential cost of such awards is currently estimated to be up to approximately $2.7 million, including the potential future issuance of up to 42,095 shares of the Company’s common stock. Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, most of which were signed in late 2020 and early 2021, and all other conditions were satisfied.
13.    TENANT LEASES
The Company’s consolidated office properties are leased to tenants under operating leases with various expiration dates through 2034. Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.
Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at September 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

Year	As of September 30, 2023 Amount
October 1 through December 31, 2023	$3,319
2024	12,072
2025	10,952
2026	8,822
2027	5,748
2028 and thereafter	7,807

Total	$48,720

Year	As of December 31, 2022 Amount
2023	$14,618
2024	11,879
2025	10,535
2026	8,397
2027	5,315
2028 and thereafter	6,891

Total	$57,635
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
Rockpoint Transaction
On April 5, 2023, Veris Residential Trust (“VRT”) delivered notice to Rockpoint (as defined below) that VRT was exercising its right to purchase and redeem the Put/Call Interests from Rockpoint. On April 6, 2023, Rockpoint delivered notice to VRT that Rockpoint was exercising its right under the Veris Residential Partners, L.P. (“VRLP”) Partnership Agreement to defer the closing of VRT’s purchase and redemption of the Put/Call Interests for one year. The exercise of the call right caused Rockpoint's interests to be reclassified as mandatorily redeemable noncontrolling interests under the accounting guidance, and included within the Total liabilities on the Company's Consolidated Balance Sheets. The impact of subsequent change in redemption value at each period end is recorded as interest cost. The carrying amount is not reduced below the initial measurement amount.
On July 25, 2023, VRT and the Operating Partnership entered into the Rockpoint Purchase Agreement with Rockpoint pursuant to which VRT and the Operating Partnership acquired from Rockpoint all of the Preferred Units that constituted the Put/Call Interests for an aggregate purchase price of approximately $520 million. Under the terms of the Rockpoint Purchase Agreement, the Original Investment Agreement and the Add On Investment Agreement have been terminated and are of no further force and effect (other than certain tax and related indemnification rights and obligations), Rockpoint ceased to be, direct or indirect, as applicable, members of VRLP, and all obligations of VRT and VRLP and all rights, title and interest of Rockpoint in and pursuant to the VRLP Partnership Agreement (except for certain tax, confidentiality and indemnification rights and obligations) and all other agreements by and between the General Partner, the Operating Partnership, VRT, VRLP and Rockpoint were terminated, including without limitation all provisions relating to the valuation and repurchase of the Put/Call Interests. As a result of the redemption, the Company recorded the change in redemption value of approximately $34.8 million as interest cost of mandatorily redeemable noncontrolling interests.
Previously, on February 27, 2017, the Company, VRT, the Company’s subsidiary through which the Company conducts its multifamily residential real estate operations, VRLP, the operating partnership through which VRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Original Investment Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”) . The Original Investment Agreement provided for VRT to contribute property to VRLP in exchange for common units of limited partnership interests in VRLP (the “Common Units”) and for multiple equity investments by Rockpoint in VRLP from time to time for up to an aggregate of $300 million of preferred units of limited partnership interests in VRLP (the “Preferred Units”). The initial closing under the Original Investment Agreement occurred on March 10, 2017 for $150 million of Preferred Units and the parties agreed that the Company’s contributed equity value (“VRT Contributed Equity Value”), was $1.23 billion at closing. During the year ended December 31, 2018, a total additional amount of $105 million of Preferred Units was issued and sold to Rockpoint pursuant to the Original Investment Agreement. During the year ended December 31, 2019, a total additional amount of $45 million of Preferred Units was issued and sold to Rockpoint pursuant to the Original Investment Agreement, which brought the Preferred Units to the full balance of $300 million. In addition, certain contributions of property to VRLP by VRT subsequent to the execution of the Original Investment Agreement resulted in VRT being issued approximately $46 million of Preferred Units and Common Units in VRLP prior to June 26, 2019.
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
•second, 95.36% to VRT and 4.64% to Rockpoint until VRT has received a 6% annual return (the “VRT Base Return”) on the equity value of the properties contributed by it to VRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to VRLP in the future; and
•third, pro rata to Rockpoint and VRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at September 30, 2023, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units).
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
•fifth, pro rata to Rockpoint and VRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at September 30, 2023, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units); and
•sixth, to Rockpoint and VRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to VRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at September 30, 2023, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to VRT in respect of Preferred Units and 87.728% to VRT in respect of Common Units).
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
The Company determined the redemption value of these interests by hypothetically liquidating the estimated NAV of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the new transaction with Rockpoint. The estimation of NAV included unobservable inputs that consider assumptions of market participants in pricing the underlying assets of VRLP. For properties under development, the Company applied a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method was used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption was considered based on development rights or plans for the land. Estimated future cash flows used in such analyses were based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considered items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the

Preferred Units, including current preferred return payments of $2.0 million was approximately $487.6 million as of June 30, 2023.
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
During October 2023, the Company received notice from a unit holder electing to have 15,100 Series A Units redeemed for cash at the stated value, which the Company expects to settle in November 2023.
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
The following tables set forth the changes in Mandatorily redeemable noncontrolling interests for the three and nine months ended September 30, 2023 (dollars in thousands):

Rockpoint Interests in VRT
Balance at July 1, 2023	$487,619
Income Attributed to Noncontrolling Interests	1,617
Distributions	(3,623)
Redemption Value Adjustment	34,775
Redemption	(520,388)
Balance at September 30, 2023	$—

Rockpoint Interests in VRT
Balance at April 5, 2023	$—
Reclassification from Redeemable Non-controlling Interests	479,977
Income Attributed to Noncontrolling Interests	7,365
Distributions	(9,371)
Redemption Value Adjustment	42,417
Redemption	(520,388)
Balance at September 30, 2023	$—
The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine section for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at July 1, 2023	$40,231	$—	$40,231
Income Attributed to Noncontrolling Interests	350	—	350
Distributions	(350)	—	(350)
Balance at September 30, 2023	$40,231	$—	$40,231

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at July 1, 2022	$40,231	$476,094	$516,325
Income Attributed to Noncontrolling Interests	350	6,015	6,365
Distributions	(350)	(6,015)	(6,365)
Redemption Value Adjustment	—	(1,411)	(1,411)
Balance at September 30, 2022	$40,231	$474,683	$514,914

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at Balance at January 1, 2023	$40,231	$475,000	$515,231
Income Attributed to Noncontrolling Interests	1,050	6,283	7,333
Distributions	(1,050)	(6,283)	(7,333)
Redemption Value Adjustment	—	4,977	4,977
Reclassification to Mandatorily Redeemable Non-controlling Interests	—	(479,977)	(479,977)
Balance at September 30, 2023	$40,231	$—	$40,231

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2022	$52,324	$468,989	$521,313
Redemption/Payout	(12,000)	—	(12,000)
Net	40,324	468,989	509,313
Income Attributed to Noncontrolling Interests	1,121	18,047	19,168
Distributions	(1,121)	(18,047)	(19,168)
Redemption Value Adjustment	(93)	5,694	5,601
Balance at September 30, 2022	$40,231	$474,683	$514,914

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
The following table reflects the activity of the General Partner capital for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Opening Balance	$1,196,953	$1,296,280	$1,235,685	$1,281,982
Net loss available to common shareholders	(54,807)	(101,218)	(102,214)	(83,937)
Common stock distributions	(4,714)	—	(4,714)	—
Redeemable noncontrolling interests	—	1,279	(4,516)	(5,187)
Redemption of common units for common stock	2,297	—	11,348	161
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	(4)	3	23
Directors' deferred compensation plan	99	110	295	330
Stock Compensation	9,366	2,790	16,218	7,256
Cancellation of common stock	(31)	(156)	(497)	(852)
Other comprehensive (loss) income	(652)	2,338	(111)	4,270
Rebalancing of ownership percent between parent and subsidiaries	(902)	160	(3,887)	(2,467)
Balance at September 30	$1,147,610	$1,201,579	$1,147,610	$1,201,579

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
On December 13, 2021, the Company entered into a distribution agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Goldman Sachs & Co. LLC, R. Seelaus & Co., LLC and Samuel A. Ramirez & Company, Inc., as sales agents. Pursuant to the Distribution Agreement, the Company may issue and sell, from time to time, shares of common stock, par value $0.01 per share, having a combined aggregate offering price of up to $200 million. The Company will pay a commission that will not exceed, but may be lower than, 2% of the gross proceeds of all shares sold through the ATM Program. As of September 30, 2023, the Company had not sold any shares pursuant to the ATM Program.
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
Stock Options
In addition to stock options issued in June 2021 under the 2013 Plan, in March 2021, the General Partner granted 950,000 stock options with an exercise price equal to the closing price of the Company’s common stock on the grant date of $15.79 per share to the Chief Executive Officer as an employment “inducement award” that is intended to comply with New York Stock Exchange Rule 303A.08. In April 2022, the General Partner granted 250,000 stock options with an exercise price equal to the closing price of the Company’s common stock on the grant date of $16.33 per share to the Chief Investment Officer as an employment “inducement award” that is intended to comply with New York Stock Exchange Rule 303A.08. Both of the these inducement awards have a three-year vesting period.
There were no stock options that were exercised under any stock option plans for the nine months ended September 30, 2023 and 2022, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of September 30, 2023 and December 31, 2022, the stock options outstanding had a weighted average remaining contractual life of approximately 3.8 and 4.6 years, respectively.
The Company recognized stock compensation expense related to stock options of $414 thousand and $323 thousand for the three months ended September 30, 2023 and 2022, respectively and $1.2 million and $885 thousand for the nine months ended September 30, 2023 and 2022, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the Restricted Stock Awards issued is based on time and service. On June 14, 2023, the

Company issued Restricted Stock Awards to non-employee members of the Board of Directors, of which 54,184 unvested Restricted Stock Awards were outstanding at September 30, 2023.
The Company recognized stock compensation expense related to Restricted Stock Awards of $230 thousand and $175 thousand for the three months ended September 30, 2023 and 2022, respectively and $592 thousand and $511 thousand for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, the Company had $649 thousand of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.7 years.
All currently outstanding and unvested Restricted Stock Awards provided to the non-employee members of the Board of Directors were issued under the 2013 Plan.
Long-Term Incentive Plan Awards
The Company has granted long-term incentive plans awards (“LTIP Awards”) to officers, senior management, and certain other employees of the Company. LTIP Awards generally are granted in the form of restricted stock units (each, an “RSU” and collectively, the “RSU LTIP Awards”) and constitute awards under the 2013 Plan.
A portion of the RSUs are subject to time-based vesting conditions and will vest over three-year period. Additionally, in April 2022, the General Partner granted approximately 60,000 RSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08. As of September 30, 2023, there are 816,876 time-based awards outstanding and unvested.
Another portion of the annual LTIP Awards have market-based vesting conditions, and recipients will only earn the full amount of the market-based RSUs if, over the three-year performance period, the General Partner achieves an absolute TSR target and if the General Partner’s relative TSR as compared to a group of peer REITs exceeds certain thresholds. The market-based award targets are determined annually by the compensation committee of the Board of Directors. Currently, there are 853,430 awards outstanding and unvested.
In addition, the Company has granted RSUs subject to the achievement of adjusted funds from operations targets. The RSU LTIP Awards are designed to align the interests of senior management to relative and absolute performance of the Company over a three years performance period. Currently there are 660,710 awards outstanding and unvested.
The Company recognized stock compensation expense related to LTIP awards of $5.1 million and $3 million for the three months ended September 30, 2023 and 2022, respectively and $11.3 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, the Company had $12.8 million of total unrecognized compensation cost related to unvested LTIP awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.9 years.
All currently outstanding and unvested RSU LTIP Awards provided to the officers and certain other employees were issued under the 2013 Plan and as inducement awards.
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
During the three months ended September 30, 2023 and 2022, 6,193 and 9,607 deferred stock units were earned, respectively. During the nine months ended September 30, 2023 and 2022, 19,143 and 24,024 deferred stock units were earned, respectively. As of September 30, 2023 and December 31, 2022, there were 71,446 and 73,071 deferred stock units outstanding, respectively. Pursuant to the retirement of a director from the Board of Directors in May 2023, the Company converted 20,767 deferred stock units into shares of common stock.
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
The following information presents the Company’s results for the three and nine months ended September 30, 2023 and 2022 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Basic EPS	2023	2022	2023	2022
Loss from continuing operations after income tax expense	$(61,644)	$(22,589)	$(107,619)	$(15,917)
Add (deduct): Noncontrolling interests in consolidated joint ventures	592	726	1,815	2,484
Add (deduct): Noncontrolling interests in Operating Partnership	5,322	2,613	10,016	2,929
Add (deduct): Redeemable noncontrolling interests	(350)	(6,365)	(7,333)	(19,168)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	—	1,279	(4,516)	(5,187)
Loss from continuing operations available to common shareholders	$(56,080)	$(24,336)	$(107,637)	$(34,859)
Income (loss) from discontinued operations available to common shareholders	1,273	(75,603)	907	(54,265)
Net loss available to common shareholders for basic earnings per share	(54,807)	(99,939)	(106,730)	(89,124)

Weighted average common shares	92,177	91,087	91,762	91,022

Basic EPS:
Loss from continuing operations available to common shareholders	$(0.61)	$(0.27)	$(1.17)	$(0.38)
Income (loss) from discontinued operations available to common shareholders	0.01	(0.83)	0.01	(0.60)
Net loss available to common shareholders	$(0.60)	$(1.10)	$(1.16)	$(0.98)

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Diluted EPS	2023	2022	2023	2022
Net loss from continuing operations available to common shareholders	$(56,080)	$(24,336)	$(107,637)	$(34,859)
Add (deduct): Noncontrolling interests in Operating Partnership	(5,322)	(2,613)	(10,016)	(2,929)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	—	131	(461)	(520)
Loss from continuing operations for diluted earnings per share	(61,402)	(26,818)	(118,114)	(38,308)
Income (loss) from discontinued operations for diluted earnings per share	1,394	(83,313)	1,004	(59,862)
Net loss available for diluted earnings per share	$(60,008)	$(110,131)	$(117,110)	$(98,170)

Weighted average common shares	100,925	100,378	100,770	100,215

Diluted EPS:
Loss from continuing operations available to common shareholders	$(0.61)	$(0.27)	$(1.17)	$(0.38)
Income (loss) from discontinued operations available to common shareholders	0.01	(0.83)	0.01	(0.60)
Net loss available to common shareholders	$(0.60)	$(1.10)	$(1.16)	$(0.98)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic EPS shares	92,177	91,087	91,762	91,022
Add: Operating Partnership – common and vested LTIP units	8,748	9,291	9,008	9,193
Diluted EPS Shares	100,925	100,378	100,770	100,215

Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during the periods ended September 30, 2023 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during the periods ended September 30, 2023 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPS were the unvested LTIP Units as such securities were anti-dilutive during all periods presented.

Veris Residential, L.P.:

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Basic EPU	2023	2022	2023	2022
Loss from continuing operations after income tax expense	$(61,644)	$(22,589)	$(107,619)	$(15,917)
Add (deduct): Noncontrolling interests in consolidated joint ventures	592	726	1,815	2,484
Add (deduct): Redeemable noncontrolling interests	(350)	(6,365)	(7,333)	(19,168)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	—	1,410	(4,977)	(5,707)
Loss from continuing operations available to unitholders	(61,402)	(26,818)	(118,114)	(38,308)
Income (loss) from discontinued operations available to unitholders	1,394	(83,313)	1,004	(59,862)
Net loss available to common unitholders for basic earnings per unit	$(60,008)	$(110,131)	$(117,110)	$(98,170)

Weighted average common units	100,925	100,378	100,770	100,215

Basic EPU:
Loss from continuing operations available to unitholders	$(0.61)	$(0.27)	$(1.17)	$(0.38)
Income (loss) from discontinued operations available to unitholders	0.01	(0.83)	0.01	(0.60)
Net loss available to common unitholders for basic earnings per unit	$(0.60)	$(1.10)	$(1.16)	$(0.98)

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Diluted EPU	2023	2022	2023	2022
Loss from continuing operations available to common unitholders	$(61,402)	$(26,818)	$(118,114)	$(38,308)
Income (loss) income from discontinued operations for diluted earnings per unit	1,394	(83,313)	1,004	(59,862)
Net loss available to common unitholders for diluted earnings per unit	$(60,008)	$(110,131)	$(117,110)	$(98,170)

Weighted average common unit	100,925	100,378	100,770	100,215

Diluted EPU:
Loss from continuing operations available to common unitholders	$(0.61)	$(0.27)	$(1.17)	$(0.38)
Income (loss) from discontinued operations available to common unitholders	0.01	(0.83)	0.01	(0.60)
Net loss available to common unitholders	$(0.60)	$(1.10)	$(1.16)	$(0.98)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic EPU units	100,925	100,378	100,770	100,215
Diluted EPU Units	100,925	100,378	100,770	100,215
Contingently issuable shares under Restricted Stock Awards were excluded from the denominator during the periods ended September 30, 2023 as such securities were anti-dilutive during the periods. Shares issuable under all outstanding stock options were excluded from the denominator during the periods ended September 30, 2023 as such securities were anti-dilutive during the periods. Also not included in the computations of diluted EPU were the unvested LTIP Units as such securities were anti-dilutive during all periods presented.
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
The following table reflects the activity of noncontrolling interests for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Opening Balance	$151,065	$170,893	$163,652	$167,436
Net (loss) income	(5,443)	(4,684)	(4,401)	8,158
Unit distributions	(435)	—	(435)	218
Redeemable noncontrolling interests	(350)	(6,234)	(7,794)	(19,688)
Change in noncontrolling interests in consolidated joint ventures	84	6	(478)	24
Redemption of common units for common stock	(2,297)	—	(11,348)	(161)
Redemption of common units	—	—	(94)	(1,801)
Stock compensation	—	423	487	3,401
Other comprehensive (loss) income	(62)	239	(12)	429
Rebalancing of ownership percentage between parent and subsidiaries	902	(160)	3,887	2,467
Balance at September 30	$143,464	$160,483	$143,464	$160,483
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2023, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $3.9 million as of September 30, 2023.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the nine months ended September 30, 2023, the Company redeemed for cash 6,168 common units at their fair value of $94 thousand.
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
Noncontrolling Interests Ownership in Operating Partnership
As of September 30, 2023 and December 31, 2022, the noncontrolling interests common unit holders owned 8.6 percent and 9.3 percent of the Operating Partnership, respectively.
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
17.    SEGMENT REPORTING
The Company operates in two business segments: (i) multifamily real estate and services and (ii) commercial and other real estate. The Company provides property management, leasing, acquisition, development, construction and tenant-related services for its commercial and other real estate and multifamily real estate portfolio. The Company’s multifamily services business also provides similar services for third parties. The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2023 and 2022. The Company had no long lived assets in foreign locations as of September 30, 2023 and December 31, 2022. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.
The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (commercial and other real estate and multifamily real estate and services). All properties classified as discontinued operations have been excluded.
Selected results of operations for the three and nine months ended September 30, 2023 and 2022 and selected asset information as of September 30, 2023 and December 31, 2022 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial & Other Real Estate	Multifamily Real Estate & Services (d)	Corporate & Other (e)	Total Company
Total revenues:
Three months ended:
September 30, 2023	$4,682	$66,202	$598	$71,482
September 30, 2022	3,241	60,363	(469)	63,135
Nine months ended:
September 30, 2023	$12,745	$192,625	$1,573	$206,943
September 30, 2022	7,922	159,756	(1,414)	166,264

Total operating and interest expenses (a):
Three months ended:
September 30, 2023	$3,513	$26,338	$78,877	$108,728
September 30, 2022	614	31,117	28,795	60,526
Nine months ended:
September 30, 2023	$8,104	$78,400	$155,738	$242,242
September 30, 2022	5,612	82,125	82,727	170,464

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
September 30, 2023	$—	$210	$—	$210
September 30, 2022	—	(304)	—	(304)
Nine months ended:
September 30, 2023	$—	$2,843	$—	$2,843
September 30, 2022	—	1,847	—	1,847

Net operating income (loss) (b):
Three months ended:
September 30, 2023	$1,169	$40,074	$(78,279)	$(37,036)
September 30, 2022	2,627	28,942	(29,264)	2,305
Nine months ended:
September 30, 2023	$4,641	$117,068	$(154,165)	$(32,456)
September 30, 2022	2,310	79,478	(84,141)	(2,353)

Total assets:
September 30, 2023	$164,956	$3,146,961	$17,973	$3,329,890
December 31, 2022	597,459	3,302,188	21,121	3,920,768

Total long-lived assets (c):
September 30, 2023	$153,828	$2,952,451	$(1,715)	$3,104,564
December 31, 2022	547,923	3,101,286	(1,330)	3,647,879

Total investments in unconsolidated joint ventures:
September 30, 2023	$—	119,830	$—	$119,830
December 31, 2022	—	126,158	—	126,158

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

Veris Residential, Inc.
The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net operating (loss) income	$(37,036)	$2,305	$(32,456)	$(2,353)
Add (deduct):
Depreciation and amortization	(23,212)	(22,359)	(70,543)	(61,815)
Land and other impairments, net	—	(2,535)	(3,396)	(9,367)
(Loss) gain on disposition of developable land	—	—	(23)	57,747
Loss from extinguishment of debt, net	(1,046)	—	(3,702)	(129)
Other income, net	(57)	—	2,794	—
Loss from continuing operations before income tax expense	(61,351)	(22,589)	(107,326)	(15,917)
Provision for income taxes	(293)	—	(293)	—
Loss from continuing operations after income tax expense	(61,644)	(22,589)	(107,619)	(15,917)
Discontinued operations
Income (loss) from discontinued operations	971	(78,213)	3,290	(52,158)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	423	(5,100)	(2,286)	(7,704)
Total discontinued operations, net	1,394	(83,313)	1,004	(59,862)
Net loss	(60,250)	(105,902)	(106,615)	(75,779)
Noncontrolling interests in consolidated joint ventures	592	726	1,815	2,484
Noncontrolling interests in Operating Partnership	5,322	2,613	10,016	2,929
Noncontrolling interest in discontinued operations	(121)	7,710	(97)	5,597
Redeemable noncontrolling interests	(350)	(6,365)	(7,333)	(19,168)
Net loss available to common shareholders	$(54,807)	$(101,218)	$(102,214)	$(83,937)

Veris Residential, L.P.
The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net operating (loss) income	$(37,036)	$2,305	$(32,456)	$(2,353)
Add (deduct):
Depreciation and amortization	(23,212)	(22,359)	(70,543)	(61,815)
Land and other impairments, net	—	(2,535)	(3,396)	(9,367)
(Loss) gain on disposition of developable land	—	—	(23)	57,747
Loss from extinguishment of debt, net	(1,046)	—	(3,702)	(129)
Other income, net	(57)	—	2,794	—
Loss from continuing operations before income tax expense	(61,351)	(22,589)	(107,326)	(15,917)
Provision for income taxes	(293)	—	(293)	—
Loss from continuing operations after income tax expense	(61,644)	(22,589)	(107,619)	(15,917)
Discontinued operations
Income (loss) from discontinued operations	971	(78,213)	3,290	(52,158)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	423	(5,100)	(2,286)	(7,704)
Total discontinued operations, net	1,394	(83,313)	1,004	(59,862)
Net loss	(60,250)	(105,902)	(106,615)	(75,779)
Noncontrolling interests in consolidated joint ventures	592	726	1,815	2,484
Redeemable noncontrolling interests	(350)	(6,365)	(7,333)	(19,168)
Net loss available to common unitholders	$(60,008)	$(111,541)	$(112,133)	$(92,463)

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
As of September 30, 2023, the Company owns or has interests in 30 properties (collectively, the “Properties”) and developable land parcels. These Properties are comprised of 24 multifamily rental properties containing 7,681 apartment units as well as non-core assets comprised of two office properties and four parking/retail properties, and eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and a non-core asset. The Properties are located in three states in the Northeast, plus the District of Columbia.
On July 25, 2023, Veris Residential Trust ("VRT") and the Operating Partnership entered into a REIT Interest and Partnership Interest Purchase Agreement (the “Rockpoint Purchase Agreement”) with certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint") pursuant to which VRT and the Operating Partnership acquired from Rockpoint all of the Preferred Units that constituted the Put/Call Interests for an aggregate purchase price of approximately $520 million (the "Rockpoint Redemption”). The Rockpoint Redemption was completed concurrently with the signing of the agreement.
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

Results From Operations
The following comparisons for the three and nine months ended September 30, 2023 (“2023”), as compared to the three and nine months ended September 30, 2022 (“2022”), make reference to the following:
(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2021 excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2022 through September 30, 2023;
(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2022 through September 30, 2023; and
(iii)“Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2022 through September 30, 2023.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

(dollars in thousands)	Three Months Ended September 30,		Dollar Change	Percent Change
	2023	2022
Revenue from rental operations and other:
Revenue from leases	$64,214	$54,764	$9,450	17.3%
Parking income	4,674	4,083	591	14.5
Other income	1,364	3,402	(2,038)	(59.9)
Total revenues from rental operations	70,252	62,249	8,003	12.9

Property expenses:
Real estate taxes	10,909	10,463	446	4.3
Utilities	2,746	2,483	263	10.6
Operating services	15,349	13,468	1,881	14.0
Total property expenses	29,004	26,414	2,590	9.8

Non-property revenues:
Real estate services	1,230	886	344	38.8
Total non-property revenues	1,230	886	344	38.8

Non-property expenses:
Real estate services expenses	3,533	2,752	781	28.4
General and administrative	14,620	12,818	1,802	14.1
Transaction related costs	2,704	3	2,701	90,033.3
Depreciation and amortization	23,212	22,359	853	3.8
Land and other impairments, net	—	2,535	(2,535)	(100.0)
Total non-property expenses	44,069	40,467	3,602	8.9
Operating loss	(1,591)	(3,746)	2,155	57.5
Other (expense) income:
Interest expense	(23,715)	(18,819)	(4,896)	(26.0)
Interest cost of mandatorily redeemable noncontrolling interests	(36,392)	—	(36,392)	100.0
Interest and other investment income	1,240	280	960	342.9
Equity in earnings (losses) of unconsolidated joint ventures	210	(304)	514	169.1
Loss from extinguishment of debt, net	(1,046)	—	(1,046)	100.0
Other (expense) income, net	(57)	—	(57)	100.0
Total other (expense) income	(59,760)	(18,843)	(40,917)	217.1
Loss from continuing operations before income tax expense	(61,351)	(22,589)	(38,762)	(171.6)
Provision for income taxes	(293)	—	(293)	100.0
Loss from continuing operations after income tax expense	(61,644)	(22,589)	(39,055)	(172.9)
Discontinued operations:
Income (loss) from discontinued operations	971	(78,213)	79,184	(101.2)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	423	(5,100)	5,523	(108.3)
Total discontinued operations	1,394	(83,313)	84,707	(101.7)
Net loss	$(60,250)	$(105,902)	$45,652	43.1%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2023, as compared to 2022, divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2022 and 2023 (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2022 and 2023
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$9,450	17.3%	$4,586	8.4%	$4,864	8.9%	$—	—%
Parking income	591	14.5	428	10.5	163	4.0	—	—
Other income	(2,038)	(59.9)	(2,067)	(60.8)	29	0.9	—	—
Total	$8,003	12.9%	$2,947	4.7%	$5,056	8.1%	$—	—%

Property expenses:
Real estate taxes	$446	4.3%	$(57)	0.5%	$503	4.8%	$—	—%
Utilities	263	10.6	248	10.0	15	0.6	—	—
Operating services	1,881	14.0	1,101	8.2	780	5.8	—	—
Total	$2,590	9.8%	$1,292	4.9%	$1,298	4.9%	$—	—%

OTHER DATA:
Number of Consolidated Properties	21		19		2		—
Commercial Square feet (in thousands)	1,034,112		1,034,112		—		—
Multifamily portfolio (number of units)	5,535		4,545		990		—
Revenue from leases. Revenue from leases for the Same-Store Properties increased $4.6 million, or 8.4 percent, for 2023 as compared to 2022, due primarily to an increase in market rental rates and a reduction in concessions of the multifamily rental properties.
Parking income. Parking income for the Same-Store Properties increased $0.4 million, or 10.5 percent, for 2023 as compared to 2022 due primarily to increased usage at the parking garages in 2023 as compared to 2022.
Other income. Other income for the Same-Store Properties decreased $2.1 million, or 60.8 percent, due primarily to the return of escrow on a previous transaction and post sales items received in 2022.
Real estate taxes. Real estate taxes for the Same-Store Properties remained relatively unchanged.
Utilities. Utilities for the Same-Store Properties remained relatively unchanged.
Operating services. Operating services for the Same-Store Properties increased $1.1 million, or 8.2 percent, due primarily to increased repairs and maintenance costs, and the stock-based compensation expenses adjustment of $0.8 million recorded in the third quarter of 2023.
Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) remained relatively unchanged.
Real estate services expense. Real estate services expense increased $0.8 million, or 28.4 percent due to increased management activity in multi-family services.

General and administrative. General and administrative expenses increased $1.8 million, or 14.1 percent, for 2023 as compared to 2022, primarily due to higher stock compensation expense in 2023 as a result of the $2.8 million adjustment, partially offset by higher severance and related costs in 2022 and cost reductions in 2023.
Depreciation and amortization. Depreciation and amortization increased $0.9 million, or 3.8 percent. This increase was primarily due to an increase of $0.6 million for Acquired and Developed Properties.
Land and other impairments, net. In 2022, the Company recorded $2.5 million of impairments on developable land parcels.
Interest expense. Interest expense increased $4.9 million, or 26.0 percent, for 2023 as compared to 2022. The increase is primarily related to increases in LIBOR and SOFR rates as well as a reduction in capitalized interest in 2023 compared to 2022 due to Haus25 being placed in service during 2022.
Interest cost of mandatorily redeemable noncontrolling interests. During the third quarter of 2023, the Company recognized $36.4 million in interest cost of mandatorily redeemable noncontrolling interests primarily related to the redemption of Rockpoint's interests.
Interest and other investment income (loss). Interest income increased $1.0 million, or 342.9 percent, for 2023 compared to 2022. The increase is primarily related to interest income earned on larger cash balances in the banks from sales proceeds received.
Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.5 million for 2023 as compared to 2022, due primarily to the improved operating performance of its unconsolidated joint ventures as a result of higher rental rates.
Loss from extinguishment of debt, net. In the third quarter of 2023, the Company wrote off $1.1 million of unamortized deferred financing costs related to the loan refinancing for the Haus25 property located in Jersey City, NJ.
Discontinued operations. The Company recognized income from discontinued operations of $1.0 million in 2023 and a loss of $78.2 million in 2022. In 2023 and 2022, the Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a gain of $0.4 million and of a loss of $5.1 million, respectively, on these properties. See Note 7: Discontinued Operations to the Financial Statements.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

(dollars in thousands)	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022
Revenue from rental operations and other:
Revenue from leases	$185,961	$146,020	$39,941	27.4%
Parking income	13,574	11,659	1,915	16.4
Other income	4,623	5,892	(1,269)	(21.5)
Total revenues from rental operations	204,158	163,571	40,587	24.8

Property expenses:
Real estate taxes	29,733	26,664	3,069	11.5
Utilities	7,629	6,730	899	13.4
Operating services	41,557	39,354	2,203	5.6
Total property expenses	78,919	72,748	6,171	8.5

Non-property revenues:
Real estate services	2,785	2,693	92	3.4
Total non-property revenues	2,785	2,693	92	3.4

Non-property expenses:
Real estate services expenses	9,864	8,035	1,829	22.8
General and administrative	34,487	43,793	(9,306)	(21.2)
Transaction related costs	7,051	1,348	5,703	423.1
Depreciation and amortization	70,543	61,815	8,728	14.1
Land and other impairments, net	3,396	9,367	(5,971)	(63.7)
Total non-property expenses	125,341	124,358	983	0.8
Operating income (loss)	2,683	(30,842)	33,525	(108.7)
Other (expense) income:
Interest expense	(67,422)	(45,167)	(22,255)	49.3
Interest cost of mandatorily redeemable noncontrolling interests	(49,782)	—	(49,782)	(100.0)
Interest and other investment income	5,283	627	4,656	742.6
Equity in earnings (losses) of unconsolidated joint ventures	2,843	1,847	996	53.9
(Loss) gain on disposition of developable land	(23)	57,747	(57,770)	(100.0)
Loss from extinguishment of debt, net	(3,702)	(129)	(3,573)	2769.8
Other Income, net	2,794	—	2,794	100.0
Total other (expense) income	(110,009)	14,925	(124,934)	(837.1)
Loss from continuing operations before income tax expense	(107,326)	(15,917)	(91,409)	574.3
Provision for income taxes	(293)	—	(293)	—
Loss from continuing operations after income tax expense	(107,619)	(15,917)	(91,702)	576.1
Discontinued operations:
Income (loss) from discontinued operations	3,290	(52,158)	55,448	(106.3)
Realized losses (gains)and unrealized losses (gains) on disposition of rental property and impairments, net	(2,286)	(7,704)	5,418	(70.3)
Total discontinued operations	1,004	(59,862)	60,866	(101.7)
Net loss	$(106,615)	$(75,779)	$(30,836)	40.7%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2023, as compared to 2022, divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2022 and 2023 (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2022 and 2023
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$39,941	27.4%	$15,364	10.5%	$24,577	16.8%	$—	—%
Parking income	1,915	16.4	1,300	11.2	709	6.1	(94)	0.8
Other income	(1,269)	(21.5)	(1,386)	(23.5)	117	2.0	—	—
Total	$40,587	24.8%	$15,278	9.3%	$25,403	15.5%	$(94)	0.1%

Property expenses:
Real estate taxes	$3,069	11.5%	$792	3.0%	$2,355	8.8%	$(78)	0.3%
Utilities	899	13.4	288	4.3	611	9.1	—	—
Operating services	2,203	5.6	(2,205)	(5.6)	4,448	11.3	(40)	0.1
Total	$6,171	8.5%	$(1,125)	(1.5)%	$7,414	10.2%	$(118)	0.2%

OTHER DATA:
Number of Consolidated Properties	21		19		2		—
Commercial Square feet (in thousands)	1,034,112		1,034,112		—		—
Multifamily portfolio (number of units)	5,535		4,545		990		—
Revenue from leases. Revenue from leases for the Same-Store Properties increased $15.4 million, or 10.5% percent, for 2023 as compared to 2022, due primarily to an increase in market rental rates and a reduction in concessions of the multifamily rental properties.
Parking income. Parking income for the Same-Store Properties increased $1.3 million, or 11.2 percent, for 2023 as compared to 2022 due primarily to increased usage at the parking garages in 2023 as compared to 2022.
Other income. Other income for the Same-Store Properties decreased $1.4 million, or 23.5 percent, for 2023 as compared to 2022, due primarily to the return of escrow on a previous transaction and post sales items received in 2022.
Real estate taxes. Real estate taxes for the Same-Store Properties increased $0.8 million, or 3.0 percent, for 2023 as compared to 2022, due primarily to increased tax rates primarily related to properties located in Jersey City, New Jersey offset by prior period tax appeal refunds received on several properties.
Utilities. Utilities for the Same-Store Properties remained relatively unchanged.
Operating services. Operating services for the Same-Store Properties decreased $2.2 million, or 5.6 percent, for 2023 as compared to 2022, due primarily to a reduction in services and operations pertaining to property maintenance, and the stock-based compensation expenses adjustment of $0.8 million recorded in the third quarter of 2023.
Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) remained relatively unchanged.
Real estate services expense. Real estate services expense increased $1.8 million, or 22.8 percent due to increased management activity in multi-family services.

General and administrative. General and administrative expenses decreased $9.3 million, or 21.2 percent, for 2023 as compared to 2022. This decrease was due primarily to higher severance and related costs in 2022 and cost reductions in 2023, offset by higher stock compensation expense in 2023 as a result of the $2.8 million adjustment.
Depreciation and amortization. Depreciation and amortization increased $8.7 million, or 14.1 percent. This increase was primarily due to an increase of $7.9 million for Acquired and Developed Properties.
Land and other impairments, net. In 2023, the Company recorded $3.4 million of impairments on developable land parcels, in comparison to 2022, the Company recorded $9.4 million of impairments.
Interest expense. Interest expense increased $22.3 million, or 49.3 percent, for 2023 as compared to 2022. The increase is primarily related to increases in LIBOR and SOFR rates as well as a reduction in capitalized interest in 2023 compared to 2022 due to Haus25 being placed in service during 2022.
Interest cost of mandatorily redeemable noncontrolling interests. The Company recognized $49.8 million interest cost of mandatorily redeemable noncontrolling interests related to Rockpoint's interests.
Interest and other investment income (loss). Interest and other investment income (loss) increased $4.7 million, or 742.6 percent, for 2023 compared to 2022. The increase is primarily related to interest income for sales proceeds deposits.
Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.0 million for 2023 as compared to 2022, due primarily to the improved operating performance of its unconsolidated joint ventures as a result of higher rental rates.
(Loss) gain on disposition of developable land. In 2022, the Company recognized a loss of $57.7 million on the sale of developable land parcels located in Jersey City and West Windsor, New Jersey.
Other Income, net. In 2023, the Company received insurance proceeds of $2.8 million.
Discontinued operations. The Company recognized income from discontinued operations of $3.3 million in 2023 and a loss of $52.2 million in 2022. In 2023 and 2022, the Company recognized realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, of a loss of $2.3 million and $7.7 million, respectively, on these properties. See Note 7: Discontinued Operations to the Financial Statements.

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

On July 25, 2023, VRT and the Operating Partnership acquired from Rockpoint all of the Preferred Units that constituted the Put/Call Interests for an aggregate purchase price of approximately $520 million (the "Rockpoint Redemption").
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

On July 24, 2023, the Company declared a $0.05 dividend per common share to be payable on October 10, 2023 to shareholders of record as of the close of business on September 30, 2023. At September 30, 2023, the balance of the dividends payable was $5.2 million.
The dividends and distributions payable at December 31, 2022 represent amounts payable on unvested LTIP units.
Unencumbered Properties
As of September 30, 2023, the Company had five unencumbered properties with a carrying value of $289.2 million representing 22.7 percent of the Company’s total consolidated property count.
Cash Flows
Cash, cash equivalents and restricted cash decreased by $6.8 million to $40.9 million at September 30, 2023, compared to $47.6 million at December 31, 2022. This decrease is comprised of the following net cash flow items:
(1)$33.3 million provided by operating activities.

(2)$494.6 million provided by investing activities, consisting primarily of the following:
(a)$488.6 million received from proceeds of rental properties included in discontinued operations;
(b)$9.4 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures;
(c)$7.8 million received from proceeds from the sales of rental property;
(d)$3.7 million received from insurance settlements;
(e)$1.3 million received from repayment of notes receivable;
(f)$9.8 million used for additions to rental property, improvements and other costs;
(g)$7.0 million used for the development of rental property and other related costs.

(3)$534.6 million used in financing activities, consisting primarily of the following:
(a)$520.4 million used for the redemption of redeemable noncontrolling interests;
(b)$441.2 million used for repayments of mortgages, loans payable and other obligations;
(c)$72.0 million used for repayments of term loans;
(d)$63.0 million used for repayments of revolving credit facility;
(e)$16.7 million used for distribution to redeemable noncontrolling interests;
(f)$16.1 million used for the payment of financing costs;
(g)$399.6 million received from proceeds from mortgages and loans payable;
(h)$115.0 million received from borrowings under the term loan;
(i)$81.0 million received from borrowings under the revolving credit facility.

Debt Financing
Summary of Debt
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2023:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Secured (a)	$1,869,852	96.84%	4.34%	3.71
Revolving Credit Facility, Term Loan and Variable Rate Secured Debt	61,000	3.16%	8.92%	0.82

Totals/Weighted Average:	$1,930,852	100.00%	4.49%	3.62
Unamortized deferred financing costs	(17,986)
Total Debt, Net	$1,912,866
(a)Includes debt with interest rate caps outstanding with a notional amount of $304.5 million.

Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2023 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments (a)
2023	$1,172	$—	$1,172	3.95%
2024	5,037	369,000	374,037	4.32%
2025	8,384	—	8,384	3.39%
2026	8,780	539,500	548,280	4.44%
2027	8,158	305,319	313,477	3.66%
Thereafter	7,418	678,084	685,502	5.01%
Sub-total	38,949	1,891,903	1,930,852	4.49%
Unamortized deferred financing costs	(17,986)	—	(17,986)
Totals/Weighted Average	$20,963	$1,891,903	$1,912,866	4.49%
(a)The actual weighted average of floating rates (SOFR) for the Company’s outstanding variable rate debt was 5.37 percent as of September 30, 2023, plus the applicable spread.
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
Interest on borrowings under the 2023 Revolving Credit Facility and the 2023 Term Loan shall be based on applicable interest rate (the “Interest Rate”) plus a margin ranging from 250 basis points to 350 basis points (the “Applicable Margin”) depending on the Interest Rate elected, currently 3.5%. With respect to borrowings under the 2023 Revolving Credit Facility and the 2023 Term Loan, the Interest Rate shall be either (A) the Alternative Base Rate plus the Applicable Margin and/or (B) the Adjusted Term SOFR Rate plus the Applicable Margin or, with respect to the 2023 Revolving Credit Facility only, (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Margin. As used herein: “Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate, plus 10 basis points; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”) plus 10 basis points.
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
On July 25, 2023, the Operating Partnership drew the full $115 million available under the 2023 Term Loan and borrowed $52 million from the 2023 Revolving Credit Facility which proceeds, together with available cash, were used to fund the purchase price under the Rockpoint Purchase Agreement. As of September 30, 2023, the principal balance of the 2023 Revolving Credit Facility and 2023 Term Loan was $18.0 million and $43.0 million, respectively.
During October 2023, the Company repaid the remaining balances of the 2023 Term Loan and 2023 Revolving Credit Facility.
On May 6, 2021, the Company entered into a revolving credit and term loan agreement (“2021 Credit Agreement”) with a group of seven lenders that provided for a $250 million senior secured revolving credit facility (the “2021 Credit Facility”) and a $150 million senior secured term loan facility (the “2021 Term Loan”), and terminated the 2017 credit agreement on May 13, 2021. On April 7, 2023, the Company terminated the 2021 Credit Agreement for both the 2021 Credit Facility and 2021 Term Loan. As a result of the termination, the Company has written off the unamortized deferred financing costs in an amount of $2.7 million during the second quarter of 2023, which is recorded within Loss from extinguishment of debt, net, on the Consolidated Statements of Operations.
The Company was in compliance with its debt covenants under its 2023 Revolving Credit Facility and 2023 Term Loan as of September 30, 2023.
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
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which no securities have been sold as of October 23, 2023.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of October 23, 2023.
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of September 30, 2023, the outstanding balance of such debt totaled $18.2 million of which $2 million was guaranteed by the Company.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss available to common shareholders	$(54,807)	$(101,218)	$(102,214)	$(83,937)
Add (deduct): Noncontrolling interests in Operating Partnership	(5,322)	(2,613)	(10,016)	(2,929)
Noncontrolling interests in discontinued operations	121	(7,710)	97	(5,597)
Real estate-related depreciation and amortization on continuing operations (a)	25,568	24,802	77,622	69,154
Real estate-related depreciation and amortization on discontinued operations	104	6,550	5,335	21,334
Property impairments on discontinued operations	—	84,509	—	84,509
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(423)	5,100	2,286	7,704
Funds from operations available to common stock and Operating Partnership unitholders (b) (c)	$(34,759)	$9,420	$(26,890)	$90,238
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests of $2.6 million for the three months ended September 30, 2023 and 2022, and $7.7 million and $7.8 million for the nine months ended September 30, 2023 and 2022, respectively. Excludes non-real estate-related depreciation and amortization of $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Net loss available to common shareholders included land impairment charges of zero and $2.5 million for the three months ended September 30, 2023 and 2022, respectively, and $3.4 million and $9.4 million for the nine months ended September 30, 2023 and 2022, respectively. Net loss available to common shareholders also included loss or gain on disposition of developable land of zero for the three months ended September 30, 2023 and 2022, and $23.0 thousand and $57.7 million for the nine months ended September 30, 2023 and 2022, respectively. These balances are included in the calculation to arrive at funds from operations as such charges relate to non-depreciable assets.
(c) Includes $36.4 million and $49.8 million of interest cost related to the mandatorily redeemable noncontrolling interests for the three and nine months ended September 30, 2023, respectively.

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

Approximately $1.9 billion of the Company’s long-term debt as of September 30, 2023 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The effective interest rates on the Company’s variable rate debt as of September 30, 2023 ranged from LIBOR/SOFR plus 141 basis points to LIBOR/SOFR plus 360 basis points. Assuming interest-rate swaps and caps are not in effect as of September 30, 2023, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $3.7 million annually. As of September 30, 2023, the Company's indebtedness with an aggregate principal balance of $1.9 billion had an estimated aggregate fair value of $1.8 billion and if market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of September 30, 2023 would be approximately $57.2 million higher or lower, respectively.
The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

September 30, 2023 Debt, including current portion ($s in thousands)	10/1/23 - 12/31/2023	2024	2025	2026	2027	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate and Hedged Debt	$1,172	$313,037	$8,384	$548,280	$313,477	$685,502	$1,869,852	$(16,053)	$1,853,799	$1,728,732
Weighted Average Interest Rate	3.95%	3.43%	3.39%	4.44%	3.66%	5.01%			4.34%
Variable Rate	$—	$61,000	$—	$—	$—	$—	$61,000	$(1,933)	$59,067	$59,067
(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of September 30, 2023.

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
During the three months ended September 30, 2023, the Company issued 171,053 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.
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

3.1
Articles of Amendment to the Articles of Restatement of Veris Residential, Inc. as filed with the State Department of Assessments and Taxation of Maryland on June 16, 2023 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

3.2
Fourth Amended and Restated Bylaws of Veris Residential, Inc (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

10.1+
REIT Interest and Partnership Interest Purchase Agreement among Veris Residential, L.P., Veris Residential Trust, Rockpoint Growth and Income Upper REIT Aggregator II-A, L.L.C., Rockpoint Growth and Income Lower REIT Aggregator II-A, L.L.C., Rockpoint Growth and Income Upper REIT Upsize Aggregator II-A, L.L.C., Rockpoint Growth and Income Lower REIT Upsize Aggregator II-A, L.L.C. and RPIIA-RLB, L.L.C. dated July 25, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

10.2+
Revolving Credit and Term Loan Agreement dated as of July 25, 2023 among Veris Residential, L.P., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA as joint bookrunners and joint arrangers, and the lenders party thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

10.3
Parent Guaranty dated of Veris Residential, Inc. dated July 25, 2023 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

10.4
Subsidiary Guaranty of the subsidiary guarantors of Veris Residential, L.P. party thereto dated July 25, 2023 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

10.5
Pledge and Security Agreement by and among Veris Residential, L.P., as borrower, the subsidiary pledgees of Veris Residential, L.P. party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated July 25, 2023 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

10.6	Executive Compensation Clawback Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 4, 2023 and incorporated herein by reference).

31.1*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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

101.1*	The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* filed herewith
+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date:	October 25, 2023	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	October 25, 2023	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	October 25, 2023	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	October 25, 2023	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)