Form 10-K
period 2023-12-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2024-02-21
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

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
As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of Veris Residential, Inc. was $1,287,891,323. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose. The registrant has no non-voting common stock.
As of February 15, 2024, 92,229,209 shares of common stock, $0.01 par value, of Veris Residential, Inc. (“Common Stock”) were outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.
LOCATION OF EXHIBIT INDEX: The index of exhibits is contained herein on page number 103.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Veris Residential, Inc.’s definitive proxy statement for fiscal year ended December 31, 2023 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 12, 2024 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2023.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “Veris,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of December 31, 2023, the General Partner owned an approximate 91.4 percent common unit interest in the Operating Partnership. The remaining approximate 8.6 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
•Item 8. Financial Statements and Supplementary Data which includes the following specific disclosures for the General Partner and the Operating Partnership:
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

The Company owns, operates and develops multifamily rental properties located primarily in the Northeast, as well as a portfolio of non-strategic land and commercial assets. The Company is focused on conducting business in a socially, ethically, and environmentally responsible manner, while seeking to maximize value for all stakeholders. Veris Residential, Inc. was incorporated on May 24, 1994.
The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.4 percent and 90.7 percent common unit interest in the Operating Partnership as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company owned or had interests in 24 multifamily rental properties as well as non-strategic assets comprised of one office property and four parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 21 wholly-owned or Company-controlled properties, comprised of 17 multifamily properties and four non-core assets, and (b) eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and one non-core asset. The Properties are located in three states in the Northeast, plus the District of Columbia. For more information on the Properties, refer to Item 2.
THE COMPANY
During 2023, the Company substantially completed its multi-year transformation to a pure-play multifamily REIT. As part of this strategic initiative, the Company sought to unlock shareholder value by simplifying its business, strengthening its balance sheet, enhancing its operational platform and aligning the Company with its corporate values and the sustainability-conscious lifestyle preferences of its residents.
The Company seeks to own a portfolio comprised primarily of Class A multifamily properties with premium amenities and offerings that reflect our commitment to sustainability. This includes facilities such as clubrooms and lounges, state-of-the-art fitness centers, dog parks and rooftop swimming pools, as well as sustainability-driven features like electric vehicle (EV) charging stations, bee hives, hydroponic gardens and green roofs. The Company believes that amenities such as the ones offered at our multifamily properties drive resident satisfaction, command higher monthly rents, and generate additional revenues through amenity fees. When coupled with our commitment to providing premium resident services, such as concierges and professionally-curated events, the Company seeks to offer a multifamily experience that will maximize resident satisfaction and optimize rental revenue.

The Company’s multifamily properties have an average age of seven years, typically requiring lower maintenance capital expenditures than a more mature portfolio. The Company believes that this factor provides it with a competitive advantage as it can retain more capital and generate a higher yield than an older portfolio.

The Company has a fully integrated real estate platform with operational, investment, development, financial and management services provided in-house. The platform is underpinned by a commitment to technological enhancement and innovations which allow the Company to improve efficiency, optimize net operating income, and augment the resident experience, while eliminating costly manual processes that are time consuming and prone to human error. These technological enhancements combined with our experienced team have created a platform that is nimble and scalable, positioning the Company for growth.

Investment Strategy

The Company seeks to grow its portfolio of Class A multifamily assets through a combination of acquisitions, value-add redevelopments and developments. The Company expects to generate internal growth through organic optimization of its existing portfolio by recycling capital from non-strategic asset dispositions into debt repayments, value-add redevelopments, share buybacks, new developments, and acquisitions. These investments will convert low- to no-yielding assets into cash-flowing, high quality assets with strong growth prospects. The Company may also seek to grow by raising capital through other sources such as through follow-on equity offerings, equity method investments and additional debt.

The Company believes it has strong relationships and networks to source off-market acquisition opportunities and seeks to add value to newly acquired properties by integrating them into its sustainability and technology-focused platform. The Company has a robust and disciplined underwriting process, and experienced investments and capital markets teams. The Company has extensive experience acquiring residential assets nationally as well as in its core focus area of the Northeast, and has the capabilities to generate additional value by acquiring assets through 1031 programs, issuing OP Units, and recycling capital through dispositions of non-strategic assets. When considering acquisitions, the Company may seek opportunities that improve the geographic diversity, asset quality, and product offering of its portfolio.

Sustainability Strategy

The Company aims to conduct its business, development, and operations of new and existing buildings in a manner that contributes to positive environmental, social and economic outcomes for all its stakeholders. The Company’s dedicated in-house team initiates and applies sustainable practices throughout all aspects of its business including property operations and resident experience. The Company’s multifamily portfolio has environmental considerations – particularly focused on energy consumption, water consumption and greenhouse gas emissions – integrated into many existing properties. The Company has also invested in energy-saving technology, such as those for irrigation, lighting, and HVAC to positively impact resident experience and asset value over the long-term. As a result of these efforts 80% of our multifamily portfolio is green certified (LEED®, ENERGY STAR® or equivalent). The Company believes that its focus on sustainability also enhances value for the Company in the short-term, through savings in utility expenses and higher interest from sustainability conscious residents.

Equally important is the Company’s focus on supporting the health and well-being of its employees, residents and tenants, which the Company has enhanced through the inclusion of on-site amenity offerings, including hydroponics gardens, fitness centers and on-demand fitness programs, as well as health and safety considerations across the portfolio and within its corporate offices. The Company’s efforts led to the achievement of WELL® Health-Safety rating across all of its managed locations.

A significant part of the Company’s commitment to sustainable development and operations is its commitment to transparent reporting of ESG performance indicators, as it recognizes the importance of this information to investors, lenders, and other stakeholders. The Company publishes an annual ESG Report that is aligned with the Global Reporting Initiative reporting framework and United Nations Sustainable Development Goals, and includes the Company’s strategy, key performance indicators, annual like-for-like comparisons, and year-over-year achievements.

Climate Resilience

As a long-term owner and active manager of real estate assets in operation and under development, the Company recognizes that climate change is no longer just a potential threat but today’s reality. As a result, the Company is taking action to mitigate its carbon footprint by assessing risks and adapting its business to ensure it is well positioned over the long-term. Event-driven (acute) and longer-term (chronic) physical risks that may result from climate change could have a material adverse effect on the Company’s properties, operations, and business. Responsibility for assessing and managing these climate-related risks and initiatives is owned by every team throughout the Company, with oversight by the management team's ESG Task Force and the Board's Nominating, Environmental, Social and Governance Committee. The Company views its proactive assessment of risks related to climate change as an opportunity to protect asset value, and as such, is implementing measures, planning and decision-making processes to protect its investments by improving resilience. Since 2022 the Company has met its target validated by the Science Based Target initiative to reduce its like-for-like Scope 1 and 2 greenhouse gas emissions by 50%.

HUMAN CAPITAL RESOURCES
As of December 31, 2023, the Company had approximately 197 employees, and 30% of its employees have been with the Company for at least 10 years.

The Company embraces the diverse and all-inclusive communities it serves and has taken focused efforts to support employees. Such efforts have included establishing employee affinity groups and introducing company wide diversity training. The Company is a signatory of the CEO Action for Diversity & Inclusion Pledge and the UN Women

Empowerment Principles and is included in the Bloomberg GEI index since 2023. Currently, five of the nine members (or 56 percent) of the Company’s Board of Directors are female and/or racially diverse.

Workforce diversity as of December 31, 2023 (excluding three employees that did non self-identify):

•56 percent of the Company’s employees identified as male, 43 percent as female and below one percent as non-binary
•52 percent of the Company’s employees were persons of color or other minority groups, down from 53 percent a year earlier.

Employee Incentives

The Company strives to provide career opportunities in an energized, inclusive, and collaborative environment tailored to retain, attract and reward highly performing employees. The Company provides a comprehensive benefits package intended to meet and exceed the needs of its employees and their families. The Company’s competitive offerings help its employees stay healthy, balance their work and personal lives, and meet their financial and retirement goals. The Company is also committed to ensuring that these benefits are attainable and affordable to its employees by limiting health insurance premiums and providing life insurance and short-term and long-term disability insurance at no cost to the employee.

In addition to flexible working arrangements, the Company offers the following enrichment opportunities and benefits to all eligible employees:

•A 401(k) plan with a history of annual discretionary Company employee match or profit sharing contributions;
•Minimum paid time off of 20 days in addition to public holidays, sick leave and other leaves offered by the company;
•Ability to rollover or donate certain paid time off;
•A 12-week fully paid parental leave;
•A legal aid program; and
•In house training and tuition reimbursement for select education costs.

The Company also promotes the philanthropic efforts of its employees by providing 24 hours of paid time off toward volunteerism and matching employee charitable contributions dollar for dollar (up to $1,000 per employee per year).
More information regarding the Company’s human capital policies, programs and initiatives is available in the "ESG" tab under the “Investors” section of its public website and the Company’s ESG Report. Information contained on or accessed through the Company’s website is not considered part of this Annual Report nor any registration statement that incorporates this Annual Report by reference.

COMPETITION

We face competition from other real estate companies to acquire, develop and manage multifamily properties. As an owner and operator of multifamily properties, we also face competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose pricing may be perceived as a better value given the quality, location, terms and amenities that the prospective resident seeks. We also compete against condominiums and single-family homes that are for sale or rent, including those offered through online platforms. Although we often compete against large, sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents.

GOVERNMENT REGULATIONS

In the ordinary course of business, the development, maintenance and management of commercial and multifamily properties is subject to various laws, ordinances, and regulations, including those concerning entitlement, building, health and safety, site and building design, environment, zoning, sales, and similar matters which apply to or affect the real estate industry. Multifamily properties and their owners are subject to various laws, ordinances, and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers, and other common areas. As an owner and operator of multifamily properties, we also may be subject to rent or rent stabilization laws. In addition, various federal, state, and local laws subject real estate owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present.

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
INDUSTRY SEGMENTS
The Company operates in two industry segments: (i) multifamily real estate and services and (ii) commercial and other real estate. As of December 31, 2023, the Company does not have any foreign revenues and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.
SIGNIFICANT TENANTS
As of December 31, 2023, no tenant accounted for more than 10 percent of the Company’s consolidated revenues.
RECENT DEVELOPMENTS

In 2023, the Company accomplished a number of important milestones in substantially completing its transformation to a pure play multifamily REIT.

The Company continued to streamline the portfolio by disposing of non-strategic office and hotel assets and selectively culling the land portfolio to right-size the Company’s equity allocated to its development pipeline and speculative land bank by:

•Closing on the sale of the Port Imperial Hotels, resulting in the Company's full exit from the hotel segment
•Consummating the sale of Harborside 1, 2, & 3 for an aggregate price of $420 million, releasing approximately $360 million of net proceeds.
•Sold over $700 million of non-strategic assets since the beginning of 2023, comprised of eight properties and four land parcels.

As of February 21, 2024, approximately $139 million of non-strategic assets are under binding contract for sale, including our last office property, Harborside 5.

The Company also thoughtfully redeployed proceeds from its disposition activities, strengthened its balance sheet, and enhanced its portfolio by:

•Negotiating the early redemption of Rockpoint's interest in VRT for $520 million. Refer to Note 14: Redeemable Noncontrolling Interests for more details and defined terms.
•Entering into a $115 million term loan and $60 million revolving credit facility. The full proceeds of the term loan and $52 million of the revolving credit facility were drawn in July 2023 to fund the early redemption of Rockpoint's interest in VRT. The full balances were repaid as of December 31, 2023 using proceeds from non-strategic sales, cash flow from operations, and proceeds from the refinancing of Haus25.
•Refinancing the Haus25 construction loan well ahead of its December 2024 maturity at an interest rate of 5.46%, realizing a 124 basis point coupon saving relative to the prior construction loan while improving the term and distribution of the Company's overall debt maturity profile.

As of December 31, 2023, 99.9% of the Company's total debt portfolio (consolidated and unconsolidated) was hedged or fixed at a weighted average interest rate of 4.5%. The debt portfolio has a weighted average maturity of 3.7 years.

The Company continued to further enhance its ESG and operational platform by:

•Ending the year with over 80 percent of the Company’s wholly-owned multifamily portfolio Green Certified (LEED®, ENERGY STAR®, or equivalent), up from 43 percent at the end of 2022.
•Exceeding its goal to reduce Scope 1 and 2 emissions by 50 percent by 2030, validated by the Science Based Targets initiative, and reducing like-for-like emissions by 54 percent compared to the 2019 baseline.
•Surpassing its goal of reducing energy consumption by 20 percent by 2030 well ahead of schedule, cutting consumption by 24 percent over the last three years.

•Earning a 5-Star ESG rating from GRESB (the highest rating offered for distinguished ESG leadership and performance) for the second year in a row.
•Expanding disclosure with respect to Scope 3 emissions, covering more than 90 percent of our operational carbon footprint in our 2022 ESG Report.
•Reaching its target of sustainability addenda in more than 99 percent of residential leases.
•Continuing its focus on resident satisfaction and experience, translating into an 83.16 J Turner ORA Ranking as of December 2023, compared to a national average of 63.63.

AVAILABLE INFORMATION
The Company’s corporate offices are located at Harborside 3, 210 Hudson Street, Suite 400, Jersey City, New Jersey 07311, and its telephone number is (732) 590-1010. The Company’s internet website is www.verisresidential.com. Information contained on or accessed through the Company's website is not considered part of this Annual Report nor any registration statement that incorporates this Annual Report by reference. The Company makes available free of charge on or through its website the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished by the Company pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Company’s internet website includes other items related to corporate governance matters, including, among other things, the Company’s corporate governance principles, charters of the standing committees of the Board of Directors, the code of business conduct and ethics applicable to all employees, officers and directors, the Dodd-Frank clawback policy and insider trading policy. The General Partner intends to disclose on the Company’s internet website any amendments to or waivers from its code of business conduct and ethics as well as any amendments to its other governance documents, including without limitation the corporate governance principles, Dodd-Frank clawback policy, insider trading policy or the charters of the standing committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our internet website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Veris Residential, Inc. Investor Relations Department, Harborside 3, 210 Hudson St., Ste. 400, Jersey City, NJ 07311 or to investorrelations@verisresidential.com.
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
Among the factors about which we have made assumptions are:
•risks and uncertainties affecting the general economic climate and conditions, which in turn may have a negative effect on the fundamentals of our business and the financial condition of our residents and tenants;
•the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
•changes in the supply of and demand for our properties, as well as demand for services or amenities at our properties;
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
•our ability to obtain adequate insurance, including coverage for losses resulting from catastrophes, natural disasters, pandemics and terrorist acts;

•our credit worthiness and the availability of financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense;
•the extent of any tenant bankruptcies or of any early lease terminations;
•our ability to lease or re-lease space at current or anticipated rents;
•changes in governmental regulation, tax rates and similar matters, including rent stabilization laws or other housing laws and regulations; and
•other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the residents or tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated.

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.
ITEM 1A.    RISK FACTORS
Our results from operations and ability to make distributions on our equity and debt service on our indebtedness may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as “Veris,” “we” or “our” in the following risk factors.
OPERATING RISKS

Our performance is subject to risks associated with the operation of multifamily properties.

General: Our business and our ability to make distributions or payments to our investors depend on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditures). Events or conditions that are beyond our control may adversely affect our operations and the value of our multifamily properties. Such events or conditions could include:
•an oversupply of or reduced demand for multifamily properties caused by a decline in household formation or employment, a lack of employment growth or otherwise;
•corporate restructurings and/or layoffs, and industry slowdowns;
•decreases in the demand for services or amenities, the convenience and attractiveness of the communities or neighborhoods in which our multifamily rental properties are located or the quality of local schools;
•development by competitors of competing multifamily communities;
•the inability or unwillingness of residents to pay rent or rent increases;
•changes in the financial condition of Fannie Mae or Freddie Mac which provide a major source of financing to the multifamily rental sector;
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
•civil unrest, earthquakes, pandemics, acts of terrorism and other natural disasters or acts of God that may result in uninsured losses.

Competition could limit our ability to lease multifamily properties or increase or maintain rents: Our multifamily properties compete with other multifamily property operators as well as rental housing alternatives, such as single-family homes for rent and short term furnished offerings such as those available from extended stay hotels or through online listing services. In addition, our multifamily residents and prospective residents also consider, as an alternative to renting, the purchase of a new or existing condominium or single-family home. Competitive residential housing could adversely affect our ability to lease multifamily units and to increase or maintain rental rates.

Short-term leases expose us to the effects of declining market rents: Our multifamily leases are for an average term of 13 months. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue: We earn a significant portion of our income from renting our multifamily properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline even if our revenues do. Our operating costs also could increase while our revenues do not. If our operating costs increase significantly to the point that they exceed our rental revenues, we may be forced to borrow to cover our costs and we may incur losses. Such losses may adversely affect our ability to make distributions or payments to our investors.
We face risks associated with the operation of our commercial office properties.
Financially distressed commercial office tenants may be unable to pay rent: If a commercial office tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments. If a tenant files for bankruptcy, we cannot evict the tenant solely because of the bankruptcy and a potential court judgment rejecting and terminating such tenant’s lease (which would subject all future unpaid rent to a statutory cap) could adversely affect our ability to make distributions or payments to our investors as we may be unable to replace the defaulting tenant with a new tenant at a comparable rental rate without incurring significant expenses or a reduction in rental income.
Renewing commercial office leases or re-letting commercial office space could be costly: If a commercial office tenant does not renew its lease upon expiration or terminates its lease early, we may not be able to re-lease the space on favorable terms or at all. If a tenant does renew its lease or we re-lease the space, the terms of the renewal or new lease, including the cost of required renovations or concessions to the tenant, may be less favorable than the current lease terms, which could adversely affect our ability to make distributions or payments to our investors.
We may not be able to dispose of remaining non-core assets within our anticipated timeframe or at favorable prices: The Company has determined to sell over time properties deemed non-core assets. While we intend to dispose of these properties opportunistically over time, there can be no assurance that these dispositions will be completed during the period of our strategic initiative. In addition, market conditions will impact our ability to dispose of these properties, and there can be no assurance that we will be successful in disposing of these properties for their estimated sales prices. A failure to dispose of these properties for their estimated market values as planned, or unfavorable tax consequences of the disposition of these properties could have a material adverse effect on our ability to finance our acquisition and development plans and could adversely affect our ability to make distributions or payments to our investors.
We face general market and operational risks associated with the real estate industry.
Our insurance coverage on our properties may be inadequate or our insurance providers may default on their obligations to pay claims: We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. We cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our properties. We cannot guarantee that we will be able to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, while our current insurance policies insure us against loss from catastrophic loss, natural disasters, terrorist acts and toxic mold, in the future, insurance companies may no longer offer coverage against these types of losses, or, if offered, these types of insurance may be prohibitively expensive. If any or all of the foregoing should occur, we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property or properties. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to make distributions or payments to our investors. In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy or other proceedings and our insurance policies with the provider were terminated or canceled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices. In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future.
Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment may not be recouped or may exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended (the “IRS Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.
Some of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation: A portion of our operating expenses is sensitive to inflation. These include expenses for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties. We also have ground lease expenses in certain of our properties. Ground lease costs are contractual, but in some cases, lease payments reset every few years based on changes of consumer price indexes.
Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our resident’s ability to pay rents or our results of operations. Our multifamily leases are for an average term of 13 months, which we believe mitigates our exposure to inflation, by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). Inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so.
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

We face risks associated with property acquisitions: We intend to and may acquire new properties, primarily in the multifamily rental sector, assuming that we are able to obtain capital on favorable terms. Such newly acquired properties may not perform as expected and may subject us to unknown liability with respect to liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, residents, vendors or other persons against the former owners of the properties. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated. The search for and process of acquiring such properties will also require a substantial amount of management’s time and attention. In addition, developers and other real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:
•reducing the number of suitable investment opportunities offered to us;
•increasing the bargaining power of property owners;
•interfering with our ability to attract and retain tenants; and
•adversely affecting our ability to minimize expenses of operation.

Our acquisition activities and their success are subject to the following risks:
•adequate financing to complete acquisitions may not be available on favorable terms or at all as a result of the continuing volatility in the financial and credit markets;
•even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition and risk the loss of certain non-refundable deposits and incurring certain other acquisition-related costs; and
•any acquisition agreement will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied.
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
Environmental, Social and Governance factors may impose additional costs and/or expose us to new risks: Certain investors, customers, regulators and other stakeholders have focused more on corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Additionally, there is increased attention on these matters by various regulatory authorities, including the SEC, and the expense and activities necessary to comply with new regulations or standards may be significant. Third-party providers of corporate responsibility ratings and reports on companies have also increased in number, resulting in varied, and in some cases, inconsistent standards. Some investors use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to ESG are inadequate or objectionable.
The regulations and criteria for assessing corporate responsibility practices are evolving, which could result in our undertaking costly initiatives and activities to meet any new regulations or criteria. Additionally, if we are unable to or elect not to satisfy any new regulation or criteria, or do not meet the criteria of a specific third-party provider, some investors may conclude our policies with respect to ESG are inadequate, and we may face reputational damage.
We have communicated certain initiatives and goals regarding ESG matters in our 2022 ESG Report on our website, and we may communicate revised or additional initiatives or goals in the future. We could be unsuccessful or perceived to be unsuccessful in the achievement of our ESG initiatives or goals, or we could be criticized for the scope of our initiatives or goals. If we fail to meet the expectations of investors, customers, regulators, and other stakeholders; our initiatives are not executed as planned; or we do not achieve our goals, our reputation and financial results could be adversely impacted.
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

Property ownership through joint ventures could subject us to the contrary business objectives of our co-venturers: We invest in joint ventures or partnerships in which we do not hold a controlling interest in the assets underlying the entities in which we invest, including joint ventures in which (i) we own a direct interest in an entity which controls such assets, or (ii) we own a direct interest in an entity which owns indirect interests, through one or more intermediaries, of such assets. These investments involve risks that do not exist with properties in which we own a controlling interest with respect to the underlying assets, including the possibility that (i)our co-venturers or partners may control the joint venture and we may not be able to prevent them from taking certain actions; (ii) we may have limited rights to terminate or liquidate our investment; (iii) the distribution preferences of our co-venturers or partners may limit operating, liquidating and disposition distributions to us; (iv) our co-venturers or partners may, at any time, become insolvent or otherwise refuse to make capital contributions when due, (v) we may be responsible to our co-venturers or partners for indemnifiable losses, (vi) we may become liable with respect to guarantees of payment or performance by the joint ventures, (vii) we may become subject to buy-sell arrangements which could cause us to sell our interests or acquire our co-venturer’s or partner’s interests in a joint venture, or (viii) our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures or partnerships. If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make distributions or payments to our investors.
We may face increased risks and costs associated with volatility in commodity and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects: The price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including, but not limited to, performance of third-party suppliers and contractors; overall market supply and demand; government regulation; international trade; and changes in general business, economic, or political conditions. As a result, the costs of raw construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly from time to time.
We rely on a number of third-party suppliers and contractors to supply raw materials and skilled labor for our construction projects. While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control. We may be forced to purchase supplies and materials in larger quantities or in advance of when we would typically purchase them. This may cause us to require use of capital sooner than anticipated. Alternatively, we may also be forced to seek new third-party suppliers or contractors, whom we have not worked with in the past, and it is uncertain whether these new suppliers will be able to adequately meet our materials or labor needs. Our dependence on unfamiliar supply chains or relatively small supply partners may adversely affect the cost and timely completion of our construction projects. In addition, we may be unable to compete with entities that may have more favorable relationships with their suppliers and contractors or greater access to the required construction materials and skilled labor.
CAPITAL AND FINANCING RISKS
We are subject to financial and credit risks associated with general economic and market conditions.
Our business may be affected by volatility in the financial and credit markets, the general global economic conditions and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole or in the Northeast where our properties are located. Our results of operations, financial condition and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:
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
Our performance is subject to risks associated with the anticipated completion of our repositioning of the Company’s portfolio from diversified asset classes to exclusively multifamily rental properties.
Repositioning the Company’s office portfolio may result in less than expected returns on office properties and could adversely affect our ability to make distributions or payments to our investors: There can be no assurance that the Company, as it seeks to complete the repositioning of a portion of its portfolio from office to the multifamily rental sector, will be able to sell office properties and purchase multifamily rental properties at prices that in the aggregate are profitable for the Company or are efficient uses of its capital or that would not result in a reduction of the Company’s cash flow, and such transactions could adversely affect our ability to make distributions or payments to our investors. Because real estate investments are relatively illiquid, it also may be difficult for the Company to promptly sell its office properties that are held or may be designated for sale promptly or on favorable terms, which could have a material adverse effect on the Company’s financial condition. Moreover, as the Company seeks to complete the repositioning of a portion of its portfolio from office to the multifamily rental sector, the Company may be subject to a Federal income tax on gain from sales of properties due to limitations in the IRS Code and related regulations on a real estate investment trust’s ability to sell properties. The Company intends to structure its property dispositions in a tax-efficient manner and avoid the prohibition in the IRS Code against a real estate investment trust holding properties for sale. There is no guaranty, however, that such dispositions can be achieved without the imposition of federal income tax on any gain recognized.
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
Scheduled debt payments and refinancing could adversely affect our financial condition: We are subject to the risks normally associated with debt financing. These risks, including the following, may adversely affect our ability to make distributions or payments to our investors:
•market interest rates on loans to refinance indebtedness on our properties at maturity may be significantly higher than the interest rates on that existing indebtedness;
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
As of December 31, 2023, we had total outstanding indebtedness of $1.9 billion, comprised of no outstanding borrowings under our revolving credit facility and approximately $1.9 billion of mortgages, loans payable and other obligations. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.
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
We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities: Some of the mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases outside of stipulated guidelines or to materially modify existing leases. In addition, our revolving credit and term loan facilities contain customary requirements, including restrictions and other limitations on our ability to incur debt, debt to assets ratios and interest coverage ratios. These revolving credit and term loan covenants may limit our flexibility in conducting our operations and create a risk of default on our indebtedness if we cannot continue to satisfy them. Some of our debt instruments contain cross default provisions with other debt instruments. Due to this cross-collateralization, a failure or default with respect to certain debt instruments or properties could have an adverse impact on us or our properties that are subject to the cross-collateralization under the applicable debt instrument. Failure to comply with these covenants could cause a default under the agreements and, in certain circumstances, our lenders may be entitled to accelerate our debt obligations. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.
Rising interest rates may adversely affect our cash flow: As of December 31, 2023, we have no outstanding borrowings under our revolving credit facility and approximately $304.5 million of our hedged mortgage indebtedness bears interest at variable rates. We may incur additional indebtedness in the future that bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.
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
We are dependent on external sources of capital for future growth: To qualify as a real estate investment trust under the IRS Code, the General Partner must distribute to its shareholders each year at least 90 percent of its net taxable income, excluding any net capital gain. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs, including for acquisitions and developments, from income from operations. Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings, including sales of the General Partner’s common stock pursuant to its $100 million At-The-Market equity offering commenced in November 2023, may result in substantial dilution of our shareholders’ interests, and additional debt financing may substantially increase our leverage.
We may originate mezzanine loans or make preferred equity investments in the future that may subject the Company to a greater risk of loss than traditional mortgage loans.

We may in the future originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or subordinated loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans typically have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We may in the future make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of directly or indirectly acquiring, developing or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, we may have to invest additional capital to protect our investment. Our partners have in the past failed, and may in the future fail, to develop or operate the real property, operate the entity, refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner if at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest. In the event that such an entity fails to meet expectations or becomes insolvent, we may lose our entire investment in the entity.
MANAGEMENT RISKS
We may not be able to attract, integrate, manage and retain personnel to execute our business strategy, and competition for skilled personnel could increase our labor costs.
Our success depends upon our ability to attract, integrate, manage and retain personnel who possess the skills and experience necessary to execute our acquisition, development, management and leasing strategies. We compete with various other companies in attracting and retaining qualified and skilled personnel. Our ability to hire and retain qualified personnel could be impaired by a lack of qualified candidates in the available labor force, any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge our residents. If we cannot attract, hire and retain qualified personnel, our business, financial condition and results of operations would be negatively impacted. Our future success also depends upon our ability to manage the performance of our personnel. Failure to successfully manage the performance of our personnel could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income.
We are dependent on our key personnel whose continued service is not guaranteed.
We are dependent upon key personnel for strategic business direction and real estate experience, including our chief executive officer, chief operating officer, chief financial officer, chief investments officer and general counsel. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We do not have key man life insurance for our key personnel. In addition, as the Company seeks to complete the repositioning of a portion of its portfolio from office to the multifamily rental sector, the Company may become increasingly dependent on non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.
The terms of the Operating Partnership’s Agreement of Limited Partnership may limit our ability to take certain actions without the consent of some of the limited partners.

As of February 15, 2024, the General Partner owned approximately 91.4 percent of the Operating Partnership’s outstanding common partnership units. The consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) the Operating Partnership with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets. If the General Partner’s ownership interest in the Operating Partnership were to drop below 85 percent as the result of future issuances of partnership units, then the General Partner’s inability to take any of the foregoing actions without the consent of some of the limited partners could have a material adverse effect on the Company’s ability to complete any of those transactions and negatively impact the Company’s business and operations.

INVESTMENT RISKS
Certain provisions of Maryland law and the General Partner’s charter and bylaws could hinder, delay or prevent changes in control.
Certain provisions of Maryland law and General Partner's charter and bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control. These provisions include the following:
Removal of Directors: Under the General Partner’s charter, as amended, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed from office at any time, with or without cause, by the affirmative vote of a majority of the votes entitled to be cast by our stockholders generally in the election of directors.

Number of Directors, Board Vacancies, Terms of Office: The General Partner has, in its bylaws, elected to be subject to a certain provision of Maryland law which vest in the Board of Directors the exclusive right to determine the number of directors. This provision of Maryland law is applicable even if other provisions of Maryland law, the charter or the bylaws provide to the contrary. The General Partner revoked its election to be subject to a certain other provision of Maryland law which vests in the Board of Directors the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board. Thus under the General Partner’s bylaws, as amended, and Maryland law, any vacancy on the Board of Directors for any cause other than an increase in the number of directors may be filled by a majority of the remaining directors except that the stockholders have right to fill any vacancy resulting from removal of a director; and any vacancy on the Board of Directors created by an increase in the number of directors may be filled by a majority of the entire Board of Directors. Any director elected by the Board of Directors to fill a vacancy serves until the next annual meeting of stockholders and until such director’s successor is elected and qualifies, and any director elected by the stockholders to fill a vacancy resulting from removal of a director serves for the balance of the term of the removed director. The General Partner has, in its corporate governance principles, adopted a mandatory retirement age of 80 years for directors.

Stockholder Requested Special Meetings: The General Partner’s bylaws, as amended, provide that its stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than 25% of all votes entitled to be cast at such meeting, provided that unless requested by the stockholders entitled to cast a majority of all votes entitled to be cast at such meeting, a special meeting need not be called to consider any matter which is substantially the same as a matter voted on at any special meeting of stockholders held during the preceding 12 months.
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
Changes in market conditions could adversely affect the market price of the Company’s common stock.
As with other publicly traded equity securities, the value of the Company's common stock depends on various market conditions, which may change from time to time. The market price of the Company's common stock could change in ways that may or may not be related to our business, the Company's industry or our operating performance and financial condition. Among the market conditions that may affect the value of the Company's common stock are the following:
•the general reputation of REITs and the attractiveness of the Company's equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•our financial performance; and
•general stock and bond market conditions.
The market value of the Company's common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, the Company's common stock may trade at prices that are higher or lower than its net asset value per share of common stock.
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
A loss of the General Partner's status as a real estate investment trust could have an adverse effect on us. Failure to qualify as a real estate investment trust also would eliminate the requirement that the General Partner pay dividends to its stockholders. In addition, any such dividends that the General Partner does pay to its stockholders would not constitute qualified REIT dividends and would accordingly not qualify for a deduction of up to 20 percent.
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
We may be subject to risks associated with the use of social media.

The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us or one of our properties on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves, we will be presented with new risks and challenges.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company’s information technology, communication networks, system applications, accounting and financial reporting platforms and related systems, and those that are offered to residents and tenants are integral to the operation of the business. The Company utilizes these systems, among others, for financial analysis, management, and reporting, for facilitation of operations, including monitoring and optimization of various building management systems, for initiation, generation, and completion of resident leasing, for internal communications, and for various other aspects of the business.

The Company’s cybersecurity strategy is focused on detection, protection, incident response, security risk management and mitigation, and resiliency of the cybersecurity infrastructure. The Company has implemented or is in the process of continuously evaluating, testing and updating various information security processes and policies designed to identify, assess and manage material risks from cybersecurity threats to the Company’s critical computer networks, third-party hosted services, communications systems, hardware and software, and critical data, including confidential information that is proprietary, strategic or competitive in nature, as well as any personally identifiable information related to the Company’s residents’ and employees’ personal data.

The Company’s cybersecurity risk management relies on a multidisciplinary team, including its information technology and cybersecurity team, legal department, executive management, and third-party service providers to identify, assess, and manage cybersecurity threats and risks. In 2023, the Company expanded its team by adding a full-time Chief Information Security Officer (CISO), reporting directly to the Chief Operating Officer, responsible for managing the internal and external cybersecurity resources. The CISO has over 30 years of experience in corporate enterprise infrastructure and data security management held at a senior management level, acting in both a corporate as well as consulting role within many highly regulated industries. The CISO is responsible for having successfully developed and implemented several cyber security programs within prominent companies within the retail, financial and life science sectors.

The Company identifies and assesses risks from cybersecurity threats by monitoring and evaluating the cybersecurity threat environment and the Company’s risk profile. This multi-faceted approach to cybersecurity includes physical, administrative, and technical safeguards. During the year ended December 31, 2023, the Company began utilizing the National Institute of Standards and Technology (NIST) Cyber Security Framework (CSF), to assess and report to the Company’s executive management and Board of Directors on the current maturity of operational and procedural controls for securing and safeguarding the Company’s information technology assets. The Company will continue to utilize the NIST CSF to evaluate its cybersecurity controls. In addition to the NIST CSF, the Company also completed third-party technical testing of its information technology systems architecture.

To operate its business, the Company engages certain third-party vendors to perform a variety of functions. The Company seeks to engage reliable, reputable service providers. Depending upon the nature of the services and the sensitivity of the data that a third-party service provider processes, the Company’s vendor management procedures including reviewing the cybersecurity procedures, imposing contractual requirements, and conducting periodic reassessments as needed. The Company seeks to further enhance this review to expand the scope and depth of this analysis.

As a result of these factors, the Company has adopted a strategic multi-year cybersecurity plan. This plan is not meant to be all encompassing as the cybersecurity landscape shifts and evolves, and the Company is continually assessing its risks and the evolving cybersecurity threat landscape. This plan includes implementing additional and/or fortifying existing defenses and capabilities necessary to protect and preserve the integrity of the Company’s information assets and mitigate the risks to the Company’s business operations. As part of this plan, the Company requires regular cybersecurity training for all employees and periodically conducts tests to assess employee comprehension and evaluate training effectiveness.

The Company is not currently aware of any risks from cybersecurity threats nor has the Company had a previously cybersecurity incident that in either case have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operations or financial condition.

Governance

The Company’s Audit Committee holds oversight responsibility over the cybersecurity strategy and risk management. The Audit Committee engages in regular discussions with executive management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. The Company prepares a quarterly report from the Chief Operating Officer and the CISO which includes updates on the Company’s current cybersecurity maturity, progress on the Company’s previously mentioned multi-year cybersecurity plan, strategy updates to combat changes in the threat landscape, education of employees and executive management on cybersecurity awareness, enhanced cybersecurity defenses, incident response programs and regulatory reporting obligations. The Audit Committee delivers a summary of these reports to the full Board of Directors on a quarterly basis. Furthermore, the Board of Directors receives a direct report from the CISO on no less than an annual basis with interim reports provided when appropriate or necessary.

As part of the Company’s incident response plan, a committee known as the Cyber ERM (Enterprise Risk Management) Committee has been established comprising cross-functional representation across the Company. The Cyber ERM is responsible for implementing a rapid response and incident program in the event of an identified cybersecurity threat and is responsible for reporting all incidents to the Audit Committee and Board of Directors in the case of any cybersecurity incident to enable the Audit Committee and Board of Directors to assess the materiality of any such incident and determine any Exchange Act reporting obligations of the Company in connection therewith.

ITEM 2.    PROPERTIES
PROPERTY LIST
Consolidated Properties
As of December 31, 2023, the Company’s Consolidated Properties consisted of 17 multifamily properties, four in-service commercial properties, and several developable land parcels. The Consolidated Properties are located in the Northeast. The Consolidated Properties contain a total of approximately 5,535 apartment units and 1.0 million square feet of commercial space.

Multifamily Properties
Property	Location	Year Built	Apartment Units	% Occupied 12/31/23 (%)	2023 Average Revenue Per Home ($) (b)
NEW JERSEY WATERFRONT
Haus25	Jersey City, NJ	2022	750	94.1	4,396
Liberty Towers	Jersey City, NJ	2003	648	93.2	4,058
BLVD 401	Jersey City, NJ	2016	311	97.4	4,025
BLVD 425	Jersey City, NJ	2003	412	95.6	3,921
BLVD 475 S	Jersey City, NJ	2011	280	96.8	3,853
BLVD 475 N	Jersey City, NJ	2011	243	96.3	4,200
Soho Lofts	Jersey City, NJ	2017	377	94.4	4,557
RiverHouse 9 at Port Imperial	Weehawken, NJ	2021	313	96.2	4,064
RiverHouse 11 at Port Imperial	Weehawken, NJ	2018	295	94.6	4,044
Total New Jersey Waterfront Multifamily			3,629	95.0	4,154

MASSACHUSETTS
Portside at East Pier	East Boston, MA	2015	181	94.9	3,132
Portside 2 at East Pier	East Boston, MA	2018	296	96.2	3,243
145 Front at City Square	Worcester, MA	2018	365	92.9	2,601
The Emery at Overlook Ridge	Revere, MA	2020	326	92.3	2,684
Total Massachusetts Multifamily			1,168	93.9	2,869

OTHER
The Upton	Short Hills, NJ	2021	193	91.7	4,693
The James	Park Ridge, NJ	2021	240	96.3	2,947
Signature Place	Morris Plains, NJ	2018	197	97.5	3,110
Quarry Place at Tuckahoe	Eastchester, NY	2016	108	93.5	4,203
Total Other Multifamily			738	95.0	3,631

TOTAL MULTIFAMILY PROPERTIES			5,535	94.8	3,813

Office Properties
Property	Location	Year Built	Net Rentable Area (SF)	% Leased 12/31/23 (%) (a)	2023 Base Rent ($000’s) (c)	2023 Average Base Rent Per Sq. Ft. ($) (c) (d)	2023 Average Effective Rent Per Sq. Ft. ($) (c) (e)
Harborside Plaza 5	Jersey City, NJ	2002	977,225	34.6	17,027	45.93	49.23
TOTAL OFFICE PROPERTIES			977,225	34.6	17,027	45.93	49.23

Retail/Garage Properties
Property	Location	Year Built	Net Rentable Area (Retail SF)	% Leased 12/31/23 (%) (a)	2023 Total Rental Revenue ($000’s) (f)
100 Avenue at Port Imperial	Weehawken, NJ	2016	8,400	100.0	4,431
500 Avenue at Port Imperial	Weehawken, NJ	2013	18,064	100.0	1,767
Riverwalk at Port Imperial	West New York, NJ	2008	30,426	59.2	1,102
TOTAL RETAIL/GARAGE PROPERTIES			56,890	78.1	7,300

Developable Land
Property	Location	Ownership Percentage	Potential Units
NEW JERSEY WATERFRONT
107 Morgan	Jersey City, NJ	100%	783
Plaza 8	Jersey City, NJ	100%	680
Plaza 9	Jersey City, NJ	100%	597
PI South - Building 2	Weehawken, NJ	50%	245
Total New Jersey Waterfront Developable Land			2,305

MASSACHUSETTS
Overlook Site 15	Revere, MA	100%	310
Overlook Site 1 (Retail)	Revere, MA	100%	(g)
Overlook Site 13	Malden, MA	100%	307
Overlook Site 14 (Retail)	Malden, MA	100%	(g)
Overlook Site 14 (Hotel)	Malden, MA	100%	112
Overlook Site 14	Malden, MA	100%	120
Total Massachusetts Developable Land			849

OTHER
Wall Land	Wall Township, NJ	100%	228
Short Hills (Hotel)	Short Hills, NJ	100%	160 keys
1633 Littleton	Parsippany, NJ	100%	(h)
65 Livingston	Roseland, NJ	100%	252
6 Becker Farm / 85 Livingston	Roseland, NJ	100%	439
1 Water Street	White Plains, NY	100%	299
Total Other Developable Land			1,378

TOTAL DEVELOPABLE LAND			4,532
Unconsolidated Joint Venture Properties
As of December 31, 2023, the Company’s Unconsolidated Joint Venture Properties consisted of seven multifamily rental properties, an in-service commercial property, and a developable land parcel. The Unconsolidated Joint Venture Properties are located in the Northeast and Washington, D.C. The Unconsolidated Joint Venture Properties contain a total of approximately 2,146 apartment units and 51.0 thousand square feet of commercial space. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

Unconsolidated Joint Ventures - Multifamily Properties
Property	Location	Year Built	Ownership Percentage	Apartment Units	% Occupied 12/31/23 (%)	2023 Average Revenue Per Home ($) (b)
NEW JERSEY WATERFRONT
Urby at Harborside	Jersey City, NJ	2017	85.00%	762	92.3	3,844
RiverTrace at Port Imperial	West New York, NJ	2014	22.50%	316	95.6	3,641
The Capstone at Port Imperial	West New York, NJ	2021	40.00%	360	95.0	4,272
Total New Jersey Waterfront Multifamily Properties				1,438	93.7	3,907

OTHER
Riverpark at Harrison	Harrison, NJ	2014	45.00%	141	92.2	2,746
The Metropolitan at 40 Park	Morristown, NJ	2010	25.00%	130	95.4	3,577
Metropolitan Lofts	Morristown, NJ	2018	50.00%	59	94.4	3,591
Station House	Washington, DC	2015	50.00%	378	92.1	2,529
Total Other Multifamily Properties				708	92.9	2,853

TOTAL MULTIFAMILY PROPERTIES				2,146	93.4	3,559

Unconsolidated Joint Ventures - Retail Properties
Property	Location	Year Built	Ownership Percentage	Net Rentable Area (Retail SF)	% Leased 12/31/23 (%) (a)	2023 Total Rental Revenue ($000’s) (f)
Shops at 40 Park	Morristown, NJ	2010	25.00%	50,973	69.0	1,369
TOTAL RETAIL PROPERTIES				50,973	69.0	1,369

Unconsolidated Joint Ventures - Developable Land
Property	Location	Ownership Percentage	Potential Units
PI North - Land	West New York, NJ	20.00%	829
TOTAL DEVELOPABLE LAND			829
Footnotes to Property List (dollars in thousands, except per square foot amounts):
(a)Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future.
(b)Average Revenue per Home is calculated as total apartment revenue for the year divided by the average percent occupied for the year, divided by the number of apartments.
(c)Total base rent for the year ended December 31, 2023, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For the year ended December 31, 2023, total escalations and recoveries from tenants were: $3.3 million, or $8.89 per leased square foot, for office properties.
(d)Base rent for the year ended December 31, 2023 divided by net rentable commercial square feet leased at December 31, 2023.
(e)Total base rent, determined in accordance with GAAP, for 2023 minus 2023 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2023.
(f)Total Rental Revenue for the year ended December 31, 2023 is calculated by adding base rent and parking income.
(g)The Company has an additional 13,775 square feet of potential retail space within land developments that is not represented in this table.
(h)Property is approved for office zoning consisting of 5.19 acres.

OCCUPANCY
The following table sets forth the year-end occupancy of the Company’s Consolidated Multifamily Portfolio for the last five years:

December 31,	Percent Occupied (%)

2023	94.8

2022	94.4

2021	96.4

2020	85.4

2019	92.1

MARKET DIVERSIFICATION
The following table lists the Company’s markets, based on annualized contractual base rent of the Company's Consolidated Multifamily Portfolio:

Market	Annualized Base Rental Revenue ($ in thousands) (a) (b)	Percentage Of Annualized Base Rental Revenue (%)
New Jersey Waterfront	174,822	72.2
Massachusetts	37,768	15.6
Other	29,500	12.2
Totals	242,090	100.0
(a)Annualized base rental revenue is based on actual December 2023 billings times 12. For leases whose rent commences after January 1, 2024, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
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

On August 8, 2023, the General Partner filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the General Partner was in compliance with all of the listing standards of the NYSE.
GRAPH
The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”). The graph assumes that the value of the investment in the General Partner's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2018 and that all dividends were reinvested. The price of the General Partner's Common Stock on December 31, 2018 (on which the graph is based) was $19.59. The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

300
200
100
0
2018
2019
2020
2021
2022
2023
S&P 500
NAREIT
Veris

DIVIDENDS AND DISTRIBUTIONS
As a result of the Company substantially completing its transformation to a pure-play multifamily REIT, as well as the Company’s current estimates of taxable income, the Board of Directors of the General Partner (the "Board of Directors") reinstated a quarterly dividend beginning with the third quarter of 2023.
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
On December 18, 2023, the Company declared a $0.0525 distribution per common share to be payable on January 10, 2024 to shareholders of record as of the close of business on December 29, 2023. At December 31, 2023, the balance of the distributions payable was $5.5 million. The $0.0525 distribution per common share will be reported to shareholders for the year ending December 31, 2024.

On July 24, 2023, the Company declared a $0.05 distribution per common share with a payment date of October 10, 2023, to shareholders of record as of the close of business on September 30, 2023. The Company has determined that the total distribution of $0.05 per common share paid during the year ended December 31, 2023 represented 100% return of capital distributions.

HOLDERS
On February 15, 2024, the General Partner had 218 common shareholders of record (this does not include beneficial owners for whom Cede & Co. or others act as nominee) and the Operating Partnership had 69 owners of limited partnership units and one owner of General Partnership Units.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2: Significant Accounting Policies – to the Consolidated Financial Statements. Certain of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Impairment
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s rental properties held for use may be impaired. A property’s value is considered impaired when the expected undiscounted cash flows for a property are less than its carrying value. If there are different potential outcomes for a property, the Company will take a probability weighted approach to estimating future cash flows. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the estimated fair value of the property. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates. In addition, such cash flow models consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.

The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable that the disposition will occur within one year and there are no significant contingencies relating to a sale. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value. If the fair value of the assets, less estimated cost to sell, is less than the carrying value of the assets, an adjustment to the carrying value would be recognized and recorded within the Unrealized gains (losses) on disposition of rental property to reflect the estimated fair value of the assets. The Company will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

In addition, on a periodic basis, management assesses whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the estimated fair value of the investment. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.

Results From Operations
The following comparisons for the year ended December 31, 2023 (“2023”), as compared to the year ended December 31, 2022 (“2022”), and for 2022 as compared to the year ended December 31, 2021 (“2021”) make reference to the following:
(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2021, (for the 2023 versus 2022 comparisons), and which represent all in-service properties owned by the Company at December 31, 2020 (for the 2022 versus 2021 comparisons), excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2021 through December 31, 2023;
(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2022 through December 31, 2023 (for the 2023 versus 2022 comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2021 through December 31, 2022 (for the 2022 versus 2021 comparisons); and
(iii)“Properties Sold” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2021 through December 31, 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Years Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2023	2022
Revenue from rental operations and other:
Revenue from leases	$252,144	$206,052	$46,092	22.4%
Parking income	18,036	15,819	2,217	14.0
Other income	5,811	7,996	(2,185)	(27.3)
Total revenues from rental operations	275,991	229,867	46,124	20.1

Property expenses:
Real estate taxes	$40,810	39,112	1,698	4.3
Utilities	9,922	8,921	1,001	11.2
Operating services	57,925	52,797	5,128	9.7
Total property expenses	108,657	100,830	7,827	7.8

Non-property revenues:
Real estate services	3,868	3,581	287	8.0
Total non-property revenues	3,868	3,581	287	8.0

Non-property expenses:
Real estate services expenses	14,188	10,549	3,639	34.5
General and administrative	44,472	56,014	(11,542)	(20.6)
Transaction-related costs	7,627	3,468	4,159	119.9
Depreciation and amortization	93,589	85,434	8,155	9.5
Property impairments	32,516	—	32,516	100.0
Land and other impairments, net	9,324	9,368	(44)	(0.5)
Total non-property expenses	201,716	164,833	36,883	22.4
Operating loss	(30,514)	(32,215)	1,701	(5.3)
Other (expense) income:
Interest expense	(89,355)	(66,381)	(22,974)	34.6
Interest cost of mandatorily redeemable noncontrolling interests	(49,782)	—	(49,782)	100.0
Interest and other investment income (loss)	5,515	729	4,786	656.5
Equity in earnings (loss) of unconsolidated joint ventures	3,102	1,200	1,902	158.5
Gain on disposition of developable land	7,068	57,262	(50,194)	(87.7)
Loss from extinguishment of debt, net	(5,606)	(129)	(5,477)	4,245.7
Other income, net	2,871	—	2,871	100.0
Total other (expense) income	(126,187)	(7,319)	(118,868)	1624.1
Loss from continuing operations before income tax expenses	(156,701)	(39,534)	(117,167)	296.4
Provision for income taxes	(492)	—	(492)	100.0
Loss from continuing operations after income tax	(157,193)	(39,534)	(117,659)	297.6
Discontinued operations:
Income (Loss) from discontinued operations	3,150	(64,704)	67,854	(104.9)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	41,682	69,353	(27,671)	(39.9)
Total discontinued operations	44,832	4,649	40,183	864.3
Net loss	$(112,361)	$(34,885)	$(77,476)	222.1%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2023 as compared to 2022 divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2022 and 2023 (excluding properties classified as discontinued operations):

	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2022 and 2023
(dollars in thousands)	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$46,092	22.4%	$18,523	9.8%	$27,569	164.7%	$—	—%
Parking income	2,217	14.0	1,404	9.1	813	211.7	—	—
Other income	(2,185)	(27.3)	(2,320)	(30.0)	135	50.9	—	—
Total	$46,124	20.1%	$17,607	8.3%	$28,517	164.0%	$—	—%

Property expenses:
Real estate taxes	$1,698	4.3%	$(1,050)	(2.8)%	$2,748	181.7%	$—	—%
Utilities	1,001	11.2	383	4.7	618	84.5	—	—
Operating services	5,128	9.7	82	0.2	5,046	127.2	—	—
Total	$7,827	7.8%	$(585)	(0.6)%	$8,412	135.5%	$—	—%

OTHER DATA:
Number of Consolidated Properties	21		19		2		—
Commercial Square feet (in thousands)	1,034		1,034		—		—
Multifamily portfolio (number of units)	5,535		4,545		990		—
Revenue from leases. Revenue from leases for the Same-Store Properties increased $18.5 million, or 9.8 percent, for 2023 as compared to 2022, due primarily to an increase in market rental rates and a reduction in concessions at the multifamily rental properties. Revenue from leases at the Acquired and Developed Properties increased $27.6 million, or 164.7 percent, in 2023 as compared to 2022, due to an increase in market rental rates and the commencement of operations at a multifamily property as well as the acquisition of one multifamily property during mid-2022.
Parking income. Parking income for the Same-Store Properties increased $1.4 million, or 9.1 percent for 2023 as compared to 2022 due primarily to an increase in usage at the parking garages.
Other income. Other income for the Same-Store Properties decreased $2.3 million, or 30.0 percent for 2023 as compared to 2022 due primarily to the return of escrow on a previous transaction and post sales items received in 2022.
Real estate taxes. Real estate taxes on the Same-Store Properties decreased $1.1 million, or 2.8 percent, for 2023 as compared to 2022 due primarily to prior period tax appeal refunds received in 2023 on several properties offset by increased tax rates primarily related to properties located in Jersey City, New Jersey. Real estate taxes at the Acquired and Developed Properties increased $2.7 million, or 181.7 percent, in 2023 as compared to 2022, due to the commencement of operations at a multifamily property as well as the acquisition of one multifamily property during mid-2022.
Utilities. Utilities for the Same-Store Properties remained relatively unchanged.
Operating services. Operating services for the Same-Store properties remained relatively unchanged. Operating services expenses at the Acquired and Developed Properties increased $5.0 million, or 127.2 percent, in 2023 as compared to 2022, due to the commencement of operations at a multifamily property as well as the acquisition of one multifamily property during mid-2022.

Real estate services revenue. Real estate services revenue, which is primarily related to management fees and reimbursement of property personnel costs from the Company's third party/ joint ventures management businesses, remained relatively unchanged.
Real estate services expenses. Real Estate services expenses include off-site expenses associated with the self-management of the Company's properties as well as operating and personnel expenses for the Company's third-party/joint venture management businesses. Real estate services expenses increased $3.6 million, or 34.5 percent, for 2023 as compared to 2022, due primarily to increased personnel expenses and management activity in multifamily services.
General and administrative. General and administrative expenses decreased $11.5 million, or 20.6 percent, for 2023 compared to 2022 due to decrease in severance and related costs and cost reductions in 2023, offset by higher stock compensation expense in 2023 as a result of the $2.9 million adjustment in the third quarter of 2023.
Transaction related costs. The Company incurred costs of $7.6 million in 2023 primarily associated with the purchase of Rockpoint's interests (See Note 14: Redeemable Noncontrolling Interests - Rockpoint Transactions – to the Financial Statements), and $3.5 million in 2022 in connection with transactions that were not consummated.
Depreciation and amortization. Depreciation and amortization increased $8.2 million, or 9.5 percent, for 2023 as compared to 2022, primarily due to additional depreciation and amortization in the Acquired and Developed Properties.
Property impairments. In 2023, the Company recorded impairment charges of $32.5 million on one held and used office property in Jersey City, New Jersey. No such impairments were recorded in 2022.
Land and other impairments. In 2023 and 2022, the Company recorded net $9.3 million and $9.4 million of impairment charges on developable land parcels, respectively.
Interest expense. Interest expense increased $23.0 million, or 34.6 percent, for 2023 as compared to 2022. The increase is primarily related to increases in LIBOR and SOFR rates as well as a reduction in capitalized interest in 2023 compared to 2022 due to one multifamily property being placed in service during 2022.
Interest cost of mandatorily redeemable noncontrolling interests. During 2023, the Company recognized $49.8 million in interest cost of mandatorily redeemable noncontrolling interests related to the Company's redemption of Rockpoint's interests.
Interest and other investment income. Interest and other investment income increased $4.8 million, or 656.5 percent, for 2023 compared to 2022. The increase is primarily related to interest income for sales proceeds deposits.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.9 million or 158.5 percent, for 2023 as compared to 2022, due primarily to higher revenues resulting from lower concessions and higher market rents at various multifamily unconsolidated joint ventures in 2023 as compared to 2022.
Gain on disposition of developable land. In 2023, the Company recognized a gain of $7.1 million on the sale of a developable land parcel in Parsippany-Troy Hills, New Jersey, as well as reversals of estimated accrued expenses from previously sold developable land holdings. In 2022, the Company recorded a gain of $57.3 million on the sale of land holdings in West Windsor, Weehawken, and Jersey City, New Jersey. See Note 3: Investment in Rental Property – Dispositions of Rental Properties and Developable Land – to the Financial Statements.
Loss from extinguishment of debt, net. In 2023, the Company recognized a loss of $5.6 million on extinguishment of debt due to the write-off of unamortized deferred financing costs related to the termination of the 2021 Credit Facility, repayment of 2023 Term Loan, and refinancing of the construction loan for one multifamily property located in Jersey City, New Jersey.
Other income, net. In 2023, the Company received insurance proceeds of $2.9 million.
Discontinued operations. The Company recognized income from discontinued operations of $44.8 million for 2023 as compared to $4.6 million for 2022. See Note 7: Discontinued Operations to the Financial Statements for additional details.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Years Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2022	2021
Revenue from rental operations and other:
Revenue from leases	$206,052	$162,082	$43,970	27.1%
Parking income	15,819	12,274	3,545	28.9
Other income	7,996	10,693	(2,697)	(25.2)
Total revenues from rental operations	229,867	185,049	44,818	24.2

Property expenses:
Real estate taxes	39,112	28,818	10,294	35.7
Utilities	8,921	8,307	614	7.4
Operating services	52,797	45,460	7,337	16.1
Total property expenses	100,830	82,585	18,245	22.1

Non-property revenues:
Real estate services	3,581	9,596	(6,015)	(62.7)
Total non-property revenues	3,581	9,596	(6,015)	(62.7)

Non-property expenses:
Real estate services expenses	10,549	12,858	(2,309)	(18.0)
General and administrative	56,014	56,977	(963)	(1.7)
Transaction-related costs	3,468	12,208	(8,740)	(71.6)
Depreciation and amortization	85,434	68,506	16,928	24.7
Land and other impairments, net	9,368	23,719	(14,351)	(60.5)
Total non-property expenses	164,833	174,268	(9,435)	(5.4)
Operating income (loss)	(32,215)	(62,208)	29,993	(48.2)
Other (expense) income:
Interest expense	(66,381)	(47,505)	(18,876)	39.7
Interest and other investment income (loss)	729	524	205	39.1
Equity in earnings (loss) of unconsolidated joint ventures	1,200	(4,250)	5,450	(128.2)
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	3,023	(3,023)	(100.0)
Gain on disposition of developable land	57,262	2,115	55,147	2607.4
Loss on sale from unconsolidated joint ventures	—	(1,886)	1,886	(100.0)
Loss from extinguishment of debt, net	(129)	(47,078)	46,949	(99.7)
Total other (expense) income	(7,319)	(95,057)	87,738	(92.3)
Loss from continuing operations	(39,534)	(157,265)	117,731	(74.9)
Discontinued operations:
(Loss) income from discontinued operations	(64,704)	22,174	(86,878)	(391.8)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	69,353	25,552	43,801	171.4
Total discontinued operations	4,649	47,726	(43,077)	(90.3)
Net loss	$(34,885)	$(109,539)	$74,654	(68.2)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses, in 2022 as compared to 2021 divided into Same-Store Properties, Acquired and Developed Properties and Properties Sold in 2021 and 2022:

	Total Company		Same-Store Properties		Acquired and Developed Properties		Properties Sold in 2021 and 2022
(dollars in thousands)	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$43,970	27.1%	$17,324	11.2%	$28,717	100.0%	$(2,071)	(100.0)%
Parking income	3,545	28.9	2,655	22.7	1,103	100.0	(213)	(100.0)
Other income	(2,697)	(25.2)	(3,191)	(30.5)	472	100.0	22	(100.0)
Total	$44,818	24.2%	$16,788	9.5%	$30,292	100.0%	$(2,262)	(100.0)%

Property expenses:
Real estate taxes	$10,294	35.7%	$7,450	27.2%	$3,275	100.0%	$(431)	(100.0)%
Utilities	614	7.4	(332)	(4.2)	1,004	100.0	(58)	(100.0)
Operating services	7,337	16.1	1,235	2.9	6,784	100.0	(682)	(100.0)
Total	$18,245	22.1%	$8,353	10.7%	$11,063	100.0%	$(1,171)	(100.0)%

OTHER DATA:
Number of Consolidated Properties	27		23		4		2
Commercial Square feet (in thousands)	3,104		3,104		—		—
Multifamily portfolio (number of units)	5,535		4,039		1,496		—

Revenue from leases. Revenue from leases for the Same-Store Properties increased $17.3 million, or 11.2 percent, for 2022 as compared to 2021, due primarily to an increase in occupancy and market rents of the multifamily rental properties. Revenue from leases at the Acquired and Developed Properties increased $28.7 million in 2022 as compared to 2021, due to the commencement of operations at three multifamily properties during the periods as well as the acquisition of one multifamily property in mid-2022.

Parking income. Parking income for the Same-Store Properties increased $2.7 million, or 22.7 percent for 2022 as compared to 2021 due primarily to an increase in usage at the parking garages.

Other income. Other income for the Same-Store Properties decreased 3.2 million, or 30.5 percent for 2022 as compared to 2021 due primarily to the recognition in 2021 of forfeited deposits received from potential buyers in disposition deals that were not completed, as well as post property sales items received in 2021.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $7.5 million, or 27.2 percent, for 2022 as compared to 2021 due primarily to increased tax rates on properties located in Jersey City, New Jersey as well as the expiration in early 2022 of the PILOT agreements on two multifamily properties.
Utilities. Utilities for the Same-Store Properties remained relatively unchanged for 2022 compared to 2021.

Operating services. Operating services for the Same-Store properties increased $1.2 million, or 2.9 percent, for 2022 as compared to 2021, due primarily to an increase in insurance expenses in 2022.

Real estate services revenue. Real estate services revenue, which is primarily related to management fees and reimbursement of property personnel costs from the Company's third party/ joint ventures management businesses, decreased $6.0 million, or 62.7%, for 2022 as compared to 2021, due primarily to a reduction in third party development and management activity in 2022.

Real estate services expenses. Real Estate services expenses include off-site expenses associated with the self-management of the Company's properties as well as operating and personnel expenses for the Company's third party/joint venture management businesses. Real estate services expenses decreased $2.3 million, or 18.0 percent, for 2022 as compared to 2021, due primarily to lower salaries and related expenses from a reduction in third-party services activities in 2022 as compared to 2021.

General and administrative. General and administrative expenses remained relatively unchanged for 2022 compared to 2021 due to increases in severance and related costs in 2022 as compared to 2021, partially offset by cost saving reductions in 2022.

Transaction related costs. The Company incurred costs of $3.5 million in 2022 and $12.2 million in 2021 in connection with transactions that were not consummated.

Depreciation and amortization. Depreciation and amortization increased $16.9 million, or 24.7 percent for 2022 compared to 2021, primarily due to additional depreciation and amortization in the Acquired and Developed Properties.

Land and other impairments. In 2022, the Company recorded net $9.4 million of impairments on developable land parcels. In 2021, the Company recorded $20.8 million of impairments on developable land parcels and $2.9 million of goodwill impairment.

Interest expense. Interest expense increased $18.9 million, or 39.7 percent, for 2022 as compared to 2021. This increase was primarily the result of the cessation of the capitalization of mortgage interest related to a multifamily property which was placed in service in 2022 and higher interest rates on our floating rate indebtedness.

Interest and other investment income. Interest and other investment income remained relatively unchanged for 2022 as compared to 2021.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $5.5 million, or 128.2 percent, for 2022 as compared to 2021, due primarily to higher revenues resulting from lower concessions and higher market rents at various unconsolidated multifamily joint ventures in 2022 as compared to 2021.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had no realized gains (unrealized losses) on disposition of rental property in 2022 and 3.0 million in 2021. See Note 3: Investment in Rental Property – Dispositions of Rental Properties and Developable Land – to the Financial Statements.

Gain on disposition of developable land. In 2022, the Company recognized a gain of $57.3 million on the sale of multiple developable land parcels. In 2021, the Company recorded a gain of $2.1 million on the sale of land holdings in Newark and Hamilton, New Jersey. See Note 3: Investment in Rental Property – Dispositions of Rental Properties and Developable Land – to the Financial Statements.

Gain on sale from unconsolidated joint ventures. In 2021, the Company recorded a $1.9 million loss for its share on the sale of the joint venture - owned property in Arlington, Virginia and land in Hillsborough, New Jersey. See Note 3: Investment in Rental Property - Dispositions of Unconsolidated Joint Venture – to the Financial Statements.

Loss from extinguishment of debt, net. In 2021, the Company recognized losses from early extinguishment of debt of $47.1 million which consists of $24.2 million in connection with the redemption of the Company’s Senior Unsecured Notes and $22.6 million in connection with the sale of Short Hills office portfolio and related defeasance of the mortgage loan.

Discontinued operations. The Company recognized income of $4.6 million in 2022 and $47.7 million in 2021. See Note 7: Discontinued Operations to the Financial Statements for additional details.
Liquidity and Capital Resources
Overview
Liquidity is a measurement of the Company's ability to meet cash requirements, including ongoing commitments to repay borrowings, pay dividends, fund acquisitions of real estate assets and other general business needs. In addition to cash on hand, the primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) borrowings under the revolving credit facility and term loan; (ii) proceeds from sales of real estate; and (iv) cash flow from operations. The Company believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
The Company's cash flow from operations primarily consists of rental revenue which is the principal source of funds that is used to pay operating expenses, debt service, general and administrative expenses, operating capital expenditures, dividends, and transaction-related expenses. The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of rental properties and land, net cash provided by operating activities and draws from its revolving credit facility.
Cash Flows
Cash, cash equivalents and restricted cash increased by $6.9 million to $54.6 million at December 31, 2023, compared to $47.6 million at December 31, 2022. This increase is comprised of the following net cash flow items:
(1)$45.5 million provided by operating activities.
(2)$579.7 million provided by investing activities, consisting primarily of the following:
(a)$560.0 million received mainly from proceeds of rental properties included in discontinued operations; plus
(b)$23.0 million received from proceeds of the sales of rental property in continuing operations; plus
(c)$12.1 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; plus
(d)$3.8 million received from proceeds from insurance settlements; plus
(e)$1.3 million received from repayments of notes receivables; minus
(f)$12.5 million used for additions to rental property and improvements; minus
(g)$8.4 million used for the development of rental property, other related costs and deposits; minus
(h)$0.8 million used for investment in unconsolidated joint ventures.
(3)$618.3 million used in financing activities, consisting primarily of the following:
(a)$535.5 million used for the redemption of redeemable noncontrolling interests; plus
(b)$442.1 million used for repayments of mortgages, loans payable and other obligations; plus
(c)17.1 million used for distributions to redeemable noncontrolling interests; plus
(d)$16.2 million used for payments of financing costs; plus
(e)$5.1 million used for payment of common dividends and distributions; minus
(f)$399.6 million received from proceeds from mortgages and loans payable.
REIT Distribution Requirements
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
As a result of the Company substantially completing its transformation to a pure-play multifamily REIT, as well as the Company’s current estimates of taxable income, the Board of Directors of the General Partner (the "Board of Directors") reinstated a quarterly dividend beginning in the third quarter of 2023.

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

On December 18, 2023, the Company declared a $0.0525 distribution per common share to be payable on January 10, 2024 to shareholders of record as of the close of business on December 29, 2023. At December 31, 2023, the balance of the distributions payable was $5.5 million. The $0.0525 distribution per common share will be reported to shareholders for the year ending December 31, 2024.

On July 24, 2023, the Company declared a $0.05 distribution per common share with a payment date of October 10, 2023, to shareholders of record as of the close of business on September 30, 2023. The Company has determined that the total distribution of $0.05 per common share paid during the year ended December 31, 2023 represented 100% return of capital distributions.
The dividends and distributions payable at December 31, 2022 represent amounts payable on unvested LTIP units.
Debt Financing
Debt Strategy
The Company has historically utilized a combination of corporate and property level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property level indebtedness on or before the applicable maturity dates.
Debt Summary
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2023:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Secured (a)	$1,868,983	100.00%	4.34%	3.46
Variable Rate Secured Debt	—	—%	—%	—

Totals/Weighted Average:	$1,868,983	100.00%	4.34%	3.46
Unamortized deferred financing costs	(15,086)
Total Debt, Net	$1,853,897
(a)Includes debt with interest rate caps outstanding with a notional amount of $304.5 million.
Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2023 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments
2024	$6,076	$308,000	$314,076	3.43%
2025	9,487	—	9,487	3.67%
2026	9,651	536,487	546,138	4.44%
2027	8,158	305,320	313,478	3.66%
2028	5,331	343,061	348,392	6.01%
Thereafter	5,574	331,838	337,412	3.98%
Sub-total	44,277	1,824,706	1,868,983	4.34%
Unamortized deferred financing costs	(15,086)	—	(15,086)
Totals/Weighted Average	$29,191	$1,824,706	$1,853,897	4.34%

Unencumbered Properties
As of December 31, 2023, the Company had three unencumbered properties, with a carrying value of $115.9 million.
Equity Financing and Registration Statements
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $100 million of shares of common stock have been allocated for sale pursuant to the Company's ATM Program commenced in November 2023 and no securities have been sold as of February 15, 2024.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of February 15, 2024.
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
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of December 31, 2023, the outstanding balance of such debt totaled $17.2 million of which $1.5 million was guaranteed by the Company. In January 2024, the joint venture repaid the $17.2 million loan.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss available to common shareholders	$(107,265)	$(52,066)	$(119,042)
Add (deduct): Noncontrolling interests in Operating Partnership	(14,267)	(5,652)	(16,212)
Noncontrolling interests in discontinued operations	3,872	378	4,333
Real estate-related depreciation and amortization on continuing operations (a)	103,049	95,103	77,908
Real estate-related depreciation and amortization on discontinued operations	5,335	26,370	43,482
Property impairments on continuing operations	32,516	—	—
Property impairments on discontinued operations	—	94,811	13,467
Impairment of unconsolidated joint venture investment (included in Equity in earnings)	—	—	(1)
Discontinued operations: Gain on sale from unconsolidated joint ventures	—	(7,677)	1,886
Continuing operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	—	(3,023)
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(2,411)	(61,676)	(25,552)
Funds from operations available to common stock and Operating Partnership unitholders (b) (c)	$20,829	$89,591	$(22,754)
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $10.3 million, $10.4 million and $10.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Excludes non-real estate-related depreciation and amortization of $1.0 million, $1.3 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)Net loss available to common shareholders in 2023, 2022 and 2021 included $9.3 million, $9.4 million and $23.7 million, respectively, of land impairment charges and $46.3 million, $94.8 million and $2.1 million, respectively, from a gain on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets.
(c)Includes $49.8 million of interest cost related to the mandatorily redeemable noncontrolling interests for the year ended December 31, 2023, respectively.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from its indebtedness primarily from changes in market interest rates. The Company monitors interest rate risk as an integral part of its overall risk management. The Company manages its exposure to interest rate risk by utilizing fixed rate indebtedness or by hedging the majority of its floating rate indebtedness with interest rate swaps or caps, as appropriate.
As of December 31, 2023, the Company's indebtedness with an aggregate principal balance of $1.9 billion had an estimated aggregate fair value of $1.8 billion.
Changes in interest rates, impact the fair value of the Company's fixed rate debt instruments, computed using current market yields. Approximately $1.6 billion of the Company’s long-term debt as of December 31, 2023 bears interest at fixed rates with a weighted average coupon of 4.29% and therefore the fair value of these instruments is affected by changes in market interest rates. If market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of December 31, 2023 would be approximately $47.9 million higher or lower, respectively.
The effective interest rates on the Company’s variable rate debt, which are hedged by interest-rate caps, as of December 31, 2023 ranged from SOFR plus 141.0 basis points to SOFR plus 275.0 basis points. Assuming interest-rate caps are not in effect as of December 31, 2023, if market rates of interest on the Company’s variable rate debt increased or decreased by

100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $3.0 million annually.
The following table summarizes the principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates.

December 31, 2023
Debt, including current portion ($ in thousands)	2024	2025	2026	2027	2028	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate & Hedged Debt	$314,076	$9,487	$546,138	$313,478	$348,392	$337,412	$1,868,983	$(15,086)	$1,853,897	$1,791,121
Average Interest Rate	3.43%	3.67%	4.44%	3.66%	6.01%	3.98%			4.34%
(a)    Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net, as of December 31, 2023.

While the Company has not experienced any significant credit losses, in a significant rising interest rate environment and/or economic downturn, tenant vacancies or defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity, including its ability to pay its debt obligations.
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
The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2023 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the General Partner’s internal control over financial reporting was effective as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
The General Partner’s management has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023 based on the criteria established in a report entitled Internal Control—

Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
(a) Not Applicable.

(b) Not Applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2024, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2024, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2024, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2024, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 12, 2024, and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1.All Financial Statements
Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
(a) 2.Financial Statement Schedules
(i)Veris Residential, Inc. and Veris Residential, L.P.:
Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2023 with reconciliations for the years ended December 31, 2023, 2022 and 2021.
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
Not Applicable

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Veris Residential, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veris Residential, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Indicators of Impairment for Rental Property Held for Use, Net

As described in Note 2 to the consolidated financial statements, the Company’s rental property held for use, net was $2.9 billion as of December 31, 2023. On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s rental properties held for use may be impaired.

The principal considerations for our determination that performing procedures relating to the assessment of indicators of impairment for rental property held for use, net is a critical audit matter are (i) the significant judgment by management in assessing whether there are any indicators that the value of the Company’s rental properties held for use may be impaired and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of indicators of impairment related to property operating performance, changes in anticipated holding period, and general market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of indicators of impairment for rental properties held for use. These procedures also included, among others (i) testing management’s process for assessing whether there are any indicators that the value of the Company’s rental properties held for use may be impaired; (ii) testing the completeness and accuracy of the underlying data used in management’s assessment of indicators of impairment; and (iii) evaluating the reasonableness of management’s assessment of indicators of impairment related to property operating performance, changes in anticipated holding period, and general market conditions. Evaluating property operating performance involved considering current and past performance of the properties. Evaluating the anticipated holding period involved considering management’s intent with respect to holding or disposing of the properties. Evaluating the general market conditions involved considering changes in market conditions and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2024

We have served as the Company’s auditor since 1994.

.

Report of Independent Registered Public Accounting Firm

To the Partners of Veris Residential, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veris Residential, L.P. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Indicators of Impairment for Rental Property Held for Use, Net

As described in Note 2 to the consolidated financial statements, the Company’s rental property held for use, net was $2.9 billion as of December 31, 2023. On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s rental properties held for use may be impaired.

The principal considerations for our determination that performing procedures relating to the assessment of indicators of impairment for rental property held for use, net is a critical audit matter are (i) the significant judgment by management in assessing whether there are any indicators that the value of the Company’s rental properties held for use may be impaired and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of indicators of impairment related to property operating performance, changes in anticipated holding period, and general market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of indicators of impairment for rental properties held for use. These procedures also included, among others (i) testing management’s process for assessing whether there are any indicators that the value of the Company’s rental properties held for use may be impaired; (ii) testing the completeness and accuracy of the underlying data used in management’s assessment of indicators of impairment; and (iii) evaluating the reasonableness of management’s assessment of indicators of impairment related to property operating performance, changes in anticipated holding period, and general market conditions. Evaluating property operating performance involved considering current and past performance of the properties. Evaluating the anticipated holding period involved considering management’s intent with respect to holding or disposing of the properties. Evaluating the general market conditions involved considering changes in market conditions and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2024

We have served as the Company’s auditor since 1998.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

ASSETS	December 31, 2023	December 31, 2022
Rental property
Land and leasehold interests	$474,499	$492,204
Buildings and improvements	2,782,468	3,332,315
Tenant improvements	30,908	122,509
Furniture, fixtures and equipment	103,613	99,094
	3,391,488	4,046,122
Less – accumulated depreciation and amortization	(443,781)	(631,910)
	2,947,707	3,414,212
Real estate held for sale, net	58,608	193,933
Net investment in rental property	3,006,315	3,608,145
Cash and cash equivalents	28,007	26,782
Restricted cash	26,572	20,867
Investments in unconsolidated joint ventures	117,954	126,158
Unbilled rents receivable, net	5,500	39,734
Deferred charges and other assets, net	53,956	96,162
Accounts receivable	2,742	2,920

Total assets	$3,241,046	$3,920,768

LIABILITIES AND EQUITY
Mortgages, loans payable and other obligations, net	$1,853,897	$1,903,977
Dividends and distributions payable	5,540	110
Accounts payable, accrued expenses and other liabilities	55,492	72,041
Rents received in advance and security deposits	14,985	22,941
Accrued interest payable	6,580	7,131
Total liabilities	1,936,494	2,006,200
Commitments and contingencies
Redeemable noncontrolling interests	24,999	515,231
Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
92,229,424 and 91,141,649 shares outstanding	922	911
Additional paid-in capital	2,553,060	2,532,182
Dividends in excess of net earnings	(1,418,312)	(1,301,385)
Accumulated other comprehensive income	1,808	3,977
Total Veris Residential, Inc. stockholders’ equity	1,137,478	1,235,685
Noncontrolling interests in subsidiaries:
Operating Partnership	107,206	126,109
Consolidated joint ventures	34,869	37,543
Total noncontrolling interests in subsidiaries	142,075	163,652
Total equity	1,279,553	1,399,337

Total liabilities and equity	$3,241,046	$3,920,768
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2023	2022	2021
Revenue from leases	$252,144	$206,052	$162,082
Real estate services	3,868	3,581	9,596
Parking income	18,036	15,819	12,274
Other income	5,811	7,996	10,693
Total revenues	279,859	233,448	194,645

EXPENSES
Real estate taxes	40,810	39,112	28,818
Utilities	9,922	8,921	8,307
Operating services	57,925	52,797	45,460
Real estate services expenses	14,188	10,549	12,858
General and administrative	44,472	56,014	56,977
Transaction-related costs	7,627	3,468	12,208
Depreciation and amortization	93,589	85,434	68,506
Property impairments	32,516	—	—
Land and other impairments, net	9,324	9,368	23,719
Total expenses	310,373	265,663	256,853

OTHER (EXPENSE) INCOME
Interest expense	(89,355)	(66,381)	(47,505)
Interest cost of mandatorily redeemable noncontrolling interests	(49,782)	—	—
Interest and other investment income (loss)	5,515	729	524
Equity in earnings (loss) of unconsolidated joint ventures	3,102	1,200	(4,250)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	—	—	3,023
Gain on disposition of developable land	7,068	57,262	2,115
Loss on sale of unconsolidated joint venture interests	—	—	(1,886)
Loss from extinguishment of debt, net	(5,606)	(129)	(47,078)
Other income, net	2,871	—	—
Total other income (expense), net	(126,187)	(7,319)	(95,057)

Loss from continuing operations before income tax expense	(156,701)	(39,534)	(157,265)
Provision for income taxes	(492)	—	—
Loss from continuing operations after income tax expense	(157,193)	(39,534)	(157,265)

Discontinued operations:
Income (Loss) from discontinued operations	3,150	(64,704)	22,174
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	41,682	69,353	25,552
Total discontinued operations, net	44,832	4,649	47,726

Net loss	(112,361)	(34,885)	(109,539)
Noncontrolling interests in consolidated joint ventures	2,319	3,079	4,595
Noncontrolling interests in Operating Partnership of income from continuing operations	14,267	5,652	16,212
Noncontrolling interests in Operating Partnership in discontinued operations	(3,872)	(378)	(4,333)
Redeemable noncontrolling interests	(7,618)	(25,534)	(25,977)
Net loss available to common shareholders	$(107,265)	$(52,066)	$(119,042)

Basic earnings per common share:
Loss from continuing operations	$(1.66)	$(0.68)	$(1.87)
Discontinued operations	0.44	0.05	0.48
Net loss available to common shareholders	$(1.22)	$(0.63)	$(1.39)
Diluted earnings per common share:
Loss from continuing operations	$(1.66)	$(0.68)	$(1.87)
Discontinued operations	0.44	0.05	0.48
Net loss available to common shareholders	$(1.22)	$(0.63)	$(1.39)
Basic weighted average shares outstanding	91,883	91,046	90,839

Diluted weighted average shares outstanding	100,812	100,265	99,893
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Year Ended December 31,
	2023	2022	2021

Net loss	$(112,361)	$(34,885)	$(109,539)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate caps	(2,375)	4,366	10
Comprehensive loss	$(114,736)	$(30,519)	$(109,529)
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	2,319	3,079	4,595
Comprehensive income attributable to redeemable noncontrolling interests	(7,618)	(25,534)	(25,977)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	10,601	4,876	11,878
Comprehensive loss attributable to common shareholders	$(109,434)	$(48,098)	$(119,033)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares	Par Value
Balance at January 1, 2021	90,712	$907	$2,528,187	$(1,130,277)	$—	$193,563	$1,592,380
Net (loss) income	—	—	—	(119,042)	—	9,503	(109,539)
Common unit distributions	—	—	—	—	—	645	645
Redeemable noncontrolling interests	—	—	(7,290)	—	—	(26,703)	(33,993)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	206	206
Redemption of common units for common stock	175	2	2,714	—	—	(2,716)	—
Redemption of common units	—	—	—	—	—	(11,357)	(11,357)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	—	28	—	—	—	28
Directors' deferred compensation plan	—	—	314	—	—	—	314
Stock compensation	58	—	5,139	—	—	5,708	10,847
Cancellation of restricted shares	—	—	(123)	—	—	—	(123)
Other comprehensive income	—	—	—	—	9	1	10
Rebalancing of ownership percentage between parent and subsidiaries	—	—	1,414	—	—	(1,414)	—
Balance at December 31, 2021	90,948	$909	$2,530,383	$(1,249,319)	$9	$167,436	$1,449,418
Net (loss) income	—	—	—	(52,066)	—	17,181	(34,885)
Common unit distributions	—	—	—	—	—	218	218
Redeemable noncontrolling interests	—	—	(5,475)	—	—	(26,082)	(31,557)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	239	239
Redemption of common units for common stock	12	—	161	—	—	(161)	—
Redemption of common units	—	—	—	—	—	(1,826)	(1,826)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	23	—	—	—	23
Directors' deferred compensation plan	—	—	440	—	—	—	440
Stock compensation	231	2	9,926	—	—	3,839	13,767
Cancellation of restricted shares	(51)	—	(866)	—	—	—	(866)
Other comprehensive income	—	—	—	—	3,968	398	4,366
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,410)	—	—	2,410	—
Balance at December 31, 2022	91,142	$911	$2,532,182	$(1,301,385)	$3,977	$163,652	$1,399,337
Net loss	—	—	—	(107,265)	—	(5,096)	(112,361)
Shares issued under ATM Program, net	—	—	(540)	—	—	—	(540)
Common stock dividends	—	—	—	(9,662)	—	—	(9,662)
Common unit distributions	—	—	—	—	—	(891)	(891)
Redeemable noncontrolling interests	—	—	(4,516)	—	—	(8,079)	(12,595)
Change in noncontrolling interests in consolidated joint ventures	—	—	(530)	—	—	(355)	(885)
Redemption of common units for common stock	821	8	11,363	—	—	(11,371)	—
Redemption of common units	—	—	—	—	—	(142)	(142)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	21	—	394	—	—	—	394
Stock compensation	284	3	19,386	—	—	487	19,876
Cancellation of restricted shares	(39)	—	(607)	—	—	—	(607)
Other comprehensive loss	—	—	—	—	(2,169)	(206)	(2,375)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(4,076)	—		4,076	—
Balance at December 31, 2023	92,229	$922	$2,553,060	$(1,418,312)	$1,808	$142,075	$1,279,553
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022	2021
Net loss	$(112,361)	$(34,885)	$(109,539)
Net income from discontinued operations	(44,832)	(4,649)	(47,726)
Net loss from continuing operations	(157,193)	(39,534)	(157,265)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	93,542	85,425	68,525
Amortization of directors deferred compensation stock units	394	440	314
Amortization of stock compensation	19,876	13,767	10,847
Amortization of deferred financing costs	4,416	4,394	3,652
Amortization of debt discount and mark-to-market	—	—	232
Equity in (earnings) loss of unconsolidated joint ventures	(3,102)	(1,200)	4,250
Distributions of cumulative earnings from unconsolidated joint ventures	—	13	759
Write-off transaction-related costs	—	—	7,922
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	—	(3,023)
Gain on disposition of developable land	(7,068)	(57,262)	(2,115)
Property impairments	32,516	—	—
Land and other impairments, net	9,324	9,368	23,719
Loss from sale of investment in unconsolidated joint venture	—	—	1,886
Loss from extinguishment of debt	5,606	129	47,078
Gain on insurance proceeds	(2,871)	—	—
Interest cost of mandatorily redeemable noncontrolling interests	49,782	—	—
Changes in operating assets and liabilities:
Decrease (Increase) in unbilled rents receivable, net	2,826	3,567	(1,928)
Decrease (Increase) in deferred charges and other assets	2,081	(5,050)	(1,401)
Decrease (Increase) in accounts receivable, net	215	(609)	157
(Decrease) Increase in accounts payable, accrued expenses and other liabilities	(4,263)	1,496	(8,086)
Increase in rents received in advance and security deposits	202	3,040	1,050
Increase in accrued interest payable	42	2,152	280
Net cash flows provided by (used in) operating activities - continuing operations	46,325	20,136	(3,147)
Net cash flows (used in) provided by operating activities - discontinued operations	(785)	46,318	59,262
Net cash provided by operating activities	$45,540	$66,454	$56,115

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$—	$(130,500)	$—
Rental property additions and improvements	(12,464)	(16,784)	(41,632)
Development of rental property, other related costs and deposits	(8,395)	(45,817)	(154,926)
Proceeds from the sales of rental property and developable land	23,035	153,015	52,391
Proceeds from the sale of investments in unconsolidated joint ventures	—	—	3,865
Repayment of notes receivable	1,303	2,926	7,257
Investment in unconsolidated joint ventures	(762)	(162)	(1,280)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	12,068	13,132	15,703
Proceeds from insurance settlements	3,812	—	—
Other investing activities	1,030	—	—
Net cash provided by (used in) investing activities - continuing operations	19,627	(24,190)	(118,622)
Net cash provided by investing activities - discontinued operations	560,023	244,278	564,851

Net cash provided by investing activities	$579,650	$220,088	$446,229

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$81,000	$102,000	$196,000
Repayment of revolving credit facility	(81,000)	(250,000)	(73,000)
Borrowings from term loans	115,000	—	150,000
Repayment of term loans	(115,000)	—	(150,000)
Repayment of senior unsecured notes	—	—	(573,727)
Proceeds from mortgages and loans payable	399,561	154,720	226,422
Repayment of mortgages, loans payable and other obligations	(442,066)	(245,522)	(192,995)
Redemption of redeemable noncontrolling interests, net	(535,488)	(12,000)	—
Payment of early debt extinguishment costs	(255)	(5,140)	(49,874)
Common unit redemptions	(142)	(2,692)	(898)
Payment of financing costs	(16,158)	(6,037)	(8,874)
Contributions from noncontrolling interests	84	24	207
Distributions to noncontrolling interests	(409)	—	—
Distributions to redeemable noncontrolling interests	(17,121)	(25,640)	(25,977)
Payment of common dividends and distributions	(5,123)	(61)	(475)
Share issuance proceeds (costs), net	(540)	—	—
Other financing activities	(603)	—	—
Net cash used in financing activities	$(618,260)	$(290,348)	$(503,191)

Net increase (decrease) in cash and cash equivalents	$6,930	$(3,806)	$(847)
Cash, cash equivalents and restricted cash, beginning of period (1)	47,649	51,455	52,302
Cash, cash equivalents and restricted cash, end of period (2)	$54,579	$47,649	$51,455
(1)Includes Restricted Cash of $20,867, $19,701 and $14,207 as of December 31, 2022, 2021 and 2020, respectively.
(2)Includes Restricted Cash of $26,572, $20,867 and $19,701 as of December 31, 2023, 2022 and 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

ASSETS	December 31, 2023	December 31, 2022
Rental property
Land and leasehold interests	$474,499	$492,204
Buildings and improvements	2,782,468	3,332,315
Tenant improvements	30,908	122,509
Furniture, fixtures and equipment	103,613	99,094
	3,391,488	4,046,122
Less – accumulated depreciation and amortization	(443,781)	(631,910)
	2,947,707	3,414,212
Real estate held for sale, net	58,608	193,933
Net investment in rental property	3,006,315	3,608,145
Cash and cash equivalents	28,007	26,782
Restricted cash	26,572	20,867
Investments in unconsolidated joint ventures	117,954	126,158
Unbilled rents receivable, net	5,500	39,734
Deferred charges and other assets, net	53,956	96,162
Accounts receivable	2,742	2,920

Total assets	$3,241,046	$3,920,768

LIABILITIES AND EQUITY
Mortgages, loans payable and other obligations, net	$1,853,897	$1,903,977
Dividends payable	5,540	110
Accounts payable, accrued expenses and other liabilities	55,492	72,041
Rents received in advance and security deposits	14,985	22,941
Accrued interest payable	6,580	7,131
Total liabilities	1,936,494	2,006,200
Commitments and contingencies
Redeemable noncontrolling interests	24,999	515,231
Partners’ Capital:
General Partner, 92,229,424 and 91,141,649 common units outstanding	1,071,973	1,163,935
Limited partners, 8,692,561 and 9,301,521 common units/LTIPs outstanding	170,903	193,882
Accumulated other comprehensive income	1,808	3,977
Total Veris Residential, L.P. partners’ capital	1,244,684	1,361,794

Noncontrolling interests in consolidated joint ventures	34,869	37,543

Total equity	1,279,553	1,399,337

Total liabilities and equity	$3,241,046	$3,920,768
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2023	2022	2021
Revenue from leases	$252,144	$206,052	$162,082
Real estate services	3,868	3,581	9,596
Parking income	18,036	15,819	12,274
Other income	5,811	7,996	10,693
Total revenues	279,859	233,448	194,645

EXPENSES
Real estate taxes	40,810	39,112	28,818
Utilities	9,922	8,921	8,307
Operating services	57,925	52,797	45,460
Real estate services expenses	14,188	10,549	12,858
General and administrative	44,472	56,014	56,977
Transaction-related costs	7,627	3,468	12,208
Depreciation and amortization	93,589	85,434	68,506
Property impairments	32,516	—	—
Land and other impairments, net	9,324	9,368	23,719
Total expenses	310,373	265,663	256,853

OTHER (EXPENSE) INCOME
Interest expense	(89,355)	(66,381)	(47,505)
Interest cost of mandatorily redeemable noncontrolling interests	(49,782)	—	—
Interest and other investment income (loss)	5,515	729	524
Equity in earnings (loss) of unconsolidated joint ventures	3,102	1,200	(4,250)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	—	—	3,023
Gain on disposition of developable land	7,068	57,262	2,115
Loss on sale of unconsolidated joint venture interests	—	—	(1,886)
Loss from extinguishment of debt, net	(5,606)	(129)	(47,078)
Other income, net	2,871	—	—
Total other income (expense), net	(126,187)	(7,319)	(95,057)

Loss from continuing operations before income tax expense	(156,701)	(39,534)	(157,265)
Provision for income taxes	(492)	—	—
Loss from continuing operations after income tax expense	(157,193)	(39,534)	(157,265)

Discontinued operations:
Income (Loss) from discontinued operations	3,150	(64,704)	22,174
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	41,682	69,353	25,552
Total discontinued operations, net	44,832	4,649	47,726

Net loss	(112,361)	(34,885)	(109,539)
Noncontrolling interests in consolidated joint ventures	2,319	3,079	4,595
Redeemable noncontrolling interests	(7,618)	(25,534)	(25,977)
Net loss available to common unitholders	$(117,660)	$(57,340)	$(130,921)

Basic earnings per common unit:
Loss from continuing operations	$(1.66)	$(0.68)	$(1.87)
Discontinued operations	0.44	0.05	0.48
Net loss available to common unitholders	$(1.22)	$(0.63)	$(1.39)
Diluted earnings per common unit:
Loss from continuing operations	$(1.66)	$(0.68)	$(1.87)
Discontinued operations	0.44	0.05	0.48
Net loss available to common unitholders	$(1.22)	$(0.63)	$(1.39)
Basic weighted average units outstanding	100,812	100,265	99,893

Diluted weighted average units outstanding	100,812	100,265	99,893
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Year Ended December 31,
	2023	2022	2021

Net loss	$(112,361)	$(34,885)	$(109,539)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate caps	(2,375)	4,366	10
Comprehensive loss	$(114,736)	$(30,519)	$(109,529)
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	2,319	3,079	4,595
Comprehensive income attributable to redeemable noncontrolling interests	(7,618)	(25,534)	(25,977)
Comprehensive loss attributable to common unitholders	$(120,035)	$(52,974)	$(130,911)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2021	90,712	9,649	$1,330,048	$217,560	$—	$44,772	$1,592,380
Net (loss) income	—	—	(119,042)	(11,879)	—	21,382	(109,539)
Units Distributions	—	—	—	645	—	—	645
Redeemable noncontrolling interests	—	—	(7,290)	(726)	—	(25,977)	(33,993)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	206	206
Redemption of limited partner common units for shares of general partner common units	175	(175)	2,716	(2,716)	—	—	—
Vested LTIP units	—	270	—	—	—	—	—
Redemption of limited partners common units	—	(731)	—	(11,357)	—	—	(11,357)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	—	28	—	—	—	28
Directors' deferred compensation plan	—	—	314	—	—	—	314
Other comprehensive income	—	—	—	1	9	—	10
Stock compensation	58	—	5,139	5,708	—	—	10,847
Cancellation of restricted shares	—	—	(123)	—	—	—	(123)
Balance at December 31, 2021	90,948	9,013	$1,211,790	$197,236	$9	$40,383	$1,449,418
Net (loss) income	—	—	(52,066)	(5,274)	—	22,455	(34,885)
Units Distributions	—	—	—	218	—	—	218
Redeemable noncontrolling interests	—	—	(5,475)	(548)	—	(25,534)	(31,557)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	239	239
Redemption of limited partner common units for shares of general partner common units	12	(12)	161	(161)	—	—	—
Vested LTIP units	—	410	—	—	—	—	—
Redemption of limited partners common units	—	(110)	—	(1,826)	—	—	(1,826)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	23	—	—	—	23
Directors' deferred compensation plan	—	—	440	—	—	—	440
Other comprehensive income	—	—	—	398	3,968	—	4,366
Stock compensation	231	—	9,928	3,839	—	—	13,767
Cancellation of restricted shares	(51)	—	(866)	—	—		(866)
Balance at December 31, 2022	91,142	9,301	$1,163,935	$193,882	$3,977	$37,543	$1,399,337
Net (loss) income	—	—	(107,265)	(10,395)	—	5,299	(112,361)
Shares issued under ATM Program, net	—	—	(540)	—	—	—	(540)
Units Distributions	—	—	(9,662)	(891)	—	—	(10,553)
Redeemable noncontrolling interests	—	—	(4,516)	(461)	—	(7,618)	(12,595)
Change in noncontrolling interests in consolidated joint ventures	—	—	(530)	—	—	(355)	(885)
Redemption of limited partner common units for shares of general partner common units	821	(821)	11,371	(11,371)	—	—	—
Vested LTIP units	—	221	—	—	—	—	—
Redemption of limited partners common units	—	(8)	—	(142)	—	—	(142)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	21	—	394	—	—	—	394
Other comprehensive loss	—	—	—	(206)	(2,169)	—	(2,375)
Stock compensation	284	—	19,389	487	—	—	19,876
Cancellation of restricted shares	(39)	—	(607)	—	—		(607)
Balance at December 31, 2023	92,229	8,693	$1,071,973	$170,903	$1,808	$34,869	$1,279,553
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022	2021
Net loss	$(112,361)	$(34,885)	$(109,539)
Net income from discontinued operations	(44,832)	(4,649)	(47,726)
Net loss from continuing operations	(157,193)	(39,534)	(157,265)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	93,542	85,425	68,525
Amortization of directors deferred compensation stock units	394	440	314
Amortization of stock compensation	19,876	13,767	10,847
Amortization of deferred financing costs	4,416	4,394	3,652
Amortization of debt discount and mark-to-market	—	—	232
Equity in (earnings) loss of unconsolidated joint ventures	(3,102)	(1,200)	4,250
Distributions of cumulative earnings from unconsolidated joint ventures	—	13	759
Write-off transaction-related costs	—	—	7,922
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	—	(3,023)
Gain on disposition of developable land	(7,068)	(57,262)	(2,115)
Property impairments	32,516	—	—
Land and other impairments, net	9,324	9,368	23,719
Loss from sale of investment in unconsolidated joint venture	—	—	1,886
Loss from extinguishment of debt	5,606	129	47,078
Gain on insurance proceeds	(2,871)	—	—
Interest cost of mandatorily redeemable noncontrolling interests	49,782	—	—
Changes in operating assets and liabilities:
Decrease (Increase) in unbilled rents receivable, net	2,826	3,567	(1,928)
Decrease (Increase) in deferred charges and other assets	2,081	(5,050)	(1,401)
Decrease (Increase) in accounts receivable, net	215	(609)	157
(Decrease) Increase in accounts payable, accrued expenses and other liabilities	(4,263)	1,496	(8,086)
Increase in rents received in advance and security deposits	202	3,040	1,050
Increase in accrued interest payable	42	2,152	280
Net cash flows provided by (used in) operating activities - continuing operations	46,325	20,136	(3,147)
Net cash flows (used in) provided by operating activities - discontinued operations	(785)	46,318	59,262
Net cash provided by operating activities	$45,540	$66,454	$56,115

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$—	$(130,500)	$—
Rental property additions and improvements	(12,464)	(16,784)	(41,632)
Development of rental property and other related costs	(8,395)	(45,817)	(154,926)
Proceeds from the sales of rental property and developable land	23,035	153,015	52,391
Proceeds from the sale of investments in unconsolidated joint ventures	—	—	3,865
Repayment of notes receivable	1,303	2,926	7,257
Investment in unconsolidated joint ventures	(762)	(162)	(1,280)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	12,068	13,132	15,703
Proceeds from insurance settlements	3,812	—	—
Other investing activities	1,030	—	—
Net cash provided by (used in) investing activities - continuing operations	19,627	(24,190)	(118,622)
Net cash provided by investing activities - discontinued operations	560,023	244,278	564,851

Net cash provided by investing activities	$579,650	$220,088	$446,229

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$81,000	$102,000	$196,000
Repayment of revolving credit facility	(81,000)	(250,000)	(73,000)
Borrowings from term loans	115,000	—	150,000
Repayment of term loans	(115,000)	—	(150,000)
Repayment of senior unsecured notes	—	—	(573,727)
Proceeds from mortgages and loans payable	399,561	154,720	226,422
Repayment of mortgages, loans payable and other obligations	(442,066)	(245,522)	(192,995)
Redemption of redeemable noncontrolling interests, net	(535,488)	(12,000)	—
Payment of early debt extinguishment costs	(255)	(5,140)	(49,874)
Common unit redemptions	(142)	(2,692)	(898)
Payment of financing costs	(16,158)	(6,037)	(8,874)
Contributions from noncontrolling interests	84	24	207
Distributions to noncontrolling interests	(409)	—	—
Distributions to redeemable noncontrolling interests	(17,121)	(25,640)	(25,977)
Payment of common dividends and distributions	(5,123)	(61)	(475)
Share issuance proceeds (costs), net	(540)	—	—
Other financing activities	(603)	—	—
Net cash used in financing activities	$(618,260)	$(290,348)	$(503,191)

Net increase (decrease) in cash and cash equivalents	$6,930	$(3,806)	$(847)
Cash, cash equivalents and restricted cash, beginning of period (1)	47,649	51,455	52,302
Cash, cash equivalents and restricted cash, end of period (2)	$54,579	$47,649	$51,455
(1)Includes Restricted Cash of $20,867, $19,701 and $14,207 as of December 31, 2022, 2021 and 2020, respectively.
(2)Includes Restricted Cash of $26,572, $20,867 and $19,701 as of December 31, 2023, 2022 and 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage, apartment unit, room, and building counts unaudited)
1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.4 and 90.7 percent common unit interest in the Operating Partnership as of December 31, 2023 and 2022, respectively.
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
As of December 31, 2023, the Company owned or had interests in 24 multifamily rental properties as well as non-core assets comprised of one office property and four parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 21 wholly-owned or Company-controlled properties, comprised of 17 multifamily properties and four non-core assets, and (b) eight properties owned by unconsolidated joint ventures in which the Company has investment interests, including seven multifamily properties and one non-core asset.
BASIS OF PRESENTATION
The accompanying consolidated financial statements reflect all accounts of the Company, including its controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. See Note 2: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.
The Company consolidates variable interest entities ("VIEs") in which it is considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company continuously assesses its determination of the primary beneficiary for each entity and assesses reconsideration events that may cause a change in the original determinations. The Operating Partnership is considered a VIE of the parent company, Veris Residential, Inc. As the Operating Partnership is already consolidated in the balance sheets of Veris Residential, Inc., this has no impact on the consolidated financial statements of Veris Residential, Inc.
As of December 31, 2023 and 2022, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P., (See Note 14: Redeemable Noncontrolling Interests - Rockpoint Transactions, the Rockpoint interests have been fully redeemed during 2023), have total real estate assets of $449.8 million and $468.1 million, respectively, other assets of $6.7 million and $6.0 million, respectively, mortgages of $285.2 million and $285.5 million, respectively, and other liabilities of $14.7 million and $17.3 million, respectively.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts in order to conform with current period presentation, primarily related to classification of certain properties as discontinued operations.
During the year ended December 31, 2023, the Company identified and recorded out-of-period adjustments related to stock-based compensation expenses incurred in prior years. These adjustments were deemed not material to our consolidated financial statements for any periods presented resulting in an increase of $2.9 million and $0.6 million in General and Administrative and Operating Services, respectively, with a corresponding increase of Additional paid-in capital.
2.    SIGNIFICANT ACCOUNTING POLICIES
Rental Property
Rental properties are reported at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Where an acquisition has been determined to be an asset acquisition, acquisition-related transaction costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.7 million, $1.5 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and improvements, which enhance or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
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
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s rental properties held for use may be impaired. A property’s value is considered impaired when the expected undiscounted cash flows for a property are less than its carrying value. If there are different potential outcomes for a property, the Company will take a probability weighted approach to estimating future cash flows. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the estimated fair value of the property. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates. In addition, such cash flow models consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.
Real Estate Held for Sale and Discontinued Operations
The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable that the disposition will occur within one year and there are no significant contingencies relating to a sale. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value. If the fair value of the assets, less estimated cost to sell, is less than the carrying value of the assets, an adjustment to the carrying value would be recognized and recorded within the Unrealized gains (losses) on disposition of rental property to reflect the estimated fair value of the assets. The Company will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.
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
On a periodic basis, management assesses whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the estimated fair value of the investment. Estimated fair values which are based on discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less when purchased.
Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets. In all cases, amortization of such costs is included in interest expense and was $4.4 million, $4.8 million and $4.6 million for each of the years ended December 31, 2023, 2022 and 2021, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from extinguishment of debt. Included in the losses from extinguishment of debt, net, of $5.6 million, $7.4 million and $47.1 million for the years ended December 31, 2023, 2022 and 2021 were unamortized deferred financing costs.
Deferred Leasing Costs
Costs incurred in connection with successfully executed residential and commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable. Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized. Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized. The Company determined that its goodwill, with a balance of $2.9 million, was fully impaired at December 31, 2021 after management performed its impairment tests and recognized an impairment of $2.9 million in Land and other impairments, net on the Consolidated Statement of Operations.
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
Revenue Recognition
The majority of the Company’s revenue is derived from residential and commercial rental income and other lease income, which are accounted for under ASC 842, Leases. For leases that include rent concessions and/or scheduled fixed and determinable rent increases, revenue from leases is recognized on a straight-line basis over the non-cancellable term of the lease. Unbilled rents receivable represents the cumulative amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.
Revenue from leases also includes reimbursements and recoveries from commercial tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 13: Tenant Leases. The Company elected a practical expedient for its rental properties (as lessor) to avoid separating non-lease components that otherwise would need to be accounted for under ASC 606, Revenue from Contracts with Customers (such as tenant reimbursements of property operating expenses), from the associated lease component since (1) the non-lease components have the same timing and pattern of transfer as the associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. This enables the Company to account for the lease component and non-lease components as an operating lease since the lease component is the predominant component.
Real estate services revenue includes property management, development, construction and leasing commission fees and other services, and payroll and related costs reimbursed from unconsolidated joint ventures in which the Company is the managing member.
Parking income is comprised of income from parking spaces leased to tenants and others.
Other income includes income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.
The Company reviews its accounts receivables related to rental income and other lease income, including straight-line rent receivable, for collectability. The factors considered by management in determining which individual tenant’s revenues are uncollectible include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the uncollectible receivable balances associated with the lease and will only recognize lease income on a cash basis. The Company includes provision for doubtful accounts as a reduction of corresponding revenue account, in accordance with Topic 842.
Ground/Office Leases
The Company is the lessee under long-term office and ground leases classified as operating leases. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. The Company makes significant assumptions and judgments when determining the discount rate for the lease to calculate the present value of the lease payments. As the rate implicit in the lease is not readily determinable, the Company estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment, over a similar lease term. The Company utilizes a market-based approach to estimate the IBR for each individual lease. The base IBR is estimated utilizing observable mortgage rates, which are then adjusted to account for considerations related to the Company’s credit rating and the lease term to select an incremental borrowing rate for each lease.
The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term. See Note 5: Deferred Charges and Other Assets, Net for additional disclosures on the presentation of these amounts in our consolidated balance sheets.
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

The General Partner has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS may hold certain assets and generate certain income that a REIT could not otherwise hold or generate. A TRS is subject to corporate federal income tax. The General Partner has conducted business through its TRS entities for certain property management, development, construction and other related services, as well as to hold a joint venture interest in a hotel and other matters. The TRS has sold the hotel during the year ended December 31, 2023.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of temporary differences between book and tax basis of assets and liabilities, and net operating losses. The deferred tax asset balance at December 31, 2023 and 2022, amounted to $31.1 million and $30.7 million, respectively, which has been fully reserved through a valuation allowance.
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
In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2023, the Company’s open tax years are from December 31, 2019 forward.
Earnings Per Share or Unit
The Company presents both basic and diluted earnings per share or unit (“EPS or EPU”). Basic EPS or EPU excludes dilution and is computed by dividing net income (loss) available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period. Diluted EPS or EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or EPU from continuing operations amount, using the treasury stock method. Shares or units whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS or EPU as follows (i) if all necessary conditions have been satisfied by the end of the period (the events have occurred), those shares or units shall be included as of the beginning of the period in which the conditions were satisfied (or as of the date of the grant, if later) or (ii) if all necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares or units included in diluted EPS or EPU shall be based on the number of shares or units, if any, that would be issuable if the end of the reporting period were the end of the contingency period (for example, the number of shares or units that would be issuable based on current period earnings or period-end market price) and if the result would be dilutive. Those contingently issuable shares or units shall be included in the denominator of diluted EPS or EPU as of the beginning of the period (or as of the date of the grant, if later).
Dividends and Distributions Payable
As a result of the Company substantially completing its transformation to a pure-play multifamily REIT, as well as the Company’s current estimates of taxable income, the Board of Directors of the General Partner (the "Board of Directors") reinstated a quarterly dividend beginning with the third quarter of 2023.

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

On December 18, 2023, the Company declared a $0.0525 distribution per common share to be payable on January 10, 2024 to shareholders of record as of the close of business on December 29, 2023. At December 31, 2023, the balance of the distributions payable was $5.5 million. The $0.0525 distribution per common share will be reported to shareholders for the year ending December 31, 2024.

On July 24, 2023, the Company declared a $0.05 distribution per common share with a payment date of October 10, 2023, to shareholders of record as of the close of business on September 30, 2023. The Company has determined that the total distribution of $0.05 per common share paid during the year ended December 31, 2023 represented 100% return of capital distributions.

The dividends and distributions payable at December 31, 2022 represent amounts payable on unvested LTIP units.
Costs Incurred For Stock Issuances
Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.
Stock Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), performance share units, long term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For unvested securities that are forfeited prior to the measurement period being complete, the Company elected to account for forfeiture of employee awards as they occur. The Company recorded stock compensation expense of $19.9 million, $13.8 million and $10.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges.
Redeemable Noncontrolling Interests
The Company accounts for noncontrolling interests in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. The amounts of consolidated net earnings attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Operations.
Redeemable noncontrolling interests that are mandatorily redeemable are classified as Mandatorily redeemable noncontrolling interests on the Company’s Consolidated Balance Sheets, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date, with any change from the prior period recognized as interest expense. The carrying amount is not reduced below the initial measurement amount. Provided redeemable noncontrolling interests are not classified as liability based on this guidance, the Company assesses whether they should be classified as mezzanine or permanent equity. The redeemable noncontrolling interests which embody an unconditional obligation requiring the Company to redeem the interests for cash or other assets at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer are determined to be contingently redeemable under this guidance and are included as Redeemable noncontrolling interests and classified within the mezzanine section between Total liabilities and Stockholders’ equity on the Company’s Consolidated Balance Sheets.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the fair value measurement will be based upon the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Impact of Recently-Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The guidance requires incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 will have on the Company's consolidated financial statements.
3.    INVESTMENTS IN RENTAL PROPERTY
Acquisitions of Rental Property

During the year ended December 31, 2022, the Company acquired the following rental property (dollars in thousands):

Acquisition Date	Property	Location	Property Type	# of Apartment Units	Acquisition Cost
7/21/2022	The James (a)	Park Ridge, NJ	Multifamily	240	$130,308
Totals				240	$130,308
(a)    This acquisition was funded using funds available with the Company's qualified intermediary from prior property sales proceeds and through borrowing under the Company's revolving credit facility.
Properties Commencing Initial Operations
During the year ended December 31, 2022, the following property commenced initial operations (dollars in thousands):

In Service Date	Property	Location	Property Type	# of Apartment Units	Total Development Costs Incurred
04/01/22	Haus25 (a)	Jersey City	Multifamily	750	$485,587
Totals				750	$485,587
(a)As of December 31, 2022, all apartment units were in service. The development costs included approximately $53.4 million in land costs.
During the year ended December 31, 2021, the following properties commenced initial operations (dollars in thousands):

In Service Date	Property	Location	Property Type	# of Apartment Units	Total Development Costs Incurred
03/01/21	The Upton (a)	Short Hills, NJ	Multifamily	193	$101,269
07/01/21	RiverHouse 9 at Port Imperial (b)	Weehawken, NJ	Multifamily	313	164,633
Totals				506	$265,902
(a)As of December 31, 2021, all apartment units were in service. The development costs included approximately $2.9 million in land costs.
(b)As of December 31, 2021, all apartment units were in service. The development costs included approximately $2.7 million in land costs.

Additionally, a land lease located in Parsippany, New Jersey also commenced initial operations during the first quarter 2021. Development costs incurred amounted to $5.1 million. This land lease was sold by the Company during 2021.

Dispositions of Rental Properties and Developable Land
Dispositions during 2023
The Company disposed of the following rental property during the year ended December 31, 2023 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Discontinued Operations Realized Gains (losses)/ Unrealized Losses, net
02/10/23	XS Hotels	Weehawken, New Jersey	2	—	Hotel	$93,358	(a)	$92,578	$780
04/04/23	Harborside 1, 2 and 3	Jersey City, New Jersey	3	1,886,800	Office	362,446		362,304	142
09/13/23	Harborside 6	Jersey City, New Jersey	1	231,856	Office	44,145		43,722	423
10/13/23	23 Main Street	Holmdel, New Jersey	1	350,000	Office	15,884	(b)	13,372	2,512
	Others (c)								2,184

Unrealized gains (losses) on real estate held for sale									(3,630)
Totals			7	2,468,656		$515,833		$511,976	$2,411
(a)    Included proceeds of $84.0 million used to repay the mortgage loan encumbering the property at closing.
(b)    Included deposits totaling $1.3 million received by the Company in February and August 2023.
(c)    Others represent reversals of estimated accrued expenses from previously sold rental properties.
The Company disposed of the following developable land during the year ended December 31, 2023 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds		Net Carrying Value	Realized Gains (losses)/ Unrealized Losses, net	Discontinued Operations Realized Gains (losses)/ Unrealized Losses, net
03/17/23	Columbia-Honeywell	Morris Township, New Jersey	$8,214	(a)	$8,236	$(22)	$—
10/12/23	3 Campus	Parsippany-Troy Hills, New Jersey	13,248		7,847	5,401	—
10/05/23	Harborside 4	Jersey City, New Jersey	53,656		14,385	—	39,271
	Others (b)					1,689	—

Totals			$75,118		$30,468	$7,068	$39,271
(a)    Included deposits totaling $1.1 million received by the Company in December 2022 and January 2023.
(b)    Others represent reversals of estimated accrued expenses from previously sold developable land holdings.

Dispositions during 2022

The Company disposed of the following rental property during the year ended December 31, 2022 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Discontinued Operations Realized Gains (losses)/ Unrealized Losses, net
01/21/22	111 River Street	Hoboken, New Jersey	1	566,215	Office	$208,268	(a)	$206,432	$1,836
10/07/22	101 Hudson Street	Jersey City, New Jersey	1	1,246,283	Office	342,578	(b)	270,198	72,380

Unrealized gains (losses) on real estate held for sale									(12,540)
Totals			2	1,812,498		$550,846		$476,630	$61,676
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

The Company disposed of the following developable land during the year ended December 31, 2022 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value	Realized Gains (losses)/ Unrealized Losses, net
03/22/22	Palladium residential land	West Windsor, New Jersey	$23,908	$24,182	$(274)
03/22/22	Palladium commercial land	West Windsor, New Jersey	4,688	1,791	2,897
04/15/22	Port Imperial Park parcel	Weehawken, New Jersey	29,331	29,744	(413)
04/21/22	Urby II/III	Jersey City, New Jersey	68,854	13,316	55,538
11/03/22	Port Imperial Parcels 3 & 16 (a)	Weehawken, New Jersey	24,885	25,371	(486)

Totals			$151,666	$94,404	$57,262
(a)    Included non-cash expenses of $2.5 million.
Dispositions during 2021
The Company disposed of the following rental properties during the year ended December 31, 2021 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Realized Gains (Losses)/ Unrealized Losses, net	Discontinued Operations Realized Gains (losses)/ Unrealized Losses, net
01/13/21	100 Overlook Center	Princeton, New Jersey	1	149,600	Office	$34,724	(a)	$26,488	$—	$8,236
03/25/21	Metropark portfolio (b)	Edison and Iselin, New Jersey	4	926,656	Office	247,351		233,826	—	13,525
04/20/21	Short Hills portfolio (c)	Short Hills, New Jersey	4	828,413	Office	248,664		245,800	—	2,864
06/11/21	Red Bank portfolio	Red Bank, New Jersey	5	659,490	Office	80,730		78,364	—	2,366
06/30/21	Retail land leases	Hanover and Parsippany, New Jersey	—	—	Land Lease	41,958		37,951	4,007	—
07/26/21	7 Giralda Farms	Madison, New Jersey	1	236,674	Office	28,182		30,143	—	(1,961)
10/20/21	4 Gatehall Drive	Parsippany, New Jersey	1	248,480	Office	24,239		23,717	—	522
12/16/21	Retail land lease Unit B	Hanover, New Jersey	—	—	Land Lease	5,423		6,407	(984)	—

Totals			16	3,049,313		$711,271		$682,696	$3,023	$25,552
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
The Company disposed of the following developable land during the year ended December 31, 2021 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value	Realized Gains (losses)/ Unrealized Losses, net
05/24/21	Horizon common area	Hamilton, New Jersey	$745	$634	$111
12/22/21	346/360 University Ave	Newark, New Jersey	4,266	2,262	2,004

Totals			$5,011	$2,896	$2,115
Dispositions of Unconsolidated Joint Venture
2022 — On November 30, 2022, the Company's Hyatt Regency Hotel Jersey City joint venture was sold for $117.0 million and the Company recorded a gain on the sale (included in discontinued operations) for its interest of approximately $7.7 million in the year ended December 31, 2022.
2021 — On September 1, 2021, the Company sold its interest in the Offices at Crystal Lake joint venture to its venture partner for $1.9 million and recorded a loss on the sale of approximately $1.9 million (included in discontinued operations) in the year ended December 31, 2021. On April 29, 2021, the Company sold its interest in the 12 Vreeland Road joint venture for a gross sales price of approximately $2.0 million, with no gain or loss on the transaction.
Real Estate Held for Sale
The following table summarizes the real estate held for sale, net (dollars in thousands):

	Year Ended December 31,
	2023	2022
Land	$59,464	$92,843
Building & Other	9,688	142,554
Less: Accumulated depreciation	—	(28,924)
Less: Cumulative unrealized losses on property held for sale	(10,544)	(12,540)
Real estate held for sale, net	$58,608	$193,933
As of December 31, 2022, the disposal group for assets classified as held for sale also included $0.4 million and $0.4 million recorded within Unbilled rents receivable, net and Total deferred charges & other assets, net, respectively.

2023 — As of December 31, 2023, the Company had classified as held for sale several developable land parcels, which are located in Jersey City and Parsippany, New Jersey. In January 2024, a land parcel was sold for gross proceeds of $10.2 million.
2022 — As of December 31, 2022, the Company had classified as held for sale an office property of 0.4 million square feet, two hotels and several developable land parcels, which are located in Jersey City, Holmdel, Parsippany, Morris Township, Wall and Weehawken, New Jersey.
Discontinued Operations
The Company has discontinued operations related to its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) which represented a strategic shift in the Company’s operations beginning in 2019. See Note 7: Discontinued Operations.
4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2023, the Company had an aggregate investment of approximately $118.0 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of December 31, 2023, the unconsolidated joint ventures owned: seven multifamily properties totaling 2,146 apartment units, a retail property aggregating approximately 51,000 square feet and interests and/or rights to developable land parcels able to accommodate up to 829 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of December 31, 2023, the outstanding balance of such debt, subject to guarantees, totaled $17.2 million of which $1.5 million was guaranteed by the Company.
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $3.9 million, $3.6 million and $3.4 million for such services in the years ended December 31, 2023, 2022 and 2021, respectively. The Company had $0.7 million and $0.2 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2023 and 2022.
As of December 31, 2023, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.
The following is a summary of the Company's unconsolidated joint ventures as of December 31, 2023 and 2022 (dollars in thousands):

	Number of		Company's	Carrying Value		Property Debt As of December 31, 2023
Entity / Property Name	Apartment Units		Effective Ownership % (a)	December 31, 2023	December 31, 2022	Balance	Maturity Date		Interest Rate
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	189	units	25.00%	$908	$1,747	$57,367	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	4,506	5,114	82,000	11/10/26		3.21%
The Capstone at Port Imperial	360	units	40.00%	21,361	23,234	135,000	12/22/24	SOFR+	1.20%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	32,022	32,372	89,440	07/01/33		4.82%
Urby at Harborside (e)	762	units	85.00%	57,060	61,594	185,742	08/01/29		5.20%
PI North - Land (b) (f)	829	potential units	20.00%	1,678	1,678	—	—		—
Other
Other (g)				419	419	—	—		—
Totals:				$117,954	$126,158	$579,741
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
(d)Property debt balance consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $34.1 million as of December 31, 2023, bears interest at SOFR +2.85%, matures on October 10, 2024; (ii) an interest only loan, collateralized by the Shops at 40 Park, with a balance of $6.1 million. On January 10, 2023, the loan was modified bearing interest at SOFR +2.00% and matures on January 9, 2025; (iii) an interest only loan, collateralized by the Lofts at 40 Park, with a balance of $17.2 million as of December 31, 2023, which bears interest at SOFR +2.00% and matures on February 1, 2024. In January 2024, the joint venture sold the Lofts at 40 Park property and the proceeds were used to repay the $17.2 million loan.
(e)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company formerly guaranteed $22 million of the principal outstanding debt, which on February 1, 2023, the lender released the Company of all obligations under the Guaranty Agreement.
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
The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
Entity / Property Name	2023	2022	2021
Multifamily
Metropolitan and Lofts at 40 Park (a)	$(1,239)	$(674)	$(801)
RiverTrace at Port Imperial	546	356	92
The Capstone at Port Imperial (b)	(294)	(212)	(506)
Riverpark at Harrison (c)	540	234	(1,153)
Station House	(299)	(722)	(1,647)
Urby at Harborside	4,110	2,374	(580)
PI North - Land	(240)	(205)	(250)
Liberty Landing (d)	(22)	36	(40)
Office
12 Vreeland Road (e)	—	—	2
Offices at Crystal Lake (f)	—	—	(113)
Other
Other	—	13	746

Company's equity in earnings (loss) of unconsolidated joint ventures (g)	$3,102	$1,200	$(4,250)
(a)    On January 12, 2024, the joint venture sold the Lofts at 40 Park property for a net sale proceeds of $12.1 million of which the Company's share is approximately $6 million.
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
(g)    Amounts are net of amortization of basis differences of $618 thousand, $154 thousand and $138 thousand for the year ended December 31, 2023, 2022 and 2021, respectively.

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Assets:
Rental Property, net	$741,932	$745,210
Other assets	31,480	39,241
Total assets	$773,412	$784,451
Liabilities and partners'/members' capital:
Mortgages and loans payable	$579,741	$587,913
Other liabilities	8,898	15,545
Partners'/members' capital	184,773	180,993
Total liabilities and partners'/members' capital	$773,412	$784,451

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total revenues	$94,272	$140,637	$173,169
Operating and other expenses	(36,045)	(81,914)	(131,709)
Depreciation and amortization	(22,341)	(25,412)	(25,095)
Interest expense	(30,488)	(29,777)	(27,145)
Net income (loss)	$5,398	$3,534	$(10,780)

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	December 31, 2023	December 31, 2022
Deferred leasing costs	$8,324	$59,651
Deferred financing costs - revolving credit facility (a)	771	6,684
	9,095	66,335
Accumulated amortization	(5,063)	(30,471)
Deferred charges, net	4,032	35,864
Notes receivable (b)	32	1,309
In-place lease values, related intangibles and other assets, net (c)(d)	10,034	12,298
Right of use assets (e)	6,161	2,896
Prepaid expenses and other assets, net	33,697	43,795

Total deferred charges and other assets, net (f)	$53,956	$96,162
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
(c)The Company recognizes rental revenue of acquired above and below market lease intangibles over the terms of the respective leases. The impact of amortizing the acquired above and below-market lease intangibles increased revenue by approximately $0.1 million, $0.2 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table summarizes, as of December 31, 2023, the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (dollars in thousands):

Year	Acquired Above- Market Lease Intangibles	Acquired Below- Market Lease Intangibles	Total Amortization
2024	$(175)	$93	$(82)
2025	(162)	64	(98)
2026	(143)	62	(81)
2027	(124)	26	(98)
2028	(121)	15	(106)
(d)The value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases. The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $2.0 million, $1.5 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table summarizes, as of

December 31, 2023, the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (dollars in thousands):

Year	Acquired In-place Lease Intangibles
2024	$310
2025	209
2026	195
2027	127
2028	105
(e)This amount has a corresponding liability of $7.4 million and $3.2 million as of December 31, 2023 and 2022, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Ground Lease agreements for further details.

DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $3.8 million will be reclassified as a decrease to interest expense.
As of December 31, 2023, the Company had four interest rate caps outstanding with a notional amount of $304.5 million designated as cash flow hedges of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2023 and 2022 (dollars in thousands):

	Fair Value
Asset Derivatives designated as hedging instruments	December 31, 2023	December 31, 2022	Balance sheet location
Interest rate caps	$5,098	$9,808	Deferred charges and other assets, net
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Total Amount of Interest Expense presented in the Consolidated Statements of Operations
Year Ended December 31,	2023	2022	2021		2023	2022	2021	2023	2022	2021
Interest rate caps	$1,184	$5,032	$10	Interest expense	$3,559	$666	$—	$(89,355)	$(66,381)	$(47,505)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. Specifically, the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of December 31, 2023, the Company did not have any interest rate derivatives in a net liability position.

6.    RESTRICTED CASH
Restricted cash generally includes resident and tenant security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	December 31, 2023	December 31, 2022
Security deposits	$9,996	$9,175
Escrow and other reserve funds	16,576	11,692

Total restricted cash	$26,572	$20,867
7.    DISCONTINUED OPERATIONS
As of December 31, 2023, the Company completed the sale of the entire Office Portfolio except for one waterfront office property. As the sale of the Office Portfolio represented a strategic shift in the Company’s operations, the results of these properties that were disposed of or classified as held for sale are being classified as discontinued operations for all periods presented.
The following table summarizes income (loss) from discontinued operations and the related realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net, for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenues	$21,085	$127,541	$163,284
Operating and other (expenses) income, net	(12,437)	(63,157)	(83,557)
Property impairments	—	(94,811)	(13,467)
Depreciation and amortization	(5,486)	(26,974)	(44,086)
Loss from extinguishment of debt, net	(12)	(7,303)	—

Income (Loss) from discontinued operations	3,150	(64,704)	22,174

Gain on disposition of developable land	39,271	—	—
Gain on sale of unconsolidated joint venture interests	—	7,677	—
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	2,411	61,676	25,552
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	41,682	69,353	25,552

Total discontinued operations, net	$44,832	$4,649	$47,726

8.    REVOLVING CREDIT FACILITY AND TERM LOANS
On July 25, 2023, the Company entered into a revolving credit and term loan agreement (“2023 Credit Agreement”) with a group of two lenders that provides for a $60 million senior secured revolving credit facility (the “2023 Revolving Credit Facility”) and a $115 million senior secured term loan facility (the “2023 Term Loan”). On July 25, 2023, the Operating Partnership drew the full $115 million available under the 2023 Term Loan and borrowed $52 million from the 2023 Revolving Credit Facility which proceeds, together with available cash, were used to fund the purchase price under the Rockpoint Purchase Agreement. During the fourth quarter of 2023, the Company fully repaid the remaining balances of the 2023 Term Loan and 2023 Revolving Credit Facility.

As of December 31, 2023 and December 31, 2022, the Company had no borrowings outstanding under its term loan and revolving credit facilities.
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
Interest on borrowings under the 2023 Revolving Credit Facility and the 2023 Term Loan shall be based on applicable interest rate (the “Interest Rate”) plus a margin ranging from 250 basis points to 350 basis points (the “Applicable Margin”) depending on the Interest Rate elected. The Applicable Margin is subject to automatic increases of 25 basis points every three months. With respect to borrowings under the 2023 Revolving Credit Facility and the 2023 Term Loan, the Interest Rate shall be either (A) the Alternative Base Rate plus the Applicable Margin and/or (B) the Adjusted Term SOFR Rate plus the Applicable Margin or, with respect to the 2023 Revolving Credit Facility only, (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Margin. As used herein: “Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate, plus 10 basis points; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”) plus 10 basis points. As of December 31, 2023, the effective interest rate for the 2023 Revolving Credit Facility was SOFR + 3.85%.
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
The 2023 Credit Agreement includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios relating to (a) the maximum total leverage ratio (65%), (b) the minimum debt service coverage ratio (1.25 times), (c) the minimum tangible net worth ratio (80% of tangible net worth as of July 25, 2023 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), and (d) the maximum unhedged variable rate debt ratio (30%). Subject to certain exceptions, the net proceeds from any property sales are to be used to mandatorily repay the 2023 Term Loan until it is retired. In addition, the 2023 Credit Agreement includes a mandatory cash sweep provision that provides that any cash, cash equivalents or marketable securities of the General Partner or Operating Partnership in excess of $25 million as of the end of the last business day of any calendar week shall be applied to repayment of any outstanding borrowings under the 2023 Credit Agreement.
On April 7, 2023, the Company terminated the 2021 Credit Agreement for both the 2021 Credit Facility and 2021 Term Loan. As a result of the termination, the Company wrote off the unamortized deferred financing costs in an amount of $2.7 million during the second quarter of 2023, which is recorded within Loss from extinguishment of debt, net, on the Consolidated Statements of Operations.
The Company was in compliance with its debt covenants under its revolving credit facility as of December 31, 2023.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of December 31, 2023, 17 of the Company’s properties, with a total carrying value of approximately $2.6 billion are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of December 31, 2023.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2023 and 2022 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	December 31, 2023	December 31, 2022	Maturity
Port Imperial 4/5 Hotel (b)	Fifth Third Bank		N/A	—	84,000	N/A
Signature Place	Nationwide Life Insurance Company		3.74%	43,000	43,000	08/01/24
Liberty Towers	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Portside 2 at East Pier (c)	New York Life Insurance Company		4.56%	97,000	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
Portside at East Pier (d)	KKR	SOFR+	2.75%	56,500	58,998	09/07/26
The Upton (e)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square (f)	US Bank	SOFR+	1.84%	63,000	63,000	12/10/26
RiverHouse 9 at Port Imperial (g)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Haus25 (h)	Freddie Mac		6.04%	343,061	297,324	09/01/28
RiverHouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (i)	New York Community Bank		3.77%	158,777	160,000	07/01/29
Port Imperial Garage South	American General Life & A/G PC		4.85%	31,645	32,166	12/01/29
The Emery at Overlook Ridge (j)	New York Community Bank		3.21%	72,000	72,000	01/01/31

Principal balance outstanding				1,868,983	1,911,488
Unamortized deferred financing costs				(15,086)	(7,511)

Total mortgages, loans payable and other obligations, net				$1,853,897	$1,903,977
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
(e)As of December 31, 2023, an interest-rate cap agreement was in place for this mortgage loan with a strike rate of 1.0%, expiring in October 2024.
(f)On September 30, 2023 the Company placed a 9-month SOFR cap at a strike rate of 4.0%.
(g)As of December 31, 2023, an interest-rate cap agreement was in place for this mortgage loan, with a strike rate of 3.0%, expiring in June 2024.
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

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments for the Company’s mortgages, loans payable and other obligations as of December 31, 2023 are as follows (dollars in thousands):

Period	Scheduled Amortization	Principal Maturities	Total
2024	$6,076	$308,000	$314,076
2025	9,487	—	9,487
2026	9,651	536,487	546,138
2027	8,158	305,320	313,478
2028	5,331	343,061	348,392
Thereafter	5,574	331,838	337,412
Sub-total	44,277	1,824,706	1,868,983
Unamortized deferred financing costs	(15,086)	—	(15,086)

Totals	$29,191	$1,824,706	$1,853,897
CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2023, 2022 and 2021 was $81.6 million, $80.3 million and $85.2 million, (of which $1.4 million, $13.3 million and $18.5 million pertained to properties classified as discontinued operations), respectively. Interest capitalized by the Company for the years ended December 31, 2023, 2022 and 2021 was zero, $12.2 million and $30.5 million, respectively (which amounts included zero, zero and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).
SUMMARY OF INDEBTEDNESS

(dollars in thousands)	December 31, 2023		December 31, 2022
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt (a)	$1,853,897	4.34%	$1,757,308	4.27%
Revolving Credit Facility & Other Variable Rate Debt	—	—%	146,669	6.86%

Totals/Weighted Average:	$1,853,897	4.34%	$1,903,977	4.47%
(a)    As of December 31, 2023 and 2022, includes debt with interest rate caps outstanding with a notional amount of $304.5 million and $485.0 million, respectively.
10.    EMPLOYEE BENEFIT 401(k) PLANS
Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax and post-tax contributions, as well as any matching or profit sharing contributions made on their behalf by the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2023, 2022 and 2021 was $507 thousand, $631 thousand and $537 thousand, respectively.

11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2023 and 2022. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Items Measured at Fair Value on a Recurring Basis
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2023 and 2022.
The fair value of the Company’s long-term debt, consisting of mortgages, loans payable and other obligations aggregated approximately $1.8 billion and $1.8 billion as compared to the book value of approximately $1.9 billion and $1.9 billion as of December 31, 2023 and 2022, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
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
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
The fair value measurements used in the evaluation of the Company’s rental properties for impairment analysis are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable assumptions. Assumptions that were utilized in the fair value calculations include, but are not limited to, discount rates, market capitalization rates, expected lease rental rates, third-party broker information and information from potential buyers, as applicable.
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
The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis:

	Years Ended December 31,
	2023		2022		2021
(dollars in thousands)	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Investment in Real Estate	$169,839	$45,471	$314,512	$116,718	$421,053	$34,241
Goodwill	—	—	—	—	—	2,945
The impairment charges described below are reflected within Property impairments, Land and other impairments, net or Unrealized gains (losses) on disposition of rental property for real estate in our Consolidated Statements of Operations. For properties classified as discontinued operations as of December 31, 2023, the impairment charges described below are reflected within the Discontinued operations section in our Consolidated Statements of Operations for all periods presented.
Impairment charges, and their related triggering events and fair value measurements, recognized during the years ended December 31, 2023, 2022 and 2021 were as follows:

2023 — During the year ended December 31, 2023, the Company recognized impairment charges for the following properties in order to reduce their carrying values to their estimated fair values, as follows:
•$32.5 million on one office property due to the shortening of its expected hold period; the fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (11%) and terminal capitalization rate (9%);
•$3.6 million on one office property based on its estimated selling price; the property was sold in September 2023;
•$9.3 million on three land parcels based on their estimated selling prices.
2022 — During the year ended December 31, 2022, the Company recognized impairment charges for the following properties in order to reduce their carrying values to their estimated fair values, as follows:
•$94.8 million on four office properties due to the shortening of their expected hold periods; the fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (range of 7.5% to 13%) and terminal capitalization rate (range of 5.5% to 8.75%); the properties were sold during 2023;
•$12.5 million on two hotels and one office property based on their estimated selling price; the properties were sold during 2023;
•$9.4 million on four land parcels based on their estimated selling prices. One parcel of the land was sold in November 2022.
2021 — During the year ended December 31, 2021, the Company recognized impairment charges for the following properties in order to reduce their carrying values to their estimated fair values, as follows:
•$6.0 million on one office property due to the shortening of its expected hold period; the fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (8.0%) and terminal capitalization rate (5.75%); the property was sold in January 2022;
•$7.4 million on two hotels due to the adverse effect of the COVID-19 pandemic has had on the hotel operations; the fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (8.67%) and terminal capitalization rate (6.5%); the two hotels were sold in February 2023;
•$20.8 million on several land parcels based on their estimated selling price;
•$2.9 million on goodwill which was fully impaired based on management's impairment test.

12.    COMMITMENTS AND CONTINGENCIES
TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

				PILOT Payments
			PILOT	2023	2022	2021
Property Name	Location	Asset Type	Expiration Dates	(Dollars in Thousands)
BLVD 475 (Monaco) (a)	Jersey City, NJ	Multifamily	2/2021	—	—	443
111 River Street (b)	Hoboken, NJ	Office	4/2022	—	—	1,470
Harborside Plaza 4A (c)	Jersey City, NJ	Office	2/2022	—	—	1,057
Harborside Plaza 5 (d)	Jersey City, NJ	Office	6/2022	—	—	4,324
BLVD 401 (Marbella 2) (e)	Jersey City, NJ	Multifamily	4/2026	1,754	1,692	1,277
RiverHouse 11 at Port Imperial (f)	Weehawken, NJ	Multifamily	7/2033	1,735	1,514	1,369
Port Imperial 4/5 Hotel (g)	Weehawken, NJ	Hotel	12/2033	224	2,925	2,925
RiverHouse 9 at Port Imperial (h)	Weehawken, NJ	Multifamily	6/2046	1,608	1,295	350
Haus25 (i)	Jersey City, NJ	Mixed-Use	3/2047	2,619	975	—
The James (j)	Park Ridge, NJ	Multifamily	6/2051	714	318	—
Total Pilot taxes				$8,654	$8,719	$13,215

(a)The annual PILOT is equal to ten percent of Gross Revenues, as defined.
(b)The property was disposed of in the first quarter of 2022.
(c)The property was disposed of in the third quarter of 2023.
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
(i)The annual PILOT is equal to seven percent of Gross Revenues, as defined, for a term of 25 years following the substantial completion which occurred in April 2022.
(j)The property was acquired in July 2022. For a term of 30 years following substantial completion which occurred in June 2021. The annual PILOT is equal to 10 percent of Gross Revenues for years 1-10, 11.5 percent for years 11-21 and 12.5 percent for years 22-30; as defined.
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
OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, as of December 31, 2023, are as follows (dollars in thousands):

As of December 31, 2023
Year	Amount
2024	$1,272
2025	1,279
2026	1,279
2027	1,280
2028	494
2029 through 2101	31,447
Total lease payments	37,051
Less: imputed interest	(29,700)

Total	$7,351

As of December 31, 2022
Year	Amount
2023	$192
2024	192
2025	199
2026	199
2027	200
2028 through 2101	31,664
Total lease payments	32,646
Less: imputed interest	(29,418)

Total	$3,228
Office and ground lease expense incurred by the Company for the years ended December 31, 2023, 2022 and 2021 amounted to $2.0 million, $0.9 million and $1.8 million, respectively.
The Company had classified operating leases for one office and two ground leases, which had balances of $4.1 million and $2.1 million, respectively, at December 31, 2023. Such amounts represent the net present value (“NPV”) of future payments detailed above. The office and two ground leases used incremental borrowing rates of 6.0 percent and 7.6 percent, respectively, to arrive at the NPV and have weighted average remaining lease terms of 4.3 years and 77.6 years, respectively. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
The initial recognition of a lease liability and right-of-use asset in an amount of $4.7 million for the office lease is a noncash activity during the year ended December 31, 2023.
OTHER
As of December 31, 2023, the Company has outstanding stay-on award agreements with 20 select employees, which provides them with the potential to receive compensation, in cash or Company stock at the employees’ option, contingent upon remaining with the Company in good standing until the occurrence of certain corporate transactions, which have not been identified. The total potential cost of such awards is currently estimated to be up to approximately $2.8 million, including the potential future issuance of up to 42,095 shares of the Company’s common stock. Such cash or stock awards would only be earned and payable if such transaction was identified and communicated to the employee within seven years of the agreement dates, all of which were signed in late 2020 and early 2021, and all other conditions were satisfied.
13.    TENANT LEASES
The Company’s consolidated office property is leased to tenants under operating leases with various expiration dates through 2034. Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable commercial operating leases (excluding properties classified as discontinued operations) at December 31, 2023 and 2022 are as follows (dollars in thousands):

As of December 31, 2023
Year	Amount
2024	$12,231
2025	10,952
2026	8,822
2027	5,748
2028	2,113
2029 and thereafter	5,706

Total	$45,572

As of December 31, 2022
Year	Amount
2023	$14,798
2024	12,231
2025	10,952
2026	8,822
2027	5,748
2028 and thereafter	7,819

Total	$60,370
Multifamily rental property residential leases are excluded from the above table as they generally expire within one year.
14.    REDEEMABLE NONCONTROLLING INTERESTS
Rockpoint Transactions
2023 Transactions
On April 5, 2023, Veris Residential Trust (“VRT”), the Company’s subsidiary through which the Company conducts its multifamily residential real estate operations, exercised its right to purchase and redeem direct and indirect interests (the “Put/Call Interests”) in preferred units of limited partnership interests in VRLP (the "Preferred Units") from certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). On April 6, 2023, Rockpoint exercised its right under the Veris Residential Partners, L.P. (“VRLP”) Partnership Agreement to defer the closing of VRT’s purchase and redemption of the Put/Call Interests for one year. The exercise of the call right caused Rockpoint's interests to be reclassified as mandatorily redeemable noncontrolling interests under the accounting guidance, and included within the Total liabilities on the Company's Consolidated Balance Sheets. The impact of subsequent change in redemption value at each period end is recorded as interest cost. The carrying amount is not reduced below the initial measurement amount.
On July 25, 2023, VRT and the Operating Partnership entered into the Rockpoint Purchase Agreement with Rockpoint pursuant to which VRT and the Operating Partnership acquired from Rockpoint all of the Preferred Units that constituted the Put/Call Interests for an aggregate purchase price of approximately $520 million. Under the terms of the Rockpoint Purchase Agreement, the Original Investment Agreement and the Add On Investment Agreement have been terminated and are of no further force and effect (other than certain tax and related indemnification rights and obligations), Rockpoint ceased to be, direct or indirect, as applicable, members of VRLP, and all obligations of VRT and VRLP and all rights, title and interest of Rockpoint in and pursuant to the VRLP Partnership Agreement (except for certain tax, confidentiality and indemnification rights and obligations) and all other agreements by and between the General Partner, the Operating Partnership, VRT, VRLP and Rockpoint were terminated, including without limitation all provisions relating to the valuation and repurchase of the Put/Call Interests. As a result of the redemption, the Company recorded the change in redemption value of approximately $34.8 million as Interest cost of mandatorily redeemable noncontrolling interests on the Company's Consolidated Statements of Operations.
Transactions prior to 2023
Previously, on February 27, 2017, the Company, VRT, VRLP, the operating partnership through which VRT conducts all of its operations, and certain other affiliates of the Company entered into a preferred equity investment agreement (the “Original Investment Agreement”) with Rockpoint. Under the Original Investment Agreement, VRT contributed property to VRLP in exchange for common units of limited partnership interests in VRLP (the “Common Units”) and for multiple equity investments by Rockpoint in VRLP for an aggregate of $300 million of Preferred Units. In addition, certain contributions of property to VRLP by VRT subsequent to the execution of the Original Investment Agreement resulted in VRT being issued approximately $46 million of Preferred Units and Common Units in VRLP prior to June 26, 2019. On June 28, 2019, pursuant to the Add On Investment Agreement, Rockpoint invested an additional $100 million in Preferred Units and the Company and VRT agreed to contribute to VRLP two additional properties located in Jersey City, New Jersey.
Under the terms set forth in the Third Amended and Restated Limited Partnership Agreement of VRLP, dated as of June 28, 2019 (the “VRLP Partnership Agreement”), the cash flow from operations of VRLP will be distributable to Rockpoint and VRT as follows:
•first, to provide a 6% annual return to Rockpoint and VRT on their capital invested in Preferred Units (the “Preferred Base Return”);
•second, 95.36% to VRT and 4.64% to Rockpoint until VRT has received a 6% annual return (the “VRT Base Return”) on the equity value of the properties contributed by it to VRLP in exchange for Common Units (previously 95% and 5%, respectively, under the Original Investment Agreement), subject to adjustment in the event VRT contributes additional property to VRLP in the future; and
•third, pro rata to Rockpoint and VRT based on total respective capital invested in and contributed equity value of Preferred Units and Common Units (based on Rockpoint’s $400 million of invested capital at December 31, 2023, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units).
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
•fifth, pro rata to Rockpoint and VRT based on respective total capital invested in and contributed equity value of Preferred and Common Units until Rockpoint has received an 11% internal rate of return (based on Rockpoint’s $400 million of invested capital at December 31, 2023, this pro rata distribution would be approximately 21.89% to Rockpoint in respect of Preferred Units, 2.65% to VRT in respect of Preferred Units and 75.46% to VRT in respect of Common Units); and
•sixth, to Rockpoint and VRT in respect of their Preferred Units based on 50% of their pro rata shares described in “fifth” above and the balance to VRT in respect of its Common Units (based on Rockpoint’s $400 million of invested capital at December 31, 2023, this pro rata distribution would be approximately 10.947% to Rockpoint in respect of Preferred Units, 1.325% to VRT in respect of Preferred Units and 87.728% to VRT in respect of Common Units).

During the period commencing on June 28, 2019 and ended on March 1, 2023 (the “Lockout Period”), Rockpoint’s interest in the Preferred Units cannot be redeemed or repurchased, except for certain conditions stated in the VRLP Partnership Agreement. After the Lockout Period, either VRT may acquire from Rockpoint, or Rockpoint may sell to VRT, all, but not less than all, of Rockpoint’s interest in the Preferred Units (each, a “Put/Call Event”) for a purchase price equal to the Purchase Payments determined based on the VRLP Partnership Agreement. Upon a Put/Call Event, other than in the event of a sale of VRLP, Rockpoint may elect to convert all, but not less than all, of its Preferred Units to Common Units in VRLP. An acquisition of Rockpoint’s interest in the Preferred Units pursuant to a Put/Call Event is generally required to be structured as a purchase of the common equity in the applicable Rockpoint entities holding direct or indirect interests in the Preferred Units (the “Put/Call Interests”). Subject to certain exceptions, Rockpoint also has a right of first offer and a participation right with respect to other common equity interests of VRLP or any subsidiary of VRLP that may be offered for sale by VRLP or its subsidiaries from time to time. Upon a Put/Call Event, other than in the event of a sale of VRLP, Rockpoint may elect to convert all, but not less than all, of its Preferred Units to Common Units in VRLP.As such, the Preferred Units contained a substantive redemption feature that was outside of the Company’s control and accordingly, the Preferred Units were previously classified in mezzanine equity measured based on the estimated future redemption value before the redemption right was exercised.
The Company determined the redemption value of these interests by hypothetically liquidating the estimated NAV of the VRT real estate portfolio including debt principal through the applicable waterfall provisions of the transaction with Rockpoint. The estimation of NAV included unobservable inputs that consider assumptions of market participants in pricing the underlying assets of VRLP. For properties under development, the Company applied a discount rate to the estimated future cash flows allocable to the Company during the period under construction and then applies a direct capitalization method to the estimated stabilized cash flows. For operating properties, the direct capitalization method was used by applying a capitalization rate to the projected net operating income. For developable land holdings, an estimated per-unit market value assumption was considered based on development rights or plans for the land. Estimated future cash flows used in such analyses were based on the Company’s business plan for each respective property including capital expenditures, management’s views of market and economic conditions, and considered items such as current and future rental rates, occupancies and market transactions for comparable properties. The estimated future redemption value of the Preferred Units, including current preferred return payments of $2.0 million, was approximately $487.6 million before the redemption occurred on July 25, 2023.
Preferred Units
The Operating Partnership has issued two classes of Preferred Limited Partnership Units of the Operating Partnership (the “Preferred Units”). The key terms of the Preferred Units are summarized as follows:

	Series A Preferred Units	Series A-1 Preferred Units
Issuance date	February 2017	February and April, 2017
Number of units issued	42,800	9,213
Stated value per unit	$1,000	$1,000
Annual dividend rate paid quarterly	3.50%	(a)
Conversion rate	28.15	27.936
Conversion value per unit	$35.52	$35.80
Maximum common unit conversion	1,204,820	257,375
(a)Series A-1 Preferred Units pay dividends quarterly at an annual rate equal to the greater of (x) 3.50 percent, or (y) the then-effective annual dividend yield on the General Partner’s common stock.
The Series A-1 Preferred Units are pari passu with the 3.5% Series A Units issued on February 3, 2017. The Preferred Units have a liquidation and dividend preference senior to the common units and include customary anti-dilution protections for stock splits and similar events. The Preferred Units are convertible into common units of limited partnership interests of the Operating Partnership beginning generally five years from the date of issuance. In addition, the Preferred Units are redeemable for cash at their stated value beginning five years from the date of issuance at the option of the holder.
During the year ended December 31, 2023 and 2022, 15,100 and 12,000 Series A Units were redeemed for cash at the stated value, respectively.

In February 2024, a unit holder redeemed 5,700 Series A Units for cash at the stated value. Additionally, during February 2024, the Company received notice from a unit holder electing to have 10,000 Series A Units redeemed for cash at the stated value, which the Company expects to settle in March 2024.
Summary of Redeemable Noncontrolling Interests
The following tables set forth the changes in Mandatorily redeemable noncontrolling interests for the year ended December 31, 2023 (dollars in thousands):

Rockpoint Interests in VRT
Balance at April 5, 2023	$—
Reclassification from Redeemable Non-controlling Interests	479,977
Income Attributed to Noncontrolling Interests	7,365
Distributions	(9,371)
Redemption Value Adjustment	42,417
Redemption	(520,388)
Balance at December 31, 2023	$—
The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine equity section for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2023	$40,231	$475,000	$515,231
Redeemable Noncontrolling Interests Redemption	(15,100)	—	(15,100)
Net	25,131	475,000	500,131
Income Attributed to Noncontrolling Interests	1,336	6,282	7,618
Distributions	(1,468)	(6,282)	(7,750)
Redemption Value Adjustment	—	4,977	4,977
Reclassification to Mandatorily Redeemable Non-controlling Interests	—	(479,977)	(479,977)
Balance at December 31, 2023	$24,999	$—	$24,999

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2022	$52,324	$468,989	$521,313
Redeemable Noncontrolling Interests Redemption	(12,000)	—	(12,000)
Net	40,324	468,989	509,313
Income Attributed to Noncontrolling Interests	1,471	24,063	25,534
Distributions	(1,564)	(24,063)	(25,627)
Redemption Value Adjustment	—	6,011	6,011
Balance at December 31, 2022	$40,231	$475,000	$515,231

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
ATM PROGRAM
On November 15, 2023, we reestablished a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (“ATM Forwards”). Effective as of that date, the Company terminated a prior ATM Program that was established on December 13, 2021, under which we were able to offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $200 million, with a syndicate of banks. As of December 31, 2023, the Company had not sold any shares pursuant to the ATM Program.
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
INCENTIVE STOCK PLAN
In May 2013, the General Partner established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares has been reserved for issuance. In June 2021, stockholders of the Company approved amendments to the 2013 Plan to increase the total shares reserved for issuance under the plan from 4,600,000 to 6,565,000 shares. At December 31, 2023, 269,072 shares remained available for issuance under the 2013 Plan.
Stock Options
In addition to stock options issued in June 2021 under the 2013 Plan, in March 2021, the General Partner granted 950,000 stock options with an exercise price equal to the closing price of the Company’s common stock on the grant date of $15.79 per share to the Chief Executive Officer as an employment “inducement award” that is intended to comply with New York Stock Exchange Rule 303A.08. In April 2022, the General Partner granted 250,000 stock options with an exercise price equal to the closing price of the Company’s common stock on the grant date of $16.33 per share to the Chief Investment Officer as an employment “inducement award” that is intended to comply with New York Stock Exchange Rule 303A.08. Both of these inducement awards have a three-year vesting period.

Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2021 ($17.31)	972,495	$16.79	$—
Granted	1,107,505	16.10
Outstanding at December 31, 2021 ($14.39 - $17.31)	2,080,000	$16.42	4,072
Granted	250,000	16.33
Outstanding at December 31, 2022 ($14.39 - $20.00)	2,330,000	$16.41	—
Granted	—	—
Outstanding at December 31, 2023 ($14.39 - $20.00)	2,330,000	$16.41	$—

Options exercisable at December 31, 2023	1,846,666
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The following assumptions are included in the Company’s fair value calculations of stock options granted during the years ended December 31, 2023, 2022 and 2021:

	2022 April	2021 March	2021 June regular	2021 June premium
Expected life (in years)	4.0	4.5	4.6	5.3
Risk-free interest rate	2.77%	0.79%	0.71%	0.94%
Volatility	38.0%	35.0%	35.0%	34.0%
Dividend yield	2.6%	1.6%	1.5%	1.4%
There were no stock options that were exercised under any stock option plans for the years ended December 31, 2023, 2022 and 2021. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of December 31, 2023 and 2022, the stock options outstanding had a weighted average remaining contractual life of approximately 3.6 years and 4.6 years, respectively.
The Company recognized stock compensation expense related to stock options of $1.7 million, $1.2 million and $844 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards ("RSAs") in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the RSAs issued is based on time and service. On June 14, 2023, the Company issued RSAs to non-employee members of the Board of Directors, of which 54,184 unvested RSAs were outstanding at December 31, 2023.
The Company recognized stock compensation expense related to RSAs of $0.8 million, $0.7 million, and $0.8 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

Information regarding the RSAs grant activity is summarized below:

	Shares	Weighted-Average Grant – Date Fair Value
Outstanding at January 1, 2021	52,974	$15.29
Granted	39,529	17.71
Vested	(52,974)	15.29
Outstanding at December 31, 2021	39,529	$17.71
Granted	49,784	14.06
Vested	(39,529)	17.71
Outstanding at December 31, 2022	49,784	$14.06
Granted	54,184	16.98
Vested	(49,784)	14.06
Outstanding at December 31, 2023	54,184	$16.98
As of December 31, 2023, the Company had $0.4 million of total unrecognized compensation cost related to unvested RSAs granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.5 years.
All currently outstanding and unvested RSAs provided to the non-employee members of the Board of Directors were issued under the 2013 Plan.
Long-Term Incentive Plan Awards
The Company has granted long-term incentive plans awards (“LTIP Awards”) to executive officers, senior management, and certain other employees of the Company. LTIP Awards generally are granted in the form of restricted stock units (each, an “RSU” and collectively, the “RSU LTIP Awards”) and constitute awards under the 2013 Plan.
A portion of the RSUs are subject to time-based vesting conditions and will vest over three-year period ("TRSUs"). In April 2022, the General Partner granted 59,707 TRSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08. As of December 31, 2023, there are 781,972 TRSUs outstanding and unvested.
Another portion of the annual LTIP Awards have market-based vesting conditions ("PRSUs"), and recipients will only earn the full amount of the market-based RSUs if, over the three-year performance period, the General Partner achieves an absolute TSR target and if the General Partner’s relative TSR as compared to a group of peer REITs exceeds certain thresholds. The market-based award targets are determined annually by the compensation committee of the Board of Directors. As of December 31, 2023, there are 853,430 PRSUs outstanding and unvested.
In addition, the Company has granted RSUs with a three-year cliff vest subject to the achievement of adjusted funds from operations targets ("OPRSUs"). As of December 31, 2023, there are 660,710 OPRSUs outstanding and unvested.
The Company recognized stock compensation expense related to LTIP awards of $13.8 million, $9.9 million, $9.8 million for each of the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the Company had $9.9 million of total unrecognized compensation cost related to unvested LTIP Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 1.7 years.
All currently outstanding and unvested RSU LTIP Awards provided to the officers, senior management and certain other employees were issued under the 2013 Plan.

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
During the years ended December 31, 2023, 2022 and 2021, deferred stock units earned were 25,671, 30,899 and 17,894, respectively. As of December 31, 2023 and 2022, there were 77,975 and 73,071 deferred stock units outstanding, respectively. Pursuant to the retirement of a director from the Board of Directors in May 2023, the Company converted 20,767 deferred stock units into shares of common stock.
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
The following information presents the Company’s results for the years ended December 31, 2023, 2022 and 2021 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Year Ended December 31,
Computation of Basic EPS	2023	2022	2021
Loss from continuing operations after income tax expense	$(157,193)	$(39,534)	$(157,265)
Add (deduct): Noncontrolling interests in consolidated joint ventures	2,319	3,079	4,595
Add (deduct): Noncontrolling interests in Operating Partnership	14,267	5,652	16,212
Add (deduct): Redeemable noncontrolling interests	(7,618)	(25,534)	(25,977)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	(4,516)	(5,475)	(7,290)
Loss from continuing operations available to common shareholders	(152,741)	(61,812)	(169,725)
Loss from discontinued operations available to common shareholders	40,960	4,271	43,393
Net loss available to common shareholders for basic earnings per share	$(111,781)	$(57,541)	$(126,332)

Weighted average common shares	91,883	91,046	90,839

Basic EPS:
Loss from continuing operations available to common shareholders	$(1.66)	$(0.68)	$(1.87)
Loss from discontinued operations available to common shareholders	0.44	0.05	0.48
Net loss available to common shareholders	$(1.22)	$(0.63)	$(1.39)

	Year Ended December 31,
Computation of Diluted EPS	2023	2022	2021
Net loss from continuing operations available to common shareholders	$(152,741)	$(61,812)	$(169,725)
Add (deduct): Noncontrolling interests in Operating Partnership	(14,267)	(5,652)	(16,212)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	(461)	(548)	(726)
Loss from continuing operations for diluted earnings per share	(167,469)	(68,012)	(186,663)
Loss from discontinued operations for diluted earnings per share	44,832	4,649	47,726
Net loss available for diluted earnings per share	$(122,637)	$(63,363)	$(138,937)

Weighted average common shares	100,812	100,265	99,893

Diluted EPS:
Loss from continuing operations available to common shareholders	$(1.66)	$(0.68)	$(1.87)
Loss from discontinued operations available to common shareholders	0.44	0.05	0.48
Net loss available to common shareholders	$(1.22)	$(0.63)	$(1.39)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Year Ended December 31,
	2023	2022	2021
Basic EPS Shares	91,883	91,046	90,839
Add: Operating Partnership – common and vested LTIP units	8,929	9,219	9,054
Diluted EPS Shares	100,812	100,265	99,893
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

Veris Residential, L.P.:

	Year Ended December 31,
Computation of Basic EPU	2023	2022	2021
Loss from continuing operations after income tax expense	$(157,193)	$(39,534)	$(157,265)
Add (deduct): Noncontrolling interests in consolidated joint ventures	2,319	3,079	4,595
Add (deduct): Redeemable noncontrolling interests	(7,618)	(25,534)	(25,977)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	(4,977)	(6,023)	(8,016)
Loss from continuing operations available to unitholders	(167,469)	(68,012)	(186,663)
Loss from discontinued operations available to unitholders	44,832	4,649	47,726
Net loss available to common unitholders for basic earnings per unit	$(122,637)	$(63,363)	$(138,937)

Weighted average common units	100,812	100,265	99,893

Basic EPU:
Loss from continuing operations available to unitholders	$(1.66)	$(0.68)	$(1.87)
Loss from discontinued operations available to unitholders	0.44	0.05	0.48
Net loss available to common unitholders for basic earnings per unit	$(1.22)	$(0.63)	$(1.39)

	Year Ended December 31,
Computation of Diluted EPU	2023	2022	2021
Net loss from continuing operations available to common unitholders	$(167,469)	$(68,012)	$(186,663)
Loss from discontinued operations for diluted earnings per unit	44,832	4,649	47,726
Net loss available to common unitholders for diluted earnings per unit	$(122,637)	$(63,363)	$(138,937)

Weighted average common unit	100,812	100,265	99,893

Diluted EPU:
Loss from continuing operations available to common unitholders	$(1.66)	$(0.68)	$(1.87)
Loss from discontinued operations available to common unitholders	0.44	0.05	0.48
Net loss available to common unitholders	$(1.22)	$(0.63)	$(1.39)
The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Year Ended December 31,
	2023	2022	2021
Basic EPU Units	100,812	100,265	99,893
Diluted EPU Units	100,812	100,265	99,893
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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2023, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $4.1 million.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the year ended December 31, 2023, the Company redeemed for cash 9,229 common units at their fair value of $142 thousand.
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
LTIP Units
From time to time, the Company has granted LTIP awards to executive officers/senior management of the Company. All of the LTIP Awards granted through January 2021 were in the form of units in the Operating Partnership, which were designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes. As a general matter, the profits interests characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to a common unit. If and when events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to common units on a one-for-one basis. After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to common units, LTIP Units may be converted on a one-for-one basis into common units. Common units in turn have a one-for-one relationship in value with shares of the General Partner’s common stock, and are redeemable on a one-for-one basis for cash or, at the election of the Company, shares of the General Partner’s common stock.
Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP units in the Operating Partnership for the years ended December 31, 2023, 2022 and 2021:

	Common Units/ Vested LTIP Units	Unvested LTIP Units
Balance at January 1, 2021	9,649,031	1,722,929
Redemption of common units for shares of common stock	(175,257)	—
Redemption of common units	(730,850)	—
Conversion of vested LTIP units to common units	205,434
Vested LTIP units	65,176	(270,610)
Issuance of units	—	334,449
Cancellation of units	—	(540,016)

Balance at December 31, 2021	9,013,534	1,246,752

Redemption of common units for shares of common stock	(11,508)	—
Redemption of common units	(110,084)	—
Conversion of vested LTIP units to common units	228,579
Vested LTIP units	181,000	(409,579)
Cancellation of units	—	(279,089)

Balance at December 31, 2022	9,301,521	558,084

Redemption of common units for shares of common stock	(820,540)	—
Redemption of common units	(9,229)	—
Conversion of vested LTIP units to common units	452,328	—
Vested LTIP units	(231,519)	(220,809)
Cancellation of units	—	(335,392)

Balance at December 31, 2023	8,692,561	1,883
Noncontrolling Interests Ownership in Operating Partnership
As of December 31, 2023 and 2022, the noncontrolling interests common unit and LTIP units holders owned 8.6 percent and 9.3 percent of the Operating Partnership, respectively.
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
17.    SEGMENT REPORTING
The Company operates in two business segments: (i) multifamily real estate and services and (ii) commercial and other real estate. The Company provides property management, leasing, acquisition, development, construction and tenant-related services for its multifamily real estate portfolio and commercial and other real estate located in the United States. The

Company’s multifamily services business also provides similar services for third parties. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.
The Company evaluates performance based upon net operating income from the combined properties and operations in each of its real estate segments (multifamily real estate and services, and commercial and other real estate). All properties classified as discontinued operations have been excluded.

Selected results of operations for the years ended December 31, 2023, 2022 and 2021, and selected asset information as of December 31, 2023 and 2022 regarding the Company’s operating segments are as follows. Amounts for prior periods have been restated to conform to the current period segment reporting presentation (dollars in thousands):

	Commercial & Other Real Estate	Multifamily Real Estate & Services (d)	Corporate & Other (e)	Total Company
Total revenues:
2023	$19,171	$259,523	$1,165	$279,859
2022	2,956	224,733	5,759	233,448
2021	14,936	171,030	8,679	194,645

Total operating and interest expenses (a):
2023	$14,267	$103,776	$187,652	$305,695
2022	(1,089)	114,448	123,154	236,513
2021	2,828	108,197	100,584	211,609

Equity in earnings (loss) of unconsolidated joint ventures:
2023	$—	$3,102	$—	$3,102
2022	—	1,200	—	1,200
2021	(111)	(4,139)	—	(4,250)

Net operating income (loss) (b):
2023	$4,904	$158,849	$(186,487)	$(22,734)
2022	4,045	111,485	(117,395)	(1,865)
2021	11,997	58,694	(91,905)	(21,214)

Total assets:
2023	$97,253	$3,119,602	$24,191	$3,241,046
2022	597,459	3,302,188	21,121	3,920,768

Total long-lived assets (c):
2023	$83,785	$2,929,884	$(1,854)	$3,011,815
2022	547,923	3,101,286	(1,330)	3,647,879

Total investments in unconsolidated joint ventures:
2023	$—	$117,954	$—	$117,954
2022	—	126,158	—	126,158
(a)Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; real estate services expenses; general and administrative, transaction-related costs and interest expense, net of interest and other investment income and other income, net. All interest expense, net of interest and other investment income (including for property-level mortgages interests, and interest cost of mandatorily redeemable noncontrolling interests) is included under Corporate & Other for all periods.
(b)Net operating income (loss) represents total revenues less total operating and interest expenses (as defined and classified in Note “a”), plus equity in earnings (loss) of unconsolidated joint ventures, for the periods.
(c)Long-lived assets are comprised of net investment in rental property and unbilled rents receivable.
(d)Segment assets and operations were owned through a consolidated and variable interest entity.
(e)Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, interest cost of mandatorily redeemable noncontrolling interests, non-property general and administrative expense), as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

Veris Residential, Inc.
The following schedule reconciles net operating income to net income (loss) available to common shareholders (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net operating income	$(22,734)	$(1,865)	$(21,214)
Add (deduct):
Depreciation and amortization (a)	(93,589)	(85,434)	(68,506)
Land and other impairments, net	(9,324)	(9,368)	(23,719)
Property impairments	(32,516)	—	—
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	—	—	3,023
Gain on disposition of developable land	7,068	57,262	2,115
Loss on sale from unconsolidated joint venture interests	—	—	(1,886)
Loss from extinguishment of debt, net	(5,606)	(129)	(47,078)
Loss from continuing operations before income tax expense	(156,701)	(39,534)	(157,265)
Provision for income taxes	(492)	—	—
Loss from continuing operations after income tax expense	(157,193)	(39,534)	(157,265)
Discontinued operations
Income (loss) from discontinued operations	3,150	(64,704)	22,174
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	41,682	69,353	25,552
Total discontinued operations, net	44,832	4,649	47,726
Net loss	(112,361)	(34,885)	(109,539)
Noncontrolling interests in consolidated joint ventures	2,319	3,079	4,595
Noncontrolling interests in Operating Partnership of income from continuing operations	14,267	5,652	16,212
Noncontrolling interests in Operating Partnership of income from discontinued operations	(3,872)	(378)	(4,333)
Redeemable noncontrolling interests	(7,618)	(25,534)	(25,977)
Net loss available to common shareholders	$(107,265)	$(52,066)	$(119,042)
(a)     Depreciation and amortization included in each segment for the years ending December 31, 2023, 2022 and 2021 is $7.4 million, $3.9 million and $3.0 million for Commercial & Other Real Estate, $85.1 million, $80.6 million and $64.6 million for Multifamily Real Estate & Services, and $1.1 million, $0.9 million and $0.9 million for Corporate & Other, respectively.

Veris Residential, L.P.
The following schedule reconciles net operating income to net income (loss) available to common unitholders (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net operating income	$(22,734)	$(1,865)	$(21,214)
Add (deduct):
Depreciation and amortization (a)	(93,589)	(85,434)	(68,506)
Land and other impairments, net	(9,324)	(9,368)	(23,719)
Property impairments	(32,516)	—	—
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	—	—	3,023
Gain on disposition of developable land	7,068	57,262	2,115
Loss on sale from unconsolidated joint venture interests	—	—	(1,886)
Loss from extinguishment of debt, net	(5,606)	(129)	(47,078)
Loss from continuing operations before income tax expense	(156,701)	(39,534)	(157,265)
Provision for income taxes	(492)	—	—
Income (loss) from continuing operations after income tax expense	(157,193)	(39,534)	(157,265)
Discontinued operations
Income (loss) from discontinued operations	3,150	(64,704)	22,174
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	41,682	69,353	25,552
Total discontinued operations, net	44,832	4,649	47,726
Net loss	(112,361)	(34,885)	(109,539)
Noncontrolling interests in consolidated joint ventures	2,319	3,079	4,595
Redeemable noncontrolling interests	(7,618)	(25,534)	(25,977)
Net loss available to common unitholders	$(117,660)	$(57,340)	$(130,921)
(a)     Depreciation and amortization included in each segment for the years ending December 31, 2023, 2022 and 2021 is $7.4 million, $3.9 million and $3.0 million for Commercial & Other Real Estate, $85.1 million, $80.6 million and $64.6 million for Multifamily Real Estate & Services, and $1.1 million, $0.9 million and $0.9 million for Corporate & Other, respectively.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2023
(dollars in thousands)
SCHEDULE III

Property Location	Property Type	Year Built	Acquired	Related Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition (c)	Gross Amount at Which Carried at Close of Period (a)		Total (d)	Accumulated Depreciation (b)

					Land	Building and Improvements		Land	Building and Improvements

NEW JERSEY
Bergen County
Park Ridge
The James	Multifamily		2022	—	12,047	114,208	584	12,047	114,792	126,839	4,419

Essex County
Millburn (Short Hills)
The Upton	Multifamily	2021	—	74,606	2,850	—	91,960	2,850	91,960	94,810	8,930

Hudson County
Jersey City
Harborside Plaza 5	Office	2002	2002		6,218	170,682	(8,422)	3,996	164,482	168,478	92,411
Haus25	Multifamily	2022		333,512	53,421	420,959	(384)	53,421	420,575	473,996	21,888
Liberty Towers	Multifamily	2003	2019	264,697	66,670	328,347	11,341	66,670	339,688	406,358	38,466
BLVD 475 N/S	Multifamily	2011	2017	164,944	58,761	240,871	8,471	58,761	249,342	308,103	49,205
Soho Lofts	Multifamily	2017	2019	158,126	27,601	224,039	6,060	27,601	230,099	257,700	32,837
BLVD 425	Multifamily	2003	2018	130,673	48,820	160,740	5,525	48,820	166,265	215,085	27,463
BLVD 401	Multifamily	2016	2019	116,642	36,595	152,440	391	36,595	152,831	189,426	20,555
Weehawken
100 Avenue at Port Imperial	Other	2016	2016	—	350	—	30,644	1,958	29,036	30,994	7,053
500 Avenue at Port Imperial	Other	2013	2013	31,480	13,099	56,669	(19,213)	13,099	37,456	50,555	9,894
RiverHouse 9 at Port Imperial	Multifamily	2021	—	109,221	2,686	—	154,575	2,686	154,575	157,261	11,925
RiverHouse 11 at Port Imperial	Multifamily	2018	2018	99,896	22,047	—	112,471	22,047	112,471	134,518	18,946
West New York
Port Imperial North Retail	Other	2008	2020	—	4,305	8,216	1,123	4,305	9,339	13,644	1,230

Morris County
Morris Plains
Signature Place	Multifamily	2018	2018	42,944	930	—	56,498	930	56,498	57,428	9,528

NEW YORK
Westchester County
Eastchester
Quarry Place at Tuckahoe	Multifamily	2016	2016	40,763	5,585	3,400	49,002	5,585	52,402	57,987		11,086

MASSACHUSETTS
Middlesex County
Malden
The Emery at Overlook Ridge	Multifamily	2020	2014	71,554	4,115	86,093	10,091	9,104	91,195	100,299		12,150

Suffolk County
East Boston
Portside at East Pier	Multifamily	2015	2016	55,252	—	73,713	861	—	74,574	74,574		19,008
Portside 2 at East Pier	Multifamily	2018	2018	96,809	—	37,114	77,324	—	114,438	114,438		19,654

Worcester County
Worcester
145 Front at City Square	Multifamily	2018	2015	62,778	4,380	—	92,306	4,380	92,306	96,686		16,933

Projects Under Development
and Developable Land				—	99,644	59,052	—	99,644	59,052	158,696		10,200

Furniture, Fixtures
and Equipment				—	—	—	103,613	—	103,613	103,613

TOTALS				1,853,897	470,124	2,136,543	784,821	474,499	2,916,989	3,391,488	(e)	443,781
(a)The aggregate cost for federal income tax purposes at December 31, 2023 was approximately $2.4 billion.
(b)Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(c)These costs are net of impairments and valuation allowances recorded, if any.

VERIS RESIDENTIAL, INC./VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTE TO SCHEDULE III
Changes in rental properties and accumulated depreciation for the periods ended December 31, 2023, 2022 and 2021 are as follows: (dollars in thousands)

	2023	2022	2021
Rental Properties
Balance at beginning of year	$4,046,122	$4,076,866	$4,638,643
Additions	25,661	845,900	1,002,342
Sales and assets held-for-sale	(608,276)	(747,407)	(1,522,994)
Impairments	(72,019)	(129,237)	(27,547)
Retirements/disposals	—	—	(13,578)
Balance at end of year	$3,391,488	$4,046,122	$4,076,866

Accumulated Depreciation
Balance at beginning of year	$631,910	$583,416	$656,331
Depreciation expense	94,590	102,476	102,062
Sales and assets held-for-sale	(243,217)	(28,924)	(159,541)
Impairments	(39,502)	(25,058)	(1,858)
Retirements/disposals	—	—	(13,578)
Balance at end of year	$443,781	$631,910	$583,416

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Articles of Restatement of Veris Residential, Inc. dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

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

3.5
Articles of Amendment to the Articles of Restatement of Veris Residential, Inc. as filed with the State Department of Assessments and Taxation of Maryland on June 16, 2023 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

3.6
Fourth Amended and Restated Bylaws of Veris Residential, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

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

3.14
Seventh Amendment dated as of March 13, 2019 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 19, 2019 and incorporated herein by reference).

3.15
Eighth Amendment dated as of March 28, 2019 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 28, 2019 and incorporated herein by reference).

3.16
Ninth Amendment, dated as of March 24, 2020, to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 26, 2020 and incorporated herein by reference).

3.17
Tenth Amendment, dated as of January 4, 2021, to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 4, 2021 and incorporated herein by reference).

3.18
Eleventh Amendment, dated as of December 10, 2021, to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 7, 2021 and incorporated herein by reference).

3.19
Certificate of Designation of 3.5% Series A Preferred Limited Partnership Units of Veris Residential, L.P. dated February 3, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 3, 2017 and incorporated herein by reference).

3.20
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

10.27
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

10.28
Parent Guaranty dated of Veris Residential, Inc. dated July 25, 2023 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

10.29
Subsidiary Guaranty of the subsidiary guarantors of Veris Residential, L.P. party thereto dated July 25, 2023 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on July 26, 2023 and incorporated herein by reference).

10.30
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

10.31	Veris Residential, Inc. Dodd-Frank Clawback Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 4, 2023 and incorporated herein by reference).

19.1*	Veris Residential, Inc. Policy on Insider Trading.

21.1*	Subsidiaries of the General Partner.

21.2*	Subsidiaries of the Operating Partnership.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the General Partner.

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the Operating Partnership.

31.1*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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

101.1*	The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104.1*	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL.
* filed herewith
# management contract or compensatory plan or arrangement

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date: February 21, 2024	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date: February 21, 2024	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)

	By:	Veris Residential, Inc.
its General Partner

Date: February 21, 2024	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date: February 21, 2024	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Tammy K. Jones	Chair of the Board	February 21, 2024
Tammy K. Jones

/s/ Mahbod Nia	Chief Executive Officer and Director	February 21, 2024
Mahbod Nia	(principal executive officer)

/s/ Amanda Lombard	Chief Financial Officer	February 21, 2024
Amanda Lombard	(principal financial officer and principal accounting officer)

/s/ Frederic Cumenal	Director	February 21, 2024
Frederic Cumenal

/s/ Ronald Dickerman	Director	February 21, 2024
Ronald Dickerman

/s/ A. Akiva Katz	Director	February 21, 2024
A. Akiva Katz

/s/ Nori Gerardo Lietz	Director	February 21, 2024
Nori Gerardo Lietz

/s/ Victor MacFarlane	Director	February 21, 2024
Victor MacFarlane

/s/ Howard S. Stern	Director	February 21, 2024
Howard S Stern

/s/ Stephanie L. Williams	Director	February 21, 2024
Stephanie L. Williams