Form 10-Q
period 2024-03-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2024-04-24
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
As of April 22, 2024, there were 92,583,859 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” "Veris," “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of March 31, 2024, the General Partner owned an approximate 91.4 percent common unit interest in the Operating Partnership. The remaining approximate 8.6 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
To help investors better understand the key differences between the General Partner and the Operating Partnership, certain information for the General Partner and the Operating Partnership in this report has been separated, as set forth below:
•Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Veris Residential, Inc. and Veris Residential, L.P.:
•Note 2. Significant Accounting Policies, where applicable;
•Note 13. Redeemable Noncontrolling Interests;
•Note 14. Veris Residential, Inc.’s Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital; and
•Note 15. Noncontrolling Interests in Subsidiaries.
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
The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Veris Residential, Inc.’s and Veris Residential, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The results of operations for the three-month periods ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	March 31, 2024	December 31, 2023
Rental property
Land and leasehold interests	$463,826	$474,499
Buildings and improvements	2,633,849	2,782,468
Tenant improvements	8,391	30,908
Furniture, fixtures and equipment	105,668	103,613
	3,211,734	3,391,488
Less – accumulated depreciation and amortization	(372,241)	(443,781)
	2,839,493	2,947,707
Real estate held for sale, net	66,975	58,608
Net investment in rental property	2,906,468	3,006,315
Cash and cash equivalents	112,701	28,007
Restricted cash	25,649	26,572
Investments in unconsolidated joint ventures	118,830	117,954
Unbilled rents receivable, net	1,542	5,500
Deferred charges and other assets, net	45,999	53,956
Accounts receivable	1,671	2,742

Total assets	$3,212,860	$3,241,046
LIABILITIES AND EQUITY
Mortgages, loans payable and other obligations, net	$1,853,149	$1,853,897
Dividends and distributions payable	5,642	5,540
Accounts payable, accrued expenses and other liabilities	53,839	55,492
Rents received in advance and security deposits	12,234	14,985
Accrued interest payable	6,486	6,580
Total liabilities	1,931,350	1,936,494

Commitments and contingencies

Redeemable noncontrolling interests	9,294	24,999

Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 92,385,167 and 92,229,424 shares outstanding	924	922
Additional paid-in capital	2,555,700	2,553,060
Dividends in excess of net earnings	(1,427,199)	(1,418,312)
Accumulated other comprehensive income	2,806	1,808
Total Veris Residential, Inc. stockholders’ equity	1,132,231	1,137,478

Noncontrolling interests in subsidiaries:
Operating Partnership	106,544	107,206
Consolidated joint ventures	33,441	34,869
Total noncontrolling interests in subsidiaries	139,985	142,075

Total equity	1,272,216	1,279,553

Total liabilities and equity	$3,212,860	$3,241,046
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
REVENUES	2024	2023
Revenue from leases	$60,642	$56,097
Real estate services	922	911
Parking income	3,745	3,728
Other income	2,031	1,862
Total revenues	67,340	62,598

EXPENSES
Real estate taxes	9,177	9,559
Utilities	2,271	2,063
Operating services	12,570	11,383
Real estate services expenses	5,242	1,943
General and administrative	11,088	10,281
Transaction related costs	516	1,027
Depreciation and amortization	20,117	21,788
Land and other impairments, net	—	3,396
Total expenses	60,981	61,440

OTHER (EXPENSE) INCOME
Interest expense	(21,500)	(22,014)
Interest and other investment income	538	116
Equity in earnings (losses) of unconsolidated joint ventures	254	(68)
Gain (loss) on disposition of developable land	784	(22)
Gain on sale of unconsolidated joint venture interests	7,100	—
Other income (expense), net	255	1,998
Total other (expense) income, net	(12,569)	(19,990)
Loss from continuing operations before income tax expense	(6,210)	(18,832)
Provision for income taxes	(59)	—
Loss from continuing operations after income tax expense	(6,269)	(18,832)
Discontinued operations:
Income from discontinued operations	252	1,822
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	1,548	780
Total discontinued operations, net	1,800	2,602
Net loss	(4,469)	(16,230)
Noncontrolling interests in consolidated joint ventures	495	587
Noncontrolling interests in Operating Partnership of income from continuing operations	523	2,277
Noncontrolling interests in Operating Partnership in discontinued operations	(155)	(241)
Redeemable noncontrolling interests	(297)	(6,366)
Net loss available to common shareholders	$(3,903)	$(19,973)

Basic earnings per common share:
Loss from continuing operations	$(0.06)	$(0.29)
Discontinued operations	0.02	0.02
Net loss available to common shareholders	$(0.04)	$(0.27)

Diluted earnings per common share:
Loss from continuing operations	$(0.06)	$(0.29)
Discontinued operations	0.02	0.02
Net loss available to common shareholders	$(0.04)	$(0.27)

Basic weighted average shares outstanding	92,275	91,226

Diluted weighted average shares outstanding	100,968	100,526
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,469)	$(16,230)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	1,092	(945)
Comprehensive loss	$(3,377)	$(17,175)
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	495	587
Comprehensive income attributable to redeemable noncontrolling interests	(297)	(6,366)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	274	2,123
Comprehensive loss attributable to common shareholders	$(2,905)	$(20,831)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended March 31, 2024	Shares	Par Value
Balance at January 1, 2024	92,229	$922	$2,553,060	$(1,418,312)	$1,808	$142,075	$1,279,553
Net loss	—	—	—	(3,903)	—	(566)	(4,469)
Shares issued under ATM Program, net	—	—	(55)	—	—	—	(55)
Common stock dividends	—	—	—	(4,984)	—	—	(4,984)
Unit distributions	—	—	—	—	—	(457)	(457)
Redeemable noncontrolling interests	—	—	—	—	—	(297)	(297)
Change in noncontrolling interests in consolidated joint ventures	—	—		—	—	(933)	(933)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	99	—	—	—	99
Stock compensation	258	3	4,197	—	—	—	4,200
Cancellation of restricted shares	(102)	(1)	(1,533)	—	—	—	(1,534)
Other comprehensive income	—	—	—	—	998	94	1,092
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(69)	—	—	69	—
Balance at March 31, 2024	92,385	$924	$2,555,700	$(1,427,199)	$2,806	$139,985	$1,272,216

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended March 31, 2023	Shares	Par Value
Balance at January 1, 2023	91,142	$911	$2,532,182	$(1,301,385)	$3,977	$163,652	$1,399,337
Net loss (income)	—	—	—	(19,973)	—	3,743	(16,230)
Redeemable noncontrolling interests	—	—	(4,516)	—	—	(6,827)	(11,343)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(562)	(562)
Redemption of common units for common stock	379	4	4,855	—	—	(4,859)	—
Redemption of common units	—	—	—	—	—	(16)	(16)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	110	—	—	—	110
Stock compensation	115	—	3,471	—	—	393	3,864
Cancellation of restricted shares	(16)	—	(247)	—	—	—	(247)
Other comprehensive loss	—	—	—	—	(858)	(87)	(945)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,002)	—	—	2,002	—
Balance at March 31, 2023	91,620	$915	$2,533,854	$(1,321,358)	$3,119	$157,439	$1,373,969

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net loss	$(4,469)	$(16,230)
Net income from discontinued operations	(1,800)	(2,602)
Net loss from continuing operations	(6,269)	(18,832)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	20,109	21,758
Amortization of deferred compensation stock units	99	110
Amortization of stock compensation	4,200	3,864
Amortization of deferred financing costs	1,242	1,187
Equity in earnings of unconsolidated joint ventures	(254)	68
(Gain) loss on disposition of developable land	(784)	22
Gain on sale of unconsolidated joint ventures	(7,100)	—
Land and other impairments, net	—	3,396
Gain on insurance proceeds	(255)	(1,998)
Changes in operating assets and liabilities:
Decrease in unbilled rents receivable, net	16	70
Decrease in deferred charges and other assets	3,909	2,634
Increase in accounts receivable, net	(131)	(48)
(Increase) decrease in accounts payable, accrued expenses and other liabilities	239	(6,698)
Increase in rents received in advance and security deposits	383	731
(Decrease) increase in accrued interest payable	(94)	281
Net cash flows provided by operating activities - continuing operations	15,310	6,545
Net cash flows provided by operating activities - discontinued operations	400	5,552

Net cash provided by operating activities	$15,710	$12,097

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	(3,228)	(2,375)
Development of rental property and other related costs	(2,329)	(2,925)
Proceeds from the sales of rental property	10,111	6,364
Proceeds from sale of investments in joint ventures	6,095	—
Repayment of notes receivable	24	769
Investment in unconsolidated joint ventures	(61)	(43)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,702	1,915
Proceeds from insurance settlements	255	2,939
Net cash provided by investing activities - continuing operations	12,569	6,644
Net cash provided by investing activities - discontinued operations	81,204	82,592

Net cash provided by investing activities	$93,773	$89,236

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$—	$16,000
Repayment of revolving credit facility	—	(16,000)
Repayment of mortgages, loans payable and other obligations	(1,760)	(84,128)
Redemption of redeemable noncontrolling interests, net	(15,700)	—
Payment of financing costs	(90)	(1,359)
Distribution to noncontrolling interests	(933)	—
Distributions to redeemable noncontrolling interests	(302)	(6,366)
Payment of common dividends and distributions	(5,339)	—
Share issuance proceeds (costs), net	(55)	—
Other financing activities	(1,533)	—
Net cash used in financing activities	$(25,712)	$(91,853)

Net increase in cash and cash equivalents	$83,771	$9,480
Cash, cash equivalents and restricted cash, beginning of period (1)	54,579	47,649

Cash, cash equivalents and restricted cash, end of period (2)	$138,350	$57,129
(1)Includes Restricted Cash of $26,572 and $20,867 as of December 31, 2023 and 2022, respectively.
(2)Includes Restricted Cash of $25,649 and $19,642 as of March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	March 31, 2024	December 31, 2023
Rental property
Land and leasehold interests	$463,826	$474,499
Buildings and improvements	2,633,849	2,782,468
Tenant improvements	8,391	30,908
Furniture, fixtures and equipment	105,668	103,613
	3,211,734	3,391,488
Less – accumulated depreciation and amortization	(372,241)	(443,781)
	2,839,493	2,947,707
Real estate held for sale, net	66,975	58,608
Net investment in rental property	2,906,468	3,006,315
Cash and cash equivalents	112,701	28,007
Restricted cash	25,649	26,572
Investments in unconsolidated joint ventures	118,830	117,954
Unbilled rents receivable, net	1,542	5,500
Deferred charges and other assets, net	45,999	53,956
Accounts receivable	1,671	2,742

Total assets	$3,212,860	$3,241,046
LIABILITIES AND EQUITY
Mortgages, loans payable and other obligations, net	1,853,149	1,853,897
Distributions payable	5,642	5,540
Accounts payable, accrued expenses and other liabilities	53,839	55,492
Rents received in advance and security deposits	12,234	14,985
Accrued interest payable	6,486	6,580
Total liabilities	1,931,350	1,936,494

Commitments and contingencies

Redeemable noncontrolling interests	9,294	24,999

Partners’ Capital:
General Partner, 92,385,167 and 92,229,424 common units outstanding	1,065,797	1,071,973
Limited partners, 8,693,503 and 8,692,561 common units/LTIPs outstanding	170,172	170,903
Accumulated other comprehensive income	2,806	1,808
Total Veris Residential, L.P. partners’ capital	1,238,775	1,244,684

Noncontrolling interests in consolidated joint ventures	33,441	34,869

Total equity	1,272,216	1,279,553

Total liabilities and equity	$3,212,860	$3,241,046
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended March 31,
REVENUES	2024	2023
Revenue from leases	$60,642	$56,097
Real estate services	922	911
Parking income	3,745	3,728
Other income	2,031	1,862
Total revenues	67,340	62,598
EXPENSES
Real estate taxes	9,177	9,559
Utilities	2,271	2,063
Operating services	12,570	11,383
Real estate services expenses	5,242	1,943
General and administrative	11,088	10,281
Transaction related costs	516	1,027
Depreciation and amortization	20,117	21,788
Land and other impairments, net	—	3,396
Total expenses	60,981	61,440
OTHER (EXPENSE) INCOME
Interest expense	(21,500)	(22,014)
Interest and other investment income	538	116
Equity in earnings (losses) of unconsolidated joint ventures	254	(68)
Gain (loss) on disposition of developable land	784	(22)
Gain on sale of unconsolidated joint venture interests	7,100	—
Other income (expense), net	255	1,998
Total other (expense) income, net	(12,569)	(19,990)
Loss from continuing operations before income tax expense	(6,210)	(18,832)
Provision for income taxes	(59)	—
Loss from continuing operations after income tax expense	(6,269)	(18,832)
Discontinued operations:
Income from discontinued operations	252	1,822
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	1,548	780
Total discontinued operations, net	1,800	2,602
Net loss	(4,469)	(16,230)
Noncontrolling interests in consolidated joint ventures	495	587
Redeemable noncontrolling interests	(297)	(6,366)
Net loss available to common unitholders	$(4,271)	$(22,009)
Basic earnings per common unit:
Loss from continuing operations	$(0.06)	$(0.29)
Discontinued operations	0.02	0.02
Net loss available to common unitholders	$(0.04)	$(0.27)
Diluted earnings per common unit:
Loss from continuing operations	$(0.06)	$(0.29)
Discontinued operations	0.02	0.02
Net loss available to common unitholders	$(0.04)	$(0.27)

Basic weighted average units outstanding	100,968	100,526

Diluted weighted average units outstanding	100,968	100,526
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,469)	$(16,230)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	1,092	(945)
Comprehensive loss	$(3,377)	$(17,175)
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	495	587
Comprehensive income attributable to redeemable noncontrolling interests	(297)	(6,366)
Comprehensive loss attributable to common unitholders	$(3,179)	$(22,954)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended March 31, 2024	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2024	92,229	8,693	$1,071,973	$170,903	$1,808	$34,869	$1,279,553
Net loss	—	—	(3,903)	(368)	—	(198)	(4,469)
Shares issued under ATM Program, net	—	—	(55)	—	—	—	(55)
Unit distributions	—	—	(4,984)	(457)	—	—	(5,441)
Redeemable noncontrolling interests	—	—	—	—	—	(297)	(297)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(933)	(933)
Vested LTIP units	—	1	—	—	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	99	—	—	—	99
Other comprehensive income	—	—	—	94	998	—	1,092
Stock compensation	258	—	4,200	—	—	—	4,200
Cancellation of restricted shares	(102)	—	(1,534)	—	—	—	(1,534)
Balance at March 31, 2024	92,385	8,694	$1,065,797	$170,172	$2,806	$33,441	$1,272,216

For the Three Months Ended March 31, 2023	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2023	91,142	9,301	$1,163,935	$193,882	$3,977	$37,543	$1,399,337
Net (loss) income	—	—	(19,973)	(2,036)	—	5,779	(16,230)
Redeemable noncontrolling interests	—	—	(4,516)	(461)	—	(6,366)	(11,343)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(562)	(562)
Vested LTIP units	—	195	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	379	(379)	4,859	(4,859)	—	—	—
Redemption of limited partners common units	—	(1)	—	(16)	—	—	(16)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	110	—	—	—	110
Other comprehensive loss	—	—	—	(87)	(858)	—	(945)
Stock compensation	115	—	3,471	393	—	—	3,864
Cancellation of restricted shares	(16)	—	(247)	—	—	—	(247)
Balance at March 31, 2023	91,620	9,116	$1,147,640	$186,816	$3,119	$36,394	$1,373,969

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net loss	$(4,469)	$(16,230)
Net income from discontinued operations	(1,800)	(2,602)
Net loss from continuing operations	(6,269)	(18,832)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	20,109	21,758
Amortization of deferred compensation stock units	99	110
Amortization of stock compensation	4,200	3,864
Amortization of deferred financing costs	1,242	1,187
Equity in earnings of unconsolidated joint ventures	(254)	68
Gain (loss) on disposition of developable land	(784)	22
Loss on sale of unconsolidated joint ventures	(7,100)	—
Land and other impairments, net	—	3,396
Gain on insurance proceeds	(255)	(1,998)
Changes in operating assets and liabilities:
Decrease in unbilled rents receivable, net	16	70
Decrease in deferred charges and other assets	3,909	2,634
Increase in accounts receivable, net	(131)	(48)
(Increase) decrease in accounts payable, accrued expenses and other liabilities	239	(6,698)
Increase in rents received in advance and security deposits	383	731
(Decrease) increase in accrued interest payable	(94)	281
Net cash flows provided by operating activities - continuing operations	15,310	6,545
Net cash flows provided by operating activities - discontinued operations	400	5,552

Net cash provided by operating activities	$15,710	$12,097

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	(3,228)	(2,375)
Development of rental property and other related costs	(2,329)	(2,925)
Proceeds from the sales of rental property	10,111	6,364
Proceeds from sale of investments in joint ventures	6,095	—
Repayment of notes receivable	24	769
Investment in unconsolidated joint ventures	(61)	(43)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,702	1,915
Proceeds from insurance settlements	255	2,939
Net cash provided by investing activities - continuing operations	12,569	6,644
Net cash provided by investing activities - discontinued operations	81,204	82,592

Net cash provided by investing activities	$93,773	$89,236

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$—	$16,000
Repayment of revolving credit facility	—	(16,000)
Repayment of mortgages, loans payable and other obligations	(1,760)	(84,128)
Redemption of redeemable noncontrolling interests, net	(15,700)	—
Payment of financing costs	(90)	(1,359)
Contribution from noncontrolling interests	(933)	—
Distributions to redeemable noncontrolling interests	(302)	(6,366)
Payment of common dividends and distributions	(5,339)	—
Share issuance proceeds (costs), net	(55)	—
Other financing activities	(1,533)	—
Net cash used in financing activities	$(25,712)	$(91,853)

Net increase in cash and cash equivalents	$83,771	$9,480
Cash, cash equivalents and restricted cash, beginning of period (1)	54,579	47,649

Cash, cash equivalents and restricted cash, end of period (2)	$138,350	$57,129
(1)Includes Restricted Cash of $26,572 and $20,867 as of December 31, 2023 and 2022, respectively.
(2)Includes Restricted Cash of $25,649 and $19,642 as of March 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.4 and 91.4 percent common unit interest in the Operating Partnership as of March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024, the Company owned or had interests in 23 multifamily rental properties, as well as non-core assets comprised of four parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 20 wholly-owned or Company-controlled properties comprised of 17 multifamily properties and three non-core assets, and (b) seven properties owned by unconsolidated joint ventures in which the Company has investment interests, including six multifamily properties and one non-core asset. The Properties are located in three states in the Northeast, plus the District of Columbia.
Upon completion of the sale of the last remaining non-strategic office asset in the first quarter of 2024, the Company reassessed its reportable segments as the business activities are managed and evaluated on a consolidated basis. The Company evaluates performance based upon net operating income from the combined properties and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").
BASIS OF PRESENTATION
The accompanying consolidated financial statements reflect all accounts of the Company, including its controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. See Note 2 to the 2023 10-K: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.
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
As of March 31, 2024 and December 31, 2023, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P., have total real estate assets of $447.8 million and $449.8 million, respectively, other assets of $7.2 million and $6.7 million, respectively, mortgages of $285.8 million and $285.2 million, respectively, and other liabilities of $16.0 million and $14.7 million, respectively.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2023, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.
Dividends and Distributions Payable
The Board of Directors considers a variety of factors when setting the Company's dividends including the Company’s earnings, income tax projections, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

On February 27, 2024, the Company declared a $0.0525 dividend per common share, which was paid on April 16, 2024 to shareholders of record as of the close of business on April 3, 2024.

At March 31, 2024 and December 31, 2023, the balance of the distributions payable was $5.6 million and $5.5 million, respectively.
Impact of Recently-Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The guidance requires incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. There are aspects of this ASU that apply to entities with one reportable segment. The Company is currently evaluating the impact of adopting ASU 2023-07 will have on the Company's consolidated financial statements.
3.    INVESTMENTS IN RENTAL PROPERTIES
Dispositions of Rental Properties and Developable Land
The Company disposed of the following rental properties during the three months ended March 31, 2024 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds	Net Carrying Value	Discontinued Operations Realized Gains (Losses)/ Unrealized Losses, net
03/20/24	Harborside 5	Jersey City, New Jersey	1	977,225	Office	$81,515	$81,228	$287
	Others (a)							1,261

Totals			1	977,225		$81,515	$81,228	$1,548
(a)Others represent resolution of estimated accrued expenses from various previously sold rental properties.

The Company disposed of the following developable land holding during the three months ended March 31, 2024 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value	Realized Gains (Losses)/ Unrealized Losses, net
01/03/24	2 Campus	Parsippany-Troy Hills, New Jersey	$10,155	$9,371	$784
Totals			$10,155	$9,371	$784
Dispositions of Unconsolidated Joint Venture
In January 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million during the three months ended March 31, 2024.
Real Estate Held for Sale
As of March 31, 2024, the Company had classified as held for sale several developable land parcels, which are located in Roseland and Jersey City, New Jersey. The following table summarizes the real estate held for sale, net:

(dollars in thousands)	March 31, 2024	December 31, 2023
Land	$60,916	$59,464
Building & Other	16,603	9,688
Less: Accumulated depreciation	—	—
Less: Cumulative unrealized losses on property held for sale	(10,544)	(10,544)
Real estate held for sale, net	$66,975	$58,608
In April 2024, the developable land parcels located in Jersey City, New Jersey classified as held for sale as of March 31, 2024 were sold for gross proceeds of $54.0 million.
Discontinued Operations
The Company has discontinued operations related to its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) which represented a strategic shift in the Company’s operations. During the first quarter of 2024, the Company identified one additional office property as discontinued operations. See Note 7: Discontinued Operations.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2024, the Company had an aggregate investment of approximately $119 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of March 31, 2024, the unconsolidated joint ventures owned: six multifamily properties totaling 2,087 apartment units, a retail property aggregating approximately 51,000 square feet and interests and/or rights to developable land parcels able to accommodate up to 829 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.8 million and $0.9 million for such services in the three months ended March 31, 2024 and 2023, respectively. The Company had $0.4 million and $0.7 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.
The following is a summary of the Company's unconsolidated joint ventures as of March 31, 2024 and December 31, 2023 (dollars in thousands):

						Property Debt
Entity / Property Name	Number of Apartment Units		Company's Effective Ownership % (a)	Carrying Value		As of March 31, 2024			Interest Rate

				March 31, 2024	December 31, 2023	Balance	Maturity Date
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	130	units	(c)	$1,552	$908	$40,167	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	4,306	4,506	82,000	11/10/26		3.21%
The Capstone at Port Imperial	360	units	40.00%	22,518	21,361	135,000	12/22/24	SOFR+	1.20%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	31,985	32,022	88,927	07/01/33		4.82%
Urby at Harborside (e)	762	units	85.00%	56,372	57,060	185,017	08/01/29		5.20%
PI North - Land (b) (f)	829	potential units	20.00%	1,678	1,678	—	—		—
Other (g)				419	419	—	—		—
Totals:				$118,830	$117,954	$561,303
(a)Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
(b)The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.
(c)Through the joint venture, the Company owns a 25 percent interest in a 130-unit multifamily rental property ("The Metropolitan at 40 Park") and also owns a 25 percent interest in a 50,973 square feet retail building ("Shops at 40 Park"). In January 2024, the joint venture sold the 59-unit, five story multifamily rental property ("Lofts at 40 Park") for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million during the three months ended March 31, 2024
(d)Property debt balance as of March 31, 2024 consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $34.1 million, bears interest at SOFR +2.85%, matures on October 10, 2024; and (ii) an interest only loan, collateralized by the Shops at 40 Park, with a balance of $6.1 million, bears interest at SOFR +2.00% and matures on January 9, 2025. Proceeds from the sale of Lofts at 40 Park were used to repay an interest-only loan with a balance of $17.2 million in January 2024.
(e)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.
(f)The Company owns a 20 percent residual interest in undeveloped land parcels: parcel 6 and parcel I that can accommodate the development of 829 apartment units.
(g)The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended March 31,
Entity / Property Name	2024	2023
Multifamily
Metropolitan and Lofts at 40 Park (a)	$(427)	$(282)
RiverTrace at Port Imperial	159	137
Capstone at Port Imperial	49	(187)
Riverpark at Harrison	68	337
Station House	(38)	(97)
Urby at Harborside	503	66
PI North - Land	(60)	(40)
Liberty Landing	—	(2)

Company's equity in earnings of unconsolidated joint ventures (b)	$254	$(68)
(a)In January 2024, the joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million during the three months ended March 31, 2024.
(b)Amounts are net of amortization of basis differences of $154 thousand for each of the three months ended March 31, 2024 and 2023.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	March 31, 2024	December 31, 2023
Deferred leasing costs	$4,374	$8,324
Deferred financing costs - revolving credit facility (a)	846	771
	5,220	9,095
Accumulated amortization	(3,278)	(5,063)
Deferred charges, net	1,942	4,032
In-place lease values, related intangibles and other assets, net	9,901	10,034
Right of use assets (b)	5,912	6,161
Prepaid expenses and other assets, net	28,244	33,729

Total deferred charges and other assets, net	$45,999	$53,956
(a)Deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are netted against those debt liabilities for all periods presented. See Note 2 to the Company's 2023 10-K: Significant Accounting Policies – Deferred Financing Costs.

(b)This amount has a corresponding liability of $7.2 million and $7.4 million as of March 31, 2024 and December 31, 2023, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease agreements for further details.
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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $3.0 million will be reclassified as a decrease to interest expense.
As of March 31, 2024, the Company had four interest rate caps outstanding with a notional amount of $304.2 million designated as cash flow hedges of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (dollars in thousands):

Asset Derivatives designated as hedging instruments	Fair Value		Balance sheet location
	March 31, 2024	December 31, 2023
Interest rate caps	$4,101	$5,098	Deferred charges and other assets
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (a)		Total Amount of Interest Expense presented in the consolidated statements of operations
Three months ended March 31,	2024	2023		2024	2023	2024	2023
Interest Rate Caps	$966	$(524)	Interest expense	$1,058	$421	$(21,500)	$(22,014)
(a)Excludes net gains of $1.2 million and $0 recognized on unconsolidated jointly owned investments during the three months ended March 31, 2024 and 2023, respectively.
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
As of March 31, 2024, the Company did not have any interest rate derivatives in a net liability position.
6.    RESTRICTED CASH
Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	March 31, 2024	December 31, 2023
Security deposits	$10,186	$9,996
Escrow and other reserve funds	15,463	16,576

Total restricted cash	$25,649	$26,572

7.    DISCONTINUED OPERATIONS
During the first quarter of 2024, the Company sold the last office property, representing the completion of the sale of the Office Portfolio. As the sale of the Office Portfolio represented a strategic shift in the Company’s operations, the results of these sold properties are being classified as discontinued operations for all periods presented.
The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Total Revenues	$2,999	$21,008
Operating and other expenses, net	(2,284)	(11,397)
Depreciation and amortization	(668)	(6,966)
Interest Expense	—	(822)
Equity in earnings of unconsolidated joint ventures	205	—

Income from discontinued operations	252	1,823

Realized gain (loss) on disposition of rental property	1,548	779
Realized gain (loss), net	1,548	779

Total discontinued operations, net	$1,800	$2,602
8.    REVOLVING CREDIT FACILITY AND TERM LOANS
On July 25, 2023, the Company entered into a revolving credit and term loan agreement (“2023 Credit Agreement”) with a group of two lenders that provides for a $60 million senior secured revolving credit facility (the “2023 Revolving Credit Facility”) and a $115 million senior secured term loan facility (the “2023 Term Loan”). During the fourth quarter of 2023, the Company fully repaid the remaining balances of the 2023 Term Loan and 2023 Revolving Credit Facility. On April 22, 2024, the Company terminated the 2023 Credit Agreement for both the 2023 Credit Facility and 2023 Term Loan.
On April 22, 2024, the Company entered into a revolving credit and term loan agreement (the "2024 Credit Agreement") with a group of eight lenders that provides for a $300 million senior secured revolving credit facility (the "2024 Revolving Credit Facility") and a $200 million senior secured term loan facility (the "2024 Term Loan").

The terms of the 2024 Revolving Credit Facility include: (1) a three-year term ending in April 2027, subject to one twelve-month extension option; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $300 million; (3) a first priority lien on no fewer than five properties with an aggregate appraised value of at least $900 million, initially consisting of (i) The James; and the following additional identified properties to be added to the collateral pool at a subsequent date, (ii) 145 Front at City Square; (iii) Signature Place; (iv) Soho Lofts; and (v) Liberty Towers (collectively, the “Collateral Pool Properties”); and (4) a commitment fee payable quarterly ranging from 25 basis points to 35 basis points per annum on the daily unused amount of the 2024 Revolving Credit Facility.

The terms of the 2024 Term Loan included: (1) a three-year term ending in April 2027, subject to one twelve-month extension option; (2) up to three delayed draws prior to April 22, 2025 of the term loan commitments up to an aggregate principal amount of $200 million; (3) a first priority lien in the Collateral Pool Properties; and (iv) a ticking fee payable quarterly equal to 35 basis points per annum on the daily unused amount of the 2024 Term Loan Facility.

The Company may request increases in the principal amount of the 2024 Revolving Credit Facility and/or new term loans under the 2024 Term Loan Facility in an aggregate amount of up to $200 million, which shall be subject to commercially reasonable syndication efforts.

Interest on borrowings under the 2024 Revolving Credit Facility and the 2024 Term Loan shall be based on applicable interest rate (the “Interest Rate”) plus a margin ranging from 100 basis points to 200 basis points (the “Applicable Rate”) depending on the Interest Rate elected. With respect to borrowings under the 2024 Revolving Credit Facility and the 2024 Term Loan, the Interest Rate shall be either (A) the Alternative Base Rate plus the Applicable Rate and/or (B) the Adjusted Term SOFR Rate plus the Applicable Rate or, with respect to the 2024 Revolving Credit Facility only, (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Rate. As used herein: “Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate, plus 10 basis points; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”) plus 10 basis points.
The General Partner and certain subsidiaries of the Operating Partnership are the guarantors of the obligations of the Operating Partnership under the 2024 Credit Agreement, and certain subsidiaries of the Operating Partnership also granted the lenders a security interest in certain subsidiary guarantors in order to further secure the obligations, liabilities and indebtedness of the Operating Partnership under the 2024 Credit Agreement.
The 2024 Credit Agreement, which applies to both the 2024 Revolving Credit Facility and the 2024 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios (prior to the Operating Partnership’s election of equity-secured financial covenants) relating to (a) the maximum total leverage ratio (65%), (b) the minimum debt service coverage ratio (1.25 times), (c) the minimum tangible net worth ratio (80% of tangible net worth as of April 22, 2024 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), (d) the maximum unhedged variable rate debt ratio (30%), and (e) financial ratios (after the Operating Partnership's election of equity-secured financial covenants) relating to (i) the maximum total leverage ratio (60 percent), (ii) the minimum debt service coverage ratio (1.50 times), (iii) the minimum tangible net worth ratio (80% of tangible net worth as of April 22, 2024 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), and (iv) the maximum unhedged variable rate debt ratio (30%).
As of March 31, 2024 and December 31, 2023, the Company had no borrowings outstanding under its term loan and revolving credit facilities.
The Company was in compliance with its debt covenants under its revolving credit facility as of March 31, 2024.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties. As of March 31, 2024, 17 of the Company’s properties, with a total carrying value of approximately $2.6 billion, are encumbered by the Company's mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of March 31, 2024.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2024 and December 31, 2023 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	March 31, 2024	December 31, 2023	Maturity
Signature Place	Nationwide Life Insurance Company		3.74%	$43,000	$43,000	08/01/24
Liberty Towers	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Portside 2 at East Pier (b)	New York Life Insurance Company		4.56%	96,613	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	117,000	117,000	08/10/26
Portside at East Pier (c)	KKR	SOFR+	2.75%	56,500	56,500	09/07/26
The Upton (d)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square (e)	US Bank	SOFR+	1.84%	62,746	63,000	12/10/26
RiverHouse 9 at Port Imperial (f)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475 N/S	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Haus25	Freddie Mac		6.04%	343,061	343,061	09/01/28
RiverHouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (g)	Flagstar Bank		3.77%	158,034	158,777	07/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	31,511	31,645	12/01/29
The Emery at Overlook Ridge (h)	Flagstar Bank		3.21%	71,758	72,000	01/01/31

Principal balance outstanding				1,867,223	1,868,983
Unamortized deferred financing costs				(14,074)	(15,086)

Total mortgages, loans payable and other obligations, net				$1,853,149	$1,853,897
(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.
(b)The Company has guaranteed 10 percent of the outstanding principal, subject to certain conditions.
(c)On August 10, 2023, the Company refinanced the Freddie Mac fixed rate loan. Additionally, a 3-year cap at a strike rate of 3.5% was placed, expiring in September 2026.
(d)As of March 31, 2024, an interest-rate cap agreement was in place for this mortgage loan with a strike rate of 1.0%, expiring in October 2024.
(e)On September 30, 2023 the Company placed a 9-month SOFR cap at a strike rate of 4.0%. On April 22, 2024, the Company notified the lender of its intention to prepay the outstanding loan amount in full on May 22, 2024.
(f)As of March 31, 2024, an interest-rate cap agreement was in place for this mortgage loan, with a strike rate of 3.0%, expiring in June 2024.
(g)Effective rate reflects the fixed rate period, which ends in July 1, 2024. After that period ends, the Company must make a one-time election of how to compute the interest rate for this loan: (a) the floating-rate option, the sum of the highest prime rate as published in the New York Times on each applicable Rate Change Date plus 2.75% annually or (b) the fixed-rate option, the sum of the Five Year Fixed Rate Advance of the Federal Home Loan Bank of New York in effects as of the first business day of the month which is three months prior to the Rate Change Date plus 3.00% annually.
(h)Effective rate reflects the fixed rate period, which ends on January 1, 2026. After that period ends, the Company must make a one-time election of how to compute the interest rate for this loan: (a) the floating-rate option, the sum of the highest prime rate as published in the New York Times on each applicable Rate Change Date plus 2.75% annually or (b) the fixed-rate option, the sum of the Five Year Fixed Rate Advance of the Federal Home Loan Bank of New York in effects as of the first business day of the month which is three months prior to the Rate Change Date plus 3.00% annually.
Cash Paid for Interest and Interest Capitalized
Cash paid for interest for the three months ended March 31, 2024 and 2023 was $19.5 million and $20.5 million (of which zero and $1.1 million pertained to properties classified as discontinued operations), respectively. No interest was capitalized by the Company for the three months ended March 31, 2024 and 2023.

Summary of Indebtedness

(dollars in thousands)	March 31, 2024		December 31, 2023
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt (a)	$1,853,149	4.34%	$1,853,897	4.34%

Totals/Weighted Average:	$1,853,149	4.34%	$1,853,897	4.34%
(a) As of March 31, 2024 and December 31, 2023, includes debt with interest rate caps outstanding with a notional amount of $304.2 million and $304.5 million, respectively.
10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax and post-tax contributions, as well as any matching or profit sharing contributions made on their behalf by the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2024 and 2023 was $152 thousand and $147 thousand, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2024 and December 31, 2023. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Items Measured at Fair Value on a Recurring Basis
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2024 and December 31, 2023.
The fair value of the Company’s long-term debt, consisting of mortgages, loans payable and other obligations aggregated approximately $1.8 billion and $1.8 billion as compared to the book value of approximately $1.9 billion and $1.9 billion as of March 31, 2024 and December 31, 2023, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
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
There were no impairment charges recognized during the three months ended March 31, 2024 and 2023.
12.    COMMITMENTS AND CONTINGENCIES
PILOT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties as follows:

				PILOT Payments
Property Name	Location	Asset Type	PILOT Expiration Dates	Three Months Ended March 31,
				2024	2023
				(Dollars in Thousands)
BLVD 401 (Marbella 2) (a)	Jersey City, NJ	Multifamily	4/2026	$442	$403
RiverHouse 11 at Port Imperial (b)	Weehawken, NJ	Multifamily	7/2033	457	374
Port Imperial 4/5 Hotel (c)	Weehawken, NJ	Hotel	12/2033	—	224
RiverHouse 9 at Port Imperial (d)	Weehawken, NJ	Multifamily	6/2046	407	382
Haus25 (e)	Jersey City, NJ	Mixed-Use	3/2047	697	574
The James (f)	Park Ridge, NJ	Multifamily	6/2051	206	143
Total PILOT taxes				$2,209	$2,100

(a)The annual PILOT is equal to ten percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined.
(b)The annual PILOT is equal to 12 percent of Gross Revenues for years 1-5, 13 percent for years 6-10 and 14 percent for years 11-15, as defined.
(c)The annual PILOT is equal to two percent of Total Project Costs, as defined. The property was disposed of during the first quarter of 2023.
(d)The annual PILOT is equal to 11 percent of Gross Revenues for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined.
(e)For a term of 25 years following substantial completion, which occurred in April 2022. The annual PILOT is equal to seven percent of Gross Revenues, as defined.
(f)The property was acquired in July 2022. For a term of 30 years following substantial completion which occurred in June 2021. The annual PILOT is equal to 10 percent of Gross Revenues for years 1-10, 11.5 percent for years 11-21 and 12.5 percent for years 22-30, as defined.
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

OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, as of March 31, 2024 and December 31, 2023, are as follows (dollars in thousands):

Year	As of March 31, 2024 Amount
April 1 through December 31, 2024	$954
2025	1,279
2026	1,279
2027	1,280
2028	494
2029 through 2101	31,447
Total lease payments	36,733
Less: imputed interest	(29,579)

Total	$7,154

Year	As of December 31, 2023 Amount
2024	$1,272
2025	1,279
2026	1,279
2027	1,280
2028	494
2029 through 2101	31,447
Total lease payments	37,051
Less: imputed interest	(29,700)

Total	$7,351
Office and ground lease expenses incurred by the Company amounted to $646 thousand and $265 thousand for the three months ended March 31, 2024 and 2023, respectively.
The Company had capitalized operating leases for one office and two ground leases, which had balances of $3.9 million and $2.1 million, respectively, at March 31, 2024. Such amounts represents the net present value (“NPV”) of future payments detailed above. The one office and two ground leases used incremental borrowing rates of 6.0 percent and 7.6 percent, respectively, to arrive at the NPV and have weighted average remaining lease terms of 4.0 years and 77.3 years, respectively. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
OTHER
During the first quarter of 2024, the Company determined that the applicable conditions required to earn the stay-on award agreements with 20 employees were satisfied, and as a result, the corresponding cash and stock awards were deemed earned and payable. The total cost of such awards was approximately $2.6 million, including the issuance of 42,095 shares of the Company’s common stock, of which $1.3 million and $1.3 million was recorded in General and administrative and Real estate services expenses, respectively, on the Company's Consolidated Statements of Operations. At March 31, 2024,

the Company recorded a $2.0 million liability related to the cash awards within Accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets, which was paid in April 2024.
13.    REDEEMABLE NONCONTROLLING INTERESTS
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
During the three months ended March 31, 2024, the remaining 15,700 Series A Preferred Units were redeemed for cash at the stated value. At March 31, 2024, there were 9,213 Series A-1 Preferred Units outstanding.
Summary of Redeemable Noncontrolling Interests
The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine section for the three months ended March 31, 2024 and 2023, respectively (dollars in thousands):

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2024	$24,999	$—	$24,999
Redemption/Payout	(15,700)	—	(15,700)
Income Attributed to Noncontrolling Interests	297	—	297
Distributions	(302)	—	(302)
Balance at March 31, 2024	$9,294	$—	$9,294

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2023	$40,231	$475,000	$515,231
Income Attributed to Noncontrolling Interests	350	6,016	6,366
Distributions	(350)	(6,016)	(6,366)
Redemption Value Adjustment	—	4,977	4,977
Balance at March 31, 2023	$40,231	$479,977	$520,208
14.    VERIS RESIDENTIAL, INC. STOCKHOLDERS’ EQUITY AND VERIS RESIDENTIAL, L.P.’S PARTNERS’ CAPITAL
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
The following table reflects the activity of the General Partner capital for the three months ended March 31, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Opening Balance	$1,137,478	$1,235,685
Net loss available to common shareholders	(3,903)	(19,973)
Shares issued under ATM Program, net	(55)	—
Common stock distributions	(4,984)	—
Redeemable noncontrolling interests	—	(4,516)
Redemption of common units for common stock	—	4,859
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	1
Directors' deferred compensation plan	99	110
Stock Compensation	4,200	3,471
Cancellation of common stock	(1,534)	(247)
Other comprehensive (loss) income	998	(858)
Rebalancing of ownership percent between parent and subsidiaries	(69)	(2,002)
Balance at March 31	$1,132,231	$1,216,530
Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.

ATM PROGRAM
On November 15, 2023, we reestablished a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (“ATM Forwards”). Effective as of that date, the Company terminated a prior ATM Program that was established on December 13, 2021, under which we were able to offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $200 million, with a syndicate of banks. As of March 31, 2024, the Company had not sold any shares pursuant to the ATM Program.
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
INCENTIVE STOCK PLAN
In May 2013, the General Partner established the 2013 Incentive Stock Plan under which a total of 4,600,000 shares has been reserved for issuance. In June 2021, stockholders of the Company approved the Amended and Restated 2013 Incentive Stock Plan (as so amended and restated, the "2013 Plan") to increase the total shares reserved for issuance under the plan from 4,600,000 to 6,565,000 shares.
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
There were no stock options that were exercised under any stock option plans for the three months ended March 31, 2024 and 2023, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of March 31, 2024 and December 31, 2023, the stock options outstanding had a weighted average remaining contractual life of approximately 3.3 years and 3.6 years, respectively.
The Company recognized stock compensation expense related to stock options of $338 thousand and $322 thousand for the three months ended March 31, 2024 and 2023, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards ("RSAs") in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the RSAs issued is based on time and service. On June 14, 2023, the Company issued RSAs to non-employee members of the Board of Directors, of which 54,184 unvested RSAs were outstanding at March 31, 2024.
The Company recognized stock compensation expense related to RSAs of $230 thousand and $175 thousand for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the Company had $189 thousand of total unrecognized compensation cost related to unvested RSAs granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 0.2 years.
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
A portion of the RSUs are subject to time-based vesting conditions and will vest over a three-year period ("TRSUs"). As of March 31, 2024, there are 965,546 TRSUs outstanding and unvested.
Additionally, in April 2022, the General Partner granted 59,707 TRSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08. As of March 31, 2024, there are 24,036 TRSUs classified as inducement awards outstanding and unvested.
Another portion of the annual LTIP Awards have market-based vesting conditions ("PRSUs"), and recipients will only earn the full amount of the PRSUs if, over the three-year performance period, the General Partner achieves an absolute Total Shareholder Return ("TSR") target and if the General Partner’s relative TSR as compared to a group of peer REITs exceeds certain thresholds. The market-based award targets are determined annually by the compensation committee of the Board of Directors. As of March 31, 2024, there are 1,034,499 PRSUs outstanding and unvested.
In addition, the Company has granted RSUs with a three-year cliff vest subject to the achievement of adjusted funds from operations targets ("OPRSUs"). As of March 31, 2024, there are 950,018 OPRSUs outstanding and unvested.
The Company recognized stock compensation expense related to LTIP awards of $3.6 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the Company had $17.4 million of total unrecognized compensation cost related to unvested LTIP Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2.4 years.
All currently outstanding and unvested RSU LTIP Awards provided to the executive officers, senior management, and certain other employees were issued under the 2013 Plan or as inducement awards.
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
During the three months ended March 31, 2024 and 2023, deferred stock units earned were 7,109 and 7,571, respectively. As of March 31, 2024 and December 31, 2023, there were 85,084 and 77,975 deferred stock units outstanding, respectively.
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
The following information presents the Company’s results for the three months ended March 31, 2024 and 2023 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended March 31,
Computation of Basic EPS	2024	2023
Loss from continuing operations after income tax expense	$(6,269)	$(18,832)
Add (deduct): Noncontrolling interests in consolidated joint ventures	495	587
Add (deduct): Noncontrolling interests in Operating Partnership	523	2,277
Add (deduct): Redeemable noncontrolling interests	(297)	(6,366)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	—	(4,516)
Loss from continuing operations available to common shareholders	(5,548)	(26,850)
Income from discontinued operations available to common shareholders	1,645	2,361
Net loss available to common shareholders for basic earnings per share	$(3,903)	$(24,489)

Weighted average common shares	92,275	91,226

Basic EPS:
Loss from continuing operations available to common shareholders	$(0.06)	$(0.29)
Income from discontinued operations available to common shareholders	0.02	0.02
Net loss available to common shareholders	$(0.04)	$(0.27)

	Three Months Ended March 31,
Computation of Diluted EPS	2024	2023
Net loss from continuing operations available to common shareholders	$(5,548)	$(26,850)
Add (deduct): Noncontrolling interests in Operating Partnership	(523)	(2,277)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	—	(461)
Loss from continuing operations for diluted earnings per share	(6,071)	(29,588)
Income from discontinued operations for diluted earnings per share	1,800	2,602
Net loss available for diluted earnings per share	$(4,271)	$(26,986)

Weighted average common shares	100,968	100,526

Diluted EPS:
Loss from continuing operations available to common shareholders	$(0.06)	$(0.29)
Income from discontinued operations available to common shareholders	0.02	0.02
Net loss available to common shareholders	$(0.04)	$(0.27)

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended March 31,
	2024	2023
Basic EPS shares	92,275	91,226
Add: Operating Partnership – common and vested LTIP units	8,693	9,300
Diluted EPS Shares	100,968	100,526

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

Veris Residential, L.P.:

	Three Months Ended March 31,
Computation of Basic EPU	2024	2023
Loss from continuing operations after income tax expense	$(6,269)	$(18,832)
Add (deduct): Noncontrolling interests in consolidated joint ventures	495	587
Add (deduct): Redeemable noncontrolling interests	(297)	(6,366)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	—	(4,977)
Loss from continuing operations available to unitholders	(6,071)	(29,588)
Income from discontinued operations available to unitholders	1,800	2,602
Net loss available to common unitholders for basic earnings per unit	$(4,271)	$(26,986)

Weighted average common units	100,968	100,526

Basic EPU:
Loss from continuing operations available to unitholders	$(0.06)	$(0.29)
Income from discontinued operations available to unitholders	0.02	0.02
Net loss available to common unitholders for basic earnings per unit	$(0.04)	$(0.27)

	Three Months Ended March 31,
Computation of Diluted EPU	2024	2023
Loss from continuing operations available to common unitholders	$(6,071)	$(29,588)
Income from discontinued operations for diluted earnings per unit	1,800	2,602
Net loss available to common unitholders for diluted earnings per unit	$(4,271)	$(26,986)

Weighted average common unit	100,968	100,526

Diluted EPU:
Loss from continuing operations available to common unitholders	$(0.06)	$(0.29)
Income from discontinued operations available to common unitholders	0.02	0.02
Net loss available to common unitholders	$(0.04)	$(0.27)
The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended March 31,
	2024	2023
Basic EPU units	100,968	100,526
Diluted EPU Units	100,968	100,526
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
The following table reflects the activity of noncontrolling interests for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Opening Balance at January 1	$142,075	$163,652
Net (loss) income	(566)	3,743
Unit distributions	(457)	—
Redeemable noncontrolling interests	(297)	(6,827)
Change in noncontrolling interests in consolidated joint ventures	(933)	(562)
Redemption of common units for common stock	—	(4,859)
Redemption of common units	—	(16)
Stock compensation	—	393
Other comprehensive (loss) income	94	(87)
Rebalancing of ownership percentage between parent and subsidiaries	69	2,002
Balance at March 31	$139,985	$157,439
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2024, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $0.1 million as of March 31, 2024.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the three months ended March 31, 2024, the Company did not redeem any common units for cash.
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

LTIP Units
After LTIP Units are fully vested, LTIP Units may be converted on a one-for-one basis into common units. Common units in turn have a one-for-one relationship in value with shares of the General Partner’s common stock, and are redeemable on a one-for-one basis for cash or, at the election of the Company, shares of the General Partner’s common stock.
Noncontrolling Interests Ownership in Operating Partnership
As of March 31, 2024 and December 31, 2023, the noncontrolling interests common unit and LTIP units holders owned 8.6 percent and 8.6 percent of the Operating Partnership, respectively.
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
These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2023, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.

Results From Operations
The following comparisons for the three months ended March 31, 2024 (“2024”), as compared to the three months ended March 31, 2023 (“2023”), make reference to the following:
(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2022 excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2023 through March 31, 2024;
(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2023 through March 31, 2024; and
(iii)“Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2023 through March 31, 2024.
For the three months ended March 31, 2024 and March 31, 2023, there were no properties that were identified as Acquired and Developed Properties or Properties Sold in 2023 and 2024 (excluding properties classified as discontinued operations).

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

(dollars in thousands)	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
Revenue from rental operations and other:
Revenue from leases	$60,642	$56,097	$4,545	8.1
Parking income	3,745	3,728	17	0.5
Other income	2,031	1,862	169	9.1
Total revenues from rental operations	66,418	61,687	4,731	7.7

Property expenses:
Real estate taxes	9,177	9,559	(382)	(4.0)
Utilities	2,271	2,063	208	10.1
Operating services	12,570	11,383	1,187	10.4
Total property expenses	24,018	23,005	1,013	4.4

Non-property revenues:
Real estate services	922	911	11	1.2
Total non-property revenues	922	911	11	1.2

Non-property expenses:
Real estate services expenses	5,242	1,943	3,299	169.8
General and administrative	11,088	10,281	807	7.8
Transaction related costs	516	1,027	(511)	(49.8)
Depreciation and amortization	20,117	21,788	(1,671)	(7.7)
Land and other impairments, net	—	3,396	(3,396)	(100.0)
Total non-property expenses	36,963	38,435	(1,472)	(3.8)
Operating profit	6,359	1,158	5,201	(449.1)
Other (expense) income:
Interest expense	(21,500)	(22,014)	514	(2.3)
Interest and other investment income	538	116	422	363.8
Equity in earnings (losses) of unconsolidated joint ventures	254	(68)	322	(473.5)
Gain (loss) on disposition of developable land	784	(22)	806	(3663.6)
Gain on sale of unconsolidated joint venture interests	7,100	—	7,100	100.0
Other income (expense), net	255	1,998	(1,743)	(87.2)
Total other (expense) income	(12,569)	(19,990)	7,421	(37.1)
Loss from continuing operations before income tax expense	(6,210)	(18,832)	12,622	67.0
Provision for income taxes	(59)	—	(59)	(100.0)
Loss from continuing operations after income tax expense	(6,269)	(18,832)	12,563	66.7
Discontinued operations:
Income from discontinued operations	252	1,822	(1,570)	(86.2)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	1,548	780	768	98.5
Total discontinued operations	1,800	2,602	(802)	(30.8)
Net loss	$(4,469)	$(16,230)	$11,761	(72.5)

Revenue from leases. Revenue from leases increased $4.5 million, or 8.1 percent, for 2024 as compared to 2023, due primarily to an increase in market rental rates and a reduction in concessions of the multifamily rental properties.
Real estate taxes. Real estate taxes decreased $0.4 million, or 4.0 percent, due primarily to prior period tax appeal refunds received in 2024, and lower tax rates primarily related to properties located in Jersey City, New Jersey.
Utilities. Utilities increased $0.2 million, or 10.1 percent, primarily due to higher electric usage.
Operating services. Operating services increased $1.2 million, or 10.4 percent, due to increase in insurance costs, partially offset by non-recurring legal expenses recognized in 2023.
Real estate services expense. Real Estate services expense include expenses associated with the self-management of the Company's properties as well as administrative and personnel expenses for the Company's third-party/joint venture management businesses. Real estate services expense increased $3.3 million, or 169.8 percent due primarily to the satisfaction of stay-on award conditions in 2024 and reorganization of the Company's multifamily management structure. See Note 12: Commitments and Contingencies to the Financial Statements.
General and administrative. General and administrative expenses increased $0.8 million, or 7.8 percent, primarily due to rent expense for the office lease entered into in April 2023 and the satisfaction of stay-on award conditions in 2024. See Note 12: Commitments and Contingencies to the Financial Statements.
Transaction related costs. Transaction related costs decreased $0.5 million, or 49.8 percent. In 2023, the Company recorded $1.0 million of transaction related costs primarily related to the line of credit. In 2024, the Company recorded $0.5 million of transaction related costs primarily related to the sale of Harborside 5.
Depreciation and amortization. Depreciation and amortization decreased $1.7 million, or 7.7 percent. This decrease was primarily due to lease intangibles acquired in 2022 that were fully amortized prior to 2024.
Land and other impairments, net. In 2023, the Company recorded $3.4 million of impairments on developable land parcels.
Interest expense. Interest expense decreased $0.5 million, or 2.3 percent. The decrease is primarily related to the termination of the 2021 Credit Facility and the 2021 Term Loan in April 2023, and the Company had no borrowings outstanding under its 2023 Term Loan and 2023 Revolving Credit Facility during 2024.
Interest and other investment income (loss). Interest income increased $0.4 thousand. The increase is primarily related to interest income earned on larger cash balances in the banks from sales proceeds received.
Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.3 million for 2024 as compared to 2023, due primarily to the improved operating performance of its unconsolidated joint ventures as a result of higher rental rates.
Gain (loss) on disposition of developable land. During the first quarter of 2024, the Company sold 2 Campus and as a result, recognized a gain on disposition of developable land of $0.8 million. During the first quarter of 2023, the Company sold Columbia-Honeywell, and as result, recognized a loss on disposition of developable land of $22 thousand. See Note 3: Investments in Rental Properties to the Financial Statements.
Gain on sale of unconsolidated joint venture interests. In January 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million during the three months ended March 31, 2024.
Discontinued operations. The Company recognized income from discontinued operations of $0.3 million and $1.8 million in 2024 and 2023, respectively. In 2024 and 2023, the Company recognized realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net, of $1.5 million and $0.8 million, respectively, on these properties. See Note 7: Discontinued Operations to the Financial Statements.

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
Cash Flows
Cash, cash equivalents and restricted cash increased by $83.8 million to $138.4 million at March 31, 2024, compared to $54.6 million at December 31, 2023. This increase is comprised of the following net cash flow items:
(1)$15.7 million provided by operating activities.
(2)$93.8 million provided by investing activities, consisting primarily of the following:
(a)$81.2 million received from proceeds of rental properties included in discontinued operations;
(b)$10.1 million received from proceeds from the sales of rental property;
(c)$6.1 million received from proceeds from the sale of investments in joint ventures;
(d)$1.7 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures;
(e)$0.3 million received from insurance settlements;
(f)$3.2 million used for additions to rental property, improvements and other costs;
(g)$2.3 million used for the development of rental property and other related costs.

(3)$25.7 million used in financing activities, consisting primarily of the following:
(a)$15.7 million used for the redemption of redeemable noncontrolling interests;
(b)$5.3 million used for the payment of common dividends and distributions
(c)$1.8 million used for repayments of mortgages, loans payable and other obligations;
(d)$0.9 million used for distribution to noncontrolling interests;
(e)$0.3 million used for distribution to redeemable noncontrolling interests;
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
The Board of Directors considers a variety of factors when setting the Company's dividends including the Company’s earnings, income tax projections, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.
On February 27, 2024, the Company declared a $0.0525 dividend per common share, which was paid on April 16, 2024 to shareholders of record as of the close of business on April 3, 2024.
Debt Financing
Debt Strategy
The Company has historically utilized a combination of corporate and property level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property level indebtedness on or before the applicable maturity dates.
Debt Summary
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2024:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Secured (a)	$1,867,223	100.00%	4.34%	3.21

Totals/Weighted Average:	$1,867,223	100.00%	4.34%	3.21
Unamortized deferred financing costs	(14,074)
Total Debt, Net	$1,853,149
(a)Includes debt with interest rate caps outstanding with a notional amount of $304.2 million.

Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2024 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments
2024	$7,374	$308,000	$315,374	3.44%
2025	13,186	—	13,186	3.88%
2026	11,492	527,890	539,382	4.44%
2027	8,158	305,319	313,477	3.66%
2028	5,331	343,061	348,392	6.01%
Thereafter	5,574	331,838	337,412	3.98%
Sub-total	51,115	1,816,108	1,867,223	4.34%
Unamortized deferred financing costs	(14,074)	—	(14,074)
Totals/Weighted Average	$37,041	$1,816,108	$1,853,149	4.34%

Unencumbered Properties
As of March 31, 2024, the Company had two unencumbered properties with a carrying value of $33.6 million.
Equity Financing and Registration Statements
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $100 million of shares of common stock have been allocated for sale pursuant to the Company's ATM Program commenced in November 2023 and no securities have been sold as of April 22, 2024.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of April 22, 2024.
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
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company may agree to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of March 31, 2024, there was no outstanding balance of such debt which was guaranteed by the Company.
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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss available to common shareholders	$(3,903)	$(19,973)
Add (deduct): Noncontrolling interests in Operating Partnership	(523)	(2,277)
Noncontrolling interests in discontinued operations	155	241
Real estate-related depreciation and amortization on continuing operations (a)	22,631	24,129
Real estate-related depreciation and amortization on discontinued operations	668	6,815
Continuing operations: Gain on sale from unconsolidated joint ventures	(7,100)	—
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(1,548)	(780)
Funds from operations available to common stock and Operating Partnership unitholders (b)	$10,380	$8,155
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests of $2.7 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively. Excludes non-real estate-related depreciation and amortization of $0.2 million for each of the three months ended March 31, 2024 and 2023.
(b)Net loss available to common shareholders included land impairment charges of $0 and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. Net loss available to common shareholders also included loss or gain on disposition of developable land of $0.8 million and $(22.0) thousand for the three months ended March 31, 2024 and 2023, respectively. These balances are included in the calculation to arrive at funds from operations as such charges relate to non-depreciable assets.

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
For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.
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
As of March 31, 2024, the Company's indebtedness with an aggregate principal balance of $1.9 billion had an estimated aggregate fair value of $1.8 billion.
Changes in interest rates impact the fair value of the Company's fixed rate debt instruments, computed using current market yields. Approximately $1.6 billion of the Company’s long-term debt as of March 31, 2024 bears interest at fixed rates with a weighted average coupon of 4.29% and therefore the fair value of these instruments is affected by changes in market interest rates. If market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of March 31, 2024 would be approximately $44.4 million higher or lower, respectively.
The effective interest rates on the Company’s variable rate debt, which are hedged by interest-rate caps, as of March 31, 2024 ranged from SOFR plus 141.0 basis points to SOFR plus 275 basis points. Assuming interest-rate caps are not in effect as of March 31, 2024, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $3.0 million annually.
The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

March 31, 2024 Debt, including current portion ($s in thousands)	4/1/2024 - 12/31/2024	2025	2026	2027	2028	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate and Hedged Debt	$315,374	$13,186	$539,382	$313,477	$348,392	$337,412	$1,867,223	$(14,074)	$1,853,149	$1,789,963
Weighted Average Interest Rate	3.44%	3.88%	4.44%	3.66%	6.01%	3.98%			4.34%
(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of March 31, 2024.

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
Item 1A. Risk Factors
There have been no material changes in our assessment of risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2023 of the General Partner and the Operating Partnership.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not Applicable.
(c)Not Applicable.
Item 3. Defaults Upon Senior Securities
(a)Not Applicable.
(b)Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a)Senior Secured Revolving Credit Facility and Term Loan Facility
On April 22, 2024, the Operating Partnership entered into a revolving credit and term loan agreement dated as of April 22, 2024 (the “2024 Credit Agreement”) among the Operating Partnership, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York Mellon, as Syndication Agent, Bank of America, N.A., Capital One, National Association, Goldman Sachs Bank USA and Royal Bank of Canada, as documentation agents, J.P. Morgan Securities, LLC, as Sustainability Structuring Agent, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon as Joint Bookrunners and Joint Lead Arrangers, and BOFA Securities, Inc., Capital One, National Association, Goldman Sachs Bank USA and RBC Capital Markets, as Joint Lead Arrangers, and the other financial institutions party thereto (collectively, the “Lenders”). The General Partner is the guarantor of the obligations of the Operating Partnership under the 2024 Credit Agreement pursuant to a Parent Guaranty dated April 22, 2024 of the General Partner in favor of the Lenders (the “Parent Guaranty”). In addition, certain subsidiaries (the “Subsidiary Guarantors”) of the Operating Partnership fully and unconditionally guaranteed the obligations of the Operating Partnership under the 2024 Credit Agreement pursuant to a Subsidiary Guaranty dated April 22, 2024 of the Subsidiary Guarantors in favor of the Lenders (the “Subsidiary Guaranty”). In furtherance of the Subsidiary Guaranty, the Operating Partnership and certain of the Subsidiary Guarantors (the “Subsidiary Pledgors”) also entered into a Pledge and Security Agreement with the Administrative Agent dated April 22, 2024 granting the Administrative Agent a security interest in certain Subsidiary Guarantors in order to further secure the obligations, liabilities and indebtedness of the Operating Partnership under the 2024 Credit Agreement (the “Pledge and Security Agreement”).

Pursuant to the 2024 Credit Agreement, the Operating Partnership entered into a $300 million senior secured revolving credit facility (the “2024 Revolving Credit Facility") and a $200 million senior secured term loan facility (the “2024 Term Loan”).

The material terms of the 2024 Revolving Credit Facility provide for:

1.A three-year term ending on April 22, 2027, subject to one (1) twelve-month extension option, subject to customary conditions and the payment of an extension fee equal to 20 basis points of the commitment amount on the 2024 Revolving Credit Facility;
2.Revolving credit loans may be made to the Operating Partnership in an aggregate principal amount of up to $300 million;
3.On or prior to April 22, 2025, a first priority lien on no fewer than five (5) of the Operating Partnership’s properties with an aggregate appraised value of at least $900 million, initially consisting of (i) The James, a 240 unit multifamily residential property located in Park Ridge, New Jersey; and the following additional identified properties to be added to the collateral pool at a subsequent date, (ii) 145 Front at City Square, a 365 unit multifamily residential property located in Worcester, Massachusetts; (iii) Signature Place, a 197 unit multifamily residential property located in Morris Plains, New Jersey; (iv) Soho Lofts, a 377 unit multifamily residential property located in Jersey City, New Jersey; and (v) Liberty Towers, a 648 unit multifamily residential property located in Jersey City, New Jersey (collectively, the “Collateral Pool Properties”); and
4.A commitment fee payable quarterly equal to (i) 35 basis points per annum on the daily unused amount if for such period the actual total revolving credit exposure was less than or equal to 50% of the then total commitment amount of the 2024 Revolving Credit Facility and (ii) 25 basis points per annum per annum on the daily unused amount if for such period the actual total revolving credit exposure was more than 50% of the then total commitment amount of the 2024 Revolving Credit Facility.
The material terms of the 2024 Term Loan provide for:

1.A three-year term ending on April 22, 2027, subject to one (1) twelve-month extension option, subject to customary conditions and the payment of an extension fee equal to 20 basis points of the outstanding borrowings under the 2024 Term Loan Facility;
2.Up to three (3) delayed draws prior to April 22, 2025 of the term loan commitments up to an aggregate principal amount of $200 million;
3.A first priority lien in the Collateral Pool Properties; and
4.A ticking fee payable quarterly equal to 35 basis points per annum on the daily unused amount of the 2024 Term Loan Facility.
The Operating Partnership may request increases in the principal amount of the 2024 Revolving Credit Facility and/or new term loans under the 2024 Term Loan Facility in an aggregate amount of up to $200 million, which shall be subject to commercially reasonable syndication efforts.

There is no premium or penalty associated with full or partial prepayment of borrowings under the 2024 Credit Agreement (other than customary break funding payments for loans bearing interest based on the Adjusted Term SOFR Rate).

Interest on borrowings under the 2024 Revolving Credit Facility and the 2024 Term Loan shall be based on applicable interest rate (the “Interest Rate”) plus a margin ranging from 100 basis points to 200 basis points (the “Applicable Rate”) depending on the Interest Rate elected. With respect to borrowings under the 2024 Revolving Credit Facility and the 2024 Term Loan, the Interest Rate shall be either (A) the Alternative Base Rate plus the Applicable Rate and/or (B) the Adjusted Term SOFR Rate plus the Applicable Rate or, with respect to the 2024 Revolving Credit Facility only, (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Rate. As used herein: “Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted

Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate, plus 10 basis points; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”) plus 10 basis points.

The 2024 Credit Agreement, which applies to both the 2024 Revolving Credit Facility and the 2024 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios (prior to the Operating Partnership’s election of equity-secured financial covenants) relating to (a) the maximum total leverage ratio (65%), (b) the minimum debt service coverage ratio (1.25 times), (c) the minimum tangible net worth ratio (80% of tangible net worth as of April 22, 2024 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), (d) the maximum unhedged variable rate debt ratio (30%), and (e) financial ratios (after the Operating Partnership’s election of equity-secured financial covenants) relating to (i) the maximum total leverage ratio (60 percent), (ii) the minimum debt service coverage ratio (1.50 times), (iii) the minimum tangible net worth ratio (80% of tangible net worth as of April 22, 2024 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), and (iv) the maximum unhedged variable rate debt ratio (30%).

The 2024 Credit Agreement contains “change of control” provisions that permit the lenders to declare a default and require the immediate repayment of all outstanding borrowings under the 2024 Revolving Credit Facility. These change of control provisions, which have been an event of default under the agreements governing the Operating Partnership’s revolving credit facilities since June 2000, are triggered if, among other things, a majority of the seats on the Board of Directors (other than vacant seats) become occupied by directors who were neither nominated by the Board of Directors, nor appointed by the Board of Directors. If these change of control provisions were triggered, the Operating Partnership could seek a forbearance, waiver or amendment of the change of control provisions from the lenders, however there can be no assurance that the Operating Partnership would be able to obtain such forbearance, waiver or amendment on acceptable terms or at all. If an event of default has occurred and is continuing, the entire outstanding balance under the 2024 Credit Agreement may (or, in the case of any bankruptcy event of default, shall) become immediately due and payable, and the Operating Partnership will not make any excess distributions except to enable the General Partner to continue to qualify as a REIT under the IRS Code.

In connection with the 2024 Credit Agreement, the Operating Partnership paid an aggregate of approximately $7.3 million in facilities, upfront and administrative fees to the Administrative Agent and Lenders of the 2024 Revolving Credit Facility and 2024 Term Loan.

The foregoing summaries are qualified entirely by reference to the 2024 Credit Agreement, the Parent Guaranty, the Subsidiary Guaranty, and the Pledge and Security Agreement, copies of which are filed as Exhibits 10.2 through 10.5 hereto, respectively, and are incorporated herein by reference.

Information about the 2024 Revolving Credit Facility and 2024 Term Loan and the 2024 Credit Agreement, the Parent Guaranty, the Subsidiary Guaranty, and the Pledge and Security Agreement is being disclosed under Part II, Item 5 of Form 10-Q in lieu of separate disclosure under Items 1.01, 2.03 and 9.01 of Form 8-K.
(b)Not Applicable.
(c)None.
Item 6. Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1+
Amended and Restated Executive Employment Agreement dated as of March 8, 2024 by and among Mahbod Nia, Veris Residential UK Ltd. And Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 11, 2024 and incorporated herein by reference).

10.2*+
Revolving Credit and Term Loan Agreement dated as of April 22, 2024 among Veris Residential, L.P., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, The Bank of New York Mellon, as syndication agent, Bank of America, N.A., Capital One, National Association, Goldman Sachs Bank USA and Royal Bank of Canada, as documentation agents, J.P. Morgan Securities, LLC, as sustainability structuring agent, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon as joint bookrunners and joint lead arrangers, and BOFA Securities, Inc., Capital One, National Association, Goldman Sachs Bank USA and RBC Capital Markets, as joint lead arrangers, and the lenders party thereto.

10.3*	Parent Guaranty dated of Veris Residential, Inc. dated April 22, 2024.

10.4*	Subsidiary Guaranty of the subsidiary guarantors of Veris Residential, L.P. party thereto dated April 22, 2024

10.5*
Pledge and Security Agreement by and among Veris Residential, L.P., as borrower, the subsidiary pledgees of Veris Residential, L.P. party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated April 22, 2024.

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

101.1*	The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* filed herewith
+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date:	April 24, 2024	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	April 24, 2024	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	April 24, 2024	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	April 24, 2024	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)