Form 10-Q
period 2024-06-30
Veris Residential, Inc.; Veris Residential, L.P.
filed 2024-07-24
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
As of July 22, 2024, there were 92,893,924 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” "Veris," “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of June 30, 2024, the General Partner owned an approximate 91.4 percent common unit interest in the Operating Partnership. The remaining approximate 8.6 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
The results of operations for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

183

ASSETS	June 30, 2024	December 31, 2023
Rental property
Land and leasehold interests	$463,826	$474,499
Buildings and improvements	2,635,611	2,782,468
Tenant improvements	8,682	30,908
Furniture, fixtures and equipment	105,707	103,613
	3,213,826	3,391,488
Less – accumulated depreciation and amortization	(390,556)	(443,781)
	2,823,270	2,947,707
Real estate held for sale, net	—	58,608
Net investment in rental property	2,823,270	3,006,315
Cash and cash equivalents	18,398	28,007
Restricted cash	22,533	26,572
Investments in unconsolidated joint ventures	120,392	117,954
Unbilled rents receivable, net	1,805	5,500
Deferred charges and other assets, net	49,529	53,956
Accounts receivable	1,998	2,742
Total assets	$3,037,925	$3,241,046
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$54,189	$—
Mortgages, loans payable and other obligations, net	1,632,765	1,853,897
Dividends and distributions payable	6,375	5,540
Accounts payable, accrued expenses and other liabilities	47,117	55,492
Rents received in advance and security deposits	11,280	14,985
Accrued interest payable	5,833	6,580
Total liabilities	1,757,559	1,936,494
Commitments and contingencies
Redeemable noncontrolling interests	9,294	24,999
Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 92,821,785 and 92,229,424 shares outstanding	928	922
Additional paid-in capital	2,559,343	2,553,060
Dividends in excess of net earnings	(1,429,887)	(1,418,312)
Accumulated other comprehensive income	2,040	1,808
Total Veris Residential, Inc. stockholders’ equity	1,132,424	1,137,478
Noncontrolling interests in subsidiaries:
Operating Partnership	105,959	107,206
Consolidated joint ventures	32,689	34,869
Total noncontrolling interests in subsidiaries	138,648	142,075
Total equity	1,271,072	1,279,553
Total liabilities and equity	$3,037,925	$3,241,046
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2024	2023	2024	2023
Revenue from leases	$60,917	$58,192	$121,559	$114,289
Real estate services	871	643	1,793	1,554
Parking income	3,922	3,998	7,667	7,726
Other income	1,766	1,373	3,797	3,235
Total revenues	67,476	64,206	134,816	126,804
EXPENSES
Real estate taxes	9,502	6,298	18,679	15,857
Utilities	1,796	1,761	4,067	3,824
Operating services	12,628	12,232	25,198	23,615
Real estate services expenses	4,366	4,389	9,608	6,332
General and administrative	8,975	9,572	20,063	19,853
Transaction related costs	890	3,319	1,406	4,347
Depreciation and amortization	20,316	21,831	40,433	43,619
Land and other impairments, net	—	—	—	3,396
Total expenses	58,473	59,402	119,454	120,843
OTHER (EXPENSE) INCOME
Interest expense	(21,676)	(21,692)	(43,176)	(43,706)
Interest cost of mandatorily redeemable noncontrolling interests	—	(13,390)	—	(13,390)
Interest and other investment income	1,536	3,927	2,074	4,043
Equity in earnings of unconsolidated joint ventures	2,933	2,700	3,187	2,633
Gain (loss) on disposition of developable land	10,731	—	11,515	(22)
Gain on sale of unconsolidated joint venture interests	—	—	7,100	—
Loss from extinguishment of debt, net	(785)	(2,657)	(785)	(2,657)
Other income (expense), net	(250)	853	5	2,851
Total other (expense) income, net	(7,511)	(30,259)	(20,080)	(50,248)
Income (loss) from continuing operations before income tax expense	1,492	(25,455)	(4,718)	(44,287)
Provision for income taxes	(176)	—	(235)	—
Income (loss) from continuing operations after income tax expense	1,316	(25,455)	(4,953)	(44,287)

Discontinued operations:
Income (loss) from discontinued operations	1,419	(1,192)	1,671	631
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	(3,488)	1,548	(2,709)
Total discontinued operations, net	1,419	(4,680)	3,219	(2,078)
Net income (loss)	2,735	(30,135)	(1,734)	(46,365)
Noncontrolling interests in consolidated joint ventures	543	636	1,038	1,223
Noncontrolling interests in Operating Partnership of income from continuing operations	(153)	2,265	370	4,542
Noncontrolling interests in Operating Partnership in discontinued operations	(122)	417	(277)	176
Redeemable noncontrolling interests	(81)	(617)	(378)	(6,983)
Net income (loss) available to common shareholders	$2,922	$(27,434)	$(981)	$(47,407)

Basic earnings per common share:
Income (loss) from continuing operations	$0.02	$(0.25)	$(0.04)	$(0.54)
Discontinued operations	0.01	(0.05)	0.03	(0.02)
Net income (loss) available to common shareholders	$0.03	$(0.30)	$(0.01)	$(0.56)

Diluted earnings per common share:
Income (loss) from continuing operations	$0.02	$(0.25)	$(0.04)	$(0.54)
Discontinued operations	0.01	(0.05)	0.03	(0.02)
Net income (loss) available to common shareholders	$0.03	$(0.30)	$(0.01)	$(0.56)

Basic weighted average shares outstanding	92,663	91,873	92,469	91,551

Diluted weighted average shares outstanding	101,952	100,854	101,160	100,691
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$2,735	$(30,135)	$(1,734)	$(46,365)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	(838)	1,536	254	591
Comprehensive income (loss)	$1,897	$(28,599)	$(1,480)	$(45,774)
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	543	636	1,038	1,223
Comprehensive income attributable to redeemable noncontrolling interests	(81)	(617)	(378)	(6,983)
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	(203)	2,545	71	4,668
Comprehensive income (loss) attributable to common shareholders	$2,156	$(26,035)	$(749)	$(46,866)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended June 30, 2024	Shares	Par Value
Balance at April 1, 2024	92,385	$924	$2,555,700	$(1,427,199)	$2,806	$139,985	$1,272,216
Net income (loss)	—	—	—	2,922	—	(187)	2,735
Shares issued under ATM Program, net	134	1	1,885	—	—	—	1,886
Common stock dividends	—	—	—	(5,610)	—	—	(5,610)
Unit distributions	—	—	—	—	—	(521)	(521)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—		—	—	(209)	(209)
Redemption of common units for common stock	9	—	113	—	—	(113)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	3	—	—	—	3
Directors' deferred compensation plan	—	—	99	—	—	—	99
Stock compensation	417	4	3,195	—	—	—	3,199
Cancellation of restricted shares	(123)	(1)	(1,806)	—	—	—	(1,807)
Other comprehensive loss	—	—	—	—	(766)	(72)	(838)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	154	—	—	(154)	—
Balance at June 30, 2024	92,822	$928	$2,559,343	$(1,429,887)	$2,040	$138,648	$1,271,072

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended June 30, 2023	Shares	Par Value
Balance at April 1, 2023	91,620	$915	$2,533,854	$(1,321,358)	$3,119	$157,439	$1,373,969
Net loss	—	—	—	(27,434)	—	(2,701)	(30,135)
Redeemable noncontrolling interests	—	—		—	—	(617)	(617)
Redemption of common units for common stock	271	3	4,189	—	—	(4,192)	—
Redemption of common units	—	—	—	—	—	(78)	(78)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	21	—	86	—	—	—	86
Stock compensation	144	—	3,381	—	—	94	3,475
Cancellation of restricted shares	(15)	—	(219)	—	—	—	(219)
Other comprehensive income	—	—	—	—	1,399	137	1,536
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(983)	—	—	983	—
Balance at June 30, 2023	92,041	$918	$2,540,309	$(1,348,792)	$4,518	$151,065	$1,348,018

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Six Months Ended June 30, 2024	Shares	Par Value
Balance at January 1, 2024	92,229	$922	$2,553,060	$(1,418,312)	$1,808	$142,075	$1,279,553
Net loss	—	—	—	(981)	—	(753)	(1,734)
Shares issued under ATM Program, net	134	1	1,830	—	—	—	1,831
Common stock dividends	—	—	—	(10,594)	—	—	(10,594)
Unit distributions	—	—	—	—	—	(978)	(978)
Redeemable noncontrolling interests	—	—		—	—	(378)	(378)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(1,142)	(1,142)
Redemption of common units for common stock	9	—	113	—	—	(113)	—
Redemption of common units	—	—	—	—	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	—	—	198	—	—	—	198
Stock compensation	675	7	7,392	—	—		7,399
Cancellation of restricted shares	(225)	(2)	(3,339)	—	—	—	(3,341)
Other comprehensive income	—	—	—	—	232	22	254
Rebalancing of ownership percentage between parent and subsidiaries	—	—	85	—	—	(85)	—
Balance at June 30, 2024	92,822	$928	$2,559,343	$(1,429,887)	$2,040	$138,648	$1,271,072

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Six Months Ended June 30, 2023	Shares	Par Value
Balance at January 1, 2023	91,142	$911	$2,532,182	$(1,301,385)	$3,977	$163,652	$1,399,337
Net (loss) income	—	—	—	(47,407)	—	1,042	(46,365)
Redeemable noncontrolling interests	—	—	(4,516)	—	—	(7,444)	(11,960)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(562)	(562)
Redemption of common units for common stock	650	7	9,044	—	—	(9,051)	—
Redemption of common units	—	—	—	—	—	(94)	(94)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	21	—	196	—	—	—	196
Stock compensation	259	—	6,852	—	—	487	7,339
Cancellation of restricted shares	(31)	—	(466)	—	—	—	(466)
Other comprehensive income	—	—	—	—	541	50	591
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,985)	—	—	2,985	—
Balance at June 30, 2023	92,041	$918	$2,540,309	$(1,348,792)	$4,518	$151,065	$1,348,018
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net loss	$(1,734)	$(46,365)
Net (income) loss from discontinued operations	(3,219)	2,078
Net loss from continuing operations	(4,953)	(44,287)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	40,417	43,541
Amortization of deferred compensation stock units	198	196
Amortization of stock compensation	7,348	7,339
Amortization of deferred financing costs	2,811	1,808
Equity in earnings of unconsolidated joint ventures	(3,187)	(2,633)
(Gain) loss on disposition of developable land	(11,515)	22
Gain on sale of unconsolidated joint ventures	(7,100)	—
Land and other impairments, net	—	3,396
Loss from extinguishment of debt	785	2,657
Gain on insurance proceeds	(5)	(2,851)
Interest cost of mandatorily redeemable noncontrolling interests	—	13,390
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(247)	1,088
Decrease in deferred charges and other assets	7,293	3,856
Increase in accounts receivable, net	(465)	(485)
Decrease in accounts payable, accrued expenses and other liabilities	(4,080)	(7,341)
(Decrease) increase in rents received in advance and security deposits	(558)	925
(Decrease) increase in accrued interest payable	(747)	158
Net cash flows provided by operating activities - continuing operations	25,995	20,779
Net cash flows provided by operating activities - discontinued operations	548	3,585

Net cash provided by operating activities	$26,543	$24,364

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(5,670)	$(6,449)
Development of rental property and other related costs	(3,970)	(5,647)
Proceeds from the sales of developable land	88,962	6,528
Proceeds from sale of investments in joint ventures	6,095	—
Repayment of notes receivable	32	1,257
Investment in unconsolidated joint ventures	(226)	(98)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,281	6,454
Proceeds from insurance settlements	255	3,239
Net cash provided by investing activities - continuing operations	88,759	5,284
Net cash provided by investing activities - discontinued operations	77,184	446,350

Net cash provided by investing activities	$165,943	$451,634

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$—	$16,000
Repayment of revolving credit facility	—	(16,000)
Borrowings from term loans	55,000	—
Repayment of mortgages, loans payable and other obligations	(223,922)	(84,258)
Redemption of redeemable noncontrolling interests, net	(15,700)	—
Payment of early debt extinguishment costs	—	(251)
Common unit redemptions	—	(94)
Payment of financing costs	(7,744)	(1,721)
Contribution from noncontrolling interests	108	—
Distribution to noncontrolling interests	(1,249)	—
Distributions to redeemable noncontrolling interests	(384)	(12,731)
Payment of common dividends and distributions	(10,737)	(38)
Share issuance proceeds (costs), net	1,831	—
Other financing activities	(3,337)	—
Net cash used in financing activities	$(206,134)	$(99,093)

Net (decrease) increase in cash and cash equivalents	$(13,648)	$376,905
Cash, cash equivalents and restricted cash, beginning of period (1)	54,579	47,649

Cash, cash equivalents and restricted cash, end of period (2)	$40,931	$424,554
(1)Includes Restricted Cash of $26,572 and $20,867 as of December 31, 2023 and 2022, respectively.
(2)Includes Restricted Cash of $22,533 and $27,614 as of June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	June 30, 2024	December 31, 2023
Rental property
Land and leasehold interests	$463,826	$474,499
Buildings and improvements	2,635,611	2,782,468
Tenant improvements	8,682	30,908
Furniture, fixtures and equipment	105,707	103,613
	3,213,826	3,391,488
Less – accumulated depreciation and amortization	(390,556)	(443,781)
	2,823,270	2,947,707
Real estate held for sale, net	—	58,608
Net investment in rental property	2,823,270	3,006,315
Cash and cash equivalents	18,398	28,007
Restricted cash	22,533	26,572
Investments in unconsolidated joint ventures	120,392	117,954
Unbilled rents receivable, net	1,805	5,500
Deferred charges and other assets, net	49,529	53,956
Accounts receivable	1,998	2,742
Total assets	$3,037,925	$3,241,046
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$54,189	$—
Mortgages, loans payable and other obligations, net	1,632,765	1,853,897
Dividends and distributions payable	6,375	5,540
Accounts payable, accrued expenses and other liabilities	47,117	55,492
Rents received in advance and security deposits	11,280	14,985
Accrued interest payable	5,833	6,580
Total liabilities	1,757,559	1,936,494
Commitments and contingencies
Redeemable noncontrolling interests	9,294	24,999
Partners’ Capital:
General Partner, 92,821,785 and 92,229,424 common units outstanding	1,066,602	1,071,973
Limited partners, 8,685,214 and 8,692,561 common units/LTIPs outstanding	169,741	170,903
Accumulated other comprehensive income	2,040	1,808
Total Veris Residential, L.P. partners’ capital	1,238,383	1,244,684
Noncontrolling interests in consolidated joint ventures	32,689	34,869
Total equity	1,271,072	1,279,553
Total liabilities and equity	$3,037,925	$3,241,046
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2024	2023	2024	2023
Revenue from leases	$60,917	$58,192	$121,559	$114,289
Real estate services	871	643	1,793	1,554
Parking income	3,922	3,998	7,667	7,726
Other income	1,766	1,373	3,797	3,235
Total revenues	67,476	64,206	134,816	126,804
EXPENSES
Real estate taxes	9,502	6,298	18,679	15,857
Utilities	1,796	1,761	4,067	3,824
Operating services	12,628	12,232	25,198	23,615
Real estate services expenses	4,366	4,389	9,608	6,332
General and administrative	8,975	9,572	20,063	19,853
Transaction related costs	890	3,319	1,406	4,347
Depreciation and amortization	20,316	21,831	40,433	43,619
Land and other impairments, net	—	—	—	3,396
Total expenses	58,473	59,402	119,454	120,843
OTHER (EXPENSE) INCOME
Interest expense	(21,676)	(21,692)	(43,176)	(43,706)
Interest cost of mandatorily redeemable noncontrolling interests	—	(13,390)	—	(13,390)
Interest and other investment income	1,536	3,927	2,074	4,043
Equity in earnings of unconsolidated joint ventures	2,933	2,700	3,187	2,633
Gain (loss) on disposition of developable land	10,731	—	11,515	(22)
Gain on sale of unconsolidated joint venture interests	—	—	7,100	—
Loss from extinguishment of debt, net	(785)	(2,657)	(785)	(2,657)
Other income (expense), net	(250)	853	5	2,851
Total other (expense) income, net	(7,511)	(30,259)	(20,080)	(50,248)
Income (loss) from continuing operations before income tax expense	1,492	(25,455)	(4,718)	(44,287)
Provision for income taxes	(176)	—	(235)	—
Income (loss) from continuing operations after income tax expense	1,316	(25,455)	(4,953)	(44,287)

Discontinued operations:
Income (loss) from discontinued operations	1,419	(1,192)	1,671	631
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	(3,488)	1,548	(2,709)
Total discontinued operations, net	1,419	(4,680)	3,219	(2,078)
Net income (loss)	2,735	(30,135)	(1,734)	(46,365)
Noncontrolling interests in consolidated joint ventures	543	636	1,038	1,223
Redeemable noncontrolling interests	(81)	(617)	(378)	(6,983)
Net income (loss) available to common unitholders	$3,197	$(30,116)	$(1,074)	$(52,125)
Basic earnings per common unit:
Income (loss) from continuing operations	$0.02	$(0.25)	$(0.04)	$(0.54)
Discontinued operations	0.01	(0.05)	0.03	(0.02)
Net income (loss) available to common unitholders	$0.03	$(0.30)	$(0.01)	$(0.56)
Diluted earnings per common unit:
Income (loss) from continuing operations	$0.02	$(0.25)	$(0.04)	$(0.54)
Discontinued operations	0.01	(0.05)	0.03	(0.02)
Net income (loss) available to common unitholders	$0.03	$(0.30)	$(0.01)	$(0.56)

Basic weighted average units outstanding	101,352	100,854	101,160	100,691

Diluted weighted average units outstanding	101,952	100,854	101,160	100,691
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$2,735	$(30,135)	$(1,734)	$(46,365)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	(838)	1,536	254	591
Comprehensive income (loss)	$1,897	$(28,599)	$(1,480)	$(45,774)
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	543	636	1,038	1,223
Comprehensive income attributable to redeemable noncontrolling interests	(81)	(617)	(378)	(6,983)
Comprehensive income (loss) attributable to common unitholders	$2,359	$(28,580)	$(820)	$(51,534)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended June 30, 2024	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at April 1, 2024	92,385	8,694	$1,065,797	$170,172	$2,806	$33,441	$1,272,216
Net income (loss)	—	—	2,922	275	—	(462)	2,735
Shares issued under ATM Program, net	134	—	1,886	—	—	—	1,886
Unit distributions	—	—	(5,610)	(521)	—	—	(6,131)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(209)	(209)
Redemption of limited partners common units for shares of general partner common units	9	(9)	113	(113)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	3	—	—	—	3
Directors' deferred compensation plan	—	—	99	—	—	—	99
Other comprehensive loss	—	—	—	(72)	(766)	—	(838)
Stock compensation	417	—	3,199	—	—	—	3,199
Cancellation of restricted shares	(123)	—	(1,807)	—	—	—	(1,807)
Balance at June 30, 2024	92,822	8,685	$1,066,602	$169,741	$2,040	$32,689	$1,271,072

For the Three Months Ended June 30, 2023	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at April 1, 2023	91,620	9,116	$1,147,640	$186,816	$3,119	$36,394	$1,373,969
Net loss	—	—	(27,434)	(2,682)	—	(19)	(30,135)
Redeemable noncontrolling interests	—	—	—	—	—	(617)	(617)
Vested LTIP units	—	26	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	271	(271)	4,192	(4,192)	—	—	—
Redemption of limited partners common units	—	(4)	—	(78)	—	—	(78)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	21	—	86	—	—	—	86
Other comprehensive income	—	—	—	137	1,399	—	1,536
Stock compensation	144	—	3,381	94	—	—	3,475
Cancellation of restricted shares	(15)	—	(219)	—	—	—	(219)
Balance at June 30, 2023	92,041	8,867	$1,127,647	$180,095	$4,518	$35,758	$1,348,018

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Six Months Ended June 30, 2024	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2024	92,229	8,693	$1,071,973	$170,903	$1,808	$34,869	$1,279,553
Net loss	—	—	(981)	(93)	—	(660)	(1,734)
Unit distributions	—	—	(10,594)	(978)	—	—	(11,572)
Shares issued under ATM Program, net	134		1,831				1,831
Redeemable noncontrolling interests	—	—	—	—	—	(378)	(378)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(1,142)	(1,142)
Vested LTIP units	—	1	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	9	(9)	113	(113)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	—	—	198	—	—	—	198
Other comprehensive income	—	—	—	22	232	—	254
Stock compensation	675	—	7,399	—	—	—	7,399
Cancellation of restricted shares	(225)	—	(3,341)	—	—	—	(3,341)
Balance at June 30, 2024	92,822	8,685	$1,066,602	$169,741	$2,040	$32,689	$1,271,072

For the Six Months Ended June 30, 2023	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2023	91,142	9,301	$1,163,935	$193,882	$3,977	$37,543	$1,399,337
Net (loss) income	—	—	(47,407)	(4,718)	—	5,760	(46,365)
Redeemable noncontrolling interests	—	—	(4,516)	(461)	—	(6,983)	(11,960)
Vested LTIP units	—	221	—	—	—	—	—
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(562)	(562)
Redemption of limited partners common units for shares of general partner common units	650	(650)	9,051	(9,051)	—	—	—
Redemption of limited partners common units	—	(5)	—	(94)	—	—	(94)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	21	—	196	—	—	—	196
Other comprehensive income	—	—	—	50	541	—	591
Stock compensation	259	—	6,852	487	—	—	7,339
Cancellation of restricted shares	(31)	—	(466)	—	—	—	(466)
Balance at June 30, 2023	92,041	8,867	$1,127,647	$180,095	$4,518	$35,758	$1,348,018
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net loss	$(1,734)	$(46,365)
Net (income) loss from discontinued operations	(3,219)	2,078
Net loss from continuing operations	(4,953)	(44,287)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	40,417	43,541
Amortization of deferred compensation stock units	198	196
Amortization of stock compensation	7,348	7,339
Amortization of deferred financing costs	2,811	1,808
Equity in earnings of unconsolidated joint ventures	(3,187)	(2,633)
Gain (loss) on disposition of developable land	(11,515)	22
Gain on sale of unconsolidated joint ventures	(7,100)	—
Land and other impairments, net	—	3,396
Loss from extinguishment of debt	785	2,657
Gain on insurance proceeds	(5)	(2,851)
Interest cost of mandatorily redeemable noncontrolling interests	—	13,390
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(247)	1,088
Decrease in deferred charges and other assets	7,293	3,856
Increase in accounts receivable, net	(465)	(485)
Decrease in accounts payable, accrued expenses and other liabilities	(4,080)	(7,341)
(Decrease) increase in rents received in advance and security deposits	(558)	925
(Decrease) increase in accrued interest payable	(747)	158
Net cash flows provided by operating activities - continuing operations	25,995	20,779
Net cash flows provided by operating activities - discontinued operations	548	3,585

Net cash provided by operating activities	$26,543	$24,364

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(5,670)	$(6,449)
Development of rental property and other related costs	(3,970)	(5,647)
Proceeds from the sales of developable land	88,962	6,528
Proceeds from sale of investments in joint ventures	6,095	—
Repayment of notes receivable	32	1,257
Investment in unconsolidated joint ventures	(226)	(98)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,281	6,454
Proceeds from insurance settlements	255	3,239
Net cash provided by investing activities - continuing operations	88,759	5,284
Net cash provided by investing activities - discontinued operations	77,184	446,350

Net cash provided by investing activities	$165,943	$451,634

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$—	$16,000
Repayment of revolving credit facility	—	(16,000)
Borrowings from term loans	55,000	—
Repayment of mortgages, loans payable and other obligations	(223,922)	(84,258)
Redemption of redeemable noncontrolling interests, net	(15,700)	—
Payment of early debt extinguishment costs	—	(251)
Common unit redemptions	—	(94)
Payment of financing costs	(7,744)	(1,721)
Contribution from noncontrolling interests	108	—
Distribution to noncontrolling interests	(1,249)	—
Distributions to redeemable noncontrolling interests	(384)	(12,731)
Payment of common dividends and distributions	(10,737)	(38)
Share issuance proceeds (costs), net	1,831	—
Other financing activities	(3,337)	—
Net cash used in financing activities	$(206,134)	$(99,093)

Net (decrease) increase in cash and cash equivalents	$(13,648)	$376,905
Cash, cash equivalents and restricted cash, beginning of period (1)	54,579	47,649

Cash, cash equivalents and restricted cash, end of period (2)	$40,931	$424,554
(1)Includes Restricted Cash of $26,572 and $20,867 as of December 31, 2023 and 2022, respectively.
(2)Includes Restricted Cash of $22,533 and $27,614 as of June 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.4 and 91.4 percent common unit interest in the Operating Partnership as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2024, the Company owned or had interests in 22 multifamily rental properties, as well as non-core assets comprised of four parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 19 wholly-owned or Company-controlled properties comprised of 16 multifamily properties and three non-core assets, and (b) seven properties owned by unconsolidated joint ventures in which the Company has investment interests, including six multifamily properties and one non-core asset. The Properties are located in three states in the Northeast, plus the District of Columbia.
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
As of June 30, 2024 and December 31, 2023, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, have total real estate assets of $445.8 million and $449.8 million, respectively, other assets of $6.8 million and $6.7 million, respectively, mortgages of $285.2 million and $285.2 million, respectively, and other liabilities of $15.7 million and $14.7 million, respectively.
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
Upon completion of the sale of the last remaining non-strategic office asset in the first quarter of 2024, the Company reassessed its reportable segments as the business activities are managed and evaluated on a consolidated basis. The Company evaluates performance based upon net operating income from the combined properties and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP.
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

On May 6, 2024, the Company declared a $0.06 dividend per common share, which was paid on July 16, 2024 to shareholders of record as of the close of business on July 3, 2024.

At June 30, 2024 and December 31, 2023, the balance of the distributions payable was $6.4 million and $5.5 million, respectively.
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
3.    INVESTMENTS IN RENTAL PROPERTIES
Dispositions of Rental Properties and Developable Land
The Company disposed of the following rental properties during the six months ended June 30, 2024 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds	Net Carrying Value	Discontinued Operations Realized Gains (Losses)/ Unrealized Losses, net
03/20/24	Harborside 5	Jersey City, New Jersey	1	977,225	Office	$81,515	$81,228	$287
	Others (a)							1,261

Totals			1	977,225		$81,515	$81,228	$1,548
(a)Others represent resolution of estimated accrued expenses from various previously sold rental properties.

The Company disposed of the following developable land holdings during the six months ended June 30, 2024 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value		Realized Gains (Losses)/ Unrealized Losses, net
01/03/24	2 Campus	Parsippany-Troy Hills, New Jersey	$10,155	$9,371		$784
04/16/24	107 Morgan	Jersey City, New Jersey	50,630	50,929	(a)	(299)
04/30/24	6 Becker Farm / 85 Livingston	Roseland, NJ	27,985	16,955		11,030
Totals			$88,770	$77,255		$11,515
(a)Carrying value reflects previously recorded impairment charges of $10.5 million.
Dispositions of Unconsolidated Joint Venture
In January 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million.
Real Estate Held for Sale
As of June 30, 2024, the Company did not have any assets classified as held for sale.
As of December 31, 2023, the Company had classified as held for sale several developable land parcels, which are located in Jersey City and Parsippany, New Jersey and have been subsequently sold. The following table summarizes the real estate held for sale, net as of December 31, 2023:

(dollars in thousands)	December 31, 2023
Land	$59,464
Building & Other	9,688
Less: Accumulated depreciation	—
Less: Cumulative unrealized losses on property held for sale	(10,544)
Real estate held for sale, net	$58,608
Discontinued Operations
The Company has discontinued operations related to its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) which represented a strategic shift in the Company’s operations. See Note 7: Discontinued Operations.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2024, the Company had an aggregate investment of approximately $120 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of June 30, 2024, the unconsolidated joint ventures owned: six multifamily properties totaling 2,087 apartment units, a retail property aggregating approximately 51,000 square feet and interests and/or rights to developable land parcels able to accommodate up to 829 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.8 million and $0.5 million for such services in the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $1.4 million in the six months ended June 30, 2024 and 2023, respectively. The Company had $1.0 million and $0.7 million in accounts receivable due from its unconsolidated joint ventures as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.
The following is a summary of the Company's unconsolidated joint ventures as of June 30, 2024 and December 31, 2023 (dollars in thousands):

						Property Debt
Entity / Property Name	Number of Apartment Units		Company's Effective Ownership % (a)	Carrying Value		As of June, 30, 2024

				June 30, 2024	December 31, 2023	Balance	Maturity Date		Interest Rate
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	130	units	(c)	$1,512	$908	$40,167	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	4,162	4,506	82,000	11/10/26		3.21%
The Capstone at Port Imperial	360	units	40.00%	22,116	21,361	135,000	12/22/24	SOFR+	1.20%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	31,727	32,022	88,408	07/01/33		4.82%
Urby at Harborside (e)	762	units	85.00%	58,778	57,060	184,309	08/01/29		5.20%
PI North - Land (b) (f)	829	potential units	20.00%	1,678	1,678	—	—		—
Other (g)				419	419	—	—		—
Totals:				$120,392	$117,954	$560,076
(a)Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
(b)The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.
(c)Through the joint venture, the Company owns a 25 percent interest in a 130-unit multifamily rental property ("The Metropolitan at 40 Park") and also owns a 25 percent interest in a 50,973 square feet retail building ("Shops at 40 Park"). In January 2024, the joint venture sold the 59-unit, five story multifamily rental property ("Lofts at 40 Park") for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million.
(d)Property debt balance as of June 30, 2024 consists of: (i) an interest only loan, collateralized by the Metropolitan at 40 Park, with a balance of $34.1 million, bears interest at SOFR +2.85%, matures on October 10, 2024; and (ii) an interest only loan, collateralized by the Shops at 40 Park, with a balance of $6.1 million, bears interest at SOFR +2.00% and matures on January 9, 2025. Proceeds from the sale of Lofts at 40 Park were used to repay an interest-only loan with a balance of $17.2 million in January 2024.
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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity / Property Name	2024	2023	2024	2023
Multifamily
Metropolitan and Lofts at 40 Park (a)	$(47)	$(326)	$(474)	$(608)
RiverTrace at Port Imperial	132	144	291	282
Capstone at Port Imperial	(5)	(126)	44	(313)
Riverpark at Harrison	68	67	136	405
Station House	(133)	91	(171)	(7)
Urby at Harborside	3,084	2,906	3,587	2,973
PI North - Land	(166)	(56)	(226)	(96)
Liberty Landing	—	—		(3)

Company's equity in earnings of unconsolidated joint ventures (b)	$2,933	$2,700	$3,187	$2,633
(a)In January 2024, the joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million.
(b)Amounts are net of amortization of basis differences of $154 thousand for each of the three months ended June 30, 2024 and 2023 and $309 thousand for each of the six months ended June 30, 2024 and 2023.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	June 30, 2024	December 31, 2023
Deferred leasing costs	$4,660	$8,324
Deferred financing costs (a)	7,543	771
	12,203	9,095
Accumulated amortization	(3,849)	(5,063)
Deferred charges, net	8,354	4,032
In-place lease values, related intangibles and other assets, net	9,734	10,034
Right of use assets (b)	5,659	6,161
Prepaid expenses and other assets, net	25,782	33,729

Total deferred charges and other assets, net	$49,529	$53,956
(a)This amount relates to the deferred financing costs associated with the revolving credit facility and undrawn term loan balances. Deferred financing costs related to all other debt liabilities are netted against those debt liabilities for all periods presented.
(b)This amount has a corresponding liability of $7.0 million and $7.4 million as of June 30, 2024 and December 31, 2023, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease agreements for further details.
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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $1.6 million will be reclassified as a decrease to interest expense.
As of June 30, 2024, the Company had four interest rate caps outstanding and in effect with a notional amount of $304.0 million designated as cash flow hedges of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (dollars in thousands):

Asset Derivatives designated as hedging instruments	Fair Value		Balance sheet location
	June 30, 2024	December 31, 2023
Interest rate caps	$4,924	$5,098	Deferred charges and other assets, net
On June 28, 2024, the Company entered into an interest rate cap to hedge the Riverhouse 9 mortgage loan with a notional amount of $110 million, replacing the in-place interest rate cap upon expiration on July 1, 2024. The cap has a strike rate of 3.5% and expires in July 2026.
Subsequent to the quarter end, the Company entered into an interest rate cap to hedge the first draw of the 2024 Term Loan with a notional amount of $55 million. The cap has a strike rate of 3.50% and expires in July 2026.
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (a) (b)				Total Amount of Interest Expense presented in the consolidated statements of operations
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Interest Rate Caps	$187	$2,221	$1,152	$1,697	$1,067	$685	$2,126	$1,106	$(21,676)	$(21,692)	$(43,176)	$(43,706)
(a)Amounts exclude net gains of $42 thousand and $0 recognized on unconsolidated jointly owned investments during the three months ended June 30, 2024 and 2023, respectively and $1.2 million and $0 during the six months ended June 30, 2024 and 2023.
(b)The gain or loss reclassified from Accumulated OCI into Income is recorded in Interest Expense.
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
As of June 30, 2024, the Company did not have any interest rate derivatives in a net liability position.
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

	June 30, 2024	December 31, 2023
Security deposits	$10,430	$9,996
Escrow and other reserve funds	12,103	16,576

Total restricted cash	$22,533	$26,572
7.    DISCONTINUED OPERATIONS
The Company's sale of its former Office Portfolio represented a strategic shift in the Company’s operations. As such, the results of these sold properties are classified as discontinued operations for all periods presented.
The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Revenues	$(277)	$7,210	$2,722	$28,217
Operating and other expenses, net	1,639	(6,274)	(645)	(17,670)
Depreciation and amortization	—	(2,128)	(668)	(9,094)
Interest Expense	—	—	—	(822)
Equity in earnings of unconsolidated joint ventures	57	—	262	—

Income from discontinued operations	1,419	(1,192)	1,671	631

Realized gain (loss) on disposition of rental property	—	(3,488)	1,548	(2,709)
Realized gain (loss), net	—	(3,488)	1,548	(2,709)

Total discontinued operations, net	$1,419	$(4,680)	$3,219	$(2,078)
8.    REVOLVING CREDIT FACILITY AND TERM LOANS
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
On June 28, 2024, the Company drew $55 million available under the 2024 Term Loan which proceeds, together with available cash, were used to payoff the mortgage loan on Soho Lofts. Subsequent to the quarter end, the Company placed an interest rate cap on the 2024 Term Loan with a notional amount of $55 million. As of June 30, 2024, the principal balance of the 2024 Revolving Credit Facility and 2024 Term Loan was zero and $55 million, respectively. The effective interest rate applicable to the 2024 Term Loan was 6.12%.
As of June 30, 2024, The James and 145 Front at City Square are encumbered by the Company's credit facilities, with a total carrying value of approximately $0.2 billion. Subsequent to quarter end, Soho Lofts was added to the collateral pool.
The Company was in compliance with its debt covenants under its revolving credit facility as of June 30, 2024.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties. As of June 30, 2024, 14 of the Company’s properties, with a total carrying value of approximately $2.2 billion, are encumbered by the Company's mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of June 30, 2024.
A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	June 30, 2024	December 31, 2023	Maturity
Signature Place	Nationwide Life Insurance Company		3.74%	$43,000	$43,000	08/01/24
Liberty Towers	American General Life Insurance Company		3.37%	265,000	265,000	10/01/24
Portside 2 at East Pier (b)	New York Life Insurance Company		4.56%	96,222	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	116,510	117,000	08/10/26
Portside at East Pier (c)	KKR	SOFR+	2.75%	56,500	56,500	09/07/26
The Upton (d)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square (e)	US Bank	SOFR+	1.84%	—	63,000	12/10/26
RiverHouse 9 at Port Imperial (f)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Haus25	Freddie Mac		6.04%	343,061	343,061	09/01/28
RiverHouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (g)	Flagstar Bank		3.77%	—	158,777	07/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	31,375	31,645	12/01/29
The Emery at Overlook Ridge (h)	Flagstar Bank		3.21%	71,392	72,000	01/01/31

Principal balance outstanding				1,645,060	1,868,983
Unamortized deferred financing costs				(12,295)	(15,086)

Total mortgages, loans payable and other obligations, net				$1,632,765	$1,853,897
(a)Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.
(b)On June 11, 2024, the lender terminated the Company's payment guarantee of 10 percent of the outstanding principal.
(c)On August 10, 2023, the Company refinanced the Freddie Mac fixed rate loan. Additionally, a 3-year cap at a strike rate of 3.5% was placed, expiring in September 2026.
(d)As of June 30, 2024, an interest-rate cap agreement was in place for this mortgage loan with a strike rate of 1.0%, expiring in October 2024.
(e)On May 22, 2024, the Company prepaid the outstanding loan amount in full. The interest-rate cap agreement with a strike rate of 4.0% matured on June 30, 2024.
(f)As of June 30, 2024, an interest-rate cap agreement was in place for this mortgage loan, with a strike rate of 3.0%, expiring July 1, 2024. Subsequent to quarter end, the Company entered into an interest-rate cap agreement to hedge this mortgage, with a strike rate of 3.5%, expiring in July 2026.
(g)On June 28, 2024, the Company prepaid the outstanding loan amount in full.
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
Cash Paid for Interest and Interest Capitalized
Cash paid for interest for the three months ended June 30, 2024 and 2023 was $19.9 million and $19.6 million (of which zero pertained to properties classified as discontinued operations), respectively. Cash paid for interest for the six months ended June 30, 2024 and 2023 was $39.3 million and $40.1 million (of which zero and $1.1 million pertained to properties classified as discontinued operations), respectively. No interest was capitalized by the Company for the three or six months ended June 30, 2024 and 2023.
Summary of Indebtedness

(dollars in thousands)	June 30, 2024		December 31, 2023
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt, including Term Loan (a)	$1,686,954	4.43%	$1,853,897	4.34%

Totals/Weighted Average, net of unamortized deferred financing costs:	$1,686,954	4.43%	$1,853,897	4.34%
(a)     As of June 30, 2024 and December 31, 2023, includes debt with interest rate caps outstanding with a notional amount of $304.0 million and $304.5 million, respectively. Subsequent to the quarter ended June 30, 2024, the Company placed an interest rate cap on the 2024 Term Loan with a notional amount of $55 million. The cap has a strike rate of 3.50% and expires in July 2026.
10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax and post-tax contributions, as well as any matching or profit sharing contributions made on their behalf by the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2024 and 2023 was $139 thousand and $129 thousand, respectively and $290 thousand and $277 thousand for the six months ended June 30, 2024 and 2023, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2024 and December 31, 2023. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Items Measured at Fair Value on a Recurring Basis
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2024 and December 31, 2023.
The fair value of the Company’s long-term debt, consisting of mortgages, loans payable and other obligations aggregated approximately $1.6 billion and $1.8 billion as compared to the book value of approximately $1.7 billion and $1.9 billion as of June 30, 2024 and December 31, 2023, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
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
There were no impairment charges recognized during the three and six months ended June 30, 2024 and $3.6 million and $7.0 million during the three and six months ended June 30, 2023, respectively.
12.    COMMITMENTS AND CONTINGENCIES
PILOT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties as follows:

				PILOT Payments		PILOT Payments
Property Name	Location	Asset Type	PILOT Expiration Dates	Three Months Ended June 30,		Six Months Ended June 30,
				2024	2023	2024	2023
				(Dollars in Thousands)		(Dollars in Thousands)
BLVD 401 (a)	Jersey City, NJ	Multifamily	4/2026	$701	$461	$1,143	$864
RiverHouse 11 at Port Imperial (b)	Weehawken, NJ	Multifamily	7/2033	492	405	949	779
Port Imperial 4/5 Hotel (c)	Weehawken, NJ	Hotel	12/2033	—	—	—	224
RiverHouse 9 at Port Imperial (d)	Weehawken, NJ	Multifamily	6/2046	451	372	858	754
Haus25 (e)	Jersey City, NJ	Mixed-Use	3/2047	717	573	1,414	1,147
The James (f)	Park Ridge, NJ	Multifamily	6/2051	210	144	416	287
Total PILOT taxes				$2,571	$1,955	$4,780	$4,055
(a)The annual PILOT is equal to 10 percent percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined.
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
(e)The annual PILOT is equal to seven percent of Gross Revenues, as defined, for a term of 25 years.
(f)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-10, 11.5 percent for years 11-21 and 12.5 percent for years 22-30, as defined.

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
OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, as of June 30, 2024 and December 31, 2023, are as follows (dollars in thousands):

Year	As of June 30, 2024 Amount
July 1 through December 31, 2024	$636
2025	1,279
2026	1,279
2027	1,280
2028	494
2029 through 2101	31,447
Total lease payments	36,415
Less: imputed interest	(29,461)

Total	$6,954

Year	As of December 31, 2023 Amount
2024	$1,272
2025	1,279
2026	1,279
2027	1,280
2028	494
2029 through 2101	31,447
Total lease payments	37,051
Less: imputed interest	(29,700)

Total	$7,351
Office and ground lease expenses incurred by the Company amounted to $629 thousand and $582 thousand for the three months ended June 30, 2024 and 2023, respectively and $1.3 million and $847 thousand for the six months ended June 30, 2024 and 2023, respectively.
The Company had capitalized operating leases for one office and two ground leases, which had balances of $3.6 million and $2.0 million, respectively, at June 30, 2024. Such amounts represent the net present value (“NPV”) of future payments detailed above. The one office and two ground leases used incremental borrowing rates of 6.0 percent and 7.6 percent, respectively, to arrive at the NPV and have weighted average remaining lease terms of 3.8 years and 77.1 years, respectively. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
The initial recognition of a lease liability and right-of-use asset for the office lease of $4.7 million is a noncash activity during the six months ended June 30, 2023.
OTHER
During the first quarter of 2024, the Company determined that the applicable conditions required to earn the stay-on award agreements with 20 employees were satisfied, and as a result, the corresponding cash and stock awards were deemed earned and payable. The total cost of such awards was approximately $2.6 million, including the issuance of 42,095 shares of the Company’s common stock, of which $1.3 million and $1.3 million was recorded in General and administrative and Real estate services expenses, respectively, on the Company's Consolidated Statements of Operations during the six months ended June 30, 2024.
13.    REDEEMABLE NONCONTROLLING INTERESTS
Rockpoint Transactions
On April 5, 2023, Veris Residential Trust (“VRT”), the Company’s subsidiary through which the Company conducts its multifamily residential real estate operations, exercised its right to purchase and redeem direct and indirect interests (the “Put/Call Interests”) in preferred units of limited partnership interests in VRLP (the "Preferred Units") from certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). On April 6, 2023, Rockpoint exercised its right under the Veris Residential Partners, L.P. (“VRLP”) Partnership Agreement to defer the closing of VRT’s purchase and redemption of the Put/Call Interests for one year. The exercise of the call right caused Rockpoint's interests to be reclassified as mandatorily redeemable noncontrolling interests under the accounting guidance, and included within the Total liabilities on the Company's Consolidated Balance Sheets. The impact of subsequent changes in redemption value at each period end is recorded as interest cost. The carrying amount is not reduced below the initial measurement amount.
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
Preferred Units
The Operating Partnership has 9,213 Series A-1 Preferred Units (the "Preferred Units") outstanding as of June 30, 2024. The Series A Preferred Units were all redeemed as of March 13, 2024. The key terms of the Preferred Units are summarized as follows:

Series A-1 Preferred Units
Issuance date	February and April, 2017
Number of units issued	9,213
Stated value per unit	$1,000
Annual dividend rate paid quarterly	(a)
Conversion rate	27.936
Conversion value per unit	$35.80
Maximum common unit conversion	257,375
(a)Series A-1 Preferred Units pay dividends quarterly at an annual rate equal to the greater of (x) 3.50 percent, or (y) the then-effective annual dividend yield on the General Partner’s common stock.
The Preferred Units have a liquidation and dividend preference senior to the common units and include customary anti-dilution protections for stock splits and similar events. The Preferred Units are convertible into common units of limited partnership interests of the Operating Partnership and are redeemable for cash at their stated value at the option of the holder.
Summary of Redeemable Noncontrolling Interests
The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine section for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

Series A-1 Preferred Units In VRLP
Balance at April 1, 2024	$9,294
Income Attributed to Noncontrolling Interests	81
Distributions	(81)
Balance at June 30, 2024	$9,294

Series A and A-1 Preferred Units In VRLP
Balance at January 1, 2024	$24,999
Redemption/Payout	(15,700)
Income Attributed to Noncontrolling Interests	378
Distributions	(383)
Balance at June 30, 2024	$9,294

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at April 1, 2023	$40,231	$479,977	$520,208
Income Attributed to Noncontrolling Interests	350	267	617
Distributions	(350)	(267)	(617)
Reclassification to Mandatorily Redeemable Non-controlling Interests	—	(479,977)	(479,977)
Balance at June 30, 2023	$40,231	$—	$40,231

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2023	$40,231	$475,000	$515,231
Income Attributed to Noncontrolling Interests	700	6,283	6,983
Distributions	(700)	(6,283)	(6,983)
Redemption Value Adjustment	—	4,977	4,977
Reclassification to Mandatorily Redeemable Non-controlling Interests	—	(479,977)	(479,977)
Balance at June 30, 2023	$40,231	$—	$40,231
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
The following table reflects the activity of the General Partner capital for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Opening Balance	$1,132,231	$1,216,530	$1,137,478	$1,235,685
Net income (loss) available to common shareholders	2,922	(27,434)	(981)	(47,407)
Shares issued under ATM Program, net	1,886	—	1,831	—
Common stock distributions	(5,610)	—	(10,594)	—
Redeemable noncontrolling interests	—	—	—	(4,516)
Redemption of common units for common stock	113	4,192	113	9,051
Shares issued under Dividend Reinvestment and Stock Purchase Plan	3	1	4	2
Directors' deferred compensation plan	99	86	198	196
Stock Compensation	3,199	3,381	7,399	6,852
Cancellation of common stock	(1,807)	(219)	(3,341)	(466)
Other comprehensive (loss) income	(766)	1,399	232	541
Rebalancing of ownership percent between parent and subsidiaries	154	(983)	85	(2,985)
Balance at June 30	$1,132,424	$1,196,953	$1,132,424	$1,196,953

Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
On November 15, 2023, the Company reestablished a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (“ATM Forwards”). Effective as of that date, the Company terminated a prior ATM Program that was established on December 13, 2021, under which we were able to offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $200 million, with a syndicate of banks. During the quarter ended June 30, 2024, the Company sold 133,759 shares pursuant to the ATM Program, generating net proceeds of $1.9 million.
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
In June 2024, stockholders of the Company approved the termination of the 2013 Plan and the establishment of the 2024 Incentive Stock Plan (the "2024 Plan"), under which a total of 2,885,207 shares has been reserved for issuance. No new awards will be granted under the 2013 Plan.
Stock Options
As of June 30, 2024, the Company has 2,330,000 options granted and outstanding, of which 2,246,666 are vested.
There were no stock options exercised under any stock option plans for the six months ended June 30, 2024 and 2023, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of June 30, 2024 and December 31, 2023, the stock options outstanding had a weighted average remaining contractual life of approximately 3.1 years and 3.6 years, respectively.
The Company recognized stock compensation expense related to stock options of $92 thousand and $322 thousand for the three months ended June 30, 2024 and 2023, respectively and $429 thousand and $644 thousand for the six months ended June 30, 2024 and 2023, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards ("RSAs") in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the RSAs issued is based on time and service. On June 26, 2024, the Company issued RSAs to non-employee members of the Board of Directors, of which 71,232 unvested RSAs were outstanding at June 30, 2024.

The Company recognized stock compensation expense related to RSAs of $201 thousand and $187 thousand for the three months ended June 30, 2024 and 2023, respectively and $431 thousand and $362 thousand for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, the Company had $1.0 million of total unrecognized compensation cost related to unvested RSAs granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 1 year.
All currently outstanding and unvested RSAs provided to the non-employee members of the Board of Directors were issued under the 2024 Plan.
Long-Term Incentive Plan Awards
The Company has granted long-term incentive plans awards (“LTIP Awards”) to executive officers, senior management, and certain other employees of the Company. LTIP Awards generally are granted in the form of restricted stock units (each, an “RSU” and collectively, the “RSU LTIP Awards”) and constitute awards under the 2013 Plan and 2024 Plan.
A portion of the RSUs are subject to time-based vesting conditions and will vest over a three-year period ("TRSUs"). As of June 30, 2024, there are 895,670 TRSUs outstanding and unvested.
Additionally, in April 2022, the General Partner granted 59,707 TRSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08. As of June 30, 2024, there are 14,467 TRSUs classified as inducement awards outstanding and unvested.
Another portion of the annual LTIP Awards have market-based vesting conditions ("PRSUs"), and recipients will only earn the full amount of the PRSUs if, over the three-year performance period, the General Partner achieves an absolute Total Shareholder Return ("TSR") target and if the General Partner’s relative TSR as compared to a group of peer REITs exceeds certain thresholds. The market-based award targets are determined annually by the compensation committee of the Board of Directors. As of June 30, 2024, there are 812,609 PRSUs outstanding and unvested.
In addition, the Company has granted RSUs with a three-year cliff vest subject to the achievement of adjusted funds from operations targets ("OPRSUs"). As of June 30, 2024, there are 763,452 OPRSUs outstanding and unvested.
The Company recognized stock compensation expense related to LTIP awards of $2.9 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively and $6.5 million and $6.3 million for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, the Company had $14.5 million of total unrecognized compensation cost related to unvested LTIP Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2.2 years.
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
During the three months ended June 30, 2024 and 2023, deferred stock units earned were 6,951 and 5,379, respectively. During the six months ended June 30, 2024, and 2023, 14,060 and 12,950 deferred stock units were earned, respectively. As of June 30, 2024 and December 31, 2023, there were 92,035 and 77,975 deferred stock units outstanding, respectively.

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
The following information presents the Company’s results for the three and six months ended June 30, 2024 and 2023 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Basic EPS	2024	2023	2024	2023
Income (loss) from continuing operations after income tax expense	$1,316	$(25,455)	$(4,953)	$(44,287)
Add (deduct): Noncontrolling interests in consolidated joint ventures	543	636	1,038	1,223
Add (deduct): Noncontrolling interests in Operating Partnership	(153)	2,265	370	4,542
Add (deduct): Redeemable noncontrolling interests	(81)	(617)	(378)	(6,983)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	—	—	—	(4,516)
Income (loss) from continuing operations available to common shareholders	$1,625	$(23,171)	$(3,923)	$(50,021)
Income (loss) from discontinued operations available to common shareholders	1,297	(4,263)	2,942	(1,902)
Net income (loss) available to common shareholders for basic earnings per share	$2,922	$(27,434)	$(981)	$(51,923)

Weighted average common shares	92,663	91,873	92,469	91,551

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$0.02	$(0.25)	$(0.04)	$(0.54)
Income (loss) from discontinued operations available to common shareholders	0.01	(0.05)	0.03	(0.02)
Net income (loss) available to common shareholders	$0.03	$(0.30)	$(0.01)	$(0.56)

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Diluted EPS	2024	2023	2024	2023
Net income (loss) from continuing operations available to common shareholders	$1,625	$(23,171)	$(3,923)	$(50,021)
Add (deduct): Noncontrolling interests in Operating Partnership	153	(2,265)	(370)	(4,542)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	—	—	—	(461)
Income (loss) from continuing operations for diluted earnings per share	$1,778	$(25,436)	$(4,293)	$(55,024)
Income (loss) from discontinued operations for diluted earnings per share	1,419	(4,680)	3,219	(2,078)
Net income (loss) available for diluted earnings per share	$3,197	$(30,116)	$(1,074)	$(57,102)

Weighted average common shares	101,952	100,854	101,160	100,691

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$0.02	$(0.25)	$(0.04)	$(0.54)
Income (loss) from discontinued operations available to common shareholders	0.01	(0.05)	0.03	(0.02)
Net income (loss) available to common shareholders	$0.03	$(0.30)	$(0.01)	$(0.56)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPS shares	92,663	91,873	92,469	91,551
Add: Operating Partnership – common and vested LTIP units	8,689	8,981	8,691	9,140
Add: Dilutive effect of stock-based compensation awards	600	—	—	—
Diluted EPS Shares	101,952	100,854	101,160	100,691

Veris Residential, L.P.:

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Basic EPU	2024	2023	2024	2023
Income (loss) from continuing operations after income tax expense	$1,316	$(25,455)	$(4,953)	$(44,287)
Add (deduct): Noncontrolling interests in consolidated joint ventures	543	636	1,038	1,223
Add (deduct): Redeemable noncontrolling interests	(81)	(617)	(378)	(6,983)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	—	—	—	(4,977)
Income (loss) from continuing operations available to unitholders	$1,778	$(25,436)	$(4,293)	$(55,024)
Income (loss) from discontinued operations available to unitholders	1,419	(4,680)	3,219	(2,078)
Net income (loss) available to common unitholders for basic earnings per unit	$3,197	$(30,116)	$(1,074)	$(57,102)

Weighted average common units	101,352	100,854	101,160	100,691

Basic EPU:
Income (loss) from continuing operations available to unitholders	$0.02	$(0.25)	$(0.04)	$(0.54)
Income (loss) from discontinued operations available to unitholders	0.01	(0.05)	0.03	(0.02)
Net income (loss) available to common unitholders for basic earnings per unit	$0.03	$(0.30)	$(0.01)	$(0.56)

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Diluted EPU	2024	2023	2024	2023
Income (loss) from continuing operations available to common unitholders	$1,778	$(25,436)	$(4,293)	$(55,024)
Income (loss) from discontinued operations for diluted earnings per unit	1,419	(4,680)	3,219	(2,078)
Net income (loss) available to common unitholders for diluted earnings per unit	$3,197	$(30,116)	$(1,074)	$(57,102)

Weighted average common unit	101,952	100,854	101,160	100,691

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$0.02	$(0.25)	$(0.04)	$(0.54)
Income (loss) from discontinued operations available to common unitholders	0.01	(0.05)	0.03	(0.02)
Net income (loss) available to common unitholders	$0.03	$(0.30)	$(0.01)	$(0.56)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPU units	101,352	100,854	101,160	100,691
Add: Dilutive effect of stock-based compensation awards	600	—	—	—
Diluted EPU Units	101,952	100,854	101,160	100,691

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
The following table reflects the activity of noncontrolling interests for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Opening Balance	$139,985	$157,439	$142,075	$163,652
Net (loss) income	(187)	(2,701)	(753)	1,042
Unit distributions	(521)	—	(978)	—
Redeemable noncontrolling interests	(81)	(617)	(378)	(7,444)
Change in noncontrolling interests in consolidated joint ventures	(209)	—	(1,142)	(562)
Redemption of common units for common stock	(113)	(4,192)	(113)	(9,051)
Redemption of common units	—	(78)	—	(94)
Stock compensation	—	94	—	487
Other comprehensive (loss) income	(72)	137	22	50
Rebalancing of ownership percentage between parent and subsidiaries	(154)	983	(85)	2,985
Balance at June 30	$138,648	$151,065	$138,648	$151,065
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2024, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $0.1 million as of June 30, 2024.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the six months ended June 30, 2024, the Company redeemed 9,230 common units for common shares, at their fair value of $113 thousand.
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
LTIP Units
After LTIP Units are fully vested, LTIP Units may be converted on a one-for-one basis into common units. Common units in turn have a one-for-one relationship in value with shares of the General Partner’s common stock, and are redeemable on a one-for-one basis for cash or, at the election of the Company, shares of the General Partner’s common stock. As of June 30, 2024, there are no unvested LTIP Units.
Noncontrolling Interests Ownership in Operating Partnership
As of June 30, 2024 and December 31, 2023, the noncontrolling interests common unit and LTIP units holders owned 8.6 percent and 8.6 percent of the Operating Partnership, respectively.
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

Table of Contents`
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

Table of Contents`
Results From Operations
The following comparisons for the three and six months ended June 30, 2024 (“2024”), as compared to the three and six months ended June 30, 2023 (“2023”), make reference to the following:
(i)“Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2022 excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2023 through June 30, 2024;
(ii)“Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2023 through June 30, 2024; and
(iii)“Properties Sold”, which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2023 through June 30, 2024.
For the three and six months ended June 30, 2024 and June 30, 2023, there were no properties that were identified as Acquired and Developed Properties or Properties Sold in 2023 and 2024 (excluding properties classified as discontinued operations).

Table of Contents`
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

(dollars in thousands)	Three Months Ended June 30,		Dollar Change	Percent Change
	2024	2023
Revenue from rental operations and other:
Revenue from leases	$60,917	$58,192	$2,725	4.7%
Parking income	3,922	3,998	(76)	(1.9)
Other income	1,766	1,373	393	28.6
Total revenues from rental operations	66,605	63,563	3,042	4.8

Property expenses:
Real estate taxes	9,502	6,298	3,204	50.9
Utilities	1,796	1,761	35	2.0
Operating services	12,628	12,232	396	3.2
Total property expenses	23,926	20,291	3,635	17.9

Non-property revenues:
Real estate services	871	643	228	35.5
Total non-property revenues	871	643	228	35.5

Non-property expenses:
Real estate services expenses	4,366	4,389	(23)	(0.5)
General and administrative	8,975	9,572	(597)	(6.2)
Transaction related costs	890	3,319	(2,429)	(73.2)
Depreciation and amortization	20,316	21,831	(1,515)	(6.9)
Total non-property expenses	34,547	39,111	(4,564)	(11.7)
Operating profit	9,003	4,804	4,199	87.4
Other (expense) income:
Interest expense	(21,676)	(21,692)	16	(0.1)
Interest cost of mandatorily redeemable noncontrolling interests	—	(13,390)	13,390	(100.0)
Interest and other investment income	1,536	3,927	(2,391)	(60.9)
Equity in earnings of unconsolidated joint ventures	2,933	2,700	233	8.6
Gain on disposition of developable land	10,731	—	10,731	100.0
Loss from extinguishment of debt, net	(785)	(2,657)	1,872	(70.5)
Other income (expense), net	(250)	853	(1,103)	(129.3)
Total other (expense) income, net	(7,511)	(30,259)	22,748	(75.2)
Income (loss) from continuing operations before income tax expense	1,492	(25,455)	26,947	(105.9)
Provision for income taxes	(176)	—	(176)	(100.0)
Income (loss) from continuing operations after income tax expense	1,316	(25,455)	26,771	(105.2)
Discontinued operations:
Income (loss) from discontinued operations	1,419	(1,192)	2,611	(219.0)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	(3,488)	3,488	100.0
Total discontinued operations	1,419	(4,680)	6,099	(130.3)
Net income (loss)	$2,735	$(30,135)	$32,870	(109.1)

Table of Contents`

Revenue from leases. Revenue from leases increased $2.7 million, or 4.7 percent, for 2024 as compared to 2023, due primarily to an increase in market rental rates and a reduction in concessions of the multifamily rental properties.
Real estate taxes. Real estate taxes increased $3.2 million, or 50.9 percent, due primarily to prior period tax appeal refunds received in 2023, and increased PILOT taxes based on higher revenues in 2024.
Transaction related costs. Transaction related costs decreased $2.4 million or 73.2 percent. During the second quarter of 2023, the Company recorded transaction related costs primarily related to the sale of the former Office Portfolio. During the second quarter of 2024, the Company recorded transaction related costs primarily related to the withdrawal of the public offering of common stock.
Depreciation and amortization. Depreciation and amortization decreased $1.5 million, or 6.9 percent, due primarily to lease intangibles acquired in 2022 that were fully amortized prior to 2024.
Interest cost of mandatorily redeemable noncontrolling interests. During the second quarter of 2023, the Company recognized $13.4 million in interest cost of mandatorily redeemable noncontrolling interests related to Rockpoint's interests, including $7.6 million redemption value adjustment and $5.8 million income attributed to noncontrolling interests.
Interest and other investment income. Interest income decreased $2.4 million, primarily related to interest income earned on higher cash balances from sales proceeds received in 2023.
Gain on disposition of developable land. During the second quarter of 2024, the Company sold several parcels of land and as a result, recognized a gain on disposition of developable land of $10.7 million. See Note 3: Investments in Rental Properties to the Financial Statements.
Loss from extinguishment of debt, net. During the second quarter of 2024, the Company wrote off unamortized deferred financing costs of $0.8 million relating to the early extinguishment of two mortgage loans. During the second quarter of 2023, the Company wrote off $2.6 million of unamortized deferred financing costs related to the termination of its credit facility.
Discontinued operations. The Company recognized income from discontinued operations of $1.4 million in 2024 and losses from discontinued operations of $1.2 million in 2023. In 2024 and 2023, the Company recognized realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net, of zero and $(3.5) million, respectively, on these properties. See Note 7: Discontinued Operations to the Financial Statements.

Table of Contents`
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

(dollars in thousands)	Six Months Ended June 30,		Dollar Change	Percent Change
	2024	2023
Revenue from rental operations and other:
Revenue from leases	$121,559	$114,289	$7,270	6.4%
Parking income	7,667	7,726	(59)	(0.8)
Other income	3,797	3,235	562	17.4
Total revenues from rental operations	133,023	125,250	7,773	6.2

Property expenses:
Real estate taxes	18,679	15,857	2,822	17.8
Utilities	4,067	3,824	243	6.4
Operating services	25,198	23,615	1,583	6.7
Total property expenses	47,944	43,296	4,648	10.7

Non-property revenues:
Real estate services	1,793	1,554	239	15.4
Total non-property revenues	1,793	1,554	239	15.4

Non-property expenses:
Real estate services expenses	9,608	6,332	3,276	51.7
General and administrative	20,063	19,853	210	1.1
Transaction related costs	1,406	4,347	(2,941)	(67.7)
Depreciation and amortization	40,433	43,619	(3,186)	(7.3)
Land and other impairments, net	—	3,396	(3,396)	(100.0)
Total non-property expenses	71,510	77,547	(6,037)	(7.8)
Operating profit	15,362	5,961	9,401	157.7
Other (expense) income:
Interest expense	(43,176)	(43,706)	530	(1.2)
Interest cost of mandatorily redeemable noncontrolling interests	—	(13,390)	13,390	(100.0)
Interest and other investment income	2,074	4,043	(1,969)	(48.7)
Equity in earnings of unconsolidated joint ventures	3,187	2,633	554	21.0
Gain (loss) on disposition of developable land	11,515	(22)	11,537	(52440.9)
Gain on sale of unconsolidated joint venture interests	7,100	—	7,100	100.0
Loss from extinguishment of debt, net	(785)	(2,657)	1,872	(70.5)
Other Income, net	5	2,851	(2,846)	(99.8)
Total other (expense) income, net	(20,080)	(50,248)	30,168	(60.0)
Loss from continuing operations before income tax expense	(4,718)	(44,287)	39,569	(89.3)
Provision for income taxes	(235)	—	(235)	(100.0)
Loss from continuing operations after income tax expense	(4,953)	(44,287)	39,334	(88.8)
Discontinued operations:
Income from discontinued operations	1,671	631	1,040	164.8
Realized losses (gains) and unrealized losses (gains) on disposition of rental property and impairments, net	1,548	(2,709)	4,257	(157.1)
Total discontinued operations	3,219	(2,078)	5,297	(254.9)
Net loss	$(1,734)	$(46,365)	$44,631	(96.3)

Table of Contents`
Revenue from leases. Revenue from leases increased $7.3 million, or 6.4 percent, for 2024 as compared to 2023, due primarily to an increase in market rental rates and a reduction in concessions of the multifamily rental properties.
Other income. Other income increased $0.6 million, or 17.4 percent, primarily due to an increase in early lease termination fees in 2024 as compared to 2023.
Real estate taxes. Real estate taxes increased $2.8 million, or 17.8 percent, due primarily to prior period tax appeal refunds received in 2023, and increased PILOT taxes based upon higher revenues in 2024.
Operating services. Operating services increased $1.6 million, or 6.7 percent, due to an increase in insurance costs, partially offset by non-recurring legal expenses recognized in 2023.
Real estate services expense. Real Estate services expense include expenses associated with the self-management of the Company's properties as well as administrative and personnel expenses for the Company's third-party/joint venture management businesses. Real estate services expense increased $3.3 million, or 51.7 percent due primarily to the satisfaction of stay-on award conditions in 2024 and reorganization of the Company's multifamily management structure. See Note 12: Commitments and Contingencies to the Financial Statements.
General and administrative. General and administrative expenses increased $0.2 million, or 1.1 percent, primarily due to rent expense for the office lease entered into in April 2023 and the satisfaction of stay-on award conditions in 2024, partially offset by lower severance and related costs in 2024 and reorganization of the Company's multifamily management structure. See Note 12: Commitments and Contingencies to the Financial Statements.
Transaction related costs. Transaction related costs decreased $2.9 million, or 67.7 percent. In 2023, the Company recorded transaction related costs primarily related to the line of credit and credit facility and the sale of the former Office Portfolio. In 2024, the Company recorded transaction related costs primarily related to the sale of the former Office Portfolio and the withdrawal of its public offering of common stock.
Depreciation and amortization. Depreciation and amortization decreased $3.2 million, or 7.3 percent. This decrease was primarily due to lease intangibles acquired in 2022 that were fully amortized prior to 2024.
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
Interest and other investment income. Interest income decreased $2.0 million, or 48.7 percent. The increase is primarily related to interest income earned on larger cash balances from sales proceeds received in 2023.
Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.6 million, or 21.0 percent, due primarily to the improved operating performance of its unconsolidated joint ventures as a result of higher rental rates.
Gain (loss) on disposition of developable land. In 2024, the Company sold several parcels of land and as a result, recognized a total gain on disposition of developable land of $11.5 million. See Note 3: Investments in Rental Properties to the Financial Statements.
Gain on sale of unconsolidated joint venture interests. In January 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million during the six months ended June 30, 2024.
Loss from extinguishment of debt, net. During 2024, the Company wrote off unamortized deferred financing costs of $0.8 million relating to the early extinguishment of two mortgage loans. During 2023, the Company wrote off $2.6 million of unamortized deferred financing costs related to the credit facility termination.
Other Income, net. In 2023, the Company received insurance proceeds of $2.9 million.

Table of Contents`
Discontinued operations. The Company recognized income from discontinued operations of $1.7 million in 2024 and $0.6 million in 2023. In 2024 and 2023, the Company recognized realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net, of $1.5 million and $(2.7) million, respectively, on these properties. See Note 7: Discontinued Operations to the Financial Statements.

Table of Contents`
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
Cash Flows
Cash, cash equivalents and restricted cash decreased by $13.6 million to $40.9 million at June 30, 2024, compared to $54.6 million at December 31, 2023. This decrease is comprised of the following net cash flow items:
(1)$26.5 million provided by operating activities.
(2)$165.9 million provided by investing activities, consisting primarily of the following:
(a)$89.0 million received from proceeds from the sales of developable land;
(b)$77.2 million received from proceeds of rental properties included in discontinued operations;
(c)$6.1 million received from proceeds from the sale of investments in joint ventures;
(d)$3.3 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures;
(e)$5.7 million used for additions to rental property, improvements and other costs; and
(f)$4.0 million used for the development of rental property and other related costs.
(3)$206.1 million used in financing activities, consisting primarily of the following:
(a)$223.9 million used for repayments of mortgages, loans payable and other obligations;
(b)$15.7 million used for the redemption of redeemable noncontrolling interests;
(c)$10.7 million used for the payment of common dividends and distributions;
(d)$7.7 million used for payment of financing costs;
(e)$3.3 million used for other financing activities;
(f)$1.2 million used for distribution to noncontrolling interests;
(g)$0.4 million used for distribution to redeemable noncontrolling interests;
(h)$55.0 million received from the borrowings from term loans; and
(i)$1.8 million received from share issuance proceeds, net.

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

Table of Contents`
debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.
The General Partner, as of the taxable year ended December 31, 2022, the most recent year for which tax returns have been filed, has net operating losses of $129.0 million.
On May 6, 2024, the Company declared a $0.06 dividend per common share, which was paid on July 16, 2024 to shareholders of record as of the close of business on July 3, 2024.
Debt Financing
Debt Strategy
The Company has historically utilized a combination of corporate and property level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property level indebtedness on or before the applicable maturity dates.
Debt Summary
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2024:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Debt, including Term Loan (a)	$1,700,060	100.00%	4.43%	2.79

Totals/Weighted Average:	$1,700,060	100.00%	4.43%	2.79
Unamortized deferred financing costs	(13,106)
Total Debt, Net	$1,686,954
(a)Includes debt with interest rate caps outstanding with a notional amount of $304.0 million. Subsequent to the quarter ended June 30, 2024, the Company placed an interest rate cap on the 2024 Term Loan with a notional amount of $55 million. The cap has a strike rate of 3.50% and expires in July 2026.

Table of Contents`
Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2024 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments
2024	$3,153	$308,000	$311,153	3.43%
2025	9,419	—	9,419	3.68
2026	7,879	467,904	475,783	4.26
2027	5,326	360,319	365,645	4.18
2028	2,396	343,061	345,457	6.03
Thereafter	4,060	188,543	192,603	4.13
Sub-total	32,233	1,667,827	1,700,060	4.43
Unamortized deferred financing costs	(13,106)	—	(13,106)
Totals/Weighted Average	$19,127	$1,667,827	$1,686,954	4.43%
Unencumbered Properties
As of June 30, 2024, the Company had three unencumbered properties with a carrying value of $264.9 million.
Equity Financing and Registration Statements
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $100 million of shares of common stock have been allocated for sale pursuant to the Company's ATM Program commenced in November 2023 and 133,759 shares have been sold as of July 22, 2024.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of July 22, 2024.
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

Table of Contents`
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company may agree to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of June 30, 2024, there was no outstanding balance of such debt which was guaranteed by the Company.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) available to common shareholders	$2,922	$(27,434)	$(981)	$(47,407)
Add (deduct): Noncontrolling interests in Operating Partnership	153	(2,265)	(370)	(4,542)
Noncontrolling interests in discontinued operations	122	(417)	277	(176)
Real estate-related depreciation and amortization on continuing operations (a)	22,514	24,211	45,146	48,341
Real estate-related depreciation and amortization on discontinued operations	—	2,128	668	8,943
Continuing operations: Gain on sale from unconsolidated joint ventures	—	—	(7,100)	—
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	3,488	(1,548)	2,709
Funds from operations available to common stock and Operating Partnership unitholders (b)	$25,711	$(289)	$36,092	$7,868

Table of Contents`
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests of $2.4 million and $2.6 million for the three months ended June 30, 2024 and 2023, and $5.1 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively. Excludes non-real estate-related depreciation and amortization of $0.2 million for each of the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.
(b)Net loss available to common shareholders included no land impairment charges for the three months ended June 30, 2024 and 2023, and zero and $3.4 million for the six months ended June 30, 2024 and 2023, respectively. Net loss available to common shareholders also included loss or gain on disposition of developable land of $10.7 million and zero for the three months ended June 30, 2024 and 2023, respectively, and $11.5 million and $(22.0) thousand for the six months ended June 30, 2024 and 2023, respectively. These balances are included in the calculation to arrive at funds from operations as such charges relate to non-depreciable assets.

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
As of June 30, 2024, the Company's indebtedness with an aggregate principal balance of $1.7 billion had an estimated aggregate fair value of $1.6 billion.
Changes in interest rates impact the fair value of the Company's fixed rate debt instruments, computed using current market yields. Approximately $1.4 billion of the Company’s long-term debt as of June 30, 2024 bears interest at fixed rates with a weighted average coupon of 4.35% and therefore the fair value of these instruments is affected by changes in market interest rates. If market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of June 30, 2024 would be approximately $34.4 million higher or lower, respectively.
The effective interest rates on the Company’s variable rate debt, which are hedged by interest-rate caps, as of June 30, 2024 ranged from SOFR plus 141 basis points to SOFR plus 275 basis points. Assuming interest-rate caps are not in effect as of June 30, 2024, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $3.0 million annually.
The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

June 30, 2024 Debt, including current portion ($s in thousands)	7/1/2024 - 12/31/2024	2025	2026	2027	2028	Thereafter	Sub-total	Other (b)	Total	Fair Value

Fixed Rate and Hedged Debt, including Term Loan (a)	$311,153	$9,419	$475,783	$365,645	$345,457	$192,603	$1,700,060	$(13,106)	$1,686,954	$1,616,762
Weighted Average Interest Rate	3.43%	3.68%	4.26%	4.18%	6.03%	4.13%			4.43%
(a)Subsequent to the quarter ended June 30, 2024, the Company placed an interest rate cap on the 2024 Term Loan with a notional amount of $55 million. The cap has a strike rate of 3.50% and expires in July 2026.
(b)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of June 30, 2024.

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
(b)On November 15, 2023, the General Partner commenced an “at-the-market” offering program (“ATM Program”) under the General Partner’s effective registration statement on Form S-3/ASR, File No. 333-269995, with a syndicate of banks, pursuant to which shares of its common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to J.P. Morgan Securities LLC, BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Goldman Sachs & Co. LLC, R. Seelaus & Co., LLC and Samuel A. Ramirez & Company, Inc., as principal or as our exclusive sales agents (in such capacity, the "sales agents"), or as principal for their own accounts or (ii) through or to J.P. Morgan Securities LLC, BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Goldman Sachs & Co. LLC, or their respective affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. During the quarter ended June 30, 2024, the General Partner sold 133,759 shares pursuant to the ATM Program for gross proceeds of $2.1 million and net proceeds of $1.9 million after the payments of $31 thousand in sales commissions to J.P. Morgan Securities LLC as Sales Agent, and $0.2 million in legal and professional fees related to the required filings.
(c)Not Applicable.
Item 3. Defaults Upon Senior Securities
(a)Not Applicable.
(b)Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a)Not Applicable
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

10.2*+
Revolving Credit and Term Loan Agreement dated as of April 22, 2024 among Veris Residential, L.P., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, The Bank of New York Mellon, as syndication agent, Bank of America, N.A., Capital One, National Association, Goldman Sachs Bank USA and Royal Bank of Canada, as documentation agents, J.P. Morgan Securities, LLC, as sustainability structuring agent, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon as joint bookrunners and joint lead arrangers, and BOFA Securities, Inc., Capital One, National Association, Goldman Sachs Bank USA and RBC Capital Markets, as joint lead arrangers, and the lenders party thereto (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.3*
Parent Guaranty dated of Veris Residential, Inc. dated April 22, 2024 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.4*
Subsidiary Guaranty of the subsidiary guarantors of Veris Residential, L.P. party thereto dated April 22, 2024 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.5*
Pledge and Security Agreement by and among Veris Residential, L.P., as borrower, the subsidiary pledgees of Veris Residential, L.P. party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated April 22, 2024 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.6#	Veris Residential, Inc. 2024 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-280397, and incorporated herein by reference).

31.1*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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

Veris Residential, Inc.
(Registrant)

Date:	July 24, 2024	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	July 24, 2024	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	July 24, 2024	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	July 24, 2024	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)