Form 10-Q
period 2024-09-30
Veris Residential, Inc.; Veris Residential, L.P.
filed 2024-10-30
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
As of October 28, 2024, there were 92,901,448 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2024 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” "Veris," “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of September 30, 2024, the General Partner owned an approximate 91.5 percent common unit interest in the Operating Partnership. The remaining approximate 8.5 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
The results of operations for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

183

ASSETS	September 30, 2024	December 31, 2023
Rental property
Land and leasehold interests	$462,531	$474,499
Buildings and improvements	2,635,580	2,782,468
Tenant improvements	12,946	30,908
Furniture, fixtures and equipment	106,901	103,613
	3,217,958	3,391,488
Less – accumulated depreciation and amortization	(411,537)	(443,781)
	2,806,421	2,947,707
Real estate held for sale, net	—	58,608
Net investment in rental property	2,806,421	3,006,315
Cash and cash equivalents	12,782	28,007
Restricted cash	19,687	26,572
Investments in unconsolidated joint ventures	113,595	117,954
Unbilled rents receivable, net	2,204	5,500
Deferred charges and other assets, net	49,110	53,956
Accounts receivable	2,041	2,742
Total assets	$3,005,840	$3,241,046
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$353,580	$—
Mortgages, loans payable and other obligations, net	1,324,336	1,853,897
Dividends and distributions payable	7,467	5,540
Accounts payable, accrued expenses and other liabilities	45,509	55,492
Rents received in advance and security deposits	10,993	14,985
Accrued interest payable	4,816	6,580
Total liabilities	1,746,701	1,936,494
Commitments and contingencies
Redeemable noncontrolling interests	9,294	24,999
Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 92,900,256 and 92,229,424 shares outstanding	929	922
Additional paid-in capital	2,561,584	2,553,060
Dividends in excess of net earnings	(1,446,207)	(1,418,312)
Accumulated other comprehensive income	(2,364)	1,808
Total Veris Residential, Inc. stockholders’ equity	1,113,942	1,137,478
Noncontrolling interests in subsidiaries:
Operating Partnership	104,092	107,206
Consolidated joint ventures	31,811	34,869
Total noncontrolling interests in subsidiaries	135,903	142,075
Total equity	1,249,845	1,279,553
Total liabilities and equity	$3,005,840	$3,241,046
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2024	2023	2024	2023
Revenue from leases	$62,227	$59,935	$183,786	$174,223
Management fees	794	1,230	2,587	2,785
Parking income	3,903	3,947	11,570	11,673
Other income	1,251	1,361	5,048	4,596
Total revenues	68,175	66,473	202,991	193,277
EXPENSES
Real estate taxes	8,572	9,301	27,251	25,158
Utilities	2,129	2,039	6,196	5,863
Operating services	10,156	13,583	35,354	37,195
Property management	3,762	3,533	13,370	9,864
General and administrative	8,956	14,604	29,019	34,460
Transaction related costs	—	2,704	1,406	7,051
Depreciation and amortization	21,159	21,390	61,592	65,008
Land and other impairments, net	2,619	—	2,619	3,396
Total expenses	57,353	67,154	176,807	187,995
OTHER (EXPENSE) INCOME
Interest expense	(21,507)	(23,715)	(64,683)	(67,422)
Interest cost of mandatorily redeemable noncontrolling interests	—	(36,392)	—	(49,782)
Interest and other investment income	181	1,240	2,255	5,283
Equity in earnings (loss) of unconsolidated joint ventures	(268)	210	2,919	2,843
Gain (loss) on disposition of developable land	—	—	11,515	(23)
Gain on sale of unconsolidated joint venture interests	—	—	7,100	—
Gain (loss) from extinguishment of debt, net	8	(1,046)	(777)	(3,702)
Other income (expense), net	(310)	(57)	(305)	2,794
Total other (expense) income, net	(21,896)	(59,760)	(41,976)	(110,009)
Loss from continuing operations before income tax expense	(11,074)	(60,441)	(15,792)	(104,727)
Provision for income taxes	(39)	(293)	(274)	(293)
Loss from continuing operations after income tax expense	(11,113)	(60,734)	(16,066)	(105,020)

Discontinued operations:
Income from discontinued operations	206	61	1,877	691
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	423	1,548	(2,286)
Total discontinued operations, net	206	484	3,425	(1,595)
Net loss	(10,907)	(60,250)	(12,641)	(106,615)
Noncontrolling interests in consolidated joint ventures	391	592	1,429	1,815
Noncontrolling interests in Operating Partnership of income from continuing operations	923	5,243	1,293	9,785
Noncontrolling interests in Operating Partnership in discontinued operations	(18)	(42)	(295)	134
Redeemable noncontrolling interests	(81)	(350)	(459)	(7,333)
Net loss available to common shareholders	$(9,692)	$(54,807)	$(10,673)	$(102,214)

Basic earnings per common share:
Loss from continuing operations	$(0.10)	$(0.60)	$(0.15)	$(1.14)
Discontinued operations	—	—	0.03	(0.02)
Net loss available to common shareholders	$(0.10)	$(0.60)	$(0.12)	$(1.16)

Diluted earnings per common share:
Loss from continuing operations	$(0.10)	$(0.60)	$(0.15)	$(1.14)
Discontinued operations	—	—	0.03	(0.02)
Net loss available to common shareholders	$(0.10)	$(0.60)	$(0.12)	$(1.16)

Basic weighted average shares outstanding	92,903	92,177	92,615	91,762

Diluted weighted average shares outstanding	101,587	100,925	101,304	100,770
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(10,907)	$(60,250)	$(12,641)	$(106,615)
Other comprehensive loss:
Net unrealized loss on derivative instruments	(4,815)	(714)	(4,561)	(123)
Comprehensive loss	$(15,722)	$(60,964)	$(17,202)	$(106,738)
Comprehensive income attributable to noncontrolling interests in consolidated joint ventures	391	592	1,429	1,815
Comprehensive loss attributable to redeemable noncontrolling interests	(81)	(350)	(459)	(7,333)
Comprehensive income attributable to noncontrolling interests in Operating Partnership	1,093	5,263	1,165	9,931
Comprehensive loss attributable to common shareholders	$(14,319)	$(55,459)	$(15,067)	$(102,325)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended September 30, 2024	Shares	Par Value
Balance at July 1, 2024	92,822	$928	$2,559,343	$(1,429,887)	$2,040	$138,648	$1,271,072
Net loss	—	—	—	(9,692)	—	(1,215)	(10,907)
Shares issued under ATM Program, net	—	—	(66)	—	—	—	(66)
Common stock dividends	—	—	—	(6,628)	—	—	(6,628)
Unit distributions	—	—	—	—	—	(613)	(613)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—		—	—	(486)	(486)
Redemption of common units for common stock	2	—	22	—	—	(22)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	—	—	98	—	—	—	98
Stock compensation	118	1	2,925	—	—	—	2,926
Cancellation of restricted shares	(42)	—	(657)	—	—	—	(657)
Other comprehensive loss	—	—	—	—	(4,404)	(411)	(4,815)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(83)	—	—	83	—
Balance at September 30, 2024	92,900	$929	$2,561,584	$(1,446,207)	$(2,364)	$135,903	$1,249,845

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended September 30, 2023	Shares	Par Value
Balance at July 1, 2023	92,041	$918	$2,540,309	$(1,348,792)	$4,518	$151,065	$1,348,018
Net loss	—	—	—	(54,807)	—	(5,443)	(60,250)
Common stock dividends	—	—	—	(4,714)	—		(4,714)
Common unit distributions	—	—	—	—	—	(435)	(435)
Redeemable noncontrolling interests	—	—		—	—	(350)	(350)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	84	84
Redemption of common units for common stock	171	2	2,295	—	—	(2,297)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	99	—	—	—	99
Stock compensation	9	—	9,366	—	—	—	9,366
Cancellation of restricted shares	(4)	—	(31)	—	—	—	(31)
Other comprehensive loss	—	—	—	—	(652)	(62)	(714)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(902)	—	—	902	—
Balance at September 30, 2023	92,217	$920	$2,551,137	$(1,408,313)	$3,866	$143,464	$1,291,074

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2024	Shares	Par Value
Balance at January 1, 2024	92,229	$922	$2,553,060	$(1,418,312)	$1,808	$142,075	$1,279,553
Net loss	—	—	—	(10,673)	—	(1,968)	(12,641)
Shares issued under ATM Program, net	134	1	1,764	—	—	—	1,765
Common stock dividends	—	—	—	(17,222)	—	—	(17,222)
Unit distributions	—	—	—	—	—	(1,591)	(1,591)
Redeemable noncontrolling interests	—	—	—	—	—	(459)	(459)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(1,628)	(1,628)
Redemption of common units for common stock	11	—	135	—	—	(135)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	6	—	—	—	6
Directors' deferred compensation plan	—	—	296	—	—	—	296
Stock compensation	793	8	10,317	—	—		10,325
Cancellation of restricted shares	(267)	(2)	(3,996)	—	—	—	(3,998)
Other comprehensive loss	—	—	—	—	(4,172)	(389)	(4,561)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	2	—	—	(2)	—
Balance at September 30, 2024	92,900	$929	$2,561,584	$(1,446,207)	$(2,364)	$135,903	$1,249,845

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2023	Shares	Par Value
Balance at January 1, 2023	91,142	$911	$2,532,182	$(1,301,385)	$3,977	$163,652	$1,399,337
Net loss	—	—	—	(102,214)	—	(4,401)	(106,615)
Common stock dividends	—	—	—	(4,714)	—	—	(4,714)
Unit distributions	—	—	—	—	—	(435)	(435)
Redeemable noncontrolling interests	—	—	(4,516)	—	—	(7,794)	(12,310)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(478)	(478)
Redemption of common units for common stock	821	9	11,339	—	—	(11,348)	—
Redemption of common units	—	—	—	—	—	(94)	(94)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	3	—	—	—	3
Directors' deferred compensation plan	21	—	295	—	—	—	295
Stock compensation	268	—	16,218	—	—	487	16,705
Cancellation of restricted shares	(35)	—	(497)	—	—	—	(497)
Other comprehensive loss	—	—	—	—	(111)	(12)	(123)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(3,887)	—	—	3,887	—
Balance at September 30, 2023	92,217	$920	$2,551,137	$(1,408,313)	$3,866	$143,464	$1,291,074
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net loss	$(12,641)	$(106,615)
Net (income) loss from discontinued operations	(3,425)	1,595
Net loss from continuing operations	(16,066)	(105,020)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	61,567	64,932
Amortization of deferred compensation stock units	296	295
Amortization of stock compensation	10,256	16,705
Amortization of deferred financing costs and derivative premiums	7,506	3,161
Equity in earnings of unconsolidated joint ventures	(2,919)	(2,843)
(Gain) loss on disposition of developable land	(11,515)	23
Gain on sale of unconsolidated joint ventures	(7,100)	—
Land and other impairments, net	2,619	3,396
Loss from extinguishment of debt	777	3,702
Gain on insurance proceeds	—	(2,794)
Interest cost of mandatorily redeemable noncontrolling interests	—	49,782
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(646)	1,886
Decrease (increase) in deferred charges and other assets	3,582	(862)
Increase in accounts receivable, net	(508)	(147)
Decrease in accounts payable, accrued expenses and other liabilities	(5,126)	(5,441)
(Decrease) increase in rents received in advance and security deposits	(845)	1,250
(Decrease) increase in accrued interest payable	(1,764)	40
Net cash flows provided by operating activities - continuing operations	40,114	28,065
Net cash flows provided by operating activities - discontinued operations	355	5,207

Net cash provided by operating activities	$40,469	$33,272

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(11,105)	$(9,794)
Development of rental property and other related costs	(4,699)	(6,959)
Proceeds from the sales of developable land	88,962	7,784
Proceeds from sale of investments in joint ventures	6,095	—
Repayment of notes receivable	32	1,280
Investment in unconsolidated joint ventures	(226)	(180)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,553	9,351
Proceeds from insurance settlements	—	3,735
Other investing activities	250	750
Net cash provided by investing activities - continuing operations	87,862	5,967
Net cash provided by investing activities - discontinued operations	77,182	488,604

Net cash provided by investing activities	$165,044	$494,571

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$157,000	$81,000
Repayment of revolving credit facility	—	(63,000)
Borrowings from term loans	200,000	115,000
Repayments of term loans	—	(72,000)
Proceeds from mortgages and loans payable	—	399,561
Repayment of mortgages, loans payable and other obligations	(533,318)	(441,198)
Redemption of redeemable noncontrolling interests, net	(15,700)	(520,388)
Payment of early debt extinguishment costs	—	(255)
Common unit redemptions	—	(94)
Payment of financing costs and derivative premiums, net	(14,401)	(16,089)
Contribution from noncontrolling interests	108	84
Distribution to noncontrolling interests	(1,735)	(16,704)
Distributions to redeemable noncontrolling interests	(464)	—
Payment of common dividends and distributions	(16,886)	(38)
Share issuance proceeds (costs), net	1,765	—
Other financing activities	(3,992)	(494)
Net cash used in financing activities	$(227,623)	$(534,615)

Net decrease in cash and cash equivalents	$(22,110)	$(6,772)
Cash, cash equivalents and restricted cash, beginning of period (1)	54,579	47,649

Cash, cash equivalents and restricted cash, end of period (2)	$32,469	$40,877
(1)Includes Restricted Cash of $26,572 and $20,867 as of December 31, 2023 and 2022, respectively.
(2)Includes Restricted Cash of $19,687 and $23,603 as of September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	September 30, 2024	December 31, 2023
Rental property
Land and leasehold interests	$462,531	$474,499
Buildings and improvements	2,635,580	2,782,468
Tenant improvements	12,946	30,908
Furniture, fixtures and equipment	106,901	103,613
	3,217,958	3,391,488
Less – accumulated depreciation and amortization	(411,537)	(443,781)
	2,806,421	2,947,707
Real estate held for sale, net	—	58,608
Net investment in rental property	2,806,421	3,006,315
Cash and cash equivalents	12,782	28,007
Restricted cash	19,687	26,572
Investments in unconsolidated joint ventures	113,595	117,954
Unbilled rents receivable, net	2,204	5,500
Deferred charges and other assets, net	49,110	53,956
Accounts receivable	2,041	2,742
Total assets	$3,005,840	$3,241,046
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$353,580	$—
Mortgages, loans payable and other obligations, net	1,324,336	1,853,897
Dividends and distributions payable	7,467	5,540
Accounts payable, accrued expenses and other liabilities	45,509	55,492
Rents received in advance and security deposits	10,993	14,985
Accrued interest payable	4,816	6,580
Total liabilities	1,746,701	1,936,494
Commitments and contingencies
Redeemable noncontrolling interests	9,294	24,999
Partners’ Capital:
General Partner, 92,900,256 and 92,229,424 common units outstanding	1,052,609	1,071,973
Limited partners, 8,683,370 and 8,692,561 common units/LTIPs outstanding	167,789	170,903
Accumulated other comprehensive income	(2,364)	1,808
Total Veris Residential, L.P. partners’ capital	1,218,034	1,244,684
Noncontrolling interests in consolidated joint ventures	31,811	34,869
Total equity	1,249,845	1,279,553
Total liabilities and equity	$3,005,840	$3,241,046
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2024	2023	2024	2023
Revenue from leases	$62,227	$59,935	$183,786	$174,223
Management fees	794	1,230	2,587	2,785
Parking income	3,903	3,947	11,570	11,673
Other income	1,251	1,361	5,048	4,596
Total revenues	68,175	66,473	202,991	193,277
EXPENSES
Real estate taxes	8,572	9,301	27,251	25,158
Utilities	2,129	2,039	6,196	5,863
Operating services	10,156	13,583	35,354	37,195
Property management	3,762	3,533	13,370	9,864
General and administrative	8,956	14,604	29,019	34,460
Transaction related costs	—	2,704	1,406	7,051
Depreciation and amortization	21,159	21,390	61,592	65,008
Land and other impairments, net	2,619	—	2,619	3,396
Total expenses	57,353	67,154	176,807	187,995
OTHER (EXPENSE) INCOME
Interest expense	(21,507)	(23,715)	(64,683)	(67,422)
Interest cost of mandatorily redeemable noncontrolling interests	—	(36,392)	—	(49,782)
Interest and other investment income	181	1,240	2,255	5,283
Equity in earnings (loss) of unconsolidated joint ventures	(268)	210	2,919	2,843
Gain (loss) on disposition of developable land	—	—	11,515	(23)
Gain on sale of unconsolidated joint venture interests	—	—	7,100	—
Gain (loss) from extinguishment of debt, net	8	(1,046)	(777)	(3,702)
Other income (expense), net	(310)	(57)	(305)	2,794
Total other (expense) income, net	(21,896)	(59,760)	(41,976)	(110,009)
Loss from continuing operations before income tax expense	(11,074)	(60,441)	(15,792)	(104,727)
Provision for income taxes	(39)	(293)	(274)	(293)
Loss from continuing operations after income tax expense	(11,113)	(60,734)	(16,066)	(105,020)

Discontinued operations:
Income from discontinued operations	206	61	1,877	691
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	423	1,548	(2,286)
Total discontinued operations, net	206	484	3,425	(1,595)
Net loss	(10,907)	(60,250)	(12,641)	(106,615)
Noncontrolling interests in consolidated joint ventures	391	592	1,429	1,815
Redeemable noncontrolling interests	(81)	(350)	(459)	(7,333)
Net loss available to common unitholders	$(10,597)	$(60,008)	$(11,671)	$(112,133)
Basic earnings per common unit:
Loss from continuing operations	$(0.10)	$(0.60)	$(0.15)	$(1.14)
Discontinued operations	—	—	0.03	(0.02)
Net loss available to common unitholders	$(0.10)	$(0.60)	$(0.12)	$(1.16)
Diluted earnings per common unit:
Loss from continuing operations	$(0.10)	$(0.60)	$(0.15)	$(1.14)
Discontinued operations	—	—	0.03	(0.02)
Net loss available to common unitholders	$(0.10)	$(0.60)	$(0.12)	$(1.16)

Basic weighted average units outstanding	101,587	100,925	101,304	100,770

Diluted weighted average units outstanding	101,587	100,925	101,304	100,770
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(10,907)	$(60,250)	$(12,641)	$(106,615)
Other comprehensive loss:
Net unrealized loss on derivative instruments	(4,815)	(714)	(4,561)	(123)
Comprehensive loss	$(15,722)	$(60,964)	$(17,202)	$(106,738)
Comprehensive income attributable to noncontrolling interests in consolidated joint ventures	391	592	1,429	1,815
Comprehensive loss attributable to redeemable noncontrolling interests	(81)	(350)	(459)	(7,333)
Comprehensive loss attributable to common unitholders	$(15,412)	$(60,722)	$(16,232)	$(112,256)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended September 30, 2024	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at July 1, 2024	92,822	8,685	$1,066,602	$169,741	$2,040	$32,689	$1,271,072
Net loss	—	—	(9,692)	(906)	—	(309)	(10,907)
Shares issued under ATM Program, net	—	—	(66)	—	—	—	(66)
Unit distributions	—	—	(6,628)	(613)	—	—	(7,241)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(488)	(488)
Redemption of limited partner common units	2	(2)	22	(22)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	—	—	98	—	—	—	98
Other comprehensive loss	—	—	—	(411)	(4,404)	—	(4,815)
Stock compensation	118	—	2,928	—	—	—	2,928
Cancellation of restricted shares	(42)	—	(657)	—	—	—	(657)
Balance at September 30, 2024	92,900	8,683	$1,052,609	$167,789	$(2,364)	$31,811	$1,249,845

For the Three Months Ended September 30, 2023	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at July 1, 2023	92,041	8,867	$1,127,647	$180,095	$4,518	$35,758	$1,348,018
Net loss	—	—	(54,807)	(5,201)	—	(242)	(60,250)
Unit distributions	—	—	(4,714)	(435)	—	—	(5,149)
Redeemable noncontrolling interests	—	—	—	—	—	(350)	(350)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	84	84
Redemption of limited partners common units	171	(171)	2,297	(2,297)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	99	—	—	—	99
Other comprehensive loss	—	—	—	(62)	(652)	—	(714)
Stock compensation	9	—	9,366	—	—	—	9,366
Cancellation of restricted shares	(4)	—	(31)	—	—	—	(31)
Balance at September 30, 2023	92,217	8,696	$1,079,858	$172,100	$3,866	$35,250	$1,291,074

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Nine Months Ended September 30, 2024	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2024	92,229	8,693	$1,071,973	$170,903	$1,808	$34,869	$1,279,553
Net loss	—	—	(10,673)	(999)	—	(969)	(12,641)
Unit distributions	—	—	(17,222)	(1,591)	—	—	(18,813)
Shares issued under ATM Program, net	134		1,765				1,765
Redeemable noncontrolling interests	—	—	—	—	—	(459)	(459)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(1,630)	(1,630)
Vested LTIP units	—	1	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	11	(11)	135	(135)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	6	—	—	—	6
Directors' deferred compensation plan	—	—	296	—	—	—	296
Other comprehensive loss	—	—	—	(389)	(4,172)	—	(4,561)
Stock compensation	793	—	10,327	—	—	—	10,327
Cancellation of restricted shares	(267)	—	(3,998)	—	—	—	(3,998)
Balance at September 30, 2024	92,900	8,683	$1,052,609	$167,789	$(2,364)	$31,811	$1,249,845

For the Nine Months Ended September 30, 2023	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2023	91,142	9,301	$1,163,935	$193,882	$3,977	$37,543	$1,399,337
Net (loss) income	—	—	(102,214)	(9,919)	—	5,518	(106,615)
Unit distributions	—	—	(4,714)	(435)	—	—	(5,149)
Redeemable noncontrolling interests	—	—	(4,516)	(461)	—	(7,333)	(12,310)
Vested LTIP units	—	221	—	—	—	—	—
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(478)	(478)
Redemption of limited partners common units for shares of general partner common units	821	(821)	11,348	(11,348)	—	—	—
Redemption of limited partners common units	—	(5)	—	(94)	—	—	(94)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	3	—	—	—	3
Directors' deferred compensation plan	21	—	295	—	—	—	295
Other comprehensive loss	—	—	—	(12)	(111)	—	(123)
Stock compensation	268	—	16,218	487	—	—	16,705
Cancellation of restricted shares	(35)	—	(497)	—	—	—	(497)
Balance at September 30, 2023	92,217	8,696	$1,079,858	$172,100	$3,866	$35,250	$1,291,074
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net loss	$(12,641)	$(106,615)
Net (income) loss from discontinued operations	(3,425)	1,595
Net loss from continuing operations	(16,066)	(105,020)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	61,567	64,932
Amortization of deferred compensation stock units	296	295
Amortization of stock compensation	10,256	16,705
Amortization of deferred financing costs and derivative premiums	7,506	3,161
Equity in earnings of unconsolidated joint ventures	(2,919)	(2,843)
Gain (loss) on disposition of developable land	(11,515)	23
Gain on sale of unconsolidated joint ventures	(7,100)	—
Land and other impairments, net	2,619	3,396
Loss from extinguishment of debt	777	3,702
Gain on insurance proceeds	—	(2,794)
Interest cost of mandatorily redeemable noncontrolling interests	—	49,782
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(646)	1,886
Decrease (increase) in deferred charges and other assets	3,581	(862)
Increase in accounts receivable, net	(508)	(147)
Decrease in accounts payable, accrued expenses and other liabilities	(5,126)	(5,441)
(Decrease) increase in rents received in advance and security deposits	(845)	1,250
(Decrease) increase in accrued interest payable	(1,764)	40
Net cash flows provided by operating activities - continuing operations	40,113	28,065
Net cash flows provided by operating activities - discontinued operations	355	5,207

Net cash provided by operating activities	$40,468	$33,272

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(11,105)	$(9,794)
Development of rental property and other related costs	(4,699)	(6,959)
Proceeds from the sales of developable land	88,962	7,784
Proceeds from sale of investments in joint ventures	6,095	—
Repayment of notes receivable	32	1,280
Investment in unconsolidated joint ventures	(226)	(180)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,553	9,351
Proceeds from insurance settlements	—	3,735
Other investing activities	250	750
Net cash provided by investing activities - continuing operations	87,862	5,967
Net cash provided by investing activities - discontinued operations	77,182	488,604

Net cash provided by investing activities	$165,044	$494,571

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$157,000	$81,000
Repayment of revolving credit facility	—	(63,000)
Borrowings from term loans	200,000	115,000
Repayments of term loans	—	(72,000)
Proceeds from mortgages and loans payable	—	399,561
Repayment of mortgages, loans payable and other obligations	(533,318)	(441,198)
Redemption of redeemable noncontrolling interests, net	(15,700)	(520,388)
Payment of early debt extinguishment costs	—	(255)
Common unit redemptions	—	(94)
Payment of financing costs and derivative premiums, net	(14,401)	(16,089)
Contribution from noncontrolling interests	108	84
Distribution to noncontrolling interests	(1,735)	(16,704)
Distributions to redeemable noncontrolling interests	(464)	—
Payment of common dividends and distributions	(16,886)	(38)
Share issuance proceeds (costs), net	1,765	—
Other financing activities	(3,992)	(494)
Net cash used in financing activities	$(227,623)	$(534,615)

Net decrease in cash and cash equivalents	$(22,111)	$(6,772)
Cash, cash equivalents and restricted cash, beginning of period (1)	54,579	47,649

Cash, cash equivalents and restricted cash, end of period (2)	$32,468	$40,877
(1)Includes Restricted Cash of $26,572 and $20,867 as of December 31, 2023 and 2022, respectively.
(2)Includes Restricted Cash of $19,687 and $23,603 as of September 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.5 and 91.4 percent common unit interest in the Operating Partnership as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024, the Company owned or had interests in 22 multifamily rental properties, as well as non-core assets comprised of four parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 19 wholly-owned or Company-controlled properties comprised of 16 multifamily properties and three non-core assets, and (b) seven properties owned by unconsolidated joint ventures in which the Company has investment interests, including six multifamily properties and one non-core asset. The Properties are located in three states in the Northeast, plus the District of Columbia.
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
As of September 30, 2024 and December 31, 2023, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, have total real estate assets of $443.6 million and $449.8 million, respectively, other assets of $6.6 million and $6.7 million, respectively, mortgages of $284.7 million and $285.2 million, respectively, and other liabilities of $15.1 million and $14.7 million, respectively.
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
Effective September 30, 2024, the Company revised the terminology used for certain financial statement line items to better align with its operational activities and provide a clearer representation of the nature of its business. The Company has renamed financial statement line items “Real estate services” and “Real estate services expenses” on the Consolidated Statements of Operations as “Management fees” and “Property management,” respectively. The change in terminology does not impact the amounts reported in the financial statements. Comparative periods have been renamed to reflect this change for consistency.
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

On August 5, 2024, the Company declared a $0.07 dividend per common share, which was paid on October 16, 2024 to shareholders of record as of the close of business on September 30, 2024.

At September 30, 2024 and December 31, 2023, the balance of the distributions payable was $7.5 million and $5.5 million, respectively.
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

3.    INVESTMENTS IN RENTAL PROPERTIES
Dispositions of Rental Properties and Developable Land
The Company disposed of the following rental properties during the nine months ended September 30, 2024 (dollars in thousands):

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
The Company disposed of the following developable land holdings during the nine months ended September 30, 2024 (dollars in thousands):

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
In October 2024, the Company's joint venture sold the Shops at 40 Park retail property for $15.7 million, of which the Company did not receive any net proceeds after repayment of property-level debt, selling expenses, and preferred return distributions to its joint venture partner. The Company does not expect to record a material loss related to the sale.
Real Estate Held for Sale
As of September 30, 2024, the Company did not have any assets classified as held for sale.
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

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2024, the Company had an aggregate investment of approximately $114 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of September 30, 2024, the unconsolidated joint ventures owned: six multifamily properties totaling 2,087 apartment units, a retail property aggregating approximately 51,000 square feet and interests and/or rights to developable land parcels able to accommodate up to 829 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.9 million and $1.1 million for such services in the three months ended September 30, 2024 and 2023, respectively, and $2.5 million in each of the nine months ended September 30, 2024 and 2023. The Company had $0.3 million and $0.7 million in accounts receivable due from its unconsolidated joint ventures as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.

The following is a summary of the Company's unconsolidated joint ventures as of September 30, 2024 and December 31, 2023 (dollars in thousands):

						Property Debt
Entity / Property Name	Number of Apartment Units		Company's Effective Ownership % (a)	Carrying Value		As of September, 30, 2024

				September 30, 2024	December 31, 2023	Balance	Maturity Date		Interest Rate
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	130	units	(c)	$1,135	$908	$40,110	(d)		(d)
RiverTrace at Port Imperial	316	units	22.50%	4,176	4,506	82,000	11/10/26		3.21%
The Capstone at Port Imperial	360	units	40.00%	20,402	21,361	135,000	12/22/24	SOFR+	1.20%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	31,635	32,022	87,883	07/01/33		4.82%
Urby at Harborside (e)	762	units	85.00%	54,150	57,060	183,362	08/01/29		5.20%
PI North - Land (b) (f)	829	potential units	20.00%	1,678	1,678	—	—		—
Other (g)				419	419	—	—		—
Totals:				$113,595	$117,954	$558,547
(a)Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
(b)The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.
(c)Through the joint venture, the Company owns a 25 percent interest in a 130-unit multifamily rental property ("The Metropolitan at 40 Park") and also owns a 25 percent interest in a 50,973 square feet retail building ("Shops at 40 Park"). In January 2024, the joint venture sold the 59-unit, five story multifamily rental property ("Lofts at 40 Park") for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million. In October 2024, the Company's joint venture sold Shops at 40 Park retail property for $15.7 million.
(d)Property debt balance as of September 30, 2024 consists of: (i) an interest only loan, collateralized by The Metropolitan at 40 Park, with a balance of $34.1 million, bears interest at SOFR +2.85%, matures on October 10, 2024; and (ii) an interest only loan, collateralized by the Shops at 40 Park, with a balance of $6.0 million, bears interest at SOFR +2.00% and matures on January 9, 2025. Proceeds from the sale of Lofts at 40 Park were used to repay an interest-only loan with a balance of $17.2 million in January 2024. In October 2024, the loan collateralized by The Metropolitan at 40 Park was extended to October 10, 2025. Proceeds from the sale of Shops at 40 Park were used to repay the $6.0 million loan in October 2024.
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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity / Property Name	2024	2023	2024	2023
Multifamily
Metropolitan and Lofts at 40 Park (a)	$(378)	$(357)	$(852)	$(965)
RiverTrace at Port Imperial	304	125	595	407
Capstone at Port Imperial	104	38	148	(275)
Riverpark at Harrison	68	68	204	473
Station House	(92)	(198)	(263)	(205)
Urby at Harborside	(574)	615	3,013	3,588
PI North - Land	—	(80)	(226)	(176)
Liberty Landing	—	(1)	—	(4)
Other
Other	300	—	300	—

Company's equity in earnings (loss) of unconsolidated joint ventures (b)	$(268)	$210	$2,919	$2,843
(a)In January 2024, the joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million.
(b)Amounts are net of amortization of basis differences of $154 thousand for each of the three months ended September 30, 2024 and 2023 and $463 thousand for each of the nine months ended September 30, 2024 and 2023.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	September 30, 2024	December 31, 2023
Deferred leasing costs	$4,667	$8,324
Deferred financing costs (a)	6,228	771
Deferred charges	10,895	9,095
Accumulated amortization	(3,977)	(5,063)
Deferred charges, net	6,918	4,032
In-place lease values, related intangibles and other assets, net	9,617	10,034
Right of use assets (b)	5,403	6,161
Prepaid expenses and other assets, net	27,172	33,729

Total deferred charges and other assets, net	$49,110	$53,956
(a)This amount relates to the deferred financing costs associated with the revolving credit facility and undrawn term loan balances, when applicable. Deferred financing costs related to all other debt liabilities are netted against those debt liabilities for all periods presented.
(b)This amount has a corresponding liability of $6.8 million and $7.4 million as of September 30, 2024 and December 31, 2023, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease agreements for further details.

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $1.9 million will be reclassified as an increase to interest expense.
During the second quarter of 2024, the Company entered into an interest rate cap to hedge the Riverhouse 9 mortgage loan with a notional amount of $110 million, replacing the in place interest rate cap upon expiration. The cap expires in July 2026.
During the third quarter of 2024, the Company entered into interest rate cap agreements to hedge the 2024 Term Loan draws, with notional amounts totaling $200 million. The interest rate caps expire in July 2026.
During the third quarter of 2024, the Company entered into an interest rate cap agreement with a notional amount of $150.0 million to hedge the interest rate exposure of its variable-rate revolving credit facility. The interest rate cap expires in June 2025. The Company elected to not designate this interest rate cap as a cash flow hedge at inception and therefore changes in the fair value of the derivative are recorded in earnings. For the three months ended September 30, 2024, the Company recorded $16 thousand of fair value adjustments as an increase in Interest expense in the Company's Consolidated Statements of Operations.
The interest rate caps entered into during the three and nine months ended September 30, 2024 each have a strike rate of 3.50%.
As of September 30, 2024, the Company had six interest rate caps outstanding and in effect with a notional amount of $441.5 million designated as cash flow hedges of interest rate risk, and one interest rate cap outstanding and in effect with a notional amount of $150.0 million not designated as a cash flow hedge.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (dollars in thousands):

Derivative Instruments	Fair Value		Balance sheet location
	September 30, 2024	December 31, 2023
Interest rate caps designated as hedging instruments	$3,149	$5,098	Deferred charges and other assets, net
Interest rate caps not designated as hedging instruments	711	—	Deferred charges and other assets, net
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (a) (b)				Total Amount of Interest Expense presented in the Consolidated Statements of Operations
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Interest Rate Caps	$(2,792)	$658	$(1,640)	$2,356	$766	$1,372	$2,891	$2,478	$(21,507)	$(23,715)	$(64,683)	$(67,422)

(a)Amounts exclude net losses of $1.3 million and $0 recognized on unconsolidated jointly owned investments during the three months ended September 30, 2024 and 2023, respectively and $30 thousand and $0 during the nine months ended September 30, 2024 and 2023.
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
As of September 30, 2024, the Company did not have any interest rate derivatives in a net liability position.
6.    RESTRICTED CASH
Restricted cash generally includes resident and tenant security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	September 30, 2024	December 31, 2023
Security deposits	$9,599	$9,996
Escrow and other reserve funds	10,088	16,576

Total restricted cash	$19,687	$26,572
7.    DISCONTINUED OPERATIONS
The Company's sale of its former Office Portfolio represented a strategic shift in the Company’s operations. As such, the results of these sold properties are classified as discontinued operations for all periods presented.
The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Revenues	$(11)	$7,432	$2,711	$35,648
Operating and other expenses, net	217	(5,445)	(428)	(23,114)
Depreciation and amortization	—	(1,926)	(668)	(11,021)
Interest Expense	—	—	—	(822)
Equity in earnings of unconsolidated joint ventures	—	—	262	—

Income from discontinued operations	206	61	1,877	691

Realized gain (loss) on disposition of rental property	—	423	1,548	(2,286)
Realized gain (loss), net	—	423	1,548	(2,286)

Total discontinued operations, net	$206	$484	$3,425	$(1,595)

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
During the third quarter of 2024, the Company successfully met Sustainable KPI provisions as defined within the 2024 Credit Agreement, that resulted in a 5 basis point spread reduction for all borrowings on the Term Loan and Revolver, and a 1 basis point reduction on the commitment fee on the daily unused amount of the 2024 Revolving Credit Facility.
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
During the three and nine months ended September 30, 2024, the Company drew $145 million and $200 million under the 2024 Term Loan, respectively, and $157 million under the 2024 Revolving Credit Facility. As of September 30, 2024, the principal balances of the 2024 Term Loan and 2024 Revolving Credit Facility were $200 million and $157 million, respectively. As of September 30, 2024, the effective interest rates applicable to the 2024 Term Loan and 2024 Revolving Credit Facility were 6.21% and 6.28%, respectively.
As of September 30, 2024, The James, 145 Front at City Square, Soho Lofts, Signature Place, and Liberty Towers are encumbered by the Company's credit facilities, with a total carrying value of approximately $0.9 billion.
The Company was in compliance with its debt covenants under its revolving credit facility as of September 30, 2024.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties. As of September 30, 2024, 12 of the Company’s properties, with a total carrying value of approximately $1.8 billion, are encumbered by the Company's mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of September 30, 2024.
A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	September 30, 2024	December 31, 2023	Maturity
Signature Place (b)	Nationwide Life Insurance Company		3.74%	$—	$43,000	08/01/24
Liberty Towers (c)	American General Life Insurance Company		3.37%	—	265,000	10/01/24
Portside 2 at East Pier (d)	New York Life Insurance Company		4.56%	95,827	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	116,016	117,000	08/10/26
Portside at East Pier (e)	KKR	SOFR+	2.75%	56,500	56,500	09/07/26
The Upton (f)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square (g)	US Bank	SOFR+	1.84%	—	63,000	12/10/26
RiverHouse 9 at Port Imperial (h)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475	The Northwestern Mutual Life Insurance Co.		2.91%	165,000	165,000	11/10/27
Haus25	Freddie Mac		6.04%	343,061	343,061	09/01/28
RiverHouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (i)	Flagstar Bank		3.77%	—	158,777	07/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	31,237	31,645	12/01/29
The Emery at Overlook Ridge (j)	Flagstar Bank		3.21%	71,024	72,000	01/01/31

Principal balance outstanding				1,335,665	1,868,983
Unamortized deferred financing costs				(11,329)	(15,086)

Total mortgages, loans payable and other obligations, net				$1,324,336	$1,853,897
(a)Reflects effective rate of debt, including deferred financing costs, comprised of debt initiation costs, and other transaction costs, as applicable.
(b)On August 1, 2024 the Company paid the outstanding loan amount in full.
(c)On September 30, 2024, the Company prepaid the outstanding loan amount in full.
(d)On June 11, 2024, the lender terminated the Company's payment guarantee of 10 percent of the outstanding principal.
(e)On August 10, 2023, the Company refinanced the Freddie Mac fixed rate loan. Additionally, a 3-year cap at a strike rate of 3.5% was placed, expiring in September 2026.
(f)As of September 30, 2024, an interest-rate cap agreement was in place for this mortgage loan with a strike rate of 1.0%, expiring in October 2024.
(g)On May 22, 2024, the Company prepaid the outstanding loan amount in full. The interest-rate cap agreement with a strike rate of 4.0% matured on June 30, 2024.
(h)As of September 30, 2024, an interest-rate cap agreement was in place for this mortgage loan, with a strike rate of 3.5%, expiring in July 2026.
(i)On June 28, 2024, the Company prepaid the outstanding loan amount in full.
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
Cash Paid for Interest
Cash paid for interest for the three months ended September 30, 2024 and 2023 was $19.6 million and $21.5 million (of which zero pertained to properties classified as discontinued operations), respectively. Cash paid for interest for the nine months ended September 30, 2024 and 2023 was $58.9 million and $61.6 million (of which zero and $1.1 million pertained to properties classified as discontinued operations), respectively. No interest was capitalized by the Company for the three or nine months ended September 30, 2024 and 2023.

Summary of Indebtedness

(dollars in thousands)	September 30, 2024		December 31, 2023
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a)	$1,670,916	4.93%	$1,853,897	4.34%
Unhedged portion of Revolving Credit Facility	7,000	7.65%	—	—%

Totals/Weighted Average, net of unamortized deferred financing costs (b):	$1,677,916	4.94%	$1,853,897	4.34%
(a)     As of September 30, 2024 and December 31, 2023, includes debt with interest rate caps outstanding with a notional amount of $591.5 million and $304.5 million, respectively.
(b)    Excludes $5.1 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of September 30, 2024.
10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax and post-tax contributions, as well as any matching or profit sharing contributions made on their behalf by the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2024 and 2023 was $84 thousand and $102 thousand, respectively and $374 thousand and $378 thousand for the nine months ended September 30, 2024 and 2023, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2024 and December 31, 2023. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Items Measured at Fair Value on a Recurring Basis
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2024 and December 31, 2023.
The fair value of the Company’s long-term debt, consisting of mortgages, loans payable and other obligations aggregated approximately $1.7 billion and $1.8 billion as compared to the book value of approximately $1.7 billion and $1.9 billion as of September 30, 2024 and December 31, 2023, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
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
During the three months ended September 30, 2024, the Company recognized impairment charges for one land parcel in order to reduce its carrying values to its estimated fair value based on its estimated selling price.
The Company recognized impairment charges of $2.6 million during the three and nine months ended September 30, 2024, and zero and $7.0 million during the three and nine months ended September 30, 2023, respectively.

12.    COMMITMENTS AND CONTINGENCIES
PILOT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties as follows:

				PILOT Payments		PILOT Payments
Property Name	Location	Asset Type	PILOT Expiration Dates	Three Months Ended September 30,		Nine Months Ended September 30,
				2024	2023	2024	2023
				(Dollars in Thousands)		(Dollars in Thousands)
BLVD 401 (a)	Jersey City, NJ	Multifamily	4/2026	$528	$446	$1,671	$1,310
RiverHouse 11 at Port Imperial (b)	Weehawken, NJ	Multifamily	7/2033	482	388	1,431	1,167
Port Imperial 4/5 Hotel (c)	Weehawken, NJ	Hotel	12/2033	—	—	—	224
RiverHouse 9 at Port Imperial (d)	Weehawken, NJ	Multifamily	6/2046	434	422	1,292	1,176
Haus25 (e)	Jersey City, NJ	Mixed-Use	3/2047	907	670	2,321	1,817
The James (f)	Park Ridge, NJ	Multifamily	6/2051	206	143	622	430
Total PILOT taxes				$2,557	$2,069	$7,337	$6,124
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
OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, as of September 30, 2024 and December 31, 2023, are as follows (dollars in thousands):

Year	As of September 30, 2024 Amount
October 1 through December 31, 2024	$318
2025	1,279
2026	1,279
2027	1,280
2028	494
2029 through 2101	31,447
Total lease payments	36,097
Less: imputed interest	(29,347)

Total	$6,750

Year	As of December 31, 2023 Amount
2024	$1,272
2025	1,279
2026	1,279
2027	1,280
2028	494
2029 through 2101	31,447
Total lease payments	37,051
Less: imputed interest	(29,700)

Total	$7,351
Office and ground lease expenses incurred by the Company amounted to $670 thousand and $599 thousand for the three months ended September 30, 2024 and 2023, respectively and $1.9 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company had capitalized operating leases for one office and two ground leases, which had balances of $3.4 million and $2.0 million, respectively, at September 30, 2024. Such amounts represent the net present value (“NPV”) of future payments detailed above. The one office and two ground leases used incremental borrowing rates of 6.0 percent and 7.6 percent, respectively, to arrive at the NPV and have weighted average remaining lease terms of 3.5 years and 76.8 years, respectively. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
The initial recognition of a lease liability and right-of-use asset for the office lease of $4.7 million is a noncash activity during the nine months ended September 30, 2023.
OTHER
During the first quarter of 2024, the Company determined that the applicable conditions required to earn the stay-on award agreements with 20 employees were satisfied, and as a result, the corresponding cash and stock awards were deemed earned and payable. The total cost of such awards was approximately $2.6 million, including the issuance of 42,095 shares of the Company’s common stock, of which $1.3 million and $1.3 million was recorded in General and administrative and Property management expenses, respectively, on the Company's Consolidated Statements of Operations during the nine months ended September 30, 2024.
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
Preferred Units
The Operating Partnership has 9,213 Series A-1 Preferred Units (the "Preferred Units") outstanding as of September 30, 2024. The Series A Preferred Units were all redeemed as of March 13, 2024. The key terms of the Preferred Units are summarized as follows:

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
Summary of Redeemable Noncontrolling Interests
The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine section for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

Series A-1 Preferred Units In VRLP
Balance at July 1, 2024	$9,294
Income Attributed to Noncontrolling Interests	81
Distributions	(81)
Balance at September 30, 2024	$9,294

Series A and A-1 Preferred Units In VRLP
Balance at January 1, 2024	$24,999
Redemption/Payout	(15,700)
Income Attributed to Noncontrolling Interests	459
Distributions	(464)
Balance at September 30, 2024	$9,294

Series A and A-1 Preferred Units In VRLP
Balance at July 1, 2023	$40,231
Income Attributed to Noncontrolling Interests	350
Distributions	(350)
Balance at September 30, 2023	$40,231

	Series A and A-1 Preferred Units In VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2023	$40,231	$475,000	$515,231
Income Attributed to Noncontrolling Interests	1,050	6,283	7,333
Distributions	(1,050)	(6,283)	(7,333)
Redemption Value Adjustment	—	4,977	4,977
Reclassification to Mandatorily Redeemable Non-controlling Interests	—	(479,977)	(479,977)
Balance at September 30, 2023	$40,231	$—	$40,231

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
The following table reflects the activity of the General Partner capital for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Opening Balance	$1,132,424	$1,196,953	$1,137,478	$1,235,685
Net loss available to common shareholders	(9,692)	(54,807)	(10,673)	(102,214)
Shares issued under ATM Program, net	(66)	—	1,765	—
Common stock distributions	(6,628)	(4,714)	(17,222)	(4,714)
Redeemable noncontrolling interests	—	—	—	(4,516)
Redemption of common units for common stock	22	2,297	135	11,348
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	1	6	3
Directors' deferred compensation plan	98	99	296	295
Stock Compensation	2,926	9,366	10,325	16,218
Cancellation of common stock	(657)	(31)	(3,998)	(497)
Other comprehensive loss	(4,404)	(652)	(4,172)	(111)
Rebalancing of ownership percent between parent and subsidiaries	(83)	(902)	2	(3,887)
Balance at September 30	$1,113,942	$1,147,610	$1,113,942	$1,147,610
Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
On November 15, 2023, the Company reestablished a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (“ATM Forwards”). Effective as of that date, the Company terminated a prior ATM Program that was established on December 13, 2021, under which we were able to offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $200 million, with a syndicate of banks. During the nine months ended

September 30, 2024, the Company sold 133,759 shares pursuant to the ATM Program, generating net proceeds of $1.8 million.
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
Stock Options
As of September 30, 2024, the Company has 2,330,000 options granted and outstanding, of which 2,246,666 are vested.
There were no stock options exercised under any stock option plans for the nine months ended September 30, 2024 and 2023, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of September 30, 2024 and December 31, 2023, the stock options outstanding had a weighted average remaining contractual life of approximately 2.8 years and 3.6 years, respectively.
The Company recognized stock compensation expense related to stock options of $92 thousand and $414 thousand for the three months ended September 30, 2024 and 2023, respectively and $521 thousand and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards ("RSAs") in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the RSAs issued is based on time and service. On June 26, 2024, the Company issued RSAs to non-employee members of the Board of Directors, of which 71,232 unvested RSAs were outstanding at September 30, 2024.
The Company recognized stock compensation expense related to RSAs of $260 thousand and $230 thousand for the three months ended September 30, 2024 and 2023, respectively and $691 thousand and $592 thousand for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the Company had $0.8 million of total unrecognized compensation cost related to unvested RSAs granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 0.8 years.
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
A portion of the RSUs are subject to time-based vesting conditions and will vest over a three-year period ("TRSUs"). As of September 30, 2024, there are 762,983 TRSUs outstanding and unvested.
Additionally, in April 2022, the General Partner granted 59,707 TRSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08. As of September 30, 2024, there are 14,467 TRSUs classified as inducement awards outstanding and unvested.
Another portion of the annual LTIP Awards have market-based vesting conditions ("PRSUs"), and recipients will only earn the full amount of the PRSUs if, over the three-year performance period, the General Partner achieves an absolute Total Shareholder Return ("TSR") target and if the General Partner’s relative TSR as compared to a group of peer REITs exceeds certain thresholds. The market-based award targets are determined annually by the compensation committee of the Board of Directors. As of September 30, 2024, there are 807,964 PRSUs outstanding and unvested.
In addition, the Company has granted RSUs with a three-year cliff vest subject to the achievement of adjusted funds from operations targets ("OPRSUs"). As of September 30, 2024, there are 759,154 OPRSUs outstanding and unvested.
The Company recognized stock compensation expense related to LTIP awards of $2.6 million and $5.1 million for the three months ended September 30, 2024 and 2023, respectively and $9.1 million and $11.3 million for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the Company had $11.6 million of total unrecognized compensation cost related to unvested LTIP Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2 years.
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
During the three months ended September 30, 2024 and 2023, deferred stock units earned were 5,876 and 6,193, respectively. During the nine months ended September 30, 2024, and 2023, 19,936 and 19,143 deferred stock units were earned, respectively. As of September 30, 2024 and December 31, 2023, there were 97,912 and 77,975 deferred stock units outstanding, respectively.
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

The following information presents the Company’s results for the three and nine months ended September 30, 2024 and 2023 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Basic EPS	2024	2023	2024	2023
Loss from continuing operations after income tax expense	$(11,113)	$(60,734)	$(16,066)	$(105,020)
Add (deduct): Noncontrolling interests in consolidated joint ventures	391	592	1,429	1,815
Add (deduct): Noncontrolling interests in Operating Partnership	923	5,243	1,293	9,785
Add (deduct): Redeemable noncontrolling interests	(81)	(350)	(459)	(7,333)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	—	—	—	(4,516)
Loss from continuing operations available to common shareholders	$(9,880)	$(55,249)	$(13,803)	$(105,269)
Income (loss) from discontinued operations available to common shareholders	188	442	3,130	(1,461)
Net loss available to common shareholders for basic earnings per share	$(9,692)	$(54,807)	$(10,673)	$(106,730)

Weighted average common shares	92,903	92,177	92,615	91,762

Basic EPS:
Loss from continuing operations available to common shareholders	$(0.10)	$(0.60)	$(0.15)	$(1.14)
Income (loss) from discontinued operations available to common shareholders	—	—	0.03	(0.02)
Net loss available to common shareholders	$(0.10)	$(0.60)	$(0.12)	$(1.16)

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Diluted EPS	2024	2023	2024	2023
Net loss from continuing operations available to common shareholders	$(9,880)	$(55,249)	$(13,803)	$(105,269)
Add (deduct): Noncontrolling interests in Operating Partnership	(923)	(5,243)	(1,293)	(9,785)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	—	—	—	(461)
Loss from continuing operations for diluted earnings per share	$(10,803)	$(60,492)	$(15,096)	$(115,515)
Income (loss) from discontinued operations for diluted earnings per share	206	484	3,425	(1,595)
Net loss available for diluted earnings per share	$(10,597)	$(60,008)	$(11,671)	$(117,110)

Weighted average common shares	101,587	100,925	101,304	100,770

Diluted EPS:
Loss from continuing operations available to common shareholders	$(0.10)	$(0.60)	$(0.15)	$(1.14)
Income (loss) from discontinued operations available to common shareholders	—	—	0.03	(0.02)
Net loss available to common shareholders	$(0.10)	$(0.60)	$(0.12)	$(1.16)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic EPS shares	92,903	92,177	92,615	91,762
Add: Operating Partnership – common and vested LTIP units	8,684	8,748	8,689	9,008
Diluted EPS Shares	101,587	100,925	101,304	100,770

Veris Residential, L.P.:

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Basic EPU	2024	2023	2024	2023
Loss from continuing operations after income tax expense	$(11,113)	$(60,734)	$(16,066)	$(105,020)
Add (deduct): Noncontrolling interests in consolidated joint ventures	391	592	1,429	1,815
Add (deduct): Redeemable noncontrolling interests	(81)	(350)	(459)	(7,333)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	—	—	—	(4,977)
Loss from continuing operations available to unitholders	$(10,803)	$(60,492)	$(15,096)	$(115,515)
Income (loss) from discontinued operations available to unitholders	206	484	3,425	(1,595)
Net loss available to common unitholders for basic earnings per unit	$(10,597)	$(60,008)	$(11,671)	$(117,110)

Weighted average common units	101,587	100,925	101,304	100,770

Basic EPU:
Loss from continuing operations available to unitholders	$(0.10)	$(0.60)	$(0.15)	$(1.14)
Income (loss) from discontinued operations available to unitholders	—	—	0.03	(0.02)
Net loss available to common unitholders for basic earnings per unit	$(0.10)	$(0.60)	$(0.12)	$(1.16)

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Diluted EPU	2024	2023	2024	2023
Loss from continuing operations available to common unitholders	$(10,803)	$(60,492)	$(15,096)	$(115,515)
Income (loss) from discontinued operations for diluted earnings per unit	206	484	3,425	(1,595)
Net loss available to common unitholders for diluted earnings per unit	$(10,597)	$(60,008)	$(11,671)	$(117,110)

Weighted average common unit	101,587	100,925	101,304	100,770

Diluted EPU:
Loss from continuing operations available to common unitholders	$(0.10)	$(0.60)	$(0.15)	$(1.14)
Income (loss) from discontinued operations available to common unitholders	—	—	0.03	(0.02)
Net loss available to common unitholders	$(0.10)	$(0.60)	$(0.12)	$(1.16)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic EPU units	101,587	100,925	101,304	100,770
Diluted EPU Units	101,587	100,925	101,304	100,770

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
The following table reflects the activity of noncontrolling interests for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Opening Balance	$138,648	$151,065	$142,075	$163,652
Net loss	(1,215)	(5,443)	(1,968)	(4,401)
Unit distributions	(613)	(435)	(1,591)	(435)
Redeemable noncontrolling interests	(81)	(350)	(459)	(7,794)
Change in noncontrolling interests in consolidated joint ventures	(486)	84	(1,628)	(478)
Redemption of common units for common stock	(22)	(2,297)	(135)	(11,348)
Redemption of common units	—	—	—	(94)
Stock compensation	—	—	—	487
Other comprehensive loss	(411)	(62)	(389)	(12)
Rebalancing of ownership percentage between parent and subsidiaries	83	902	(2)	3,887
Balance at September 30	$135,903	$143,464	$135,903	$143,464
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2024, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $2.0 thousand as of September 30, 2024.

NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the nine months ended September 30, 2024, the Company redeemed 11,074 common units for common shares, at their fair value of $135 thousand.
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
LTIP Units
After LTIP Units are fully vested, LTIP Units may be converted on a one-for-one basis into common units. Common units in turn have a one-for-one relationship in value with shares of the General Partner’s common stock, and are redeemable on a one-for-one basis for cash or, at the election of the Company, shares of the General Partner’s common stock. As of September 30, 2024, there are no unvested LTIP Units.
Noncontrolling Interests Ownership in Operating Partnership
As of September 30, 2024 and December 31, 2023, the noncontrolling interests common unit and LTIP units holders owned 8.5 percent and 8.6 percent of the Operating Partnership, respectively.
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

Table of Contents`
Results From Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

(dollars in thousands)	Three Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
Revenue from rental operations and other:
Revenue from leases	$62,227	$59,935	$2,292	3.8%
Parking income	3,903	3,947	(44)	(1.1)
Other income	1,251	1,361	(110)	(8.1)
Total revenues from rental operations	67,381	65,243	2,138	3.3

Property expenses:
Real estate taxes	8,572	9,301	(729)	(7.8)
Utilities	2,129	2,039	90	4.4
Operating services	10,156	13,583	(3,427)	(25.2)
Total property expenses	20,857	24,923	(4,066)	(16.3)

Non-property revenues:
Management fees	794	1,230	(436)	(35.4)
Total non-property revenues	794	1,230	(436)	(35.4)

Non-property expenses:
Property management	3,762	3,533	229	6.5
General and administrative	8,956	14,604	(5,648)	(38.7)
Transaction related costs	—	2,704	(2,704)	(100.0)
Depreciation and amortization	21,159	21,390	(231)	(1.1)
Land and other impairments, net	2,619	—	2,619	100.0
Total non-property expenses	36,496	42,231	(5,735)	(13.6)
Operating profit	10,822	(681)	11,503	(1689.1)
Other (expense) income:
Interest expense	(21,507)	(23,715)	2,208	(9.3)
Interest cost of mandatorily redeemable noncontrolling interests	—	(36,392)	36,392	(100.0)
Interest and other investment income	181	1,240	(1,059)	(85.4)
Equity in earnings (loss) of unconsolidated joint ventures	(268)	210	(478)	(227.6)
Gain (loss) from extinguishment of debt, net	8	(1,046)	1,054	(100.8)
Other income (expense), net	(310)	(57)	(253)	443.9
Total other (expense) income, net	(21,896)	(59,760)	37,864	(63.4)
Loss from continuing operations before income tax expense	(11,074)	(60,441)	49,367	(81.7)
Provision for income taxes	(39)	(293)	254	(86.7)
Loss from continuing operations after income tax expense	(11,113)	(60,734)	49,621	(81.7)
Discontinued operations:
Income from discontinued operations	206	61	145	237.7
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	423	$(423)	100.0
Total discontinued operations, net	206	484	(278)	(57.4)
Net loss	$(10,907)	$(60,250)	$49,343	(81.9)%

Table of Contents`

Revenue from leases. Revenue from leases increased $2.3 million, or 3.8 percent, for 2024 as compared to 2023, due primarily to an increase in market rental rates.
Real estate taxes. Real estate taxes decreased $0.7 million, or 7.8 percent, due primarily to a reduction in tax rates and assessed values, partially offset by increased PILOT taxes based on higher revenues in 2024.
Operating services. Operating services decreased $3.4 million, or 25.2 percent, due primarily to reduced insurance renewal rates in 2024, and the stock-based compensation expenses adjustment of $0.8 million recorded in the third quarter of 2023.
General and administrative. General and administrative decreased $5.6 million or 38.7 percent due to higher stock compensation expense in 2023 as a result of the $2.8 million prior period adjustment and realization of prior year outperformance grants recorded during the third quarter of 2023.
Transaction related costs. During the third quarter of 2023, the Company recorded $1.4 million in transaction costs related to the Rockpoint redemption and $1.3 million in other transaction related costs.
Land and other impairments, net. During the third quarter of 2024, the Company recorded $2.6 million of impairments on a developable land parcel.
Interest expense. Interest expense decreased $2.2 million or 9.3 percent, primarily due to lower interest expense as a result of the payoff of mortgage loans in 2024, partially offset by interest expense incurred on the 2024 Term Loan.
Interest cost of mandatorily redeemable noncontrolling interests. During the third quarter of 2023, the Company recognized $36.4 million in interest cost of mandatorily redeemable noncontrolling interests primarily related to the redemption of Rockpoint's interests.
Interest and other investment income. Interest income decreased $1.1 million, primarily related to interest income earned on higher cash balances in 2023.
Gain (loss) from extinguishment of debt, net. In the third quarter of 2023, the Company wrote off $1.1 million of unamortized deferred financing costs related to the loan refinancing of the Haus25 mortgage loan.

Table of Contents`
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

(dollars in thousands)	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
Revenue from rental operations and other:
Revenue from leases	$183,786	$174,223	$9,563	5.5%
Parking income	11,570	11,673	(103)	(0.9)
Other income	5,048	4,596	452	9.8
Total revenues from rental operations	200,404	190,492	9,912	5.2

Property expenses:
Real estate taxes	27,251	25,158	2,093	8.3
Utilities	6,196	5,863	333	5.7
Operating services	35,354	37,195	(1,841)	(4.9)
Total property expenses	68,801	68,216	585	0.9

Non-property revenues:
Management fees	2,587	2,785	(198)	(7.1)
Total non-property revenues	2,587	2,785	(198)	(7.1)

Non-property expenses:
Property management	13,370	9,864	3,506	35.5
General and administrative	29,019	34,460	(5,441)	(15.8)
Transaction related costs	1,406	7,051	(5,645)	(80.1)
Depreciation and amortization	61,592	65,008	(3,416)	(5.3)
Land and other impairments, net	2,619	3,396	(777)	(22.9)
Total non-property expenses	108,006	119,779	(11,773)	(9.8)
Operating profit	26,184	5,282	20,902	395.7
Other (expense) income:
Interest expense	(64,683)	(67,422)	2,739	(4.1)
Interest cost of mandatorily redeemable noncontrolling interests	—	(49,782)	49,782	(100.0)
Interest and other investment income	2,255	5,283	(3,028)	(57.3)
Equity in earnings (loss) of unconsolidated joint ventures	2,919	2,843	76	2.7
Gain (loss) on disposition of developable land	11,515	(23)	11,538	(50165.2)
Gain on sale of unconsolidated joint venture interests	7,100	—	7,100	100.0
Gain (loss) from extinguishment of debt, net	(777)	(3,702)	2,925	(79.0)
Other income (expense), net	(305)	2,794	(3,099)	(110.9)
Total other (expense) income, net	(41,976)	(110,009)	68,033	(61.8)
Loss from continuing operations before income tax expense	(15,792)	(104,727)	88,935	(84.9)
Provision for income taxes	(274)	(293)	19	(6.5)
Loss from continuing operations after income tax expense	(16,066)	(105,020)	88,954	(84.7)
Discontinued operations:
Income from discontinued operations	1,877	691	1,186	171.6
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	1,548	(2,286)	3,834	(167.7)
Total discontinued operations, net	3,425	(1,595)	5,020	(314.7)
Net loss	$(12,641)	$(106,615)	$93,974	(88.1)%

Table of Contents`
Revenue from leases. Revenue from leases increased $9.6 million, or 5.5 percent, for 2024 as compared to 2023, due primarily to an increase in market rental rates.
Other income. Other income increased $0.5 million, or 9.8 percent, primarily due to an increase in early lease termination fees in 2024 as compared to 2023.
Real estate taxes. Real estate taxes increased $2.1 million, or 8.3 percent, due primarily to prior period tax appeal refunds received in 2023, and increased PILOT taxes based upon higher revenues in 2024.
Operating services. Operating services decreased $1.8 million, or 4.9 percent, due to non-recurring legal expenses recognized and the stock-based compensation expenses adjustment of $0.8 million recorded in the third quarter of 2023.
Property management. Property management includes expenses associated with the self-management of the Company's properties as well as administrative and personnel expenses for the Company's third-party/joint venture management businesses. Property management increased $3.5 million, or 35.5 percent due primarily to the satisfaction of stay-on award conditions in 2024 and reorganization of the Company's multifamily management structure. See Note 12: Commitments and Contingencies to the Financial Statements.
General and administrative. General and administrative expenses decreased $5.4 million, or 15.8 percent, due to higher stock compensation expense in 2023 as a result of the previously mentioned $2.8 million adjustment, additional stock compensation expense due to the realization of outperformance grants recorded during 2023, and higher severance and related costs in 2023, partially offset by the satisfaction of stay-on award conditions in 2024. See Note 12: Commitments and Contingencies to the Financial Statements.
Transaction related costs. Transaction related costs decreased $5.6 million, or 80.1 percent. In 2023, the Company recorded transaction related costs primarily related to the line of credit and credit facility, the sale of the former Office Portfolio, Rockpoint transaction, and other transaction related costs. In 2024, the Company recorded transaction related costs primarily related to the sale of the former Office Portfolio and the withdrawal of its public offering of common stock.
Depreciation and amortization. Depreciation and amortization decreased $3.4 million, or 5.3 percent. This decrease was primarily due to lease intangibles acquired in 2022 that were fully amortized prior to 2024.
Land and other impairments, net. In 2024, The Company recorded $2.6 million of impairments on a developable land parcel. In 2023, the Company recorded $3.4 million of impairments on developable land parcels.
Interest cost of mandatorily redeemable noncontrolling interests. During 2023, the Company recognized $49.8 million in interest cost of mandatorily redeemable noncontrolling interests related to Rockpoint's interests.
Interest and other investment income. Interest income decreased $3.0 million, or 57.3 percent. The increase is primarily related to interest income earned on larger cash balances from sales proceeds received in 2023.
Gain (loss) on disposition of developable land. In 2024, the Company sold several parcels of land and as a result, recognized a total gain on disposition of developable land of $11.5 million. See Note 3: Investments in Rental Properties to the Financial Statements.
Gain on sale of unconsolidated joint venture interests. In January 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million during the nine months ended September 30, 2024.
Loss from extinguishment of debt, net. During 2024, the Company wrote off unamortized deferred financing costs of $0.8 million relating to the early payoff of the Soho Lofts and 145 Front Street mortgage loans. During 2023, the Company wrote off $2.6 million of unamortized deferred financing costs related to the credit facility termination and $1.1 million of unamortized deferred financing costs related to the loan refinancing of the Haus25 mortgage loan.
Other Income, net. In 2023, the Company received insurance proceeds of $2.8 million.
Discontinued operations. The Company recognized income from discontinued operations of $1.9 million in 2024 and $0.7 million in 2023. In 2024 and 2023, the Company recognized realized gains (losses) and unrealized gains (losses) on

Table of Contents`
disposition of rental property and impairments, net, of ($1.5) million and $2.3 million, respectively, on these properties. See Note 7: Discontinued Operations to the Financial Statements.

Table of Contents`
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Overview
Liquidity is a measurement of the Company's ability to meet cash requirements, including ongoing commitments to repay borrowings, pay dividends, fund acquisitions of real estate assets and other general business needs. In addition to cash on hand, the primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) borrowings under the revolving credit facility; (ii) proceeds from sales of real estate; and (iv) cash flow from operations. The Company believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
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
Cash Flows
Cash, cash equivalents and restricted cash decreased by $22.1 million to $32.5 million at September 30, 2024, compared to $54.6 million at December 31, 2023. This decrease is comprised of the following net cash flow items:
(1)$40.5 million provided by operating activities.
(2)$165.0 million provided by investing activities, consisting primarily of the following:
(a)$89.0 million received from proceeds from the sales of developable land;
(b)$77.2 million received from proceeds of rental properties included in discontinued operations;
(c)$8.6 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures;
(d)$6.1 million received from proceeds from the sale of investments in joint ventures;
(e)$11.1 million used for additions to rental property, improvements and other costs; and
(f)$4.7 million used for the development of rental property and other related costs.
(3)$227.6 million used in financing activities, consisting primarily of the following:
(a)$533.3 million used for repayments of mortgages, loans payable and other obligations;
(b)$16.9 million used for the payment of common dividends and distributions;
(c)$15.7 million used for the redemption of redeemable noncontrolling interests;
(d)$14.4 million used for payment of financing and derivative premium costs;
(e)$1.7 million used for distribution to noncontrolling interests;
(f)$0.5 million used for distribution to redeemable noncontrolling interests;
(g)$200.0 million received from the borrowings from term loans;
(h)$157.0 million received from the borrowings from the revolving credit facility; and
(i)$1.8 million received from share issuance proceeds, net.

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
The General Partner, as of the taxable year ended December 31, 2023, the most recent year for which tax returns have been filed, has net operating losses of $240.0 million.
On August 5, 2024, the Company declared a $0.07 dividend per common share, which was paid on October 16, 2024 to shareholders of record as of the close of business on September 30, 2024.
Debt Financing
Debt Strategy
The Company has historically utilized a combination of corporate and property level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property level indebtedness on or before the applicable maturity dates.
Debt Summary
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2024:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a)	$1,685,665	99.6%	4.93%	3.01
Unhedged portion of Revolving Credit Facility	7,000	0.4%	7.65%	2.56

Totals/Weighted Average:	$1,692,665	100.0%	4.94%	3.00
Unamortized deferred financing costs (b)	(14,749)
Total Debt, Net	$1,677,916
(a)Includes debt with interest rate caps outstanding with a notional amount of $591.5 million.
(b)Excludes $5.1 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of September 30, 2024.

Table of Contents`
Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2024 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments
2024	$1,757		$1,757	3.96%
2025	9,419	—	9,419	3.68
2026	7,879	467,904	475,783	4.26
2027	5,326	662,319	667,645	5.12
2028	2,396	343,061	345,457	6.03
Thereafter	4,060	188,544	192,604	4.13
Sub-total	30,837	1,661,828	1,692,665	4.94
Unamortized deferred financing costs (a)	(14,749)	—	(14,749)
Totals/Weighted Average	$16,088	$1,661,828	$1,677,916	4.94%
(a)Excludes $5.1 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of September 30, 2024.
Unencumbered Properties
As of September 30, 2024, the Company had two unencumbered properties with a carrying value of $33.4 million.
Equity Financing and Registration Statements
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $100 million of shares of common stock have been allocated for sale pursuant to the Company's ATM Program commenced in November 2023 and 133,759 shares have been sold as of September 30, 2024.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of September 30, 2024.
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

Table of Contents`
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company may agree to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of September 30, 2024, there was no outstanding balance of such debt which was guaranteed by the Company.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss available to common shareholders	$(9,692)	$(54,807)	$(10,673)	$(102,214)
Add (deduct): Noncontrolling interests in Operating Partnership	(923)	(5,243)	(1,293)	(9,785)
Noncontrolling interests in discontinued operations	18	42	295	(134)
Real estate-related depreciation and amortization on continuing operations (a)	23,401	23,746	68,547	72,087
Real estate-related depreciation and amortization on discontinued operations	—	1,926	668	10,870
Continuing operations: Gain on sale from unconsolidated joint ventures	—	—	(7,100)	—
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	(423)	(1,548)	2,286
Funds from operations available to common stock and Operating Partnership unitholders (b)	$12,804	$(34,759)	$48,896	$(26,890)
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests of $2.4 million and $2.6 million for the three months ended September 30, 2024 and 2023, and $7.5 million and $7.7 million for the nine months ended September 30, 2024 and 2023,

Table of Contents`
respectively. Excludes non-real estate-related depreciation and amortization of $0.2 million for each of the three months ended September 30, 2024 and 2023, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.
(b)Net loss available to common shareholders included $2.6 million and zero of land impairment charges for the three months ended September 30, 2024 and 2023, respectively, and $2.6 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively. Net loss available to common shareholders also included no loss or gain on disposition of developable land for the three months ended September 30, 2024 and 2023, respectively, and $11.5 million and $(23.0) thousand for the nine months ended September 30, 2024 and 2023, respectively. These balances are included in the calculation to arrive at funds from operations as such charges relate to non-depreciable assets.

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
As of September 30, 2024, the Company's indebtedness with an aggregate principal balance of $1.7 billion had an estimated aggregate fair value of $1.7 billion.
Changes in interest rates impact the fair value of the Company's fixed rate debt instruments, computed using current market yields. Approximately $1.1 billion of the Company’s long-term debt as of September 30, 2024 bears interest at fixed rates with a weighted average coupon of 4.62% and therefore the fair value of these instruments is affected by changes in market interest rates. If market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of September 30, 2024 would be approximately $32.9 million higher or lower, respectively.
The effective interest rates on the Company’s $591.5 million variable rate debt hedged by interest-rate caps, as of September 30, 2024 ranged from SOFR plus 141 basis points to SOFR plus 275 basis points. Additionally, the effective interest rate on the Company’s $7.0 million variable rate debt, which is not hedged by interest-rate caps, as of September 30, 2024 was SOFR plus 271 basis points. Assuming interest-rate caps are not in effect as of September 30, 2024, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $6.0 million annually.
The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

September 30, 2024 Debt, including current portion ($s in thousands)	10/1/2024 - 12/31/2024	2025	2026	2027	2028	Thereafter	Sub-total	Other (a) (b)	Total	Fair Value

Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility	$1,757	$9,419	$475,783	$660,645	$345,457	$192,604	$1,685,665	$(14,749)	$1,670,916	$1,646,739
Weighted Average Interest Rate	3.96%	3.68%	4.26%	5.09%	6.03%	4.13%			4.93%
Unhedged portion of Revolving Credit Facility	$—	$—	$—	$7,000	$—	$—	$7,000	$—	$7,000	$7,000
Weighted Average Interest Rate				7.65%					7.65%
(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of September 30, 2024.
(b)Excludes $5.1 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of September 30, 2024.

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
(b)None.
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

10.2+	Revolving Credit and Term Loan Agreement dated as of April 22, 2024 among Veris Residential, L.P., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, The Bank of New York Mellon, as syndication agent, Bank of America, N.A., Capital One, National Association, Goldman Sachs Bank USA and Royal Bank of Canada, as documentation agents, J.P. Morgan Securities, LLC, as sustainability structuring agent, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon as joint bookrunners and joint lead arrangers, and BOFA Securities, Inc., Capital One, National Association, Goldman Sachs Bank USA and RBC Capital Markets, as joint lead arrangers, and the lenders party thereto (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.3	Parent Guaranty dated of Veris Residential, Inc. dated April 22, 2024 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.4	Subsidiary Guaranty of the subsidiary guarantors of Veris Residential, L.P. party thereto dated April 22, 2024 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.5	Pledge and Security Agreement by and among Veris Residential, L.P., as borrower, the subsidiary pledgees of Veris Residential, L.P. party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated April 22, 2024 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.6#	Veris Residential, Inc. 2024 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-280397, and incorporated herein by reference).

31.1*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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

101.1*
The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Veris Residential, Inc.
(Registrant)

Date:	October 30, 2024	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	October 30, 2024	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	October 30, 2024	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	October 30, 2024	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)