Form 10-K
period 2024-12-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2025-02-24
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-13274 Veris Residential, Inc.
Commission File Number: 333-57103: Veris Residential, L.P.
VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
(Exact Name of Registrant as specified in its charter)

Maryland (Veris Residential, Inc.)	22-3305147 (Veris Residential, Inc.)
Delaware (Veris Residential, L.P.)	22-3315804 (Veris Residential, L.P.)
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Harborside 3, 210 Hudson St., Ste. 400, Jersey City, New Jersey	07311
(Address of principal executive offices)	(Zip code)
(732) 590-1010
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	Trading Symbol(s)	(Name of Each Exchange on Which Registered)
Veris Residential, Inc.
Common Stock, $0.01 par value	VRE	New York Stock Exchange

Veris Residential, L.P.
None	N/A	None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Veris Residential, Inc.	Yes x No o
Veris Residential, L.P.	Yes x No o
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Veris Residential, Inc.	Yes o No x
Veris Residential, L.P.	Yes o No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Veris Residential, Inc.	Yes x No o
Veris Residential, L.P.	Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Veris Residential, Inc.	Yes x No o
Veris Residential, L.P.	Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Veris Residential, Inc.:
Large accelerated filer	x	Accelerated filer	o	Non-accelerated filer	o	Smaller reporting company	o	Emerging growth company	o

Veris Residential, L.P.:
Large accelerated filer	x	Accelerated filer	o	Non-accelerated filer	o	Smaller reporting company	o	Emerging growth company	o
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

Veris Residential, Inc.	Yes x No o
Veris Residential, L.P.	Yes x No o
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Veris Residential, Inc.	o
Veris Residential, L.P.	o
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Veris Residential, Inc.	o
Veris Residential, L.P.	o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Veris Residential, Inc.	Yes o No ☒
Veris Residential, L.P.	Yes o No ☒
As of June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of Veris Residential, Inc. was $1,212,706,217. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose. The registrant has no non-voting common stock.
As of February 18, 2025, 92,954,360 shares of common stock, $0.01 par value, of Veris Residential, Inc. (“Common Stock”) were outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.
LOCATION OF EXHIBIT INDEX: The index of exhibits is contained herein on page number 92.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Veris Residential, Inc.’s definitive proxy statement for fiscal year ended December 31, 2024 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 11, 2025 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2024.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “Veris,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of December 31, 2024, the General Partner owned an approximate 91.5 percent common unit interest in the Operating Partnership. The remaining approximate 8.5 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
•Item 8. Financial Statements and Supplementary Data which includes the following specific disclosures for the General Partner and the Operating Partnership:
•Note 2. Significant Accounting Policies, where applicable;
•Note 13. Redeemable Noncontrolling Interests;
•Note 14. Veris Residential, Inc.’s Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital;
•Note 15. Noncontrolling Interests in Subsidiaries; and
•Note 16. Segment Reporting, where applicable.
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
The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.5 percent and 91.4 percent common unit interest in the Operating Partnership as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, the Company owned or had interests in 22 multifamily rental properties, as well as non-strategic assets comprised of three parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 19 wholly-owned or Company-controlled properties, comprised of 16 multifamily properties and three non-core assets, and (b) six multifamily properties owned by unconsolidated joint ventures in which the Company has investment interests. The Properties are located in three states in the Northeast, plus the District of Columbia. For more information on the Properties, refer to Item 2.
THE COMPANY
The Company seeks to own a portfolio comprised primarily of Class A multifamily properties with premium amenities and offerings, including facilities such as clubrooms and lounges, state-of-the-art fitness centers, dog parks and rooftop swimming pools, as well as sustainability-driven features like electric vehicle (EV) charging stations, bee hives, hydroponic gardens and green roofs. The Company believes that amenities such as the ones offered at our multifamily properties drive resident satisfaction, command higher monthly rents, and generate additional revenues through amenity fees. When coupled with our commitment to providing premium resident services, such as concierges and professionally-curated events, the Company seeks to offer a multifamily experience that will maximize resident satisfaction and optimize rental revenue.

The Company’s multifamily properties have an average age of eight years, typically requiring lower maintenance capital expenditures than a more mature portfolio. The Company believes that this factor provides it with a competitive advantage as it can retain more capital and generate a higher yield than an older portfolio.

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

Environmental Risk Management & Energy Resilience

The Company aims to conduct its business, development and operations of new and existing buildings in a manner that contributes to positive environmental, social and economic outcomes for all its stakeholders. The Company’s dedicated in-house team initiates and applies sustainable practices throughout its business, including property operations and resident experience. The Company’s multifamily portfolio has environmental considerations – particularly focused on energy consumption, water consumption and greenhouse gas emissions – integrated into many existing properties. The Company has also invested in energy-saving technology, such as those for irrigation, lighting and HVAC, to positively impact resident experience and asset value over the long-term. As a result of these efforts, 79% of our managed multifamily communities are green certified (LEED®, ENERGY STAR® or equivalent). The Company believes that its focus on sustainability also enhances value for the Company in the short-term, through savings in utility expenses and higher interest from sustainability conscious residents.

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

A significant part of the Company’s commitment to environmental, social and governance (“ESG”) is its commitment to transparent reporting of corporate responsibility performance indicators, as it recognizes the importance of this information to investors, lenders, and other stakeholders. The Company publishes an annual report covering its ESG initiatives, which is aligned with the Global Reporting Initiative reporting framework and United Nations Sustainable Development Goals. The report includes the Company’s strategy, key performance indicators, annual like-for-like comparisons and year-over-year achievements.

As a long-term owner and active manager of real estate assets in operation and under development, the Company recognizes that climate change is no longer just a potential threat but today’s reality. As a result, the Company is taking action to mitigate its carbon footprint by assessing risks and adapting its business to ensure it is well positioned over the long-term. Event-driven (acute) and longer-term (chronic) physical risks that may result from climate change could have a material adverse effect on the Company’s properties, operations and business. Responsibility for assessing and managing these climate-related risks and initiatives is owned by every team throughout the Company, with oversight by a cross-functional task force comprised of management and the Board's Nominating, Environmental, Social and Governance Committee. The Company views its proactive assessment of risks related to climate change as an opportunity to protect asset value and as such, is implementing measures, planning and decision-making processes to protect its investments by improving resilience. Compared to 2019, the Company met its target validated by the Science Based Target initiative to reduce its like-for-like Scope 1 and 2 greenhouse gas emissions by 54% in 2022, with further reduction by 12% in 2023.

HUMAN CAPITAL RESOURCES
As of December 31, 2024, the Company had approximately 188 employees, and 26 percent of its employees have been with the Company for at least 10 years.

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

Workforce diversity as of December 31, 2024 (excluding three employees that did non self-identify):

•58 percent of the Company’s employees identified as male, 41 percent as female and below one percent as non-binary
•52 percent of the Company’s employees were persons of color or other minority groups, consistent with 52 percent a year earlier.

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
More information regarding the Company’s human capital policies, programs and initiatives is available in the "Governance tab under the “Investors” section of its public website and the Company’s report covering its ESG initiatives. Information contained on or accessed through the Company’s website is not considered part of this Annual Report nor any registration statement that incorporates this Annual Report by reference.

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

INDUSTRY SEGMENTS
The Company operates in the multifamily real estate and services industry. As of December 31, 2024, the Company does not have any foreign revenues and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.
SIGNIFICANT RESIDENTS AND TENANTS
As of December 31, 2024, no resident or tenant accounted for more than 10 percent of the Company’s consolidated revenues.
RECENT DEVELOPMENTS
During 2024, the Company completed its multi-year transformation to a pure play multifamily REIT. The Company also announced a three-prong strategy to value creation:
Capital Allocation: Initiatives focused on generating cash flow and maximizing shareholder value, including selling assets with little or no cash flow (such as land parcels) and then redeploying proceeds realized from such activities into uses which result in greater cash flow such as debt repayment or capital improvements.
Balance Sheet Optimization: Initiatives focused on reducing total indebtedness over time to improve the Company's cost of capital.
Platform Optimization: Initiatives focused on operational performance through platform and portfolio enhancements including technological improvements, centralized back-office functions and streamlining processes.
The Company sold its last office asset and also continued selectively cull the land portfolio to right-size the Company’s equity allocated to its development pipeline and speculative land bank. Notable activities include:

•Closing on the sale of the Company's last office property, Harborside 5 for $85 million, releasing approximately $82 million of net proceeds.
•Sold over $230 million of non-strategic assets since the beginning of 2024.
•As of February 18, 2025, approximately $45 million of land parcels are under binding contract for sale.

The Company utilized the proceeds from its disposition activities to repay, along with proceeds from the new senior secured term loan and revolving credit facility, $526 million of mortgages maturing throughout 2024. As of December 31, 2024, 99.9% of the Company's total debt portfolio (consolidated and unconsolidated) was hedged or fixed at a weighted average interest rate of 4.95%. The debt portfolio has a weighted average maturity of 3.1 years.

The Company continued to further enhance its ESG and operational platform by earning a 5-Star rating from GRESB (the highest rating offered for distinguished ESG leadership and performance) for the third year in a row, and earning the Company the designation of Regional Sector Leader for Residential-listed companies in the Americas.

AVAILABLE INFORMATION
The Company’s corporate offices are located at Harborside 3, 210 Hudson Street, Suite 400, Jersey City, New Jersey 07311, and its telephone number is (732) 590-1010. The Company’s website is www.verisresidential.com. Information contained on or accessed through the Company's website is not considered part of this Annual Report nor any registration statement that incorporates this Annual Report by reference. The Company makes available free of charge on or through its website the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished by the Company pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Company’s website includes other items related to corporate governance matters, including, among other things, the Company’s corporate governance principles, charters of the standing committees of the Board of Directors, the code of business conduct and ethics applicable to all employees, officers and directors, the Dodd-Frank clawback policy and insider trading policy. The General Partner intends to disclose on the Company’s website any amendments to or waivers from its code of business conduct and ethics as well as any amendments to its other governance documents, including without limitation the corporate governance principles, Dodd-Frank clawback policy, insider trading policy or the charters of the standing committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Veris Residential, Inc. Investor Relations Department, Harborside 3, 210 Hudson St., Ste. 400, Jersey City, NJ 07311 or to investorrelations@verisresidential.com.
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
•our ability to lease or re-lease space at current or anticipated rents;
•our ability to complete construction and development activities on time and within budget, including without limitation, obtaining regulatory permits and the availability and cost of materials, labor and equipment;
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

Short-term leases expose us to the effects of declining market rents: Our multifamily leases are for an average term of 14 months. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents sooner than leases with longer terms.
We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue: The majority of our income is derived from renting our multifamily properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline even if our revenues do. Our operating costs also could increase while our revenues do not. If our operating costs increase significantly to the point that they exceed our rental revenues, we may be forced to borrow to cover our costs and we may incur losses. Such losses may adversely affect our ability to make distributions or payments to our investors.
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
Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the amount of that investment may not be recouped if the sale price does not exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended (the “IRS Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.
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
Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any policy interventions by the U.S. government, could negatively impact our resident’s ability to pay rents or our results of operations. Our multifamily leases are for an average term of 14 months, which we believe mitigates our exposure to inflation, by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). Inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so.
Additionally, inflationary pricing may have a negative effect on the real estate acquisitions and construction costs necessary to complete development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Higher land acquisition and construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. Our commercial leases have fixed rent increases which may not increase in line with inflation, thereby reducing our net operating income. As a result, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

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

Our acquisition activities and their success are subject to the following risks:

•adequate financing or capital to complete acquisitions may not be available on favorable terms or at all as a result of the continuing volatility in the financial and credit markets;
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
Environmental, Social and Governance factors may impose additional costs and/or expose us to new risks: We have communicated certain initiatives and goals regarding ESG matters in our 2023 ESG Update on our website, and we may communicate revised or additional initiatives or goals in the future. Our publication of ESG-related policies and report covering our ESG initiatives may result in increased investor, media, employee and other stakeholder attention to such initiatives.

Certain investors, customers, regulators and other stakeholders have focused more on ESG including without limitation climate change, human capital, diversity, equity and inclusion, human and civil rights, sustainability and risk oversight. It is possible that some stakeholders may not be satisfied with our ESG practices or initiatives or the speed with which we are implementing our initiatives. Conversely, it is possible that some stakeholders may be opposed to the implementation of such initiatives at all. Anti-ESG sentiment has gained some momentum across the United States, with the federal government and several states having enacted or proposed "anti-ESG" executive orders, policies or legislation, or issued related legal opinions. The fact that different stakeholder groups may have divergent views on ESG matters increases the risk that any action or lack thereof with respect to such matters may be perceived negatively by at least some stakeholders and adversely impact our reputation and business.

Additionally, there is increased attention on matters of ESG by various regulatory authorities, including the SEC, and the expense and activities necessary to comply with certain regulations or standards, or to decommission prior initiatives in order to comply with new regulations or standards, may be significant. The regulations and criteria for assessing ESG practices are evolving, which could result in our undertaking costly initiatives and activities to meet any new regulations or criteria.

Third-party providers of ESG ratings and reports on companies have also increased in number, resulting in varied, and in some cases, inconsistent standards. Some investors use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to ESG are inadequate or objectionable.

If we are unsuccessful or perceived to be unsuccessful in the achievement of our ESG initiatives or goals, if we are criticized for the scope of our initiatives or goals, if we fail to meet the expectations of investors, customers, regulators, and other stakeholders, if our initiatives are not executed as planned, or we do not achieve our goals, our reputation and financial results could be adversely impacted.
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
•failure to complete construction and lease-up on schedule or within budget; and
•failure to rent the development at anticipated occupancy levels or at rent levels originally contemplated.

Changes in applicable laws, or noncompliance with applicable laws, could adversely affect our operations or expose us to liability: We must develop, construct and operate our communities in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord/tenant laws and other laws generally applicable to business operations. Noncompliance with applicable laws could expose us to liability. Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements and the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord/tenant laws, or (iii) other governmental rules and regulations or enforcement policies affecting the development, use and operation of our communities, including changes to building codes and fire and life-safety codes.

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
Scheduled debt payments and refinancing could adversely affect our financial condition: We are subject to the risks normally associated with debt financing, including without limitation current and future indebtedness in the form of secured and unsecured revolving credit facilities, term loan facilities and mortgages. These risks, including the following, may adversely affect our ability to make distributions or payments to our investors:
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
As of December 31, 2024, we had total outstanding indebtedness of $1.7 billion, comprised of $200 million of outstanding borrowings under the Term Loan and $152 million of outstanding borrowings under the Revolving Credit Facility and approximately $1.3 billion of mortgages, loans payable and other obligations. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.
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
Rising interest rates may adversely affect our cash flow: As of December 31, 2024, we have $200 million of outstanding borrowings under the Term Loan and $152 million of outstanding borrowings under the Revolving Credit Facility, and approximately $241.5 million of our mortgage indebtedness bears interest at variable rates, of which we have hedged $591.5 million. We may incur additional indebtedness in the future that bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.
Our degree of leverage could adversely affect our cash flow: We may fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facility), as well as from proceeds from property sales, follow-on equity offerings and undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness, proceeds from property sales or equity financing depending upon the economic conditions at the time of refinancing. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness.
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

Changes in market conditions could adversely affect the market price of the Company's common stock.

As with other publicly traded equity securities, the value of the Company's common stock depends on various market conditions, which may change from time to time. The market price of the Company's common stock could change in ways that may or may not be related to our business, the Company's industry or our operating performance and financial condition. Among the market conditions that may affect the value of the Company's common stock are the following:
• the general reputation of REITs and the attractiveness of the Company's equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
• our financial performance; and
• general stock and bond market conditions.
The market value of the Company's common stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, the Company's common stock may trade at prices that are higher or lower than its net asset value per share of common stock.
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
As of February 18, 2025, the General Partner owned approximately 91.5 percent of the Operating Partnership’s outstanding common partnership units. The consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) the Operating Partnership with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets. If the General Partner’s ownership interest in the Operating Partnership were to drop below 85 percent as the result of future issuances of partnership units, then the General Partner’s inability to take any of the foregoing actions without the consent of some of the limited partners could have a material adverse effect on the Company’s ability to complete any of those transactions and negatively impact the Company’s business and operations.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
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
Other tax liabilities: Even if the General Partner qualifies as a real estate investment trust under the IRS Code, it is subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state and local taxes. From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and amount of such increase. These actions could adversely affect our financial condition and results of operations. In addition, our taxable REIT subsidiaries will be subject to federal, state and local income tax for income received in connection with certain non-customary services performed for tenants and/or third parties.
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

The Company’s cybersecurity strategy is focused on detection, protection, incident response, security risk management and mitigation, and resiliency of the cybersecurity infrastructure. The Company has implemented or is in the process of continuously evaluating, testing and updating various information security processes, policies and protective technologies designed to identify, assess and manage material risks from cybersecurity threats to the Company’s critical computer networks, third-party hosted services, communications systems, hardware and software, and critical data, including confidential information that is proprietary, strategic or competitive in nature, as well as any personally identifiable information related to the Company’s residents’ and employees’ personal data.

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

The Company identifies and assesses risks from cybersecurity threats by monitoring and evaluating the cybersecurity threat environment and the Company’s risk profile. This multi-faceted approach to cybersecurity includes physical, administrative, and technical safeguards. During the year ended December 31, 2024, the Company utilized the National Institute of Standards and Technology (NIST) Cyber Security Framework (CSF), to assess and report to the Company’s executive management and Board of Directors on the current maturity of operational and procedural controls for securing and safeguarding the Company’s information technology assets. The Company will continue to utilize the NIST CSF to evaluate its cybersecurity controls. In addition to the NIST CSF, the Company also completed third-party technical testing of its information technology systems architecture.

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

Governance

The Company’s Audit Committee holds oversight responsibility over the cybersecurity strategy and risk management. The Audit Committee engages in regular discussions with executive management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. The Company prepares a quarterly report from the Chief Operating Officer and the CISO which includes updates on the Company’s current cybersecurity maturity, progress on the Company’s previously mentioned multi-year cybersecurity plan, strategy updates to combat changes in the threat landscape, education of employees and executive management on cybersecurity awareness, enhanced cybersecurity defenses, incident response programs and regulatory reporting obligations. The Audit Committee delivers a summary of these reports to the full Board of Directors on a quarterly basis. Furthermore, the Board of Directors receives a direct report from the CISO on no less than an annual basis, with interim reports provided when appropriate or necessary.

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

ITEM 2.    PROPERTIES
PROPERTY LIST
As of December 31, 2024, the Company's properties consisted of 22 multifamily rental properties (consolidated and unconsolidated), three parking/retail properties, and several developable land parcels. The properties are located in the Northeast and Washington D.C. The properties contain a total of 7,681 apartment units and approximately 56 thousand square feet of retail space.
Consolidated Properties

Multifamily Properties
Property	Location	Year Built	Apartment Units	% Occupied 12/31/24 (%)	2024 Average Revenue Per Home ($) (a)
NEW JERSEY WATERFRONT
Haus25	Jersey City, NJ	2022	750	96.0	4,892
Liberty Towers	Jersey City, NJ	2003	648	83.8	4,244
BLVD 401	Jersey City, NJ	2016	311	96.5	4,233
BLVD 425	Jersey City, NJ	2003	412	95.6	4,092
BLVD 475	Jersey City, NJ	2011	523	94.4	4,157
Soho Lofts	Jersey City, NJ	2017	377	95.8	4,805
RiverHouse 9 at Port Imperial	Weehawken, NJ	2021	313	94.9	4,356
RiverHouse 11 at Port Imperial	Weehawken, NJ	2018	295	96.3	4,376
Total New Jersey Waterfront Multifamily			3,629	93.5	4,426

MASSACHUSETTS
Portside at East Pier	East Boston, MA	2015	180	97.1	3,237
Portside 2 at East Pier	East Boston, MA	2018	296	93.8	3,399
145 Front at City Square	Worcester, MA	2018	365	93.4	2,514
The Emery at Overlook Ridge	Revere, MA	2020	326	92.6	2,809
Total Massachusetts Multifamily			1,167	93.9	2,932

OTHER
The Upton	Short Hills, NJ	2021	193	92.2	4,547
The James	Park Ridge, NJ	2021	240	95.8	3,114
Signature Place	Morris Plains, NJ	2018	197	95.4	3,220
Quarry Place at Tuckahoe	Eastchester, NY	2016	108	96.3	4,422
Total Other Multifamily			738	94.8	3,708

TOTAL MULTIFAMILY PROPERTIES			5,534	93.7	4,015

Retail/Garage Properties
Property	Location	Year Built	Rentable Sq. Ft.	% Leased 12/31/24 (%) (b)	2024 Total Rental Revenue ($000’s) (c)
Port Imperial South - Garage	Weehawken, NJ	2013	(d)	n/a	3,659
Port Imperial South - Retail	Weehawken, NJ	2013	18,064	92.0	745
Port Imperial North - Garage	Weehawken, NJ	2016	(d)	n/a	1,069
Port Imperial North - Retail	Weehawken, NJ	2016	8,400	100.0	102
Riverwalk at Port Imperial	West New York, NJ	2008	29,923	80.0	1,149
TOTAL RETAIL/GARAGE PROPERTIES			56,387	86.8	6,724

Developable Land
Property	Location	Ownership Percentage	Potential Units
NEW JERSEY WATERFRONT
Plaza 8	Jersey City, NJ	100%	680
Plaza 9	Jersey City, NJ	100%	597
PI South - Building 2	Weehawken, NJ	50%	245
Total New Jersey Waterfront Developable Land			1,522

MASSACHUSETTS
Overlook Site 15	Revere, MA	100%	310
Overlook Site 1 (Retail)	Revere, MA	100%	(d)
Overlook Site 13	Malden, MA	100%	307
Overlook Site 14 (Retail)	Malden, MA	100%	(e)
Overlook Site 14	Malden, MA	100%	120
Total Massachusetts Developable Land			737

OTHER
Wall Land	Wall Township, NJ	100%	228
Short Hills (Hotel)	Short Hills, NJ	100%	160 keys
1633 Littleton (Office)	Parsippany, NJ	100%	(f)
65 Livingston	Roseland, NJ	100%	252
1 Water Street	White Plains, NY	100%	299
Total Other Developable Land			939

TOTAL DEVELOPABLE LAND			3,198
Unconsolidated Joint Venture Properties

Unconsolidated Joint Ventures - Multifamily Properties
Property	Location	Year Built	Ownership Percentage	Apartment Units	% Occupied 12/31/24 (%)	2024 Average Revenue Per Home ($) (a)
NEW JERSEY WATERFRONT
Urby Harborside	Jersey City, NJ	2017	85.00%	762	94.4	4,135
RiverTrace	West New York, NJ	2014	22.50%	316	94.0	3,812
Capstone	West New York, NJ	2021	40.00%	360	95.3	4,451
Total New Jersey Waterfront Multifamily Properties				1,438	94.5	4,143

OTHER
Riverpark at Harrison	Harrison, NJ	2014	45.00%	141	95.0	2,907
Metropolitan at 40 Park	Morristown, NJ	2010	25.00%	130	93.8	3,722
Station House	Washington, DC	2015	50.00%	378	91.5	2,933
Total Other Multifamily Properties				649	92.8	3,085

TOTAL MULTIFAMILY PROPERTIES				2,087	94.0	3,814

Unconsolidated Joint Ventures - Developable Land
Property	Location	Ownership Percentage	Potential Units
PI North - Land	West New York, NJ	20.00%	829
TOTAL DEVELOPABLE LAND			829
(a)Average Revenue per Home is calculated as total apartment revenue for the year divided by the average percent occupied for the year, divided by the number of apartments.

(b)Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future.
(c)Total Rental Revenue for the year ended December 31, 2024 is calculated by adding base rents, escalations and recoveries from tenants, and parking income.
(d)Port Imperial South - Garage and Port Imperial North - Garage include approximately 850 and 686 parking spaces, respectively.
(e)The Company has an additional 34,375 square feet of potential retail space within land developments that is not represented in this table.
(f)Property is approved for office zoning consisting of 5.19 acres.
OCCUPANCY
The following table sets forth the year-end occupancy of the Company’s Consolidated Multifamily Portfolio for the last five years:

December 31,	Percent Occupied (%)
2024	93.7
2023	94.8
2022	94.4
2021	96.4
2020	85.4

MARKET DIVERSIFICATION
The following table lists the Company’s markets, based on annualized contractual base rent of the Company's Consolidated Multifamily Portfolio:

Market	Annualized Base Rental Revenue ($ in thousands) (a) (b)	Percentage Of Annualized Base Rental Revenue (%)
New Jersey Waterfront	176,514	72.2
Massachusetts	38,664	15.8
Other	29,303	12.0
Totals	244,481	100.0
(a)Annualized base rental revenue is based on annualizing actual December 2024 billings. For leases whose rent commences after January 1, 2025, annualized base rental revenue is based on the first full month’s billing. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The shares of the General Partner's common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “VRE.” There is no established public trading market for the Operating Partnership's common units.
On July 3, 2024, the General Partner filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the General Partner was in compliance with all of the listing standards of the NYSE.

GRAPH
The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”). The graph assumes that the value of the investment in the General Partner's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2019 and that all dividends were reinvested. The price of the General Partner's Common Stock on December 31, 2019 (on which the graph is based) was $23.13. The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

300
200
100
0
2019
2020
2021
2022
2023
2024
S&P 500
NAREIT
Veris

DIVIDENDS AND DISTRIBUTIONS
The Board of Directors considers a variety of factors when setting the Company's dividends including the Company’s earnings, income tax projections, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

Additional details of recent dividends declared are described in Note 2: Significant Accounting Policies – Dividends and Distributions Payable - to the Consolidated Financial Statements.
HOLDERS
On February 18, 2025, the General Partner had 190 common shareholders of record (this does not include beneficial owners for whom Cede & Co. or others act as nominee) and the Operating Partnership had 65 owners of limited partnership units and one owner of General Partnership Units.
RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES
(a)    COMMON STOCK
During the three months ended December 31, 2024, the Company issued 11,123 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act..

(b)    Not applicable

(c)    Not applicable
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
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2: Significant Accounting Policies – to the Financial Statements. Certain of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Impairment
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s rental properties held for use may be impaired. A property’s value is considered impaired when the expected undiscounted cash flows for a property are less than its carrying value. If there are different potential outcomes for a property, the Company will take a probability weighted approach to estimating future cash flows. To the extent impairment has occurred, the impairment loss is measured as the excess of the carrying value of the property over the estimated fair value of the property. Estimated fair values, which are based on discounted cash flow models, include all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates. In addition, such cash flow models consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.

The Company generally considers assets (as identified by their disposal groups) to be held for sale when the transaction has received appropriate corporate authority, it is probable that the disposition will occur within one year and there are no significant contingencies relating to a sale. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value. If the fair value of the assets, less estimated costs to sell, is less than the carrying value of the assets, an adjustment to the carrying value would be recognized and recorded within the Unrealized gains (losses) on disposition of rental property to reflect the estimated fair value of the assets. The Company will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

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

Results From Operations: Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Years Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2024	2023
Revenue from rental operations and other:
Revenue from leases	$245,690	$235,117	$10,573	4.5%
Parking income	15,463	15,498	(35)	(0.2)
Other income	6,583	5,812	771	13.3
Total revenues from rental operations	267,736	256,427	11,309	4.4

Property expenses:
Real estate taxes	37,424	34,687	2,737	7.9
Utilities	8,151	7,700	451	5.9
Operating services	48,239	50,769	(2,530)	(5.0)
Total property expenses	93,814	93,156	658	0.7

Non-property revenues:
Management fees	3,338	3,868	(530)	(13.7)
Total non-property revenues	3,338	3,868	(530)	(13.7)

Non-property expenses:
Property management	17,247	14,188	3,059	21.6
General and administrative	39,059	44,443	(5,384)	(12.1)
Transaction-related costs	1,565	7,627	(6,062)	(79.5)
Depreciation and amortization	82,774	86,235	(3,461)	(4.0)
Land and other impairments, net	2,619	9,324	(6,705)	(71.9)
Total non-property expenses	143,264	161,817	(18,553)	(11.5)
Operating income (loss)	33,996	5,322	28,674	538.8
Other (expense) income:
Interest expense	(87,976)	(89,355)	1,379	(1.5)
Interest cost of mandatorily redeemable noncontrolling interests	—	(49,782)	49,782	(100.0)
Interest and other investment income (loss)	2,366	5,515	(3,149)	(57.1)
Equity in earnings (loss) of unconsolidated joint ventures	3,934	3,102	832	26.8
Gain (loss) on disposition of developable land	11,515	7,068	4,447	62.9
Gain (loss) on sale from unconsolidated joint ventures	6,946	—	6,946	100.0
Gain (loss) from extinguishment of debt, net	(777)	(5,606)	4,829	(86.1)
Other income (loss), net	(701)	2,871	(3,572)	(124.4)
Total other (expense) income	(64,693)	(126,187)	61,494	(48.7)
Income (loss) from continuing operations before income tax expenses	(30,697)	(120,865)	90,168	(74.6)
Provision for income taxes	(276)	(492)	216	(43.9)
Income (loss) from continuing operations after income tax	(30,973)	(121,357)	90,384	(74.5)
Discontinued operations:
Income (Loss) from discontinued operations	862	(32,686)	33,548	(102.6)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	3,447	41,682	(38,235)	(91.7)
Total discontinued operations	4,309	8,996	(4,687)	(52.1)
Net income (loss)	$(26,664)	$(112,361)	$85,697	(76.3)%

Revenue from leases. Revenue from leases increased $10.6 million, or 4.5 percent, for 2024 as compared to 2023, due primarily to an increase in market rental rates.
Other income. Other income increased $0.8 million, or 13.3 percent for 2024 as compared to 2023 due primarily to lease termination fees.
Real estate taxes. Real estate taxes increased $2.7 million, or 7.9 percent, for 2024 as compared to 2023 due primarily to prior period tax appeal refunds received in 2023, increased PILOT taxes based upon higher revenues in 2024, and the accrual of an estimated liability related to reverse real estate tax appeals recorded in 2024.
Utilities. Utilities increased $0.5 million, or 5.9 percent, for 2024 as compared to 2023 due primarily to higher electric usage.
Operating services. Operating services decreased $2.5 million, or 5.0 percent for 2024 as compared to 2023 due primarily to reduced insurance renewal rates in 2024, non-recurring legal expenses recognized and the stock-based compensation expenses adjustment of $0.6 million recorded in 2023.
Management fees. Management fee revenue, which is primarily related to management fees and reimbursement of property personnel costs from the Company's third party/joint ventures management businesses, decreased $0.5 million, or 13.7 percent for 2024 as compared to 2023 due primarily to a reduction in reimbursement of personnel costs due to property sales in 2024.
Property management. Property management expenses include off-site expenses associated with the self-management of the Company's properties as well as administrative and personnel expenses for the Company's third-party/joint venture management businesses. Property management expenses increased $3.1 million, or 21.6 percent, for 2024 as compared to 2023, due primarily to satisfaction of stay-on award conditions in 2024. See Note 12: Commitments and Contingencies to the Financial Statements.
General and administrative. General and administrative expenses decreased $5.4 million, or 12.1 percent, for 2024 compared to 2023 due to higher stock compensation expenses in 2023, and higher severance and related costs in 2023, partially offset by compensation costs incurred as a result of the satisfaction of stay-on award conditions in 2024. See Note 12: Commitments and Contingencies to the Financial Statements.
Transaction-related costs. Transaction costs decreased $6.1 million, or 79.5 percent. In 2023, the Company recorded transaction-related costs primarily associated with the purchase of the Rockpoint interest. In 2024, the Company recorded transaction-related costs primarily related to the sale of the former Office Portfolio and the withdrawal of its public offering of common stock.
Depreciation and amortization. Depreciation and amortization decreased $3.5 million, or 4.0 percent, for 2024 as compared to 2023, primarily due to lease intangibles acquired in 2022 that were fully amortized prior to 2024.
Land and other impairments, net. In 2024 and 2023, the Company recorded net $2.6 million and $9.3 million of impairment charges on developable land parcels, respectively.
Interest expense. Interest expense decreased $1.4 million, or 1.5 percent, for 2024 as compared to 2023. The decrease is primarily due to lower interest expense as a result of the payoff of various mortgage loans in 2024, partially offset by interest expense incurred on the 2024 Credit Facility.
Interest cost of mandatorily redeemable noncontrolling interests. During 2023, the Company recognized $49.8 million in interest cost of mandatorily redeemable noncontrolling interests related to the Company's redemption of Rockpoint's interests.
Interest and other investment income (loss). Interest and other investment income decreased $3.1 million, or 57.1 percent, for 2024 compared to 2023, primarily related to interest income earned on higher cash balances from sales proceeds received in 2023.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.8 million or 26.8 percent, for 2024 as compared to 2023, due primarily to the improved operating performance of its unconsolidated joint ventures as a result of higher rental rates, and distributions recorded as equity in earnings.

Gain (loss) on disposition of developable land. In 2024, the Company recognized a gain of $11.5 million on the sale of several developable land parcels throughout New Jersey. In 2023, the Company recorded a gain of $7.1 million on the sale of a developable land parcel in Parsippany-Troy Hills, New Jersey, as well as reversals of estimated accrued expenses from previously sold developable land holdings. See Note 3: Investments in Rental Property – Dispositions of Rental Properties and Developable Land – to the Financial Statements.
Gain (loss) on sale from unconsolidated joint ventures. In January 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million. In October 2024, the Company's joint venture sold the Shops at 40 Park retail property for $15.7 million and the Company recorded a loss on the sale of its interest of approximately $0.2 million. See Note 3: Investments in Rental Property – Dispositions of Unconsolidated Joint Venture - to the Financial Statements.
Gain (loss) from extinguishment of debt, net. During 2024, the Company wrote off unamortized deferred financing costs of $0.8 million relating to the early payoff of the Soho Lofts and 145 Front Street mortgage loans. In 2023, the Company wrote off $5.6 million of unamortized deferred financing costs related to the termination of the 2021 Credit Facility, repayment of the 2023 Term Loan, and refinancing of the Haus25 mortgage loan.
Other income (expense), net. In 2024, the Company accrued legal costs associated with reverse real estate tax appeals, insurance claim deductibles, partially offset by proceeds received from a litigation settlement. In 2023, the Company received insurance proceeds of $2.9 million.
Discontinued operations. The Company recognized income from discontinued operations of $0.9 million in 2024 and loss from discontinued operations of $32.7 million in 2023. In 2024 and 2023, the Company recognized realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net, of $3.4 million and $41.7 million, respectively, on these properties. See Note 7: Discontinued Operations to the Financial Statements for additional details.

Results From Operations: Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.

Liquidity and Capital Resources
Overview
Liquidity is a measurement of the Company's ability to meet cash requirements, including ongoing commitments to repay borrowings, pay dividends, fund acquisitions of real estate assets and other general business needs. In addition to cash on hand, the primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) borrowings under the revolving credit facility; (ii) proceeds from sales of real estate; and (iii) cash flow from operations. The Company believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
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
Cash Flows
Cash, cash equivalents and restricted cash decreased by $30.3 million to $24.3 million at December 31, 2024, compared to $54.6 million at December 31, 2023. This decrease is comprised of the following net cash flow items:
(1)$52.3 million provided by operating activities.
(2)$162.1 million provided by investing activities, consisting primarily of the following:
(a)$89.0 million received from proceeds of the sales of rental property in continuing operations;
(b)$79.1 million received from proceeds of rental properties included in discontinued operations;
(c)$12.4 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures;
(d)$6.1 million received from proceeds from the sale of investments in unconsolidated joint ventures;
(e)$18.4 million used for additions to rental property and improvements and other costs; and
(f)$6.1 million used for the development of rental property and other related costs.
(3)$244.6 million used in financing activities, consisting primarily of the following:
(a)$535.0 million used for repayments of mortgages, loans payable and other obligations;
(b)$24.1 million used for payments of common dividends and distributions;
(c)$22.0 million used for repayments of revolving credit facility;
(d)$17.3 million used for payments of financing and derivative premium costs;
(e)$15.7 million used for the redemption of redeemable noncontrolling interests;
(f)$4.0 million used for other financing actives;
(g)$2.1 million used for distributions to noncontrolling interests;
(h)$0.5 million used for distributions to redeemable noncontrolling interests;
(i)$200.0 million received from borrowings from the term loan;
(j)$174.0 million received from borrowings from the revolving credit facility; and
(k)$1.8 million received from share issuance proceeds, net.

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
The Board of Directors considers a variety of factors when setting the Company's dividends including the Company’s earnings, income tax projections, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, economic conditions and other factors.

The General Partner, as of the taxable year ended December 31, 2023, the most recent year for which tax returns have been filed, has net operating losses of $240.0 million.
Dividends declared (on a per share basis) for the year ended December 31, 2024 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2024	April 3, 2024	April 16, 2024	$0.0525
May 6, 2024	July 3, 2024	July 16, 2024	$0.0600
August 5, 2024	September 30, 2024	October 16, 2024	$0.0700
November 13, 2024	December 31, 2024	January 10, 2025	$0.0800
Debt Financing
Debt Strategy
The Company has historically utilized a combination of corporate and property level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property level indebtedness on or before the applicable maturity dates.
Debt Summary
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2024:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a)	$1,683,966	99.88%	5.05%	2.76
Unhedged portion of Revolving Credit Facility	2,000	0.12%	7.08%	2.31

Totals/Weighted Average:	$1,685,966	100.00%	5.05%	2.76
Unamortized deferred financing costs (b)	(13,653)
Total Debt, Net	$1,672,313
(a)Includes debt with interest rate caps outstanding with a notional amount of $591.5 million.
(b)Excludes $4.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of December 31, 2024.

Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2024 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments
2025	$9,419	$—	$9,419	3.68%
2026	7,879	467,904	475,783	4.65%
2027	5,326	657,318	662,644	5.11%
2028	2,396	343,061	345,457	6.03%
2029	2,289	127,792	130,081	4.58%
Thereafter	1,770	60,812	62,582	3.21%
Sub-total	29,079	1,656,887	1,685,966	5.05%
Unamortized deferred financing costs (a)	(13,653)	—	(13,653)
Totals/Weighted Average	$15,426	$1,656,887	$1,672,313	5.05%
(a)Excludes $4.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of December 31, 2024.
Unencumbered Properties
As of December 31, 2024, the Company had two unencumbered properties, with a carrying value of $33.4 million.
Equity Financing and Registration Statements
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $100 million of shares of common stock have been allocated for sale pursuant to the Company's ATM Program commenced in November 2023 and 133,759 shares have been sold, for gross proceeds of $2.1 million, as of December 31, 2024.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of December 31, 2024.
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
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company may agree to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of December 31, 2024, there was no outstanding balance of such debt that was guaranteed by the Company.
The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Consolidated Financial Statements.
Funds from Operations
Funds from operations (“FFO”) (available to common stock and unit holders) is defined as net income (loss) before noncontrolling interests in Operating Partnership, computed in accordance with generally accepted accounting principles "GAAP", excluding gains or losses from depreciable rental property transactions (including both acquisitions and dispositions), and impairments related to depreciable rental property, plus real estate-related depreciation and amortization. The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from property transactions and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) available to common shareholders	$(23,120)	$(107,265)	$(52,066)
Add (deduct):
Noncontrolling interests in Operating Partnership	(2,531)	(11,174)	(5,688)
Noncontrolling interests in discontinued operations	371	779	414
Real estate-related depreciation and amortization on continuing operations (a)	92,164	95,695	87,572
Real estate-related depreciation and amortization on discontinued operations	635	12,689	33,901
Property impairments on discontinued operations	—	32,516	94,811
Continuing operations: (Gain) loss on sale from unconsolidated joint ventures	(6,946)	—	—
Discontinued operations: (Gain) loss on sale from unconsolidated joint ventures	—	—	(7,677)
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(1,548)	(2,411)	(61,676)
Funds from operations available to common stock and Operating Partnership unitholders (b) (c)	$59,025	$20,829	$89,591
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests, of $10.2 million, $10.3 million and $10.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Excludes non-real estate-related depreciation and amortization of $0.8 million, $1.0 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Net loss available to common shareholders in 2024, 2023 and 2022 included $2.6 million, $9.3 million and $9.4 million, respectively, of land impairment charges and $13.4 million, $46.3 million and $57.3 million, respectively, from a gain on disposition of developable land, which are included in the calculation to arrive at funds from operations as such gains and charges relate to non-depreciable assets.
(c)Includes $49.8 million of interest cost related to the mandatorily redeemable noncontrolling interests for the year ended December 31, 2023.
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
As of December 31, 2024, the Company's indebtedness with an aggregate principal balance of $1.7 billion had an estimated aggregate fair value of $1.6 billion.
Changes in interest rates, impact the fair value of the Company's fixed rate debt instruments, computed using current market yields. Approximately $1.1 billion of the Company’s long-term debt as of December 31, 2024 bears interest at fixed rates with a weighted average coupon of 4.62% and therefore the fair value of these instruments is affected by changes in market interest rates. If market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of December 31, 2024 would be approximately $29.8 million lower or higher, respectively.
The effective interest rates on the Company’s $591.5 million variable rate debt hedged by interest-rate caps, as of December 31, 2024 ranged from SOFR plus 141 basis points to SOFR plus 275 basis points. Additionally, the effective interest rate on the Company’s $2.0 million variable rate debt, which is not hedged by interest-rate caps, as of December 31, 2024 was SOFR plus 272 basis points. Assuming interest-rate caps are not in effect as of December 31, 2024, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $5.9 million annually.
The following table summarizes the principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates.

December 31, 2024
Debt, including current portion ($ in thousands)	2025	2026	2027	2028	2029	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility	$9,419	$475,783	$660,644	$345,457	$130,081	$62,582	$1,683,966	$(13,653)	$1,670,313	$1,644,445
Weighted Average Interest Rate	3.68%	4.65%	5.10%	6.03%	4.58%	3.21%			5.05%
Unhedged portion of Revolving Credit Facility	$—	$—	$2,000	$—	$—	$—	$2,000	$—	$2,000	$2,000
Weighted Average Interest Rate			7.08%						7.08%
(a)    Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net, as of December 31, 2024.
(b)     Excludes $4.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of December 31, 2024.

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
The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2024 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the General Partner’s internal control over financial reporting was effective as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
The General Partner’s management has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 11, 2025, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 11, 2025, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 11, 2025, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 11, 2025, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 11, 2025, and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1.All Financial Statements
Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
(a) 2.Financial Statement Schedules
(i)Veris Residential, Inc. and Veris Residential, L.P.:
Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2024 with reconciliations for the years ended December 31, 2024, 2023 and 2022.
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
Not Applicable

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Veris Residential, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veris Residential, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Assessment of Indicators of Impairment for Rental Property Held for Use, Net

As described in Note 2 to the consolidated financial statements, the Company’s rental property held for use, net was $2.8 billion as of December 31, 2024. On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s rental properties held for use may be impaired.

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
February 24, 2025

We have served as the Company’s auditor since 1994.

.

Report of Independent Registered Public Accounting Firm

To the Partners of Veris Residential, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veris Residential, L.P. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Assessment of Indicators of Impairment for Rental Property Held for Use, Net

As described in Note 2 to the consolidated financial statements, the Company’s rental property held for use, net was $2.8 billion as of December 31, 2024. On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s rental properties held for use may be impaired.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2025

We have served as the Company’s auditor since 1998.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

ASSETS	December 31, 2024	December 31, 2023
Rental property
Land and leasehold interests	$458,946	$474,499
Buildings and improvements	2,634,321	2,782,468
Tenant improvements	14,784	30,908
Furniture, fixtures and equipment	112,201	103,613
	3,220,252	3,391,488
Less – accumulated depreciation and amortization	(432,531)	(443,781)
	2,787,721	2,947,707
Real estate held for sale, net	7,291	58,608
Net investment in rental property	2,795,012	3,006,315
Cash and cash equivalents	7,251	28,007
Restricted cash	17,059	26,572
Investments in unconsolidated joint ventures	111,301	117,954
Unbilled rents receivable, net	2,253	5,500
Deferred charges and other assets, net	48,476	53,956
Accounts receivable	1,375	2,742

Total assets	$2,982,727	$3,241,046

LIABILITIES AND EQUITY
Revolving credit facility and term loans	$348,839	$—
Mortgages, loans payable and other obligations, net	1,323,474	1,853,897
Dividends and distributions payable	8,533	5,540
Accounts payable, accrued expenses and other liabilities	42,744	55,492
Rents received in advance and security deposits	11,512	14,985
Accrued interest payable	5,262	6,580
Total liabilities	1,740,364	1,936,494
Commitments and contingencies
Redeemable noncontrolling interests	9,294	24,999
Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
92,912,253 and 92,229,424 shares outstanding	929	922
Additional paid-in capital	2,564,495	2,553,060
Dividends in excess of net earnings	(1,466,187)	(1,418,312)
Accumulated other comprehensive income (loss)	154	1,808
Total Veris Residential, Inc. stockholders’ equity	1,099,391	1,137,478
Noncontrolling interests in subsidiaries:
Operating Partnership	102,588	107,206
Consolidated joint ventures	31,090	34,869
Total noncontrolling interests in subsidiaries	133,678	142,075
Total equity	1,233,069	1,279,553

Total liabilities and equity	$2,982,727	$3,241,046
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2024	2023	2022
Revenue from leases	$245,690	$235,117	$188,180
Management fees	3,338	3,868	3,581
Parking income	15,463	15,498	13,558
Other income	6,583	5,812	8,036
Total revenues	271,074	260,295	213,355

EXPENSES
Real estate taxes	37,424	34,687	33,995
Utilities	8,151	7,700	7,018
Operating services	48,239	50,769	47,200
Property management	17,247	14,188	10,549
General and administrative	39,059	44,443	55,919
Transaction-related costs	1,565	7,627	3,468
Depreciation and amortization	82,774	86,235	77,903
Land and other impairments, net	2,619	9,324	9,368
Total expenses	237,078	254,973	245,420

OTHER (EXPENSE) INCOME
Interest expense	(87,976)	(89,355)	(66,381)
Interest cost of mandatorily redeemable noncontrolling interests	—	(49,782)	—
Interest and other investment income	2,366	5,515	729
Equity in earnings (loss) of unconsolidated joint ventures	3,934	3,102	1,200
Gain (loss) on disposition of developable land	11,515	7,068	57,262
Gain (loss) on sale of unconsolidated joint venture interests	6,946	—	—
Gain (loss) from extinguishment of debt, net	(777)	(5,606)	(129)
Other income (expense), net	(701)	2,871	—
Total other income (expense), net	(64,693)	(126,187)	(7,319)

Income (loss) from continuing operations before income tax expense	(30,697)	(120,865)	(39,384)
Provision for income taxes	(276)	(492)	—
Income (loss) from continuing operations after income tax expense	(30,973)	(121,357)	(39,384)

Discontinued operations:
Income (loss) from discontinued operations	862	(32,686)	(64,854)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	3,447	41,682	69,353
Total discontinued operations, net	4,309	8,996	4,499

Net income (loss)	(26,664)	(112,361)	(34,885)
Noncontrolling interests in consolidated joint ventures	1,924	2,319	3,079
Noncontrolling interests in Operating Partnership of loss (income) from continuing operations	2,531	11,174	5,688
Noncontrolling interests in Operating Partnership in discontinued operations	(371)	(779)	(414)
Redeemable noncontrolling interests	(540)	(7,618)	(25,534)
Net income (loss) available to common shareholders	$(23,120)	$(107,265)	$(52,066)

Basic earnings per common share:
Income (loss) from continuing operations	$(0.29)	$(1.31)	$(0.68)
Discontinued operations	0.04	0.09	0.05
Net income (loss) available to common shareholders	$(0.25)	$(1.22)	$(0.63)
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.29)	$(1.31)	$(0.68)
Discontinued operations	0.04	0.09	0.05
Net income (loss) available to common shareholders	$(0.25)	$(1.22)	$(0.63)
Basic weighted average shares outstanding	92,695	91,883	91,046

Diluted weighted average shares outstanding	101,381	100,812	100,265
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Year Ended December 31,
	2024	2023	2022

Net income (loss)	$(26,664)	$(112,361)	$(34,885)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate caps	(1,809)	(2,375)	4,366
Comprehensive income (loss)	$(28,473)	$(114,736)	$(30,519)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	1,924	2,319	3,079
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(540)	(7,618)	(25,534)
Comprehensive loss (income) attributable to noncontrolling interests in Operating Partnership	2,315	10,601	4,876
Comprehensive income (loss) attributable to common shareholders	$(24,774)	$(109,434)	$(48,098)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares	Par Value
Balance at January 1, 2022	90,948	$909	$2,530,383	$(1,249,319)	$9	$167,436	$1,449,418
Net income (loss)	—	—	—	(52,066)	—	17,181	(34,885)
Common unit distributions	—	—	—	—	—	218	218
Redeemable noncontrolling interests	—	—	(5,475)	—	—	(26,082)	(31,557)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	239	239
Redemption of common units for common stock	12	—	161	—	—	(161)	—
Redemption of common units	—	—	—	—	—	(1,826)	(1,826)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	23	—	—	—	23
Directors' deferred compensation plan	—	—	440	—	—	—	440
Stock compensation	231	2	9,926	—	—	3,839	13,767
Cancellation of restricted shares	(51)	—	(866)	—	—	—	(866)
Other comprehensive income (loss)	—	—	—	—	3,968	398	4,366
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(2,410)	—	—	2,410	—
Balance at December 31, 2022	91,142	$911	$2,532,182	$(1,301,385)	$3,977	$163,652	$1,399,337
Net income (loss)	—	—	—	(107,265)	—	(5,096)	(112,361)
Shares issued under ATM Program, net	—	—	(540)	—	—	—	(540)
Common stock dividends	—	—	—	(9,662)	—	—	(9,662)
Common unit distributions	—	—	—	—	—	(891)	(891)
Redeemable noncontrolling interests	—	—	(4,516)	—	—	(8,079)	(12,595)
Change in noncontrolling interests in consolidated joint ventures	—	—	(530)	—	—	(355)	(885)
Redemption of common units for common stock	821	8	11,363	—	—	(11,371)	—
Redemption of common units	—	—	—	—	—	(142)	(142)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	21	—	394	—	—	—	394
Stock compensation	284	3	19,386	—	—	487	19,876
Cancellation of restricted shares	(39)	—	(607)	—	—	—	(607)
Other comprehensive income (loss)	—	—	—	—	(2,169)	(206)	(2,375)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(4,076)	—		4,076	—
Balance at December 31, 2023	92,229	$922	$2,553,060	$(1,418,312)	$1,808	$142,075	$1,279,553
Net income (loss)	—	—	—	(23,120)	—	(3,544)	(26,664)
Shares issued under ATM Program, net	134	1	1,764	—	—	—	1,765
Common stock dividends	—	—	—	(24,755)	—	—	(24,755)
Common unit distributions	—	—	—	—	—	(2,290)	(2,290)
Redeemable noncontrolling interests	—	—	—	—	—	(540)	(540)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(1,852)	(1,852)
Redemption of common units for common stock	22	—	268	—	—	(268)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	11	—	—	—	11
Directors' deferred compensation plan	—	—	394	—	—	—	394
Stock compensation	794	8	13,251	—	—	—	13,259
Cancellation of restricted shares	(267)	(2)	(4,001)	—	—	—	(4,003)
Other comprehensive income (loss)	—	—	—	—	(1,654)	(155)	(1,809)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(252)	—	—	252	—
Balance at December 31, 2024	92,912	$929	$2,564,495	$(1,466,187)	$154	$133,678	$1,233,069
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023	2022
Net income (loss)	$(26,664)	$(112,361)	$(34,885)
Net loss (income) from discontinued operations	(4,309)	(8,996)	(4,499)
Net income (loss) from continuing operations	(30,973)	(121,357)	(39,384)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	82,744	86,156	77,860
Amortization of directors deferred compensation stock units	394	394	440
Amortization of stock compensation	13,171	19,876	13,767
Amortization of deferred financing costs and derivative premiums	10,587	4,416	4,394
Equity in (earnings) loss of unconsolidated joint ventures	(3,934)	(3,102)	(1,200)
Distributions of cumulative earnings from unconsolidated joint ventures	—	—	13
(Gain) loss on disposition of developable land	(11,515)	(7,068)	(57,262)
Land and other impairments, net	2,619	9,324	9,368
(Gain) loss from sale of investment in unconsolidated joint venture	(6,946)	—	—
(Gain) loss from extinguishment of debt	777	5,606	129
Gain on insurance proceeds	—	(2,871)	—
Interest cost of mandatorily redeemable noncontrolling interests	—	49,782	—
Changes in operating assets and liabilities:
Decrease (Increase) in unbilled rents receivable, net	(695)	1,755	3,078
Decrease (Increase) in deferred charges and other assets	5,030	3,075	(4,695)
Decrease (Increase) in accounts receivable, net	165	(62)	(36)
(Decrease) Increase in accounts payable, accrued expenses and other liabilities	(5,487)	(4,114)	1,921
(Decrease) Increase in rents received in advance and security deposits	(326)	633	3,131
(Decrease) Increase in accrued interest payable	(1,318)	42	2,152
Net cash flows provided by (used in) operating activities - continuing operations	54,293	42,485	13,676
Net cash flows provided by (used in) operating activities - discontinued operations	(1,965)	3,055	52,778
Net cash provided by (used in) operating activities	$52,328	$45,540	$66,454

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$—	$—	$(130,500)
Rental property additions and improvements	(18,369)	(12,400)	(16,619)
Development of rental property and other related costs	(6,143)	(8,395)	(45,817)
Proceeds from the sales of rental property and developable land	88,962	23,035	153,015
Proceeds from the sale of investments in unconsolidated joint ventures	6,095	—	—
Repayment of notes receivable	32	1,303	2,926
Investment in unconsolidated joint ventures	(276)	(762)	(162)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	12,419	12,068	13,132
Proceeds from insurance settlements	—	3,812	—
Other investing activities	250	1,030	—
Net cash provided by (used in) investing activities - continuing operations	82,970	19,691	(24,025)
Net cash provided by (used in) investing activities - discontinued operations	79,081	559,959	244,113

Net cash provided by (used in) investing activities	$162,051	$579,650	$220,088

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$174,000	$81,000	$102,000
Repayment of revolving credit facility	(22,000)	(81,000)	(250,000)
Borrowings from term loans	200,000	115,000	—
Repayment of term loans	—	(115,000)	—
Proceeds from mortgages and loans payable	—	399,561	154,720
Repayment of mortgages, loans payable and other obligations	(535,017)	(442,066)	(245,522)
Redemption of redeemable noncontrolling interests, net	(15,700)	(535,488)	(12,000)
Payment of early debt extinguishment costs	—	(255)	(5,140)
Common unit redemptions	—	(142)	(2,692)
Payment of financing costs and derivative premiums, net	(17,255)	(16,158)	(6,037)
Contributions from noncontrolling interests	203	84	24
Distributions to noncontrolling interests	(2,055)	(409)	—
Distributions to redeemable noncontrolling interests	(545)	(17,121)	(25,640)
Payment of common dividends and distributions	(24,052)	(5,123)	(61)
Share issuance proceeds (costs), net	1,765	(540)	—
Other financing activities	(3,992)	(603)	—
Net cash provided by (used in) financing activities	$(244,648)	$(618,260)	$(290,348)

Net increase (decrease) in cash and cash equivalents	$(30,269)	$6,930	$(3,806)
Cash, cash equivalents and restricted cash, beginning of period (1)	54,579	47,649	51,455
Cash, cash equivalents and restricted cash, end of period (2)	$24,310	$54,579	$47,649
(1)Includes Restricted Cash of $26,572, $20,867 and $19,701 as of December 31, 2023, 2022 and 2021, respectively.
(2)Includes Restricted Cash of $17,059, $26,572 and $20,867 as of December 31, 2024, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

ASSETS	December 31, 2024	December 31, 2023
Rental property
Land and leasehold interests	$458,946	$474,499
Buildings and improvements	2,634,321	2,782,468
Tenant improvements	14,784	30,908
Furniture, fixtures and equipment	112,201	103,613
	3,220,252	3,391,488
Less – accumulated depreciation and amortization	(432,531)	(443,781)
	2,787,721	2,947,707
Real estate held for sale, net	7,291	58,608
Net investment in rental property	2,795,012	3,006,315
Cash and cash equivalents	7,251	28,007
Restricted cash	17,059	26,572
Investments in unconsolidated joint ventures	111,301	117,954
Unbilled rents receivable, net	2,253	5,500
Deferred charges and other assets, net	48,476	53,956
Accounts receivable	1,375	2,742

Total assets	$2,982,727	$3,241,046

LIABILITIES AND EQUITY
Revolving credit facility and term loans	$348,839	$—
Mortgages, loans payable and other obligations, net	1,323,474	1,853,897
Dividends payable	8,533	5,540
Accounts payable, accrued expenses and other liabilities	42,744	55,492
Rents received in advance and security deposits	11,512	14,985
Accrued interest payable	5,262	6,580
Total liabilities	1,740,364	1,936,494
Commitments and contingencies
Redeemable noncontrolling interests	9,294	24,999
Partners’ Capital:
General Partner, 92,912,253 and 92,229,424 common units outstanding	1,035,795	1,071,973
Limited partners, 8,672,247 and 8,692,561 common units/LTIPs outstanding	166,030	170,903
Accumulated other comprehensive income (loss)	154	1,808
Total Veris Residential, L.P. partners’ capital	1,201,979	1,244,684

Noncontrolling interests in consolidated joint ventures	31,090	34,869

Total equity	1,233,069	1,279,553

Total liabilities and equity	$2,982,727	$3,241,046
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2024	2023	2022
Revenue from leases	$245,690	$235,117	$188,180
Management fees	3,338	3,868	3,581
Parking income	15,463	15,498	13,558
Other income	6,583	5,812	8,036
Total revenues	271,074	260,295	213,355

EXPENSES
Real estate taxes	37,424	34,687	33,995
Utilities	8,151	7,700	7,018
Operating services	48,239	50,769	47,200
Property management	17,247	14,188	10,549
General and administrative	39,059	44,443	55,919
Transaction-related costs	1,565	7,627	3,468
Depreciation and amortization	82,774	86,235	77,903
Land and other impairments, net	2,619	9,324	9,368
Total expenses	237,078	254,973	245,420

OTHER (EXPENSE) INCOME
Interest expense	(87,976)	(89,355)	(66,381)
Interest cost of mandatorily redeemable noncontrolling interests	—	(49,782)	—
Interest and other investment income	2,366	5,515	729
Equity in earnings (loss) of unconsolidated joint ventures	3,934	3,102	1,200
Gain (loss) on disposition of developable land	11,515	7,068	57,262
Gain (loss) on sale of unconsolidated joint venture interests	6,946	—	—
Gain (loss) from extinguishment of debt, net	(777)	(5,606)	(129)
Other income (expense), net	(701)	2,871	—
Total other income (expense), net	(64,693)	(126,187)	(7,319)

Income (loss) from continuing operations before income tax expense	(30,697)	(120,865)	(39,384)
Provision for income taxes	(276)	(492)	—
Income (loss) from continuing operations after income tax expense	(30,973)	(121,357)	(39,384)

Discontinued operations:
Income (loss) from discontinued operations	862	(32,686)	(64,854)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	3,447	41,682	69,353
Total discontinued operations, net	4,309	8,996	4,499

Net income (loss)	(26,664)	(112,361)	(34,885)
Noncontrolling interests in consolidated joint ventures	1,924	2,319	3,079
Redeemable noncontrolling interests	(540)	(7,618)	(25,534)
Net income (loss) available to common unitholders	$(25,280)	$(117,660)	$(57,340)

Basic earnings per common unit:
Income (loss) from continuing operations	$(0.29)	$(1.31)	$(0.68)
Discontinued operations	0.04	0.09	0.05
Net income (loss) available to common unitholders	$(0.25)	$(1.22)	$(0.63)
Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.29)	$(1.31)	$(0.68)
Discontinued operations	0.04	0.09	0.05
Net income (loss) available to common unitholders	$(0.25)	$(1.22)	$(0.63)
Basic weighted average units outstanding	101,381	100,812	100,265

Diluted weighted average units outstanding	101,381	100,812	100,265
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Year Ended December 31,
	2024	2023	2022

Net income (loss)	$(26,664)	$(112,361)	$(34,885)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate caps	(1,809)	(2,375)	4,366
Comprehensive income (loss)	$(28,473)	$(114,736)	$(30,519)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	1,924	2,319	3,079
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(540)	(7,618)	(25,534)
Comprehensive income (loss) attributable to common unitholders	$(27,089)	$(120,035)	$(52,974)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2022	90,948	9,013	$1,211,790	$197,236	$9	$40,383	$1,449,418
Net (loss) income	—	—	(52,066)	(5,274)	—	22,455	(34,885)
Units Distributions	—	—	—	218	—	—	218
Redeemable noncontrolling interests	—	—	(5,475)	(548)	—	(25,534)	(31,557)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	239	239
Redemption of limited partner common units for shares of general partner common units	12	(12)	161	(161)	—	—	—
Vested LTIP Units	—	410	—	—	—	—	—
Redemption of limited partners common units	—	(110)	—	(1,826)	—	—	(1,826)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	—	23	—	—	—	23
Directors' deferred compensation plan	—	—	440	—	—	—	440
Other comprehensive income (loss)	—	—	—	398	3,968	—	4,366
Stock compensation	231	—	9,928	3,839	—	—	13,767
Cancellation of restricted shares	(51)	—	(866)	—	—		(866)
Balance at December 31, 2022	91,142	9,301	$1,163,935	$193,882	$3,977	$37,543	$1,399,337
Net (loss) income	—	—	(107,265)	(10,395)	—	5,299	(112,361)
Shares issued under ATM Program, net	—	—	(540)	—	—	—	(540)
Units Distributions	—	—	(9,662)	(891)	—	—	(10,553)
Redeemable noncontrolling interests	—	—	(4,516)	(461)	—	(7,618)	(12,595)
Change in noncontrolling interests in consolidated joint ventures	—	—	(530)	—	—	(355)	(885)
Redemption of limited partner common units for shares of general partner common units	821	(821)	11,371	(11,371)	—	—	—
Vested LTIP Units	—	221	—	—	—	—	—
Redemption of limited partners common units	—	(8)	—	(142)	—	—	(142)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	21	—	394	—	—	—	394
Other comprehensive income (loss)	—	—	—	(206)	(2,169)	—	(2,375)
Stock compensation	284	—	19,389	487	—	—	19,876
Cancellation of restricted shares	(39)	—	(607)	—	—		(607)
Balance at December 31, 2023	92,229	8,693	$1,071,973	$170,903	$1,808	$34,869	$1,279,553
Net (loss) income	—	—	(23,120)	(2,160)	—	(1,384)	(26,664)
Shares issued under ATM Program, net	134	—	1,765	—	—	—	1,765
Units Distributions	—	—	(24,755)	(2,290)	—	—	(27,045)
Redeemable noncontrolling interests	—	—	—	—	—	(540)	(540)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(1,855)	(1,855)
Vested LTIP Units	—	1	—	—	—	—	—
Redemption of limited partners common units	22	(22)	268	(268)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	11	—	—	—	11
Directors' deferred compensation plan	—	—	394	—	—	—	394
Other comprehensive income (loss)	—	—	—	(155)	(1,654)	—	(1,809)
Stock compensation	794	—	13,262	—	—	—	13,262
Cancellation of restricted shares	(267)	—	(4,003)	—	—	—	(4,003)
Balance at December 31, 2024	92,912	8,672	$1,035,795	$166,030	$154	$31,090	$1,233,069
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023	2022
Net income (loss)	$(26,664)	$(112,361)	$(34,885)
Net loss (income) from discontinued operations	(4,309)	(8,996)	(4,499)
Net income (loss) from continuing operations	(30,973)	(121,357)	(39,384)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	82,744	86,156	77,860
Amortization of directors deferred compensation stock units	394	394	440
Amortization of stock compensation	13,171	19,876	13,767
Amortization of deferred financing costs and derivative premiums	10,587	4,416	4,394
Equity in (earnings) loss of unconsolidated joint ventures	(3,934)	(3,102)	(1,200)
Distributions of cumulative earnings from unconsolidated joint ventures	—	—	13
(Gain) loss on disposition of developable land	(11,515)	(7,068)	(57,262)
Land and other impairments, net	2,619	9,324	9,368
(Gain) loss from sale of investment in unconsolidated joint venture	(6,946)	—	—
(Gain) loss from extinguishment of debt	777	5,606	129
Gain on insurance proceeds	—	(2,871)	—
Interest cost of mandatorily redeemable noncontrolling interests	—	49,782	—
Changes in operating assets and liabilities:
Decrease (Increase) in unbilled rents receivable, net	(695)	1,755	3,078
Decrease (Increase) in deferred charges and other assets	5,030	3,075	(4,695)
Decrease (Increase) in accounts receivable, net	165	(62)	(36)
(Decrease) Increase in accounts payable, accrued expenses and other liabilities	(5,487)	(4,114)	1,921
(Decrease) Increase in rents received in advance and security deposits	(326)	633	3,131
(Decrease) Increase in accrued interest payable	(1,318)	42	2,152
Net cash flows provided by (used in) operating activities - continuing operations	54,293	42,485	13,676
Net cash flows provided by (used in) operating activities - discontinued operations	(1,965)	3,055	52,778
Net cash provided by (used in) operating activities	$52,328	$45,540	$66,454

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$—	$—	$(130,500)
Rental property additions and improvements	(18,369)	(12,400)	(16,619)
Development of rental property and other related costs	(6,143)	(8,395)	(45,817)
Proceeds from the sales of rental property and developable land	88,962	23,035	153,015
Proceeds from the sale of investments in unconsolidated joint ventures	6,095	—	—
Repayment of notes receivable	32	1,303	2,926
Investment in unconsolidated joint ventures	(276)	(762)	(162)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	12,419	12,068	13,132
Proceeds from insurance settlements	—	3,812	—
Other investing activities	250	1,030	—
Net cash provided by (used in) investing activities - continuing operations	82,970	19,691	(24,025)
Net cash provided by (used in) investing activities - discontinued operations	79,081	559,959	244,113

Net cash provided by (used in) investing activities	$162,051	$579,650	$220,088

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$174,000	$81,000	$102,000
Repayment of revolving credit facility	(22,000)	(81,000)	(250,000)
Borrowings from term loans	200,000	115,000	—
Repayment of term loans	—	(115,000)	—
Proceeds from mortgages and loans payable	—	399,561	154,720
Repayment of mortgages, loans payable and other obligations	(535,017)	(442,066)	(245,522)
Redemption of redeemable noncontrolling interests, net	(15,700)	(535,488)	(12,000)
Payment of early debt extinguishment costs	—	(255)	(5,140)
Common unit redemptions	—	(142)	(2,692)
Payment of financing costs and derivative premiums, net	(17,255)	(16,158)	(6,037)
Contributions from noncontrolling interests	203	84	24
Distributions to noncontrolling interests	(2,055)	(409)	—
Distributions to redeemable noncontrolling interests	(545)	(17,121)	(25,640)
Payment of common dividends and distributions	(24,052)	(5,123)	(61)
Share issuance proceeds (costs), net	1,765	(540)	—
Other financing activities	(3,992)	(603)	—
Net cash provided by (used in) financing activities	$(244,648)	$(618,260)	$(290,348)

Net increase (decrease) in cash and cash equivalents	$(30,269)	$6,930	$(3,806)
Cash, cash equivalents and restricted cash, beginning of period (1)	54,579	47,649	51,455
Cash, cash equivalents and restricted cash, end of period (2)	$24,310	$54,579	$47,649
(1)Includes Restricted Cash of $26,572, $20,867 and $19,701 as of December 31, 2023, 2022 and 2021, respectively.
(2)Includes Restricted Cash of $17,059, $26,572 and $20,867 as of December 31, 2024, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage, apartment unit, room, and building counts unaudited)
1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.5 and 91.4 percent common unit interest in the Operating Partnership as of December 31, 2024 and 2023, respectively.
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
As of December 31, 2024, the Company owned or had interests in 22 multifamily rental properties as well as non-core assets comprised of three parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 19 wholly-owned or Company-controlled properties, comprised of 16 multifamily properties, three non-core assets, plus developable land and (b) six multifamily properties and one developable land parcel owned by unconsolidated joint ventures in which the Company has investment interests.
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
As of December 31, 2024 and 2023, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, other than Veris Residential Partners, L.P., have total real estate assets of $442.4 million and $449.8 million, respectively, other assets of $5.6 million and $6.7 million, respectively, mortgages of $284.1 million and $285.2 million, respectively, and other liabilities of $15.2 million and $14.7 million, respectively.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Rental Property
Rental properties are reported at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Where an acquisition has been determined to be an asset acquisition, acquisition-related transaction costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.8 million, $0.7 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and improvements, which enhance or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less when purchased. The Company deposits cash with high quality financial institutions. Deposits in the U.S. are guaranteed by the Federal Deposit Insurance Company (“FDIC”). Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in Deferred charges and other assets, net. In all cases, amortization of such costs is included in interest expense and was $6.1 million, $4.4 million and $4.8 million for each of the years ended December 31, 2024, 2023 and 2022, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gain (loss) from extinguishment of debt. Losses from extinguishment of debt, net, included $0.8 million, $5.6 million and $7.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, of unamortized deferred financing costs.
Deferred Leasing Costs
Costs incurred in connection with successfully executed retail leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.
Derivative Instruments
The Company measures derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
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
Management fees include property management, development, construction and leasing commission fees and other services, and payroll and related costs reimbursed from unconsolidated joint ventures in which the Company is the managing member.
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
The Operating Partnership is a partnership, and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective tax returns. The General Partner has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS may hold certain assets and generate certain income that a REIT could not otherwise hold or generate. A TRS is subject to corporate federal income tax. The General Partner has conducted business through its TRS entities for certain property management, development, construction and other related services, as well as to hold a joint venture interest in a hotel and other matters. The TRS sold the hotel during the year ended December 31, 2023.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of temporary differences between book and tax basis of assets and liabilities, and net operating losses. The deferred tax asset balance at December 31, 2024 and 2023, amounted to $29.8 million and $31.1 million, respectively, which has been fully reserved through a valuation allowance.
If the General Partner fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes. Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, within Provision for income taxes on the Consolidated Statement of Operations.
In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2024, the Company’s open tax years are from December 31, 2021 forward.
Earnings Per Share or Unit
The Company presents both basic and diluted earnings per share or unit (“EPS or EPU”). Basic EPS or EPU is computed by dividing net income (loss) available to common shareholders or unitholders by the weighted average number of shares or units outstanding for the period. Diluted EPS or EPU reflects the potential dilution that could occur if unvested share based compensation, securities or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method. The Company excludes the impact of potential common shares from the calculation of diluted EPS or EPU if their effect would be anti-dilutive.
Shares or units whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS or EPU as follows (i) if all necessary conditions have been satisfied by the end of the period, those shares or units shall be included as of the beginning of the period in which the conditions were satisfied (or as of the date of the grant, if later) or (ii) if all necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares or units included in diluted EPS or EPU shall be based on the number of shares or units, if any, that would be issuable if the end of the reporting period were the end of the contingency period (for example, the number of shares or units that would be issuable based on current period earnings or period-end market price) and if the result would be dilutive. Those contingently issuable shares or units shall be included in the denominator of diluted EPS or EPU as of the beginning of the period (or as of the date of the grant, if later).
Dividends and Distributions Payable
The Board of Directors considers a variety of factors when setting the Company's dividends, including the Company’s earnings, income tax projections, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, economic conditions and other factors.
Dividends declared (on a per share basis) for the year ended December 31, 2024 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2024	April 3, 2024	April 16, 2024	$0.0525
May 6, 2024	July 3, 2024	July 16, 2024	$0.0600
August 5, 2024	September 30, 2024	October 16, 2024	$0.0700
November 13, 2024	December 31, 2024	January 10, 2025	$0.0800

Dividends declared (on a per share basis) for the year ended December 31, 2023 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
July 24, 2023	September 30, 2023	October 10, 2023	$0.0500
December 18, 2023	December 29, 2023	January 10, 2024	$0.0525

At December 31, 2024, the balance of dividends and distributions payable was $8.5 million. For U.S. federal income tax purposes, dividends paid will be reportable in the year that the dividends are paid, which may be different than the year the dividends are declared, unless otherwise noted.

The Company has determined that the total dividend of $0.235 and $0.05 per common share paid during the year ended December 31, 2024 and 2023, respectively, represent 100% return of capital distributions.

Costs Incurred For Stock Issuances
Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.
Stock Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock, long-term incentive plan awards (including time- and performance-based awards) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For unvested securities that are forfeited prior to the measurement period being complete, the Company elected to account for forfeiture of employee awards as they occur.
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
Impact of Recently-Issued Accounting Standards
As of December 31, 2024, the Company adopted ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The guidance requires incremental disclosures related to a public entity’s reportable segments. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 16: Segment Reporting for additional details.

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

Dispositions of Rental Properties and Developable Land
Dispositions during 2024
The Company disposed of the following rental properties during the year ended December 31, 2024 (dollars in thousands)

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds	Net Carrying Value	Discontinued Operations Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net
03/20/24	Harborside 5	Jersey City, New Jersey	1	977,225	Office	81,515	81,228	287
	Others (a)							3,160
Totals			1	977,225		$81,515	$81,228	$3,447
(a)Others represent return of a $1.9 million escrow not originally expected to be received at the time of closing and resolution of estimated accrued expenses from various previously sold rental properties.
The Company disposed of the following developable land holdings during the year ended December 31, 2024 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value		Gain (loss) on disposition of developable land
01/03/24	2 Campus	Parsippany-Troy Hills, New Jersey	$10,155	$9,371		$784
04/16/24	107 Morgan	Jersey City, New Jersey	$50,630	$50,929	(a)	$(299)
04/30/24	6 Becker Farm / 85 Livingston	Roseland, New Jersey	$27,985	$16,955		$11,030
Totals			$88,770	$77,255		$11,515

(a)Carrying value reflects previously recorded impairment charges of $10.5 million.
Dispositions during 2023
The Company disposed of the following rental property during the year ended December 31, 2023 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Discontinued Operations Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net
02/10/23	XS Hotels	Weehawken, New Jersey	2	—	Hotel	$93,358	(a)	$92,578	$780
04/04/23	Harborside 1, 2 and 3	Jersey City, New Jersey	3	1,886,800	Office	362,446		362,304	142
09/13/23	Harborside 6	Jersey City, New Jersey	1	231,856	Office	44,145		43,722	423
10/13/23	23 Main Street	Holmdel, New Jersey	1	350,000	Office	15,884	(b)	13,372	2,512
	Others (c)								2,184

Unrealized gains (losses) on real estate held for sale									(3,630)
Totals			7	2,468,656		$515,833		$511,976	$2,411
(a)    Included proceeds of $84.0 million used to repay the mortgage loan encumbering the property at closing.
(b)    Included deposits totaling $1.3 million received by the Company in February and August 2023.
(c)    Others represent resolution of estimated accrued expenses from previously sold rental properties.
The Company disposed of the following developable land during the year ended December 31, 2023 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds		Net Carrying Value	Gain (loss) on disposition of developable land	Discontinued Operations Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net
03/17/23	Columbia-Honeywell	Morris Township, New Jersey	$8,214	(a)	$8,236	$(22)	$—
10/12/23	3 Campus	Parsippany-Troy Hills, New Jersey	13,248		7,847	5,401	—
10/05/23	Harborside 4	Jersey City, New Jersey	53,656		14,385	—	39,271
	Others (b)					1,689	—

Totals			$75,118		$30,468	$7,068	$39,271
(a)    Included deposits totaling $1.1 million received by the Company in December 2022 and January 2023.
(b)    Others represent reversals of estimated accrued expenses from previously sold developable land holdings.

Dispositions during 2022

The Company disposed of the following rental property during the year ended December 31, 2022 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Discontinued Operations Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net
01/21/22	111 River Street	Hoboken, New Jersey	1	566,215	Office	$208,268	(a)	$206,432	$1,836
10/07/22	101 Hudson Street	Jersey City, New Jersey	1	1,246,283	Office	342,578	(b)	270,198	72,380

Unrealized gains (losses) on real estate held for sale									(12,540)
Totals			2	1,812,498		$550,846		$476,630	$61,676
(a)    The $150 million mortgage loan encumbering the property was repaid at closing, for which the Company incurred costs of $6.3 million. These costs were expensed as extinguishment of debt during the year ended December 31, 2022.
(b)    The $250 million mortgage loan encumbering the property was assumed by the purchaser at closing, for which the Company incurred costs of $1.0 million. These costs were expensed as extinguishment of debt during the year ended December 31, 2022. The assumed mortgage comprised the non-cash portion of this sales transaction.

The Company disposed of the following developable land during the year ended December 31, 2022 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value	Gain (loss) on disposition of developable land
03/22/22	Palladium residential land	West Windsor, New Jersey	$23,908	$24,182	$(274)
03/22/22	Palladium commercial land	West Windsor, New Jersey	4,688	1,791	2,897
04/15/22	Port Imperial Park parcel	Weehawken, New Jersey	29,331	29,744	(413)
04/21/22	Urby II/III	Jersey City, New Jersey	68,854	13,316	55,538
11/03/22	Port Imperial Parcels 3 & 16 (a)	Weehawken, New Jersey	24,885	25,371	(486)

Totals			$151,666	$94,404	$57,262
(a)    Included non-cash expenses of $2.5 million.
Dispositions of Unconsolidated Joint Venture
2024 — On January 12, 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million of which the Company received net proceeds of $6.0 million. The Company recorded a gain on the sale for its interest of approximately $7.1 million in Gain (loss) on sale of unconsolidated joint venture interests in the Consolidated Statement of Operations.
On October 22, 2024, the Company's joint venture sold the Shops at 40 Park retail property for $15.7 million, of which the
Company did not receive any net proceeds after repayment of property-level debt, selling expenses, and preferred return distributions to its joint venture partner. The Company recorded a loss on the sale for its interest of approximately $0.2 million in Gain (loss) on sale of unconsolidated joint venture interests in the Consolidated Statement of Operations.
2022 — On November 30, 2022, the Company's Hyatt Regency Hotel Jersey City joint venture was sold for $117.0 million of which the Company received net proceeds of $8.2 million. The Company recorded a gain on the sale for its interest of approximately $7.7 million in Discontinued Operations - Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net.

Real Estate Held for Sale
The following table summarizes the real estate held for sale, net (dollars in thousands):

	Year Ended December 31,
	2024	2023
Land	$9,910	$59,464
Building & Other	—	9,688
Less: Accumulated depreciation	—	—
Less: Cumulative unrealized losses on property held for sale	(2,619)	(10,544)
Real estate held for sale, net	$7,291	$58,608
2024 — As of December 31, 2024, the Company had classified a developable land parcel, located in Roseland, New Jersey, as held for sale. In January 2025, the land parcel was sold for gross proceeds of $7.3 million.

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
4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2024, the Company had an aggregate investment of approximately $111 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of December 31, 2024, the unconsolidated joint ventures owned: six multifamily properties totaling 2,087 apartment units and interests and/or rights to developable land parcels able to accommodate up to 829 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $3.2 million, $3.9 million and $3.6 million for such services in the years ended December 31, 2024, 2023 and 2022, respectively. The Company had $0.5 million and $0.7 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2024 and 2023.
As of December 31, 2024, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.

The following is a summary of the Company's unconsolidated joint ventures as of December 31, 2024 and 2023 (dollars in thousands):

	Number of Apartment Units		Company's	Carrying Value		Property Debt As of December 31, 2024
Entity / Property Name	December 31, 2024		Effective Ownership % (a)	December 31, 2024	December 31, 2023	Balance	Maturity Date		Interest Rate
Multifamily
Metropolitan and Lofts at 40 Park (b) (c)	130	units	25.00%	$689	$908	$34,100	10/10/25	SOFR+	2.85%
RiverTrace at Port Imperial	316	units	22.50%	4,074	4,506	82,000	11/10/26		3.21%
The Capstone at Port Imperial	360	units	40.00%	20,519	21,361	135,000	12/22/25	SOFR+	1.20%
Riverpark at Harrison	141	units	45.00%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.00%	31,509	32,022	87,350	07/01/33		4.82%
Urby Harborside (d)	762	units	85.00%	52,832	57,060	182,604	08/01/29		5.20%
PI North - Land (b) (e)	829	potential units	20.00%	1,678	1,678	—	—		—
Other
Other (f)				—	419	—	—		—
Totals:				$111,301	$117,954	$551,246
(a)Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
(b)The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.
(c)As of December 31, 2024, through the joint venture, the Company owns a 25 percent interest in a 130-unit multifamily rental property ("The Metropolitan at 40 Park"). In January 2024, the joint venture sold the 59-unit, five story multifamily rental property ("Lofts at 40 Park"), and in October 2024, the joint venture sold the Shops at 40 Park retail property. See Note 3: Investments in Rental Property – Dispositions of Unconsolidated Joint Venture.
(d)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. The Company formerly guaranteed $22 million of the principal outstanding debt, which on February 1, 2023, the lender released the Company of all obligations under the Guaranty Agreement.
(e)The Company owns a 20 percent residual interest in undeveloped land parcels: parcels 6 and I that can accommodate the development of 829 apartment units.
(f)The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
Entity / Property Name	2024	2023	2022
Multifamily
Metropolitan and Lofts at 40 Park (a)	$(1,143)	$(1,239)	$(674)
RiverTrace at Port Imperial	782	546	356
The Capstone at Port Imperial	235	(294)	(212)
Riverpark at Harrison	270	540	234
Station House	(201)	(299)	(722)
Urby Harborside	4,161	4,110	2,374
PI North - Land	(276)	(240)	(205)
Liberty Landing (b)	—	(22)	36
Other
Other	106	—	13

Company's equity in earnings (loss) of unconsolidated joint ventures (c)	$3,934	$3,102	$1,200
(a)    In January 2024, the joint venture sold the Lofts at 40 Park multifamily rental property, and in October 2024, the Company's joint venture sold the Shops at 40 Park retail property.
(b)    Pursuant to a notice letter to its joint venture partner dated January 6, 2022, the Company intends to not proceed with the acquisition and development of Liberty Landing.

(c)    Amounts are net of amortization of basis differences of $618 thousand, $618 thousand and $154 thousand for the year ended December 31, 2024, 2023 and 2022, respectively.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024		December 31, 2023
	Urby Harborside	Others	Urby Harborside	Others
Assets:
Rental Property, net	$236,589	$456,604	$244,895	$497,037
Other assets	6,108	28,574	4,702	26,778
Total assets	$242,697	$485,178	$249,597	$523,815
Liabilities and partners'/members' capital:
Mortgages and loans payable	$182,604	$368,642	$185,742	$393,999
Other liabilities	2,260	7,155	1,221	7,677
Partners'/members' capital	57,833	109,381	62,634	122,139
Total liabilities and partners'/members' capital	$242,697	$485,178	$249,597	$523,815

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year ended December 31, 2024		Year ended December 31, 2023		Year ended December 31, 2022
	Urby Harborside	Others	Urby Harborside	Others	Urby Harborside	Others
Total revenues	$37,714	$72,076	$35,656	$58,616	$32,951	$107,686
Operating and other expenses	(13,897)	(23,361)	(11,826)	(24,219)	(11,092)	(70,822)
Depreciation and amortization	(8,804)	(13,417)	(8,754)	(13,587)	(8,682)	(16,730)
Interest expense	(9,926)	(18,262)	(10,049)	(20,439)	(10,191)	(19,586)
Net income (loss)	$5,087	$17,036	$5,027	$371	$2,986	$548

(a)Includes Metropolitan and Lofts at 40 Park, RiverTrace at Port Imperial, The Capstone at Port Imperial, Riverpark at Harrison, Station House, PI North - Land, Liberty Landing, Hyatt Regency Hotel Jersey City, other interests in various unconsolidated joint ventures including interests in assets previously owned and interest in ventures whose businesses are related to its core operations that are not expected to significantly impact the Company's operations in the near term.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	December 31, 2024	December 31, 2023
Deferred leasing costs	$4,765	$8,324
Deferred financing costs (a)	6,296	771
Deferred charges	11,061	9,095
Accumulated amortization	(4,558)	(5,063)
Deferred charges, net	6,503	4,032
In-place lease values, related intangibles and other assets, net (b)(c)	9,519	10,034
Right of use assets (d)	5,145	6,161
Prepaid expenses and other assets, net	27,309	33,729

Total deferred charges and other assets, net	$48,476	$53,956
(a)This amount relates to the deferred financing costs associated with the revolving credit facility. Deferred financing costs related to all other debt liabilities are netted against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.
(b)The value of acquired above and below market lease intangibles in which the Company is the lessor are recognized in rental revenue over the terms of the respective leases. The impact of amortizing the acquired above and below-market lease intangibles increased revenue by approximately $30 thousand, $0.1 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(c)The value of acquired above market lease intangibles in which the Company is the lessee and in-place lease intangibles in which the Company is the lessor are amortized to expense over the remaining initial terms of the respective leases. The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $0.5 million, $2.0 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(d)This amount has a corresponding liability of $6.5 million and $7.4 million as of December 31, 2024 and 2023, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease Agreements for further details.

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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $0.8 million will be reclassified as an increase to interest expense.
The Company entered into the following interest rate caps during the year ended December 31, 2024 (dollars in thousands):

Hedged Item	Designation	Effective Date	Maturity Date	Notional Amount	Strike Rate
Term Loan	Cash Flow	6/28/2024	7/22/2026	$55,000	3.50%
RiverHouse 9 at Port Imperial Mortgage	Cash Flow	7/1/2024	7/1/2026	$110,000	3.50%
Term Loan	Cash Flow	8/1/2024	7/22/2026	$43,000	3.50%
Term Loan	Cash Flow	9/30/2024	7/22/2026	$102,000	3.50%
Revolving Credit Facility	Mark to Market (a)	9/30/2024	6/22/2025	$150,000	3.50%
The Upton Mortgage	Cash Flow	11/1/2024	11/1/2026	$75,000	3.50%
(a)The Company elected to not designate this interest rate cap as a cash flow hedge at inception and therefore changes in the fair value of the derivative are recorded in earnings. For the year ended December 31, 2024, the Company recorded $0.2 million of fair value adjustments as an increase in Interest expense in the Company's Consolidated Statements of Operations.
As of December 31, 2024, the Company had six interest rate caps outstanding and in effect with a notional amount of $441.5 million designated as cash flow hedges of interest rate risk, and one undesignated interest rate cap outstanding and in effect with a notional amount $150 million.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2024 and 2023 (dollars in thousands):

	Fair Value
Asset Derivatives designated as hedging instruments	December 31, 2024	December 31, 2023	Balance sheet location
Interest rate caps designated as hedging instruments	$4,953	$5,098	Deferred charges and other assets, net
Interest rate caps not designated as hedging instruments	$525	$—	Deferred charges and other assets, net
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (a) (b)			Total Amount of Interest Expense presented in the Consolidated Statements of Operations
Year Ended December 31,	2024	2023	2022		2024	2023	2022	2024	2023	2022
Interest rate caps	$526	$1,184	$5,032	Interest expense	$2,967	$3,559	$666	$(87,976)	$(89,355)	$(66,381)

(a)Amounts exclude net gains of $632 thousand, zero and zero recognized on unconsolidated jointly owned investments for the years ended December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2024, the Company did not have any interest rate derivatives in a net liability position.
6.    RESTRICTED CASH
Restricted cash generally includes residential security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	December 31, 2024	December 31, 2023
Security deposits	$9,410	$9,996
Escrow and other reserve funds	7,649	16,576

Total restricted cash	$17,059	$26,572
7.    DISCONTINUED OPERATIONS
The Company's sale of its former Office Portfolio represented a strategic shift in the Company’s operations. As such, the results of these sold properties are classified as discontinued operations for all periods presented.
The following table summarizes income (loss) from discontinued operations and the related realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net, for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenues	$2,255	$40,649	$147,634
Operating and other (expenses) income, net	(758)	(27,967)	(75,869)
Property impairments	—	(32,516)	(94,811)
Depreciation and amortization	(635)	(12,840)	(34,505)
Gain (loss) from extinguishment of debt, net	—	(12)	(7,303)

Income (loss) from discontinued operations	862	(32,686)	(64,854)

Gain (loss) on disposition of developable land	1,899	39,271	—
Gain (loss) on sale of unconsolidated joint venture interests	—	—	7,677
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	1,548	2,411	61,676
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	3,447	41,682	69,353

Total discontinued operations, net	$4,309	$8,996	$4,499

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
During the year ended December 31, 2024, the Company successfully met Sustainable KPI provisions as defined within the 2024 Credit Agreement, that resulted in a five basis point spread reduction for all borrowings on the Term Loan and Revolver, and a one basis point reduction on the commitment fee on the daily unused amount of the 2024 Revolving Credit Facility.
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
The 2024 Credit Agreement, which applies to both the 2024 Revolving Credit Facility and the 2024 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios (prior to the Operating Partnership’s election of equity-secured financial covenants) relating to (a) the maximum total leverage ratio (65%), (b) the minimum debt service coverage ratio (1.25 times), (c) the minimum tangible net worth ratio (80% of tangible net worth as of April 22, 2024 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), (d) the maximum unhedged variable rate debt ratio (30%), and (e) financial ratios (after the Operating Partnership's election of equity-secured financial covenants) relating to (i) the maximum total leverage ratio (60%), (ii) the minimum debt service coverage ratio (1.50 times), (iii) the minimum tangible net worth ratio (80% of tangible net worth as of April 22, 2024 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), and (iv) the maximum unhedged variable rate debt ratio (30%).

As of December 31, 2024, the principal balance outstanding under the 2024 Term Loan and 2024 Revolving Credit Facility was $200 million and $152 million, respectively. As of December 31, 2024, the effective interest rates applicable to the 2024 Term Loan and 2024 Revolving Credit Facility were 6.23% and 6.23%, respectively.
As of December 31, 2024, The James, 145 Front at City Square, Soho Lofts, Signature Place, and Liberty Towers are encumbered by the Company's credit facilities, with a total carrying value of approximately $0.9 billion.
The Company was in compliance with its debt covenants under the 2024 Credit Agreement as of December 31, 2024.
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
On April 7, 2023, the Company terminated the 2021 Credit Agreement for both the 2021 Credit Facility and 2021 Term Loan. As a result of the termination, the Company wrote off the unamortized deferred financing costs in an amount of $2.7 million during the second quarter of 2023, which is recorded within Gain (loss) from extinguishment of debt, net, on the Consolidated Statements of Operations.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects. As of December 31, 2024, 12 of the Company’s properties, with a total carrying value of approximately $1.8 billion are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of December 31, 2024.
A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2024 and 2023 is as follows (dollars in thousands):

Property Name	Lender		Effective Rate (a)	December 31, 2024	December 31, 2023	Maturity
Signature Place (b)	Nationwide Life Insurance Company		3.74%	—	43,000	08/01/24
Liberty Towers (c)	American General Life Insurance Company		3.37%	—	265,000	10/01/24
Portside 2 at East Pier (d)	New York Life Insurance Company		4.56%	95,427	97,000	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	115,515	117,000	08/10/26
Portside at East Pier (e)	KKR	SOFR+	2.75%	56,500	56,500	09/07/26
The Upton (f)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
145 Front at City Square (g)	US Bank	SOFR+	1.84%	—	63,000	12/10/26
RiverHouse 9 at Port Imperial (h)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475	The Northwestern Mutual Life Insurance Co.		2.91%	164,712	165,000	11/10/27
Haus25	Freddie Mac		6.04%	343,061	343,061	09/01/28
RiverHouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Soho Lofts (i)	Flagstar Bank		3.77%	—	158,777	07/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	31,098	31,645	12/01/29
The Emery at Overlook Ridge (j)	Flagstar Bank		3.21%	70,653	72,000	01/01/31

Principal balance outstanding				1,333,966	1,868,983
Unamortized deferred financing costs				(10,492)	(15,086)

Total mortgages, loans payable and other obligations, net				$1,323,474	$1,853,897

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
(e)On August 10, 2023, the Company repaid the Freddie Mac fixed rate loan at maturity. The current mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in September 2026.
(f)As of December 31, 2024, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring November 2026.
(g)On May 22, 2024, the Company prepaid the outstanding loan amount in full. The interest-rate cap with a strike rate of 4.0% matured on June 30, 2024.
(h)As of December 31, 2024, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in July 2026.
(i)On June 28, 2024, the Company prepaid the outstanding loan amount in full.
(j)Effective rate reflects the fixed rate period, which ends on January 1, 2026. After that period ends, the Company must make a one-time interest rate election of either: (a) the floating-rate option, the sum of the highest prime rate as published in the New York Times on each applicable Rate Change Date plus 2.75% annually or (b) the fixed-rate option, the sum of the Five Year Fixed Rate Advance of the Federal Home Loan Bank of New York in effects as of the first business day of the month which is three months prior to the Rate Change Date plus 3.00% annually.
SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments for the Company’s mortgages, loans payable and other obligations, including Term Loan and Revolving Credit Facility, as of December 31, 2024 are as follows (dollars in thousands):

Period	Scheduled Amortization	Principal Maturities	Total
2025	$9,419	$—	$9,419
2026	7,879	467,904	475,783
2027	5,326	657,318	662,644
2028	2,396	343,061	345,457
2029	2,289	127,792	130,081
Thereafter	1,770	60,812	62,582
Sub-total	29,079	1,656,887	1,685,966
Unamortized deferred financing costs (a)	(13,653)	—	(13,653)

Totals	$15,426	$1,656,887	$1,672,313
(a)     Excludes $4.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of December 31, 2024.
CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2024, 2023 and 2022 was $78.5 million, $81.6 million and $80.3 million, (of which zero, $1.4 million and $13.3 million pertained to properties classified as discontinued operations), respectively. No interest was capitalized by the Company for the years ended December 31, 2024 and 2023, and $12.2 million was capitalized for the year ended December 31, 2022.
SUMMARY OF INDEBTEDNESS

(dollars in thousands)	December 31, 2024		December 31, 2023
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a)	$1,670,313	5.05%	$1,853,897	4.34%
Unhedged portion of Revolving Credit Facility	2,000	7.08%	—	—%

Totals/Weighted Average, net of unamortized deferred financing costs (b):	$1,672,313	5.05%	$1,853,897	4.34%
(a)    As of December 31, 2024 and 2023, includes debt with interest rate caps outstanding with a notional amount of $591.5 million and $304.5 million, respectively.

(b)    Excludes $4.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of December 31, 2024.
10.    EMPLOYEE BENEFIT 401(k) PLANS
Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax and post-tax contributions, as well as any matching or profit sharing contributions made on their behalf by the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2024, 2023 and 2022 was $0.5 million, $0.5 million and $0.6 million, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2024 and 2023. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Items Measured at Fair Value on a Recurring Basis
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2024 and 2023.
The fair value of the Company’s long-term debt, consisting of the credit facility, mortgages, loans payable and other obligations aggregated approximately $1.6 billion and $1.8 billion as compared to the book value of approximately $1.7 billion and $1.9 billion as of December 31, 2024 and 2023, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis:

	Years Ended December 31,
	2024		2023		2022
(dollars in thousands)	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Investment in Real Estate	$7,250	$2,619	$169,839	$45,471	$314,512	$116,718
The impairment charges described below are reflected within Land and other impairments, net or Unrealized gains (losses) on disposition of rental property and impairments, net in our Consolidated Statements of Operations. For properties classified as discontinued operations as of December 31, 2024, the impairment charges described below are reflected within the Discontinued operations section in our Consolidated Statements of Operations for all periods presented.
Impairment charges, and their related triggering events and fair value measurements, recognized during the years ended December 31, 2024, 2023 and 2022 were as follows:
2024 — During the year ended December 31, 2024, the Company recognized an impairment charge of $2.6 million on one developable land parcel based upon its estimated selling price. The land parcel was sold in January 2025.
2023 — During the year ended December 31, 2023, the Company recognized impairment charges for the following properties in order to reduce their carrying values to their estimated fair values, as follows:
•$32.5 million on one office property due to the shortening of its expected hold period; the fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (11%) and terminal capitalization rate (9%); the property was sold in March 2024;
•$3.6 million on one office property based on its estimated selling price; the property was sold in September 2023;
•$9.3 million on three land parcels based on their estimated selling prices; the land parcels were sold in April 2024.
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

12.    COMMITMENTS AND CONTINGENCIES
PILOT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties, as follows (dollars in thousands):

			PILOT	PILOT Payments
Property Name	Location	Asset Type	Expiration Dates	2024	2023	2022
BLVD 401 (a)	Jersey City, NJ	Multifamily	4/2026	2,235	1,754	1,692
RiverHouse 11 at Port Imperial (b)	Weehawken, NJ	Multifamily	7/2033	1,924	1,735	1,514
Port Imperial 4/5 Hotel (c)	Weehawken, NJ	Hotel	12/2033	—	224	2,925
RiverHouse 9 at Port Imperial (d)	Weehawken, NJ	Multifamily	6/2046	1,751	1,608	1,295
Haus25 (e)	Jersey City, NJ	Multifamily	3/2047	3,070	2,619	975
The James (f)	Park Ridge, NJ	Multifamily	6/2051	881	714	318
Total PILOT taxes				$9,861	$8,654	$8,719

(a)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined.
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
(f)The property was acquired in July 2022. The annual PILOT is equal to 10 percent of Gross Revenues for years 1-10, 11.5 percent for years 11-21 and 12.5 percent for years 22-30; as defined.
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
OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, as of December 31, 2024, are as follows (dollars in thousands):

As of December 31, 2024
Year	Amount
2025	$1,279
2026	1,279
2027	1,280
2028	494
2029	222
2030 through 2101	31,225
Total lease payments	35,779
Less: imputed interest	(29,235)

Total	$6,544

As of December 31, 2023
Year	Amount
2024	$1,272
2025	1,279
2026	1,279
2027	1,280
2028	494
2029 through 2101	31,447
Total lease payments	37,051
Less: imputed interest	(29,700)

Total	$7,351
Office and ground lease expense incurred by the Company for the years ended December 31, 2024, 2023 and 2022 amounted to $2.6 million, $2.0 million and $0.9 million, respectively.

The Company had operating lease assets for one office and two ground leases, which had balances of $3.2 million and $1.9 million, respectively, at December 31, 2024. Such amounts represent the net present value (“NPV”) of future payments detailed above. The office and two ground leases used incremental borrowing rates of 6.0 percent and 7.6 percent, respectively, to arrive at the NPV and have weighted average remaining lease terms of 3.3 years and 76.6 years, respectively. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
The initial recognition of a lease liability and right-of-use asset in an amount of $4.7 million for the office lease is a noncash activity during the year ended December 31, 2023.
OTHER
During the first quarter of 2024, the Company determined that the applicable conditions required to earn the stay-on award agreements with 20 employees were satisfied, and as a result, the corresponding cash and stock awards were deemed earned and payable. The total cost of such awards was approximately $2.6 million, including the issuance of 42,095 shares of the Company’s common stock, of which $1.3 million and $1.3 million was recorded in General and administrative and
Property management expenses, respectively, on the Company's Consolidated Statements of Operations during the year ended December 31, 2024.

During the fourth quarter of 2024, the Company identified potential contingent liabilities related to reverse real estate tax appeals for certain previously-sold land parcels located in Jersey City, NJ. In accordance with ASC 450, the Company evaluated the estimability and probability of these potential obligations and recorded a contingent liability of $2.1 million, inclusive of associated legal costs, in Accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. Amounts of $0.7 million, $0.4 million and $1.0 million were recorded in Real estate taxes, Other income (expense), net, and Income (loss) from discontinued operations, respectively, on the Company's Consolidated Statements of Operations during the year ended December 31, 2024. The ultimate resolution of these matters may result in recognition of amounts different from the accrued amount, and the timing of the ultimate resolution of these contingent liabilities is uncertain. The Company will continue to monitor developments and adjust the estimated liability as new information becomes available.

As of December 31, 2024, the Company had outstanding letters of credits totaling $3.6 million issued in connection with insurance requirements and for environmental financial assurance, collateralized by the available balance on the 2024 Credit Agreement.
13.    REDEEMABLE NONCONTROLLING INTERESTS
Rockpoint Transactions
On April 5, 2023, Veris Residential Trust (“VRT”), the Company’s former subsidiary through which the Company conducted its multifamily residential real estate operations prior to its transformation to a pure play multifamily REIT, exercised its right to purchase and redeem direct and indirect interests (the “Put/Call Interests”) in preferred units of limited partnership interests in VRLP (the "Preferred Units") from certain affiliates of Rockpoint Group, L.L.C. (Rockpoint Group, L.L.C. and its affiliates, collectively, “Rockpoint”). On April 6, 2023, Rockpoint exercised its right under the Veris Residential Partners, L.P. (“VRLP”) Partnership Agreement to defer the closing of VRT’s purchase and redemption of the Put/Call Interests for one year. The exercise of the call right resulted in a reclassification of Rockpoint's interests as mandatorily redeemable noncontrolling interests under the accounting guidance, and included within the Total liabilities on the Company's Consolidated Balance Sheets. Following this, subsequent changes in redemption value at each period end were recorded as interest cost, provided that the carrying value is not reduced below the initial measurement amount.
On July 25, 2023, VRT and the Operating Partnership entered into the Rockpoint Purchase Agreement with Rockpoint pursuant to which VRT and the Operating Partnership acquired from Rockpoint all of the Preferred Units that constituted the Put/Call Interests for an aggregate purchase price of approximately $520 million. Under the terms of the Rockpoint Purchase Agreement, the Original Investment Agreement and the Add On Investment Agreement have been terminated and are of no further force and effect (other than certain tax and related indemnification rights and obligations), Rockpoint ceased to be, direct or indirect, as applicable, members of VRLP, and all obligations of VRT and VRLP and all rights, title and interest of Rockpoint in and pursuant to the VRLP Partnership Agreement (except for certain tax, confidentiality and indemnification rights and obligations) and all other agreements by and between the General Partner, the Operating Partnership, VRT, VRLP and Rockpoint were terminated, including without limitation all provisions relating to the valuation and repurchase of the Put/Call Interests. As a result of the redemption, the Company recorded the change in redemption value for the year ended December 31, 2023, of approximately $34.8 million as Interest cost of mandatorily redeemable noncontrolling interests on the Company's Consolidated Statements of Operations.
Preferred Units
The Operating Partnership has 9,213 Series A-1 Preferred Units (the "Preferred Units") outstanding as of December 31, 2024. The Series A Preferred Units were all redeemed as of March 13, 2024. The key terms of the Preferred Units are summarized as follows:

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
During the year ended December 31, 2024 and 2023, 15,700 and 15,100 Series A Units were redeemed for cash at the stated value, respectively.
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

The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine equity section for the years ended December 31, 2024 and 2023 (dollars in thousands):

Series A and A-1 Preferred Units In VRLP
Balance at January 1, 2024	$24,999
Redeemable Noncontrolling Interests Redemption	(15,700)
Income Attributed to Noncontrolling Interests	539
Distributions	(544)
Balance at December 31, 2024	$9,294

	Series A and A-1 Preferred Units in VRLP	Rockpoint Interests in VRT	Total Redeemable Noncontrolling Interests
Balance at January 1, 2023	$40,231	$475,000	$515,231
Redeemable Noncontrolling Interests Redemption	(15,100)	—	(15,100)
Income Attributed to Noncontrolling Interests	1,336	6,282	7,618
Distributions	(1,468)	(6,282)	(7,750)
Redemption Value Adjustment	—	4,977	4,977
Reclassification to Mandatorily Redeemable Non-controlling Interests	—	(479,977)	(479,977)
Balance at December 31, 2023	$24,999	$—	$24,999
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
Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital consisting of common units in the Operating Partnership held by the General Partner, and (b) Limited Partners’ capital consisting of common units and Long Term Incentive Performance Units ("LTIP Units") units held by the limited partners. See Note 15: Noncontrolling Interests in Subsidiaries.
Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
On November 15, 2023, we reestablished a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (“ATM Forwards”). Effective as of that date, the Company terminated a prior ATM Program that was established on December 13, 2021, under which the Company was able to offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $200 million, with a syndicate of banks. As of December 31, 2024, the Company sold 133,759 shares pursuant to the ATM Program, generating net proceeds of $1.8 million.
SHARE REPURCHASE PROGRAM
On February 19, 2025, the Board of Directors approved a $100 million share repurchase program over the next two years, with share repurchases under the new program authorized to begin on March 26, 2025.
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
INCENTIVE STOCK PLAN
In May 2013, the General Partner established the 2013 Incentive Stock Plan under which a total of 4,600,000 shares have been reserved for issuance. In June 2021, stockholders of the Company approved the Amended and Restated 2013 Incentive Stock Plan (as so amended and restated, the "2013 Plan") to increase the total shares reserved for issuance under the plan from 4,600,000 to 6,565,000 shares.
In June 2024, stockholders of the Company approved the termination of the 2013 Plan and the establishment of the 2024
Incentive Stock Plan (the "2024 Plan"), under which a total of 2,885,207 shares have been reserved for issuance. No new awards will be granted under the 2013 Plan.

At December 31, 2024, 2,878,826 shares remained available for issuance under the 2024 Plan.
Stock Options
Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2022 ($14.39 - $17.31)	2,080,000	$16.42	$4,072
Granted	250,000	16.33
Outstanding at December 31, 2022 ($14.39 - $20.00)	2,330,000	$16.41	—
Granted	—	—
Outstanding at December 31, 2023 ($14.39 - $20.00)	2,330,000	$16.41	—
Granted	—	—
Outstanding at December 31, 2024 ($14.39 - $20.00)	2,330,000	$16.41	$1,363

Options exercisable at December 31, 2024	1,346,667

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The following assumptions are included in the Company’s fair value calculations of stock options granted during the year ended December 31, 2022. No stock options were granted during the years ended December 31, 2024 and 2023.

2022 April
Expected life (in years)	4.0
Risk-free interest rate	2.77%
Volatility	38.0%
Dividend yield	2.6%
No stock options were exercised under any stock option plans for the years ended December 31, 2024, 2023 and 2022. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of December 31, 2024 and 2023, the stock options outstanding had a weighted average remaining contractual life of approximately 2.6 years and 3.6 years, respectively. As of December 31, 2024, the Company had $0.1 million unrecognized compensation cost related to unvested stock options granted under the Company’s stock compensation plans.
The Company recognized stock compensation expense related to stock options of $0.6 million, $1.7 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards ("RSAs") in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the RSAs issued is based on time and service. On June 26, 2024, the Company issued RSAs to non-employee members of the Board of Directors, of which 71,232 unvested RSAs were outstanding at December 31, 2024.
The Company recognized stock compensation expense related to RSAs of $1.0 million, $0.8 million, and $0.7 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
Information regarding the RSAs grant activity is summarized below:

	Shares	Weighted-Average Grant – Date Fair Value
Outstanding at January 1, 2022	39,529	$17.71
Granted	49,784	14.06
Vested	(39,529)	17.71
Outstanding at December 31, 2022	49,784	$14.06
Granted	54,184	16.98
Vested	(49,784)	14.06
Outstanding at December 31, 2023	54,184	$16.98
Granted	71,232	14.60
Vested	(54,184)	16.98
Outstanding at December 31, 2024	71,232	$14.60
As of December 31, 2024, the Company had $0.5 million of total unrecognized compensation cost related to unvested RSAs granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.5 years.
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
Information regarding the LTIP Awards grant activity is summarized below:

	Shares	Weighted-Average Grant – Date Fair Value
Outstanding at January 1, 2022	1,064,596	$13.79
Granted	849,544	16.84
Vested	(183,820)	16.25
Forfeited	(157,162)	15.06
Outstanding at December 31, 2022	1,573,158	$15.02
Granted	1,013,153	14.26
Vested	(230,306)	16.69
Forfeited	(59,893)	16.04
Outstanding at December 31, 2023	2,296,112	$14.49
Granted	1,080,023	14.47
Vested	(722,602)	15.39
Forfeited	(305,029)	9.04
Outstanding at December 31, 2024	2,348,504	$14.92
A portion of the RSUs are subject to time-based vesting conditions and will vest over three-year period ("TRSUs"). As of December 31, 2024, there are 760,851 TRSUs outstanding and unvested.
Additionally, in April 2022, the General Partner granted 59,707 TRSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08. As of December 31, 2024, there are 14,467 TRSUs classified as inducement awards outstanding and unvested.

Another portion of the annual LTIP Awards have market-based vesting conditions ("PRSUs"), and recipients will only earn the full amount of the PRSUs if, over the three-year performance period, the General Partner achieves an absolute Total Shareholder Return ("TSR") target and if the General Partner’s relative TSR as compared to a group of peer REITs ("Peer Group") exceeds certain thresholds. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 160% of the shares granted. The market-based award targets are determined annually by the compensation committee of the Board of Directors. As of December 31, 2024, there are 811,115 PRSUs outstanding and unvested.
In addition, the Company has granted RSUs with a three-year cliff vest subject to the achievement of adjusted funds from operations targets ("OPRSUs"). As of December 31, 2024, there are 762,071 OPRSUs outstanding and unvested.

The fair value of the RSU LTIP Awards are based on the fair value of the underlying shares on the date of grant. The fair value of the PRSUs that relate to a TSR performance objective was determined using a Monte Carlo simulation analysis. The expected volatility of the common stock is estimated based on the historical volatility rate for the preceding three-year performance period. The dividend yield assumption was based on anticipated dividend payouts.
The Company recognized stock compensation expense related to LTIP awards of $11.6 million, $13.8 million, $9.9 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the Company had $9.1 million of total unrecognized compensation cost related to unvested LTIP Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 1.8 years.
All currently outstanding and unvested RSU LTIP Awards provided to the officers, senior management and certain other employees were issued under the 2013 Plan, 2024 Plan or as inducement awards.
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
During the years ended December 31, 2024, 2023 and 2022, deferred stock units earned were 26,340, 25,671 and 30,899, respectively. As of December 31, 2024 and 2023, there were 104,315 and 77,975 deferred stock units outstanding, respectively. Pursuant to the retirement of a director from the Board of Directors in May 2023, the Company converted 20,767 deferred stock units into shares of common stock.
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
The following information presents the Company’s results for the years ended December 31, 2024, 2023 and 2022 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Year Ended December 31,
Computation of Basic EPS	2024	2023	2022
Income (loss) from continuing operations after income tax expense	$(30,973)	$(121,357)	$(39,384)
Add (deduct): Noncontrolling interests in consolidated joint ventures	1,924	2,319	3,079
Add (deduct): Noncontrolling interests in Operating Partnership	2,531	11,174	5,688
Add (deduct): Redeemable noncontrolling interests	(540)	(7,618)	(25,534)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	—	(4,516)	(5,475)
Income (loss) from continuing operations available to common shareholders	(27,058)	(119,998)	(61,626)
Income (loss) from discontinued operations available to common shareholders	3,938	8,217	4,085
Net income (loss) available to common shareholders for basic earnings per share	$(23,120)	$(111,781)	$(57,541)

Weighted average common shares	92,695	91,883	91,046

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.29)	$(1.31)	$(0.68)
Income (loss) from discontinued operations available to common shareholders	0.04	0.09	0.05
Net income (loss) available to common shareholders	$(0.25)	$(1.22)	$(0.63)

	Year Ended December 31,
Computation of Diluted EPS	2024	2023	2022
Net income (loss) from continuing operations available to common shareholders	$(27,058)	$(119,998)	$(61,626)
Add (deduct): Noncontrolling interests in Operating Partnership	(2,531)	(11,174)	(5,688)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	—	(461)	(548)
Income (loss) from continuing operations for diluted earnings per share	(29,589)	(131,633)	(67,862)
Income (loss) from discontinued operations for diluted earnings per share	4,309	8,996	4,499
Net income (loss) available for diluted earnings per share	$(25,280)	$(122,637)	$(63,363)

Weighted average common shares	101,381	100,812	100,265

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.29)	$(1.31)	$(0.68)
Income (loss) from discontinued operations available to common shareholders	0.04	0.09	0.05
Net income (loss) available to common shareholders	$(0.25)	$(1.22)	$(0.63)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Year Ended December 31,
	2024	2023	2022
Basic EPS Shares	92,695	91,883	91,046
Add: Operating Partnership – common and vested LTIP units	8,686	8,929	9,219
Diluted EPS Shares	101,381	100,812	100,265

Veris Residential, L.P.:

	Year Ended December 31,
Computation of Basic EPU	2024	2023	2022
Income (loss) from continuing operations after income tax expense	$(30,973)	$(121,357)	$(39,384)
Add (deduct): Noncontrolling interests in consolidated joint ventures	1,924	2,319	3,079
Add (deduct): Redeemable noncontrolling interests	(540)	(7,618)	(25,534)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	—	(4,977)	(6,023)
Income (loss) from continuing operations available to unitholders	(29,589)	(131,633)	(67,862)
Income (loss) from discontinued operations available to unitholders	4,309	8,996	4,499
Net income (loss) available to common unitholders for basic earnings per unit	$(25,280)	$(122,637)	$(63,363)

Weighted average common units	101,381	100,812	100,265

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(0.29)	$(1.31)	$(0.68)
Income (loss) from discontinued operations available to unitholders	0.04	0.09	0.05
Net income (loss) available to common unitholders for basic earnings per unit	$(0.25)	$(1.22)	$(0.63)

	Year Ended December 31,
Computation of Diluted EPU	2024	2023	2022
Income (loss) from continuing operations available to common unitholders	$(29,589)	$(131,633)	$(67,862)
Income (loss) from discontinued operations for diluted earnings per unit	4,309	8,996	4,499
Net income (loss) available to common unitholders for diluted earnings per unit	$(25,280)	$(122,637)	$(63,363)

Weighted average common unit	101,381	100,812	100,265

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.29)	$(1.31)	$(0.68)
Income (loss) from discontinued operations available to common unitholders	0.04	0.09	0.05
Net income (loss) available to common unitholders	$(0.25)	$(1.22)	$(0.63)
The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Year Ended December 31,
	2024	2023	2022
Basic EPU Units	101,381	100,812	100,265
Diluted EPU Units	101,381	100,812	100,265
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
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2024, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $0.3 million.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the year ended December 31, 2024, the Company redeemed 22,197 common units for common shares, at their fair value of $0.3 million.
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
LTIP Units
LTIP Units may be converted on a one-for-one basis into common units. Common units in turn have a one-for-one relationship in value with shares of the General Partner’s common stock, and are redeemable on a one-for-one basis for cash or, at the election of the Company, shares of the General Partner’s common stock. As of December 31, 2024, there are no unvested LTIP Units.
Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP Units in the Operating Partnership for the years ended December 31, 2024, 2023 and 2022:

	Common Units/ Vested LTIP Units	Unvested LTIP Units
Balance at January 1, 2022	9,013,534	1,246,752
Redemption of common units for shares of common stock	(11,508)	—
Redemption of common units	(110,084)	—
Conversion of vested LTIP Units to common units	228,579	—
Vested LTIP Units	181,000	(409,579)
Cancellation of units	—	(279,089)

Balance at December 31, 2022	9,301,521	558,084

Redemption of common units for shares of common stock	(820,540)	—
Redemption of common units	(9,229)	—
Conversion of vested LTIP Units to common units	452,328
Vested LTIP Units	(231,519)	(220,809)
Cancellation of units	—	(335,392)

Balance at December 31, 2023	8,692,561	1,883

Redemption of common units for shares of common stock	(22,197)	—
Vested LTIP Units	1,883	(1,883)

Balance at December 31, 2024	8,672,247	—
Noncontrolling Interests Ownership in Operating Partnership
As of December 31, 2024 and 2023, the noncontrolling interests common unit and LTIP Units holders owned 8.5 percent and 8.6 percent of the Operating Partnership, respectively.
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
16.    SEGMENT REPORTING

Upon completion of the sale of the last remaining non-strategic office asset in the first quarter of 2024, the Company reassessed its reportable segments. The Company operates as a single business segment, focusing on the ownership, operation and development of its multifamily real estate portfolio located in the United States. The chief operating decision maker, identified as the Chief Executive Officer, is regularly provided with financial reporting packages which include the financial statements presented herein.

The chief operating decision maker evaluates the performance of the Company on a consolidated basis, based upon consolidated Net loss, to make decisions about the Company’s operations and resource allocation. Consolidated Net loss is used to monitor budget versus actual results, and in competitive analysis by benchmarking to the Company’s competitors. The significant expenses of the Company are presented within the Consolidated Statement of Operations.
Prior to 2024, the Company operated in two business segments: (i) multifamily real estate and services, and (ii) commercial and other real estate. Performance was evaluated based on net operating income from the combined properties and operations within each segment. The table below presents selected results of operations for the years ended December 31, 2023 and 2022, and selected asset information as of December 31, 2023. Amounts for prior periods have been restated to conform to the current period segment reporting presentation and to align with the current property listing for discontinued operations. All properties classified as discontinued operations have been excluded. In 2024, the Company classified and sold its last remaining non-strategic office asset as discontinued operations (dollars in thousands):

Total Company
Total revenues:
2023	260,295
2022	213,355

Total operating and interest expenses (a):
2023	290,165
2022	223,801

Equity in earnings (loss) of unconsolidated joint ventures:
2023	3,102
2022	1,200

Net operating income (loss) (b):
2023	(26,768)
2022	(9,246)

Total assets:
2023	3,241,046

Total long-lived assets (c):
2023	3,011,815

Total investments in unconsolidated joint ventures:
2023	117,954
(a)Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; property management; general and administrative, transaction-related costs and interest expense, net of interest and other investment income and other income (expense), net.
(b)Net operating income (loss) represents total revenues less total operating and interest expenses (as defined and classified in Note “a”), plus equity in earnings (loss) of unconsolidated joint ventures, for the periods.
(c)Long-lived assets are comprised of net investment in rental property and unbilled rents receivable.

Veris Residential, Inc.
The following schedule reconciles net operating income (loss) to net income (loss) available to common shareholders (dollars in thousands):

	Year Ended December 31,
	2023	2022
Net operating income (loss)	$(26,768)	$(9,246)
Add (deduct):
Depreciation and amortization	(86,235)	(77,903)
Land and other impairments, net	(9,324)	(9,368)
Gain (loss) on disposition of developable land	7,068	57,262
Gain (loss) from extinguishment of debt, net	(5,606)	(129)
Income (loss) from continuing operations before income tax expense	(120,865)	(39,384)
Provision for income taxes	(492)	—
Loss from continuing operations after income tax expense	(121,357)	(39,384)
Discontinued operations
Income (loss) from discontinued operations	(32,686)	(64,854)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	41,682	69,353
Total discontinued operations, net	8,996	4,499
Net income (loss)	(112,361)	(34,885)
Noncontrolling interests in consolidated joint ventures	2,319	3,079
Noncontrolling interests in Operating Partnership of loss (income) from continuing operations	11,174	5,688
Noncontrolling interests in Operating Partnership in discontinued operations	(779)	(414)
Redeemable noncontrolling interests	(7,618)	(25,534)
Net income (loss) available to common shareholders	$(107,265)	$(52,066)

Veris Residential, L.P.
The following schedule reconciles net operating income (loss) to net income (loss) available to common unitholders (dollars in thousands):

	Year Ended December 31,
	2023	2022
Net operating income (loss)	$(26,768)	$(9,246)
Add (deduct):
Depreciation and amortization	(86,235)	(77,903)
Land and other impairments, net	(9,324)	(9,368)
Gain (loss) on disposition of developable land	7,068	57,262
Gain (loss) from extinguishment of debt, net	(5,606)	(129)
Income (loss) from continuing operations before income tax expense	(120,865)	(39,384)
Provision for income taxes	(492)	—
Income (loss) from continuing operations after income tax expense	(121,357)	(39,384)
Discontinued operations
Income (loss) from discontinued operations	(32,686)	(64,854)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	41,682	69,353
Total discontinued operations, net	8,996	4,499
Net income (loss)	(112,361)	(34,885)
Noncontrolling interests in consolidated joint ventures	2,319	3,079
Redeemable noncontrolling interests	(7,618)	(25,534)
Net income (loss) available to common unitholders	$(117,660)	$(57,340)

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2024
(dollars in thousands)
SCHEDULE III

Property Location	Property Type	Year Built	Acquired	Related Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition (c)	Gross Amount at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)

					Land	Building and Improvements		Land	Building and Improvements

NEW JERSEY
Bergen County
Park Ridge
The James	Multifamily	2021	2022	(d)	$12,047	$114,208	$1,419	$12,047	$115,627	$127,674	$7,091

Essex County
Millburn (Short Hills)
The Upton	Multifamily	2021	—	74,730	2,850	—	92,025	2,850	92,025	94,875	8,904

Hudson County
Jersey City
Haus25	Multifamily	2022	—	335,555	53,421	420,959	764	53,421	421,723	475,144	30,644
Liberty Towers	Multifamily	2003	2019	(d)	66,670	328,347	16,076	66,670	344,423	411,093	44,348
BLVD 475	Multifamily	2011	2017	164,670	58,761	240,871	8,070	58,761	248,941	307,702	48,867
Soho Lofts	Multifamily	2017	2019	(d)	27,601	224,039	6,573	27,601	230,612	258,213	32,899
BLVD 425	Multifamily	2003	2018	130,800	48,820	160,740	7,552	48,820	168,292	217,112	27,404
BLVD 401	Multifamily	2016	2019	115,255	36,595	152,440	816	36,595	153,256	189,851	22,925
Weehawken
Port Imperial Garage/Retail North	Other	2016	2016	—	350	—	30,644	1,958	29,036	30,994	7,657
Port Imperial Garage/Retail South	Other	2013	2013	30,961	13,099	56,669	(19,213)	13,099	37,456	50,555	10,893
RiverHouse 9 at Port Imperial	Multifamily	2021	—	109,429	2,686	—	154,751	2,686	154,751	157,437	13,166
RiverHouse 11 at Port Imperial	Multifamily	2018	2018	99,917	22,047	—	112,703	22,047	112,703	134,750	19,313
West New York
Riverwalk at Port Imperial	Other	2008	2020	—	4,305	8,216	1,614	4,305	9,830	14,135	1,518

Morris County
Morris Plains
Signature Place	Multifamily	2018	2018	(d)	930	—	56,583	930	56,583	57,513	9,865

NEW YORK
Westchester County
Eastchester
Quarry Place at Tuckahoe	Multifamily	2016	2016	40,829	5,585	3,400	48,951	5,585	52,351	57,936	11,172

MASSACHUSETTS
Middlesex County
Malden
The Emery	Multifamily	2020	2014	70,272	4,115	86,093	10,060	9,104	91,164	100,268	11,792

Suffolk County
East Boston
Portside at East Pier	Multifamily	2015	2016	55,732	—	73,713	908	—	74,621	74,621	19,835
Portside 2 at East Pier	Multifamily	2018	2018	95,324	—	37,114	77,336	—	114,450	114,450	19,200

Worcester County
Worcester
145 Front at City Square	Multifamily	2018	2015	(d)	4,380	—	92,525	4,380	92,525	96,905	16,211

Projects Under Development
and Developable Land				—	88,087	48,736	—	88,087	48,736	136,823	212

Furniture, Fixtures
and Equipment				—	—	—	112,201	—	112,201	112,201	68,615

TOTALS				$1,323,474	$452,349	$1,955,545	$812,358	$458,946	$2,761,306	$3,220,252	$432,531
(a)The aggregate cost for federal income tax purposes at December 31, 2024 was approximately $2.1 billion.
(b)Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(c)These costs are net of impairments and valuation allowances recorded, if any.
(d)As of December 31, 2024, The James, 145 Front at City Square, Soho Lofts, Signature Place, and Liberty Towers are encumbered by the Company's 2024 Credit Agreement.

VERIS RESIDENTIAL, INC./VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTE TO SCHEDULE III
Changes in rental properties and accumulated depreciation for the periods ended December 31, 2024, 2023 and 2022 are as follows: (dollars in thousands)

	2024	2023	2022
Rental Properties
Balance at beginning of year	$3,391,488	$4,046,122	$4,076,866
Additions	26,269	25,661	845,900
Sales and assets held-for-sale	(194,061)	(608,276)	(747,407)
Impairments	(2,619)	(72,019)	(129,237)
Retirements/disposals	(824)	—	—
Balance at end of year	$3,220,252	$3,391,488	$4,046,122

Accumulated Depreciation
Balance at beginning of year	$443,781	$631,910	$583,416
Depreciation expense	82,550	94,590	102,476
Sales and assets held-for-sale	(92,976)	(243,217)	(28,924)
Impairments	—	(39,502)	(25,058)
Retirements/disposals	(824)	—	—
Balance at end of year	$432,531	$443,781	$631,910

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Articles of Restatement of Veris Residential, Inc. dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

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

10.7#
Stock Option Agreement between Veris Residential, Inc. and Mahbod Nia dated March 10, 2021 (filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2021 and incorporated herein by reference).

10.8#
Amended and Restated Employment Agreement dated as of June 9, 2021, by and among Anna Malhari, Mack-Cali UK Ltd. And Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2021 and incorporated herein by reference).

10.9#
Executive Employment Agreement dated January 11, 2022 by and between Amanda Lombard and Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2022 and incorporated herein by reference).

10.10#
Executive Employment Agreement dated March 25, 2022 by and between Jeffrey Turkanis and Veris Residential, Inc. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference).

10.11#
Executive Employment Agreement dated March 25, 2022 by and between Taryn Fielder and Veris Residential, Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference).

10.12#	Veris Residential, Inc. Clawback Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2021 and incorporated herein by reference).

10.13#	Form of 2021 Restricted Stock Unit Agreement (TRSUs, PRSUs and OPRSUs) (filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2021 and incorporated herein by reference.

10.14	Veris Residential, Inc. Dodd-Frank Clawback Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 4, 2023 and incorporated herein by reference).

10.15#
Amended and Restated Executive Employment Agreement dated as of March 8, 2024 by and among Mahbod Nia, Veris Residential UK Ltd. And Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 11, 2024 and incorporated herein by reference).

10.16+
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

10.17
Parent Guaranty dated of Veris Residential, Inc. dated April 22, 2024 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.18
Subsidiary Guaranty of the subsidiary guarantors of Veris Residential, L.P. party thereto dated April 22, 2024 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.19
Pledge and Security Agreement by and among Veris Residential, L.P., as borrower, the subsidiary pledgees of Veris Residential, L.P. party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated April 22, 2024 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.20#	Veris Residential, Inc. 2024 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-280397, and incorporated herein by reference).

19.1*	Veris Residential, Inc. Policy on Insider Trading (filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference).

21.1*	Subsidiaries of the General Partner.

21.2*	Subsidiaries of the Operating Partnership.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the General Partner.

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the Operating Partnership.

31.1*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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

101.1*
The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

Veris Residential, Inc.
(Registrant)

Date: February 24, 2025	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date: February 24, 2025	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)

	By:	Veris Residential, Inc.
its General Partner

Date: February 24, 2025	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date: February 24, 2025	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Tammy K. Jones	Chair of the Board	February 24, 2025
Tammy K. Jones

/s/ Mahbod Nia	Chief Executive Officer and Director	February 24, 2025
Mahbod Nia	(principal executive officer)

/s/ Amanda Lombard	Chief Financial Officer	February 24, 2025
Amanda Lombard	(principal financial officer and principal accounting officer)

/s/ Frederic Cumenal	Director	February 24, 2025
Frederic Cumenal

/s/ Ronald Dickerman	Director	February 24, 2025
Ronald Dickerman

/s/ A. Akiva Katz	Director	February 24, 2025
A. Akiva Katz

/s/ Nori Gerardo Lietz	Director	February 24, 2025
Nori Gerardo Lietz

/s/ Victor B. MacFarlane	Director	February 24, 2025
Victor MacFarlane

/s/ Howard S. Stern	Director	February 24, 2025
Howard S Stern

/s/ Stephanie L. Williams	Director	February 24, 2025
Stephanie L. Williams