Form 10-Q
period 2025-03-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2025-04-23
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
As of April 21, 2025, there were 93,321,214 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” "Veris," “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of March 31, 2025, the General Partner owned an approximate 91.5 percent common unit interest in the Operating Partnership. The remaining approximate 8.5 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Veris Residential, Inc.’s and Veris Residential, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	March 31, 2025	December 31, 2024
Rental property
Land and leasehold interests	$456,789	$458,946
Buildings and improvements	2,627,149	2,634,321
Tenant improvements	15,067	14,784
Furniture, fixtures and equipment	113,997	112,201
	3,213,002	3,220,252
Less – accumulated depreciation and amortization	(451,540)	(432,531)
	2,761,462	2,787,721
Real estate held for sale, net	9,138	7,291
Net investment in rental property	2,770,600	2,795,012
Cash and cash equivalents	7,596	7,251
Restricted cash	14,512	17,059
Investments in unconsolidated joint ventures	111,607	111,301
Unbilled rents receivable, net	2,409	2,253
Deferred charges and other assets, net	43,680	48,476
Accounts receivable	1,169	1,375
Total assets	$2,951,573	$2,982,727
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$345,172	$348,839
Mortgages, loans payable and other obligations, net	1,322,036	1,323,474
Dividends and distributions payable	8,485	8,533
Accounts payable, accrued expenses and other liabilities	40,648	42,744
Rents received in advance and security deposits	11,529	11,512
Accrued interest payable	5,232	5,262
Total liabilities	1,733,102	1,740,364
Commitments and contingencies
Redeemable noncontrolling interests	9,294	9,294
Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 93,311,881 and 92,912,253 shares outstanding	933	929
Additional paid-in capital	2,564,846	2,564,495
Dividends in excess of net earnings	(1,484,436)	(1,466,187)
Accumulated other comprehensive income (loss)	(857)	154
Total Veris Residential, Inc. stockholders’ equity	1,080,486	1,099,391
Noncontrolling interests in subsidiaries:
Operating Partnership	99,814	102,588
Consolidated joint ventures	28,877	31,090
Total noncontrolling interests in subsidiaries	128,691	133,678
Total equity	1,209,177	1,233,069
Total liabilities and equity	$2,951,573	$2,982,727
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
REVENUES	2025	2024
Revenue from leases	$61,965	$60,642
Management fees	718	922
Parking income	3,749	3,745
Other income	1,324	2,031
Total revenues	67,756	67,340
EXPENSES
Real estate taxes	9,212	9,177
Utilities	2,807	2,271
Operating services	10,993	12,570
Property management	4,385	5,242
General and administrative	10,068	11,088
Transaction related costs	308	516
Depreciation and amortization	21,253	20,117
Land and other impairments, net	3,200	—
Total expenses	62,226	60,981
OTHER (EXPENSE) INCOME
Interest expense	(22,960)	(21,500)
Interest and other investment income	25	538
Equity in earnings (losses) of unconsolidated joint ventures	3,842	254
Gain (loss) on disposition of developable land	(156)	784
Gain (loss) on sale of unconsolidated joint venture interests	—	7,100
Other income (expense), net	(105)	255
Total other (expense) income, net	(19,354)	(12,569)
Income (loss) from continuing operations before income tax expense	(13,824)	(6,210)
Provision for income taxes	(42)	(59)
Income (loss) from continuing operations after income tax expense	(13,866)	(6,269)
Discontinued operations:
Income (loss) from discontinued operations	136	252
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	1,548
Total discontinued operations, net	136	1,800
Net income (loss)	(13,730)	(4,469)
Noncontrolling interests in consolidated joint ventures	2,125	495
Noncontrolling interests in Operating Partnership of income (loss) from continuing operations	998	523
Noncontrolling interests in Operating Partnership in discontinued operations	(11)	(155)
Redeemable noncontrolling interests	(81)	(297)
Net income (loss) available to common shareholders	$(10,699)	$(3,903)
Basic earnings per common share:
Income (loss) from continuing operations	$(0.12)	$(0.06)
Discontinued operations	—	0.02
Net income (loss) available to common shareholders	$(0.12)	$(0.04)
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.12)	$(0.06)
Discontinued operations	—	0.02
Net income (loss) available to common shareholders	$(0.12)	$(0.04)
Basic weighted average shares outstanding	93,059	92,275
Diluted weighted average shares outstanding	101,690	100,968
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(13,730)	$(4,469)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	(1,104)	1,092
Comprehensive income (loss)	$(14,834)	$(3,377)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	2,125	495
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(81)	(297)
Comprehensive loss (income) attributable to noncontrolling interests in Operating Partnership	1,303	274
Comprehensive income (loss) attributable to common shareholders	$(11,487)	$(2,905)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended March 31, 2025	Shares	Par Value
Balance at January 1, 2025	92,912	$929	$2,564,495	$(1,466,187)	$154	$133,678	$1,233,069
Net income (loss)	—	—	—	(10,699)	—	(3,031)	(13,730)
Common stock dividends	—	—	—	(7,550)	—	—	(7,550)
Unit distributions	—	—	—	—	—	(690)	(690)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(88)	(88)
Redemption of common units for common stock	43	—	509	—	—	(509)	—
Redemption of common units	—	—	—	—	—	(148)	(148)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	—	—	98	—	—	—	98
Stock compensation	596	6	3,316	—	—	—	3,322
Cancellation of restricted shares	(239)	(2)	(3,921)	—	—	—	(3,923)
Other comprehensive income (loss)	—	—	—	—	(1,011)	(93)	(1,104)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	347	—	—	(347)	—
Balance at March 31, 2025	93,312	$933	$2,564,846	$(1,484,436)	$(857)	$128,691	$1,209,177

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended March 31, 2024	Shares	Par Value
Balance at January 1, 2024	92,229	$922	$2,553,060	$(1,418,312)	$1,808	$142,075	$1,279,553
Net income (loss)	—	—	—	(3,903)	—	(566)	(4,469)
Shares issued under ATM Program, net	—	—	(55)	—	—	—	(55)
Common stock dividends	—	—	—	(4,984)	—	—	(4,984)
Unit distributions	—	—	—	—	—	(457)	(457)
Redeemable noncontrolling interests	—	—	—	—	—	(297)	(297)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(933)	(933)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	99	—	—	—	99
Stock compensation	258	3	4,197	—	—	—	4,200
Cancellation of restricted shares	(102)	(1)	(1,533)	—	—	—	(1,534)
Other comprehensive income (loss)	—	—	—	—	998	94	1,092
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(69)	—	—	69	—
Balance at March 31, 2024	92,385	$924	$2,555,700	$(1,427,199)	$2,806	$139,985	$1,272,216

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net income (loss)	$(13,730)	$(4,469)
Net loss (income) from discontinued operations	(136)	(1,800)
Net income (loss) from continuing operations	(13,866)	(6,269)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	21,250	20,109
Amortization of deferred compensation stock units	98	99
Amortization of stock compensation	3,268	4,200
Amortization of deferred financing costs and derivative premiums	2,779	1,242
Equity in (earnings) loss of unconsolidated joint ventures	(3,842)	(254)
(Gain) loss on disposition of developable land	156	(784)
(Gain) loss on sale of unconsolidated joint ventures	—	(7,100)
Land and other impairments, net	3,200	—
Gain on insurance proceeds	—	(255)
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	(156)	16
Decrease (increase) in deferred charges and other assets	1,844	3,909
Decrease (increase) in accounts receivable, net	206	(131)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,895)	239
(Decrease) increase in rents received in advance and security deposits	17	383
(Decrease) increase in accrued interest payable	(30)	(94)
Net cash flows provided by (used in) operating activities - continuing operations	13,029	15,310
Net cash flows provided by (used in) operating activities - discontinued operations	164	400

Net cash provided by (used in) operating activities	$13,193	$15,710

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(5,805)	$(3,228)
Development of rental property and other related costs	(1,084)	(2,329)
Proceeds from the sales of rental property and developable land	7,139	10,111
Proceeds from sale of investments in unconsolidated joint ventures	—	6,095
Repayment of notes receivable	—	24
Investment in unconsolidated joint ventures	—	(61)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,192	1,702
Proceeds from insurance settlements	—	255
Net cash provided by (used in) investing activities - continuing operations	3,442	12,569
Net cash provided by (used in) investing activities - discontinued operations	—	81,204

Net cash provided by (used in) investing activities	$3,442	$93,773

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$20,000	$—
Repayment of revolving credit facility	(24,000)	—
Repayment of mortgages, loans payable and other obligations	(2,293)	(1,760)
Redemption of redeemable noncontrolling interests, net	—	(15,700)
Common unit redemptions	(148)	—
Payment of financing costs and derivative premiums, net	(18)	(90)
Contribution from noncontrolling interests	70	—
Distribution to noncontrolling interests	(158)	(933)
Distributions to redeemable noncontrolling interests	(81)	(302)
Payment of common dividends and distributions	(8,286)	(5,338)
Share issuance proceeds (costs), net	—	(55)
Payment for taxes related to the net share settlement of stock compensation awards	(3,923)	(1,534)
Net cash provided by (used in) financing activities	$(18,837)	$(25,712)

Net increase (decrease) in cash and cash equivalents	$(2,202)	$83,771
Cash, cash equivalents and restricted cash, beginning of period (1)	24,310	54,579

Cash, cash equivalents and restricted cash, end of period (2)	$22,108	$138,350
(1)Includes Restricted Cash of $17,059 and $26,572 as of December 31, 2024 and 2023, respectively.
(2)Includes Restricted Cash of $14,512 and $25,649 as of March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	March 31, 2025	December 31, 2024
Rental property
Land and leasehold interests	$456,789	$458,946
Buildings and improvements	2,627,149	2,634,321
Tenant improvements	15,067	14,784
Furniture, fixtures and equipment	113,997	112,201
	3,213,002	3,220,252
Less – accumulated depreciation and amortization	(451,540)	(432,531)
	2,761,462	2,787,721
Real estate held for sale, net	9,138	7,291
Net investment in rental property	2,770,600	2,795,012
Cash and cash equivalents	7,596	7,251
Restricted cash	14,512	17,059
Investments in unconsolidated joint ventures	111,607	111,301
Unbilled rents receivable, net	2,409	2,253
Deferred charges and other assets, net	43,680	48,476
Accounts receivable	1,169	1,375
Total assets	$2,951,573	$2,982,727
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$345,172	$348,839
Mortgages, loans payable and other obligations, net	1,322,036	1,323,474
Dividends and distributions payable	8,485	8,533
Accounts payable, accrued expenses and other liabilities	40,648	42,744
Rents received in advance and security deposits	11,529	11,512
Accrued interest payable	5,232	5,262
Total liabilities	1,733,102	1,740,364
Commitments and contingencies
Redeemable noncontrolling interests	9,294	9,294
Partners’ Capital:
General Partner, 93,311,881 and 92,912,253 common units outstanding	1,017,045	1,035,795
Limited partners, 8,619,943 and 8,672,247 common units/LTIPs outstanding	164,112	166,030
Accumulated other comprehensive income	(857)	154
Total Veris Residential, L.P. partners’ capital	1,180,300	1,201,979
Noncontrolling interests in consolidated joint ventures	28,877	31,090
Total equity	1,209,177	1,233,069
Total liabilities and equity	$2,951,573	$2,982,727
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended March 31,
REVENUES	2025	2024
Revenue from leases	$61,965	$60,642
Management fees	718	922
Parking income	3,749	3,745
Other income	1,324	2,031
Total revenues	67,756	67,340
EXPENSES
Real estate taxes	9,212	9,177
Utilities	2,807	2,271
Operating services	10,993	12,570
Property management	4,385	5,242
General and administrative	10,068	11,088
Transaction related costs	308	516
Depreciation and amortization	21,253	20,117
Land and other impairments, net	3,200	—
Total expenses	62,226	60,981
OTHER (EXPENSE) INCOME
Interest expense	(22,960)	(21,500)
Interest and other investment income	25	538
Equity in earnings (losses) of unconsolidated joint ventures	3,842	254
Gain (loss) on disposition of developable land	(156)	784
Gain (loss) on sale of unconsolidated joint venture interests	—	7,100
Other income (expense), net	(105)	255
Total other (expense) income, net	(19,354)	(12,569)
Income (loss) from continuing operations before income tax expense	(13,824)	(6,210)
Provision for income taxes	(42)	(59)
Income (loss) from continuing operations after income tax expense	(13,866)	(6,269)
Discontinued operations:
Income (loss) from discontinued operations	136	252
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	1,548
Total discontinued operations, net	136	1,800
Net income (loss)	(13,730)	(4,469)
Noncontrolling interests in consolidated joint ventures	2,125	495
Redeemable noncontrolling interests	(81)	(297)
Net income (loss) available to common unitholders	$(11,686)	$(4,271)
Basic earnings per common unit:
Income (loss) from continuing operations	$(0.12)	$(0.06)
Discontinued operations	—	0.02
Net income (loss) available to common unitholders	$(0.12)	$(0.04)
Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.12)	$(0.06)
Discontinued operations	—	0.02
Net income (loss) available to common unitholders	$(0.12)	$(0.04)
Basic weighted average units outstanding	101,690	100,968
Diluted weighted average units outstanding	101,690	100,968
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(13,730)	$(4,469)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate caps	(1,104)	1,092
Comprehensive income (loss)	$(14,834)	$(3,377)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	2,125	495
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(81)	(297)
Comprehensive income (loss) attributable to common unitholders	$(12,790)	$(3,179)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended March 31, 2025	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2025	92,912	8,672	$1,035,795	$166,030	$154	$31,090	$1,233,069
Net income (loss)	—	—	(10,699)	(987)	—	(2,044)	(13,730)
Unit distributions	—	—	(7,550)	(690)	—	—	(8,240)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(88)	(88)
Redemption of limited partners common units for shares of general partner common units	43	(43)	—	—	—	—	—
Redemption of limited partner common units	—	(9)	—	(148)	—	—	(148)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	—	—	98	—	—	—	98
Other comprehensive income (loss)	—	—	—	(93)	(1,011)	—	(1,104)
Stock compensation	596	—	3,322	—	—	—	3,322
Cancellation of restricted shares	(239)	—	(3,923)	—	—	—	(3,923)
Balance at March 31, 2025	93,312	8,620	$1,017,045	$164,112	$(857)	$28,877	$1,209,177

For the Three Months Ended March 31, 2024	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2024	92,229	8,693	$1,071,973	$170,903	$1,808	$34,869	$1,279,553
Net income (loss)	—	—	(3,903)	(368)	—	(198)	(4,469)
Shares issued under ATM Program, net	—	—	(55)	—	—	—	(55)
Unit distributions	—	—	(4,984)	(457)	—	—	(5,441)
Redeemable noncontrolling interests	—	—	—	—	—	(297)	(297)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(933)	(933)
Vested LTIP units	—	1	—	—	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	99	—	—	—	99
Other comprehensive income (loss)	—	—	—	94	998	—	1,092
Stock compensation	258	—	4,200	—	—	—	4,200
Cancellation of restricted shares	(102)	—	(1,534)	—	—	—	(1,534)
Balance at March 31, 2024	92,385	8,694	$1,065,797	$170,172	$2,806	$33,441	$1,272,216

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net loss	$(13,730)	$(4,469)
Net (income) loss from discontinued operations	(136)	(1,800)
Net loss from continuing operations	(13,866)	(6,269)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	21,250	20,109
Amortization of deferred compensation stock units	98	99
Amortization of stock compensation	3,268	4,200
Amortization of deferred financing costs and derivative premiums	2,779	1,242
Equity in (earnings) loss of unconsolidated joint ventures	(3,842)	(254)
Gain (loss) on disposition of developable land	156	(784)
(Gain) loss on sale of unconsolidated joint ventures	—	(7,100)
Land and other impairments, net	3,200	—
Gain on insurance proceeds	—	(255)
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	(156)	16
Decrease (increase) in deferred charges and other assets	1,844	3,909
Decrease (increase) in accounts receivable, net	206	(131)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,895)	239
(Decrease) increase in rents received in advance and security deposits	17	383
(Decrease) increase in accrued interest payable	(30)	(94)
Net cash flows provided by (used in) operating activities - continuing operations	13,029	15,310
Net cash flows provided by (used in) operating activities - discontinued operations	164	400

Net cash provided by (used in) operating activities	$13,193	$15,710

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(5,805)	$(3,228)
Development of rental property and other related costs	(1,084)	(2,329)
Proceeds from the sales of rental property and developable land	7,139	10,111
Proceeds from sale of investments in joint ventures	—	6,095
Repayment of notes receivable	—	24
Investment in unconsolidated joint ventures	—	(61)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,192	1,702
Proceeds from insurance settlements	—	255
Net cash provided by (used in) investing activities - continuing operations	3,442	12,569
Net cash provided by (used in) investing activities - discontinued operations	—	81,204

Net cash provided by (used in) investing activities	$3,442	$93,773

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$20,000	$—
Repayment of revolving credit facility	(24,000)	—
Repayment of mortgages, loans payable and other obligations	(2,293)	(1,760)
Redemption of redeemable noncontrolling interests, net	—	(15,700)
Common unit redemptions	(148)	—
Payment of financing costs and derivative premiums, net	(18)	(90)
Contribution from noncontrolling interests	70	—
Distribution to noncontrolling interests	(158)	(933)
Distributions to redeemable noncontrolling interests	(81)	(302)
Payment of common dividends and distributions	(8,286)	(5,338)
Share issuance proceeds (costs), net	—	(55)
Payment for taxes related to the net share settlement of stock compensation awards	(3,923)	(1,534)
Net cash provided by (used in) financing activities	$(18,837)	$(25,712)

Net decrease in cash and cash equivalents	$(2,202)	$83,771
Cash, cash equivalents and restricted cash, beginning of period (1)	24,310	54,579

Cash, cash equivalents and restricted cash, end of period (2)	$22,108	$138,350
(1)Includes Restricted Cash of $17,059 and $26,572 as of December 31, 2024 and 2023, respectively.
(2)Includes Restricted Cash of $14,512 and $25,649 as of March 31, 2025 and 2024, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.5 percent common unit interest in the Operating Partnership as of March 31, 2025 and December 31, 2024.
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
As of March 31, 2025, the Company owned or had interests in 22 multifamily rental properties, as well as non-core assets comprised of three parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 19 wholly-owned or Company-controlled properties comprised of 16 multifamily properties and three non-core assets, plus developable land and (b) six multifamily properties and one developable land parcel owned by unconsolidated joint ventures in which the Company has investment interests.
BASIS OF PRESENTATION
The accompanying consolidated financial statements reflect all accounts of the Company, including its controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. See Note 2 to the 2024 10-K: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.
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
As of March 31, 2025 and December 31, 2024, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, have total real estate assets of $438.2 million and $442.4 million, respectively, other assets of $5.7 million and $5.6 million, respectively, mortgages of $283.5 million and $284.1 million, respectively, and other liabilities of $15.2 million.
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
During 2024, the Company revised the terminology used for certain financial statement line items to better align with its operational activities and provide a clearer representation of the nature of its business. The Company has renamed financial statement line items “Real estate services” and “Real estate services expenses” on the Consolidated Statements of Operations as “Management fees” and “Property management,” respectively. The change in terminology does not impact the amounts reported in the financial statements. Comparative periods have been renamed to reflect this change for consistency.
2.    SIGNIFICANT ACCOUNTING POLICIES
These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2024, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.
Dividends and Distributions Payable
The Board of Directors considers a variety of factors when setting the Company's dividends including the Company’s earnings, income tax projections, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, economic conditions and other factors.

On February 27, 2025, the Company declared a $0.08 dividend per common share, which was paid on April 10, 2025 to shareholders of record as of the close of business on March 31, 2025.

At March 31, 2025 and December 31, 2024, the balance of the distributions payable was $8.5 million.
Impact of Recently-Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The guidance requires disclosing disaggregated information about certain income statement expense captions but does not change the presentation of expense information or expense captions reported on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 will have on the Company's consolidated financial statements.

3.    INVESTMENTS IN RENTAL PROPERTIES
Dispositions of Rental Properties and Developable Land
The Company disposed of the following developable land holding during the three months ended March 31, 2025 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value		Realized Gains (Losses)/ Unrealized Losses, net
01/24/25	65 Livingston	Roseland, NJ	$7,139	$7,295	(a)	$(156)
Totals			$7,139	$7,295		$(156)
(a) Carrying value reflects previously recorded impairment charges of $2.6 million.

The Company disposed of the following rental properties during the three months ended March 31, 2024 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds	Net Carrying Value	Discontinued Operations Realized Gains (Losses)/ Unrealized Losses, net
03/20/24	Harborside 5	Jersey City, New Jersey	1	977,225	Office	$81,515	$81,228	$287
	Others (a)							1,261
Totals						$81,515	$81,228	$1,548
(a) Others represent resolution of estimated accrued expenses from various previously sold rental properties.
The Company disposed of the following developable land holding during the three months ended March 31, 2024 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value	Realized Gains (Losses)/ Unrealized Losses, net
01/03/24	2 Campus	Parsippany-Troy Hills, New Jersey	$10,155	$9,371	$784
Totals			$10,155	$9,371	$784
Dispositions of Unconsolidated Joint Ventures
In April 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey and PI North developable land parcels in West New York, New Jersey for $7.1 million.
In January 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million during the three months ended
March 31, 2024.
Acquisitions of Unconsolidated Joint Venture Interests
In April 2025, the Company acquired the remaining 15% interest in the joint venture owning Urby at Harborside for $38.5 million. Upon closing, the Company owned 100% of the interests in the property, and as a result, consolidated the multifamily asset and the corresponding property-level mortgage of $181.8 million for reporting purposes. The property-level mortgage was subsequently modified to be an interest-only mortgage.
Real Estate Held for Sale
As of March 31, 2025, the Company had classified two developable land parcels, which are located in Wall Township, New Jersey and White Plains, New York, as held for sale. In April 2025, the developable land parcel located in Wall Township, New Jersey was sold for gross proceeds of $31.0 million.
As of December 31, 2024, the Company had classified a developable land parcel, located in Roseland, New Jersey as held for sale, which was sold in January 2025.
The following table summarizes the real estate held for sale, net as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Land	$2,157	$9,910
Building & Other	9,054	—
Less: Accumulated depreciation	(2,073)	—
Less: Cumulative unrealized losses on property held for sale	—	(2,619)
Real estate held for sale, net	$9,138	$7,291
Discontinued Operations
The Company has discontinued operations related to its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) which represented a strategic shift in the Company’s operations. See Note 7: Discontinued Operations.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2025, the Company had an aggregate investment of approximately $111.6 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage properties, or to acquire land in anticipation of possible development of rental properties. As of March 31, 2025, the unconsolidated joint ventures owned: six multifamily properties totaling 2,087 apartment units and interests and/or rights to developable land parcels able to accommodate up to 829 apartment units. The Company’s unconsolidated interests range from 20 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.
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
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.7 million and $0.8 million for such services in the three months ended March 31, 2025 and 2024, respectively. The Company had $0.3 million and $0.5 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.

The following is a summary of the Company's unconsolidated joint ventures as of March 31, 2025 and December 31, 2024 (dollars in thousands):

						Property Debt
Entity / Property Name	Number of Apartment Units		Company's Effective Ownership % (a)	Carrying Value		As of March, 31, 2025

				March 31, 2025	December 31, 2024	Balance	Maturity Date		Interest Rate
Multifamily
Metropolitan at 40 Park (b)	130	units	25.0%	$441	$689	$34,100	10/10/25	SOFR+	2.85%
RiverTrace at Port Imperial	316	units	22.5%	3,917	4,074	82,000	11/10/26		3.21%
The Capstone at Port Imperial	360	units	40.0%	19,810	20,519	135,000	12/22/25	SOFR+	1.20%
Riverpark at Harrison	141	units	45.0%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.0%	31,497	31,509	86,812	07/01/33		4.82%
Urby at Harborside (c)	762	units	85.0%	54,264	52,832	181,810	08/01/29		5.20%
PI North - Land (b)	829	potential units	20.0%	1,678	1,678	—	—		—
Totals:				$111,607	$111,301	$549,914
(a)Company's effective ownership percentage represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
(b)The Company's ownership interests in these ventures are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term. In April 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey and PI North developable land parcels in West New York, New Jersey. Refer to Note 3 - Investments in Rental Properties - Dispositions of Unconsolidated Joint Ventures.
(c)The Company owns an 85 percent interest with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines. In April 2025, the Company acquired the remaining 15% interest in the joint venture. Refer to Note 3 - Investments in Rental Properties - Acquisitions of Unconsolidated Joint Venture Interests.
The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended March 31,
Entity / Property Name	2025	2024
Multifamily
Metropolitan and Lofts at 40 Park (a)	$(249)	$(427)
RiverTrace at Port Imperial	160	159
The Capstone at Port Imperial	161	49
Riverpark at Harrison	54	68
Station House	(11)	(38)
Urby at Harborside	3,727	503
PI North - Land	—	(60)

Company's equity in earnings (loss) of unconsolidated joint ventures (b)	$3,842	$254
(a)In January 2024, the joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million.
(b)Amounts are net of amortization of basis differences of $154 thousand for each of the three months ended March 31, 2025 and 2024.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	March 31, 2025	December 31, 2024
Deferred leasing costs	$4,821	$4,765
Deferred financing costs (a)	6,307	6,296
Deferred charges	11,128	11,061
Accumulated amortization	(5,175)	(4,558)
Deferred charges, net	5,953	6,503
In-place lease values, related intangibles and other assets, net	9,431	9,519
Right of use assets (b)	4,883	5,145
Prepaid expenses and other assets, net	23,413	27,309

Total deferred charges and other assets, net	$43,680	$48,476
(a)This amount relates to the deferred financing costs associated with the revolving credit facility. Deferred financing costs related to all other debt liabilities are netted against those debt liabilities for all periods presented.
(b)This amount has a corresponding liability of $6.3 million and $6.5 million as of March 31, 2025 and December 31, 2024, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease agreements for further details.
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $1.3 million will be reclassified as an increase to interest expense.
As of March 31, 2025, the Company had six interest rate caps outstanding and in effect with a notional amount of $441.5 million designated as cash flow hedges of interest rate risk, and one undesignated interest rate cap outstanding and in effect with a notional amount of $150.0 million.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 (dollars in thousands):

Derivative Instruments	Fair Value		Balance sheet location
	March 31, 2025	December 31, 2024
Interest rate caps designated as hedging instruments	$3,122	$4,953	Deferred charges and other assets, net
Interest rate caps not designated as hedging instruments	269	525	Deferred charges and other assets, net

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (a) (b)		Total Amount of Interest Expense presented in the Consolidated Statements of Operations
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024	2025	2024
Interest Rate Caps	$(901)	$966	$(141)	$1,058	$(22,960)	$(21,500)
(a)Amounts exclude net losses of $0.3 million and net gains of $1.2 million recognized on unconsolidated jointly owned investments during the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025, the Company did not have any interest rate derivatives in a net liability position.
6.    RESTRICTED CASH
Restricted cash generally includes resident and tenant security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	March 31, 2025	December 31, 2024
Security deposits	$9,287	$9,410
Escrow and other reserve funds	5,225	7,649

Total restricted cash	$14,512	$17,059
7.    DISCONTINUED OPERATIONS
The Company's sale of its former Office Portfolio represented a strategic shift in the Company’s operations. As such, the results of these sold properties are classified as discontinued operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net, for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Total Revenues	$141	$2,999
Operating and other expenses, net	(5)	(2,284)
Depreciation and amortization	—	(668)
Equity in earnings of unconsolidated joint ventures	—	205

Income from discontinued operations	136	252

Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	1,548

Total discontinued operations, net	$136	$1,800
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
The 2024 Credit Agreement includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios (prior to the Operating Partnership’s election of equity-secured financial covenants) relating to (a) the maximum total leverage ratio (65%), (b) the minimum debt service coverage ratio (1.25 times), (c) the minimum tangible net worth ratio (80% of tangible net worth as of April 22, 2024 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), (d) the maximum unhedged variable rate debt ratio (30%), and (e) financial ratios (after the Operating Partnership's election of equity-secured financial covenants) relating to (i) the maximum total leverage ratio (60 percent), (ii) the minimum debt service coverage ratio (1.50 times), (iii) the minimum tangible net worth ratio (80% of tangible net worth as of April 22, 2024 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), and (iv) the maximum unhedged variable rate debt ratio (30%).
As of March 31, 2025, the outstanding principal balances of the 2024 Term Loan and 2024 Revolving Credit Facility were $200 million and $148 million, respectively. As of March 31, 2025, the effective interest rate applicable to the 2024 Credit Facility was 6.23%.
As of March 31, 2025, The James, 145 Front at City Square, Soho Lofts, Signature Place, and Liberty Towers are encumbered by the Company's credit facilities, with a total carrying value of approximately $0.9 billion.
The Company was in compliance with its debt covenants under the 2024 Credit Agreement as of March 31, 2025.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties. As of March 31, 2025, 12 of the Company’s properties, with a total carrying value of approximately $1.8 billion, are encumbered by the Company's mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of March 31, 2025.
A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	March 31, 2025	December 31, 2024	Maturity
Portside 2 at East Pier (b)	New York Life Insurance Company		4.56%	95,022	95,427	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	115,010	115,515	08/10/26
Portside at East Pier (c)	KKR	SOFR+	2.75%	56,500	56,500	09/07/26
The Upton (d)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
RiverHouse 9 at Port Imperial (e)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe	Natixis Real Estate Capital LLC		4.48%	41,000	41,000	08/05/27
BLVD 475	The Northwestern Mutual Life Insurance Co.		2.91%	163,844	164,712	11/10/27
Haus25	Freddie Mac		6.04%	343,061	343,061	09/01/28
RiverHouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	30,957	31,098	12/01/29
The Emery at Overlook Ridge (f)	Flagstar Bank		3.21%	70,279	70,653	01/01/31

Principal balance outstanding				1,331,673	1,333,966
Unamortized deferred financing costs				(9,637)	(10,492)

Total mortgages, loans payable and other obligations, net				$1,322,036	$1,323,474
(a)Reflects effective rate of debt, including deferred financing costs, comprised of debt initiation costs, and other transaction costs, as applicable.
(b)On June 11, 2024, the lender terminated the Company's payment guarantee of 10 percent of the outstanding principal.
(c)As of March 31, 2025, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in September 2026.
(d)As of March 31, 2025, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in November 2026.
(e)As of March 31, 2025, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in July 2026.
(f)Effective rate reflects the fixed rate period, which ends on January 1, 2026. After that period ends, the Company must make a one-time election of how to compute the interest rate for this loan: (a) the floating-rate option, the sum of the highest prime rate as published in the New York Times on each applicable Rate Change Date plus 2.75% annually or (b) the fixed-rate option, the sum of the Five Year Fixed Rate Advance of the Federal Home Loan Bank of New York in effects as of the first business day of the month which is three months prior to the Rate Change Date plus 3.00% annually.
Cash Paid for Interest
Cash paid for interest for the three months ended March 31, 2025 and 2024 was $19.1 million and $19.5 million, respectively. No interest was capitalized by the Company for the three months ended March 31, 2025 and 2024.
Summary of Indebtedness

(dollars in thousands)	March 31, 2025		December 31, 2024
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a)	$1,667,208	5.05%	$1,670,313	5.05%
Unhedged portion of Revolving Credit Facility	—	—%	2,000	7.08%

Totals/Weighted Average, net of unamortized deferred financing costs (b):	$1,667,208	5.05%	$1,672,313	5.05%
(a)     As of March 31, 2025 and December 31, 2024, includes debt with interest rate caps outstanding with a notional amount of $591.5 million.
(b)    Excludes $4.2 million and $4.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of March 31, 2025 and December 31, 2024, respectively.

10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax and post-tax contributions, as well as any matching or profit sharing contributions made on their behalf by the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.2 million, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2025 and December 31, 2024. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Items Measured at Fair Value on a Recurring Basis
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2025 and December 31, 2024.
The fair value of the Company’s long-term debt, consisting of the credit facility, mortgages, loans payable and other obligations aggregated approximately $1.6 billion as compared to the book value of approximately $1.7 billion as of March 31, 2025 and December 31, 2024. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
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
During the three months ended March 31, 2025, the Company recognized an impairment charge of $3.2 million on one developable land parcel located in Weehawken, NJ based upon its estimated selling price. The impairment charge was recorded in Land and other impairments, net, on the Company's Consolidated Statements of Operations.

There were no impairment charges recognized during the three months ended March 31, 2024.
12.    COMMITMENTS AND CONTINGENCIES
PILOT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties as follows:

				PILOT Payments
Property Name	Location	Asset Type	PILOT Expiration Dates	Three Months Ended March 31,
				2025	2024
				(Dollars in Thousands)
BLVD 401 (a)	Jersey City, NJ	Multifamily	4/2026	$537	$442
RiverHouse 11 at Port Imperial (b)	Weehawken, NJ	Multifamily	7/2033	483	457
RiverHouse 9 at Port Imperial (c)	Weehawken, NJ	Multifamily	6/2046	447	407
Haus25 (d)	Jersey City, NJ	Multifamily	3/2047	765	697
The James (e)	Park Ridge, NJ	Multifamily	6/2051	227	206
Total PILOT taxes				$2,459	$2,209
(a)The annual PILOT is equal to 10 percent percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined.
(b)The annual PILOT is equal to 12 percent of Gross Revenues for years 1-5, 13 percent for years 6-10 and 14 percent for years 11-15, as defined.
(c)The annual PILOT is equal to 11 percent of Gross Revenues for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined.
(d)The annual PILOT is equal to seven percent of Gross Revenues, as defined, for a term of 25 years.
(e)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-10, 11.5 percent for years 11-21 and 12.5 percent for years 22-30, as defined.
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
In 2024, the Company identified potential contingent liabilities related to reverse real estate tax appeals for certain previously-sold land parcels located in Jersey City, NJ. In accordance with ASC 450, the Company evaluated the estimability and probability of these potential obligations and recorded a contingent liability of $2.1 million, inclusive of associated legal costs, in Accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. The ultimate resolution of these matters may result in recognition of amounts different from the accrued amount, and the timing of the ultimate resolution of these contingent liabilities is uncertain. The Company will continue to monitor developments and adjust the estimated liability as new information becomes available.

On April 23, 2025, the Company was named as a defendant in a case brought by the Attorney General of the State of New Jersey alleging antitrust violations by RealPage, Inc., a seller of revenue management software and owners and/or operators of multifamily housing, including us, which utilize this software. Although we have not been served with a copy of the complaint, we understand from media reports that the complaint alleges collusion among the defendants to fix rents in violation of the Sherman Act, the New Jersey Antitrust Act, and the New Jersey Consumer Fraud Act. We believe this lawsuit is without merit and we intend to vigorously defend against it. As this proceeding is in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of this matter.
OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, as of March 31, 2025 and December 31, 2024, are as follows (dollars in thousands):

Year	As of March 31, 2025 Amount
April 1 through December 31, 2025	$960
2026	1,279
2027	1,280
2028	494
2029	222
2030 through 2101	31,226
Total lease payments	35,461
Less: imputed interest	(29,128)

Total	$6,333

Year	As of December 31, 2024 Amount
2025	$1,279
2026	1,279
2027	1,280
2028	494
2029	222
2030 through 2101	31,225
Total lease payments	35,779
Less: imputed interest	(29,235)

Total	$6,544
Office and ground lease expenses incurred by the Company amounted to $0.6 million for the three months ended March 31, 2025 and 2024.
The Company had capitalized operating leases for one office and two ground leases, which had balances of $3.0 million and $1.9 million, respectively, at March 31, 2025. Such amounts represent the net present value (“NPV”) of future payments detailed above. The one office and two ground leases used incremental borrowing rates of 6.0 percent and 7.6 percent, respectively, to arrive at the NPV and have weighted average remaining lease terms of 3.0 years and 76.4 years, respectively. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
OTHER
During the first quarter of 2024, the Company determined that the applicable conditions required to earn the stay-on award agreements with 20 employees were satisfied, and as a result, the corresponding cash and stock awards were deemed earned and payable. The total cost of such awards was approximately $2.6 million, including the issuance of 42,095 shares of the Company’s common stock, of which $1.3 million was recorded in each General and administrative and Property management expenses, on the Company's Consolidated Statements of Operations during the three months ended March 31, 2024.
As of March 31, 2025, the Company had outstanding letters of credits totaling $3.7 million issued in connection with insurance requirements and for environmental financial assurance, collateralized by the available balance on the 2024
Credit Agreement.
13.    REDEEMABLE NONCONTROLLING INTERESTS
Preferred Units
The Operating Partnership has 9,213 Series A-1 Preferred Units (the "Preferred Units") outstanding as of March 31, 2025. The Series A Preferred Units were all redeemed as of March 13, 2024. The key terms of the Preferred Units are summarized as follows:

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
During the three months ended March 31, 2024, the remaining 15,700 Series A Preferred Units were redeemed for cash at the stated value. At March 31, 2025, there were 9,213 Series A-1 Preferred Units outstanding.
Summary of Redeemable Noncontrolling Interests
The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine section for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

Series A-1 Preferred Units In VRLP
Balance at January 1, 2025	$9,294
Income Attributed to Noncontrolling Interests	81
Distributions	(81)
Balance at March 31, 2025	$9,294

Series A and A-1 Preferred Units In VRLP
Balance at January 1, 2024	$24,999
Redemption/Payout	(15,700)
Income Attributed to Noncontrolling Interests	297
Distributions	(302)
Balance at March 31, 2024	$9,294
14.    VERIS RESIDENTIAL, INC. STOCKHOLDERS’ EQUITY AND VERIS RESIDENTIAL, L.P.’S PARTNERS’ CAPITAL
Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital consisting of common units in the Operating Partnership held by the General Partner, and (b) Limited Partners’ capital consisting of common units and Long Term Incentive Performance Units ("LTIP Units") held by the limited partners. See Note 15: Noncontrolling Interests in Subsidiaries.
The following table reflects the activity of the General Partner capital for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Opening Balance	$1,099,391	$1,137,478
Net income (loss) available to common shareholders	(10,699)	(3,903)
Shares issued under ATM Program, net	—	(55)
Common stock distributions	(7,550)	(4,984)
Redemption of common units for common stock	509	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	1
Directors' deferred compensation plan	98	99
Stock Compensation	3,322	4,200
Cancellation of common stock	(3,923)	(1,534)
Other comprehensive income (loss)	(1,011)	998
Rebalancing of ownership percent between parent and subsidiaries	347	(69)
Balance at March 31	$1,080,486	$1,132,231
Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
On November 15, 2023, the Company reestablished a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (“ATM Forwards”). Effective as of that date, the Company terminated a prior ATM Program that was established on December 13, 2021, under which we were able to offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $200 million, with a syndicate of banks. As of March 31, 2025, the Company sold 133,759 shares pursuant to the ATM Program, generating net proceeds of $1.8 million.

SHARE REPURCHASE PROGRAM
On February 19, 2025, the Board of Directors approved a $100 million share repurchase program over the next two years, with share repurchases under the new program authorized to begin on March 26, 2025. During the three months ended March 31, 2025, the Company did not repurchase any shares.
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
Stock Options
As of March 31, 2025, the Company has 2,330,000 options granted and outstanding, of which 2,246,666 are vested.
No stock options exercised under any stock option plans for the three months ended March 31, 2025 and 2024. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of March 31, 2025 and December 31, 2024, the stock options outstanding had a weighted average remaining contractual life of approximately 2.3 years and 2.6 years, respectively. As of March 31, 2025, the Company had $17 thousand unrecognized compensation cost related to unvested stock options granted under the Company’s stock compensation plans.
The Company recognized stock compensation expense related to stock options of $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards ("RSAs") in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the RSAs issued is based on time and service. On June 26, 2024, the Company issued RSAs to non-employee members of the Board of Directors, of which 71,232 unvested RSAs were outstanding at March 31, 2025.
The Company recognized stock compensation expense related to RSAs of $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the Company had $0.2 million unrecognized compensation cost related to unvested RSAs granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.2 years.
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
A portion of the RSUs are subject to time-based vesting conditions and will vest over a three-year period ("TRSUs"). As of March 31, 2025, there are 814,863 TRSUs outstanding and unvested.
Additionally, in April 2022, the General Partner granted 59,707 TRSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08. As of March 31, 2025, there are 14,467 TRSUs classified as inducement awards outstanding and unvested.
Another portion of the annual LTIP Awards have market-based vesting conditions ("PRSUs"), and recipients will only earn the full amount of the PRSUs if, over the three-year performance period, the General Partner achieves an absolute Total Shareholder Return ("TSR") target and if the General Partner’s relative TSR as compared to a group of peer REITs ("Peer Group") exceeds certain thresholds. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 160% of the shares granted. The market-based award targets are determined annually by the compensation committee of the Board of Directors. As of March 31, 2025, there are 857,165 PRSUs outstanding and unvested.
In addition, the Company has granted RSUs with a three-year cliff vest subject to the achievement of adjusted funds from operations targets ("OPRSUs"). As of March 31, 2025, there are 867,907 OPRSUs outstanding and unvested.
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
The Company recognized stock compensation expense related to LTIP awards of $2.9 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the Company had $17.3 million of total unrecognized compensation cost related to unvested LTIP Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2.4 years.
All currently outstanding and unvested RSU LTIP Awards provided to the executive officers, senior management, and certain other employees were issued under the 2013 Plan, 2024 Plan or as inducement awards.
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
During the three months ended March 31, 2025 and 2024, deferred stock units earned were 6,320 and 7,109, respectively. As of March 31, 2025 and December 31, 2024, there were 110,635 and 104,315 deferred stock units outstanding, respectively.
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
The following information presents the Company’s results for the three months ended March 31, 2025 and 2024 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended March 31,
Computation of Basic EPS	2025	2024
Income (loss) from continuing operations after income tax expense	$(13,866)	$(6,269)
Add (deduct): Noncontrolling interests in consolidated joint ventures	2,125	495
Add (deduct): Noncontrolling interests in Operating Partnership	998	523
Add (deduct): Redeemable noncontrolling interests	(81)	(297)
Income (loss) from continuing operations available to common shareholders	$(10,824)	$(5,548)
Income (loss) from discontinued operations available to common shareholders	125	1,645
Net income (loss) available to common shareholders for basic earnings per share	$(10,699)	$(3,903)

Weighted average common shares	93,059	92,275

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.12)	$(0.06)
Income (loss) from discontinued operations available to common shareholders	—	0.02
Net income (loss) available to common shareholders	$(0.12)	$(0.04)

	Three Months Ended March 31,
Computation of Diluted EPS	2025	2024
Net income (loss) from continuing operations available to common shareholders	$(10,824)	$(5,548)
Add (deduct): Noncontrolling interests in Operating Partnership	(998)	(523)
Income (loss) from continuing operations for diluted earnings per share	$(11,822)	$(6,071)
Income (loss) from discontinued operations for diluted earnings per share	136	1,800
Net income (loss) available for diluted earnings per share	$(11,686)	$(4,271)

Weighted average common shares	101,690	100,968

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.12)	$(0.06)
Income (loss) from discontinued operations available to common shareholders	—	0.02
Net income (loss) available to common shareholders	$(0.12)	$(0.04)

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended March 31,
	2025	2024
Basic EPS shares	93,059	92,275
Add: Operating Partnership – common and vested LTIP units	8,631	8,693
Diluted EPS Shares	101,690	100,968

Veris Residential, L.P.:

	Three Months Ended March 31,
Computation of Basic EPU	2025	2024
Income (loss) from continuing operations after income tax expense	$(13,866)	$(6,269)
Add (deduct): Noncontrolling interests in consolidated joint ventures	2,125	495
Add (deduct): Redeemable noncontrolling interests	(81)	(297)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	—	—
Income (loss) from continuing operations available to unitholders	$(11,822)	$(6,071)
Income (loss) from discontinued operations available to unitholders	136	1,800
Net income (loss) available to common unitholders for basic earnings per unit	$(11,686)	$(4,271)

Weighted average common units	101,690	100,968

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(0.12)	$(0.06)
Income (loss) from discontinued operations available to unitholders	—	0.02
Net income (loss) available to common unitholders for basic earnings per unit	$(0.12)	$(0.04)

	Three Months Ended March 31,
Computation of Diluted EPU	2025	2024
Income (loss) from continuing operations available to common unitholders	$(11,822)	$(6,071)
Income (loss) from discontinued operations for diluted earnings per unit	136	1,800
Net income (loss) available to common unitholders for diluted earnings per unit	$(11,686)	$(4,271)

Weighted average common unit	101,690	100,968

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.12)	$(0.06)
Income (loss) from discontinued operations available to common unitholders	—	0.02
Net income (loss) available to common unitholders	$(0.12)	$(0.04)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended March 31,
	2025	2024
Basic EPU units	101,690	100,968
Diluted EPU Units	101,690	100,968
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
The following table reflects the activity of noncontrolling interests for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Opening Balance	$133,678	$142,075
Net income (loss)	(3,031)	(566)
Unit distributions	(690)	(457)
Redeemable noncontrolling interests	(81)	(297)
Change in noncontrolling interests in consolidated joint ventures	(88)	(933)
Redemption of common units for common stock	(509)	—
Redemption of common units	(148)	—
Other comprehensive income (loss)	(93)	94
Rebalancing of ownership percentage between parent and subsidiaries	(347)	69
Balance at March 31	$128,691	$139,985
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2025, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $0.3 million as of March 31, 2025.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the three months ended March 31, 2025, the Company redeemed 43,033 common units for common shares, at their fair value of $0.5 million, and redeemed 9,271 common units for cash, at their fair vale of $0.1 million.
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
Noncontrolling Interests Ownership in Operating Partnership
As of March 31, 2025 and December 31, 2024, the noncontrolling interests common unit and LTIP unit holders owned 8.5 percent of the Operating Partnership.
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
These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2024, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.

Table of Contents`
Results From Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

(dollars in thousands)	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
Revenue from rental operations and other:
Revenue from leases	$61,965	$60,642	$1,323	2.2%
Parking income	3,749	3,745	4	0.1
Other income	1,324	2,031	(707)	(34.8)
Total revenues from rental operations	67,038	66,418	620	0.9

Property expenses:
Real estate taxes	9,212	9,177	35	0.4
Utilities	2,807	2,271	536	23.6
Operating services	10,993	12,570	(1,577)	(12.5)
Total property expenses	23,012	24,018	(1,006)	(4.2)

Non-property revenues:
Management fees	718	922	(204)	(22.1)
Total non-property revenues	718	922	(204)	(22.1)

Non-property expenses:
Property management	4,385	5,242	(857)	(16.3)
General and administrative	10,068	11,088	(1,020)	(9.2)
Transaction related costs	308	516	(208)	(40.3)
Depreciation and amortization	21,253	20,117	1,136	5.6
Land and other impairments, net	3,200	—	3,200	100.0
Total non-property expenses	39,214	36,963	2,251	6.1
Operating profit	5,530	6,359	(829)	(13.0)
Other (expense) income:
Interest expense	(22,960)	(21,500)	(1,460)	6.8
Interest and other investment income	25	538	(513)	(95.4)
Equity in earnings (losses) of unconsolidated joint ventures	3,842	254	3,588	1412.6
Gain (loss) on disposition of developable land	(156)	784	(940)	(119.9)
Gain (loss) on sale of unconsolidated joint venture interests	—	7,100	(7,100)	(100.0)
Other income (expense), net	(105)	255	(360)	(141.2)
Total other (expense) income, net	(19,354)	(12,569)	(6,785)	54.0
Income (loss) from continuing operations before income tax expense	(13,824)	(6,210)	(7,614)	122.6
Provision for income taxes	(42)	(59)	17	(28.8)
Income (loss) from continuing operations after income tax expense	(13,866)	(6,269)	(7,597)	121.2
Discontinued operations:
Income (loss) from discontinued operations	136	252	(116)	(46.0)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	1,548	$(1,548)	(100.0)
Total discontinued operations, net	136	1,800	(1,664)	(92.4)
Net income (loss)	$(13,730)	$(4,469)	$(9,261)	207.2%

Table of Contents`

Revenue from leases. Revenue from leases increased $1.3 million, or 2.2 percent, due primarily to an increase in market rental rates.
Other Income. Other income decreased $0.7 million, or 34.8 percent, due primarily to lower lease termination fees and lower miscellaneous income.
Utilities. Utilities increased $0.5 million, or 23.6 percent, due primarily to increase in electric and gas consumption and rates.
Operating services. Operating services decreased $1.6 million, or 12.5 percent, due primarily to reduced insurance costs and reduced operating expenses at Liberty Towers during the renovation project.
Property management. Property management decreased $0.9 million, or 16.3 percent, due primarily to the satisfaction of stay-on award conditions in 2024. See Note 12: Commitments and Contingencies to the Financial Statements.
General and administrative. General and administrative decreased $1.0 million, or 9.2 percent, due primarily to the satisfaction of stay-on award conditions in 2024. See Note 12: Commitments and Contingencies to the Financial Statements.
Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 5.6 percent, due to additional capital expenditures.
Land and other impairments, net. During the first quarter of 2025, the Company recorded $3.2 million of impairment on a developable land parcel.
Interest expense. Interest expense increased $1.5 million or 6.8 percent, primarily due to interest expense incurred on the 2024 Term Loan and the higher strike rate of the replacement interest-rate cap that hedges the Upton mortgage loan, partially offset by lower interest expense as a result of the payoff of mortgage loans in 2024.
Interest and other investment income. Interest income decreased $0.5 million, or 95.4 percent primarily related to interest income earned on higher cash balances in 2024.
Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $3.6 million, or 1412.6 percent due primarily to recognition of the Urby at Harborside tax credit of $2.6 million at share in the first quarter in 2025 compared to the second quarter in 2024, and the improved operating performance of its unconsolidated joint ventures as a result of higher rental rates, occupancy and reduced rental concessions.
Gain (loss) on disposition of developable land. During the first quarter of 2025, the Company sold 65 Livingston and as a result, recognized as loss on disposition of $0.2 million. During the first quarter of 2024, the Company sold 2 Campus and as a result, recognized a gain on disposition of developable land of $0.8 million. See Note 3: Investments in Rental Properties to the Financial Statements.

Gain on sale of unconsolidated joint venture interests. During the first quarter of 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million during the three months ended March 31, 2024.
Discontinued operations. The Company recognized income from discontinued operations of $0.1 million and $0.3 million in 2025 and 2024, respectively. In 2024, the Company recognized realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net, of $1.5 million, on these properties. See Note 7: Discontinued Operations to the Financial Statements.

Table of Contents`
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Overview
Liquidity is a measurement of the Company's ability to meet cash requirements, including ongoing commitments to repay borrowings, pay dividends, fund acquisitions of real estate assets and other general business needs. In addition to cash on hand, the primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) borrowings under the revolving credit facility; (ii) proceeds from sales of real estate; and (iv) cash flow from operations. The Company believes these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
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
Cash Flows
Cash, cash equivalents and restricted cash decreased by $2.2 million to $22.1 million at March 31, 2025, compared to $24.3 million at December 31, 2024. This decrease is comprised of the following net cash flow items:
(1)$13.2 million provided by operating activities.
(2)$3.4 million provided by investing activities, consisting primarily of the following:
(a)$7.1 million received from proceeds from the sales of developable land;
(b)$3.2 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures;
(c)$5.8 million used for additions to rental property, improvements and other costs;
(d)$1.1 million used for the development of rental property and other related costs.
(3)$18.8 million used in financing activities, consisting primarily of the following:
(a)$24.0 million used for repayments of the revolving credit facility;
(b)$8.3 million used for payment of common dividends and distributions;
(c)$3.9 million used for payment for taxes related to the net share settlement of stock compensation awards;
(d)$2.3 million used for repayments of mortgages, loans payable and other obligations;
(e)$20.0 million received from the borrowings from the revolving credit facility.

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

Table of Contents`
The Board of Directors considers a variety of factors when setting the Company's dividends including the Company’s earnings, income tax projections, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, economic conditions and other factors.
The General Partner, as of the taxable year ended December 31, 2023, the most recent year for which tax returns have been filed, has net operating losses of $240.0 million and $37.4 million of capital loss carryovers.
On February 27, 2025, the Company declared a $0.08 dividend per common share, which was paid on April 10, 2025 to shareholders of record as of the close of business on March 31, 2025.
Debt Financing
Debt Strategy
The Company has historically utilized a combination of corporate and property-level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property-level indebtedness on or before the applicable maturity dates.
Debt Summary
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2025:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a)	$1,679,673	100.0%	5.05%	2.51
Unamortized deferred financing costs (b)	(12,465)
Total Debt, Net	$1,667,208
(a)Includes debt with interest rate caps outstanding with a notional amount of $591.5 million.
(b)Excludes $4.2 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of March 31, 2025.

Table of Contents`
Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2025 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments
2025	$7,125	$—	$7,125	3.68%
2026	7,879	467,904	475,783	4.65
2027	5,326	653,318	658,644	5.10
2028	2,396	343,061	345,457	6.03
2029	2,289	127,792	130,081	4.58
Thereafter	1,771	60,812	62,583	3.21
Sub-total	26,786	1,652,887	1,679,673	5.05
Unamortized deferred financing costs (a)	(12,465)	—	(12,465)
Totals/Weighted Average	$14,321	$1,652,887	$1,667,208	5.05%
(a)Excludes $4.2 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of March 31, 2025.
Unencumbered Properties
As of March 31, 2025, the Company had two unencumbered properties with a carrying value of $33.2 million.
Equity Financing and Registration Statements
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $100 million of shares of common stock have been allocated for sale pursuant to the Company's ATM Program commenced in November 2023 and 133,759 shares have been sold, for gross proceeds of $2.1 million, as of March 31, 2025.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of March 31, 2025.
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

Table of Contents`
Share Repurchase Program
On February 19, 2025, the Board of Directors approved a $100 million share repurchase program over the next two years, with share repurchases under the new program authorized to begin on March 26, 2025. As of March 31, 2025, the Company did not repurchase any shares.
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company may agree to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of March 31, 2025, there was no outstanding balance of such debt which was guaranteed by the Company.
The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.
Funds from Operations
Funds from operations (“FFO”) (available to common stock and unit holders) is defined as net income (loss) before noncontrolling interests in Operating Partnership, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from depreciable rental property transactions (including both acquisitions and dispositions), and impairments related to depreciable rental property, plus real estate-related depreciation and amortization. The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from property transactions and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) available to common shareholders	$(10,699)	$(3,903)
Add (deduct): Noncontrolling interests in Operating Partnership	(998)	(523)
Noncontrolling interests in discontinued operations	11	155
Real estate-related depreciation and amortization on continuing operations (a)	23,445	22,631
Real estate-related depreciation and amortization on discontinued operations	—	668
Continuing operations: (Gain) loss on sale from unconsolidated joint ventures	—	(7,100)
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	(1,548)
Funds from operations available to common stock and Operating Partnership unitholders (b)	$11,759	$10,380

Table of Contents`
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests of $2.3 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. Excludes non-real estate-related depreciation and amortization of $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Net loss available to common shareholders included $3.2 million and zero of land impairment charges for the three months ended March 31, 2025 and 2024. Net loss available to common shareholders also included $0.2 million loss on disposition of developable land for the three months ended March 31, 2025 and a $0.8 million gain for the three months ended March 31, 2024. These balances are included in the calculation to arrive at funds from operations as such charges relate to non-depreciable assets.

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
For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.
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
As of March 31, 2025, the Company's indebtedness with an aggregate principal balance of $1.7 billion had an estimated aggregate fair value of $1.6 billion.
Changes in interest rates impact the fair value of the Company's fixed rate debt instruments, computed using current market yields. Approximately $1.1 billion of the Company’s long-term debt as of March 31, 2025 bears interest at fixed rates with a weighted average coupon of 4.62% and therefore the fair value of these instruments is affected by changes in market interest rates. If market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of March 31, 2025 would be approximately $28.0 million lower or higher, respectively.
The effective interest rates on the Company’s $589.5 million variable rate debt hedged by interest-rate caps, as of March 31, 2025 ranged from SOFR plus 141 basis points to SOFR plus 275 basis points. Assuming interest-rate caps are not in effect as of March 31, 2025, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $5.9 million annually.
The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

March 31, 2025 Debt, including current portion ($s in thousands)	4/1/2025 - 12/31/2025	2026	2027	2028	2029	Thereafter	Sub-total	Other (a) (b)	Total	Fair Value

Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility	$7,125	$475,783	$658,644	$345,457	$130,081	$62,583	$1,679,673	$(12,465)	$1,667,208	$1,641,145
Weighted Average Interest Rate	3.68%	4.65%	5.10%	6.03%	4.58%	3.21%			5.05%
(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of March 31, 2025.
(b)Excludes $4.2 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of March 31, 2025.

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
Item 1A. Risk Factors
There have been no material changes in our assessment of risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2024 of the General Partner and the Operating Partnership.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)COMMON STOCK
During the three months ended March 31, 2025, the Company issued 43,033 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to
Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.
(b)None.
(c)SHARE REPURCHASE PROGRAM
During the three months ended March 31, 2025, the Company did not repurchase any shares under its $100 million share repurchase program.
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

101.1*
The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* filed herewith

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date:	April 23, 2025	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	April 23, 2025	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	April 23, 2025	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	April 23, 2025	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)