Form 10-Q
period 2025-06-30
Veris Residential, Inc.; Veris Residential, L.P.
filed 2025-07-23
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
As of July 21, 2025, there were 93,421,769 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2025 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” "Veris," “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of June 30, 2025, the General Partner owned an approximate 91.6 percent common unit interest in the Operating Partnership. The remaining approximate 8.4 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
The results of operations for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	June 30, 2025	December 31, 2024
Rental property
Land and leasehold interests	$442,566	$458,946
Buildings and improvements	2,611,276	2,634,321
Tenant improvements	16,145	14,784
Furniture, fixtures and equipment	112,424	112,201
	3,182,411	3,220,252
Less – accumulated depreciation and amortization	(475,073)	(432,531)
	2,707,338	2,787,721
Real estate held for sale, net	288,575	7,291
Net investment in rental property	2,995,913	2,795,012
Cash and cash equivalents	11,438	7,251
Restricted cash	18,581	17,059
Investments in unconsolidated joint ventures	53,618	111,301
Unbilled rents receivable, net	3,252	2,253
Deferred charges and other assets, net	43,059	48,476
Accounts receivable	1,119	1,375
Total assets	$3,126,980	$2,982,727
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$324,513	$348,839
Mortgages, loans payable and other obligations, net	1,459,964	1,323,474
Liabilities held for sale, net	40,862	—
Dividends and distributions payable	8,529	8,533
Accounts payable, accrued expenses and other liabilities	50,262	42,744
Rents received in advance and security deposits	13,185	11,512
Accrued interest payable	5,806	5,262
Total liabilities	1,903,121	1,740,364
Commitments and contingencies
Redeemable noncontrolling interests	9,294	9,294
Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 93,422,978 and 92,912,253 shares outstanding	934	929
Additional paid-in capital	2,567,255	2,564,495
Dividends in excess of net earnings	(1,481,156)	(1,466,187)
Accumulated other comprehensive income (loss)	(938)	154
Total Veris Residential, Inc. stockholders’ equity	1,086,095	1,099,391
Noncontrolling interests in subsidiaries:
Operating Partnership	100,183	102,588
Consolidated joint ventures	28,287	31,090
Total noncontrolling interests in subsidiaries	128,470	133,678
Total equity	1,214,565	1,233,069
Total liabilities and equity	$3,126,980	$2,982,727
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2025	2024	2025	2024
Revenue from leases	$69,348	$60,917	$131,313	$121,559
Management fees	766	871	1,484	1,793
Parking income	4,376	3,922	8,125	7,667
Other income	1,438	1,766	2,762	3,797
Total revenues	75,928	67,476	143,684	134,816
EXPENSES
Real estate taxes	10,105	9,502	19,317	18,679
Utilities	2,103	1,796	4,910	4,067
Operating services	12,887	12,628	23,880	25,198
Property management	4,088	4,366	8,473	9,608
General and administrative	9,605	8,975	19,673	20,063
Transaction related costs	1,570	890	1,878	1,406
Depreciation and amortization	22,471	20,316	43,724	40,433
Land and other impairments, net	12,467	—	15,667	—
Total expenses	75,296	58,473	137,522	119,454
OTHER (EXPENSE) INCOME
Interest expense	(24,604)	(21,676)	(47,564)	(43,176)
Interest and other investment income	70	1,536	95	2,074
Equity in earnings (losses) of unconsolidated joint ventures	526	2,933	4,368	3,187
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	(6,877)	—	(6,877)	—
Gain (loss) on disposition of developable land	36,566	10,731	36,410	11,515
Gain (loss) on sale of unconsolidated joint venture interests	5,122	—	5,122	7,100
Gain (loss) from extinguishment of debt, net	—	(785)	—	(785)
Other income (expense), net	528	(250)	423	5
Total other (expense) income, net	11,331	(7,511)	(8,023)	(20,080)
Income (loss) from continuing operations before income tax expense	11,963	1,492	(1,861)	(4,718)
Provision for income taxes	(93)	(176)	(135)	(235)
Income (loss) from continuing operations after income tax expense	11,870	1,316	(1,996)	(4,953)
Discontinued operations:
Income (loss) from discontinued operations	(27)	1,419	109	1,671
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	—	—	1,548
Total discontinued operations, net	(27)	1,419	109	3,219
Net income (loss)	11,843	2,735	(1,887)	(1,734)
Noncontrolling interests in consolidated joint ventures	149	543	2,274	1,038
Noncontrolling interests in Operating Partnership of income (loss) from continuing operations	(1,009)	(153)	(11)	370
Noncontrolling interests in Operating Partnership in discontinued operations	2	(122)	(9)	(277)
Redeemable noncontrolling interests	(81)	(81)	(162)	(378)
Net income (loss) available to common shareholders	$10,904	$2,922	$205	$(981)
Basic earnings per common share:
Income (loss) from continuing operations	$0.12	$0.02	$0.00	$(0.04)
Discontinued operations	0.00	0.01	0.00	0.03
Net income (loss) available to common shareholders	$0.12	$0.03	$0.00	$(0.01)
Diluted earnings per common share:
Income (loss) from continuing operations	$0.12	$0.02	$0.00	$(0.04)
Discontinued operations	0.00	0.01	0.00	0.03
Net income (loss) available to common shareholders	$0.12	$0.03	$0.00	$(0.01)
Basic weighted average shares outstanding	93,392	92,663	93,227	92,469
Diluted weighted average shares outstanding	102,259	101,952	102,164	101,160
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$11,843	$2,735	$(1,887)	$(1,734)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	(89)	(838)	(1,193)	254
Comprehensive income (loss)	$11,754	$1,897	$(3,080)	$(1,480)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	149	543	2,274	1,038
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(81)	(81)	(162)	(378)
Comprehensive loss (income) attributable to noncontrolling interests in Operating Partnership	(1,000)	(203)	81	71
Comprehensive income (loss) attributable to common shareholders	$10,822	$2,156	$(887)	$(749)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended June 30, 2025	Shares	Par Value
Balance at April 1, 2025	93,312	$933	$2,564,846	$(1,484,436)	$(857)	$128,691	$1,209,177
Net income (loss)	—	—	—	10,904	—	939	11,843
Common stock dividends	—	—	—	(7,624)	—	—	(7,624)
Unit distributions	—	—	—	—	—	(689)	(689)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(441)	(441)
Redemption of common units for common stock	3	—	30	—	—	(30)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	116	—	—	—	116
Stock compensation	133	1	2,741	—	—	—	2,742
Cancellation of restricted shares	(25)	—	(390)	—	—	—	(390)
Other comprehensive loss	—	—	—	—	(81)	(8)	(89)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(89)	—	—	89	—
Balance at June 30, 2025	93,423	$934	$2,567,255	$(1,481,156)	$(938)	$128,470	$1,214,565

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended June 30, 2024	Shares	Par Value
Balance at April 1, 2024	92,385	$924	$2,555,700	$(1,427,199)	$2,806	$139,985	$1,272,216
Net income (loss)	—	—	—	2,922	—	(187)	2,735
Shares issued under ATM Program, net	134	1	1,885	—	—	—	1,886
Common stock dividends	—	—	—	(5,610)	—	—	(5,610)
Unit distributions	—	—	—	—	—	(521)	(521)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—		—	—	(209)	(209)
Redemption of common units for common stock	9	—	113	—	—	(113)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	3	—	—	—	3
Directors' deferred compensation plan	—	—	99	—	—	—	99
Stock compensation	417	4	3,195	—	—	—	3,199
Cancellation of restricted shares	(123)	(1)	(1,806)	—	—	—	(1,807)
Other comprehensive loss	—	—	—	—	(766)	(72)	(838)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	154	—	—	(154)	—
Balance at June 30, 2024	92,822	$928	$2,559,343	$(1,429,887)	$2,040	$138,648	$1,271,072

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Six Months Ended June 30, 2025	Shares	Par Value
Balance at January 1, 2025	92,912	$929	$2,564,495	$(1,466,187)	$154	$133,678	$1,233,069
Net income (loss)	—	$—	$—	$205	$—	$(2,092)	$(1,887)
Common stock dividends	—	$—	$—	$(15,174)	$—	$—	$(15,174)
Unit distributions	—	$—	$—	$—	$—	$(1,379)	$(1,379)
Redeemable noncontrolling interests	—	$—	$—	$—	$—	$(162)	$(162)
Change in noncontrolling interests in consolidated joint ventures	—	$—	$—	$—	$—	$(529)	$(529)
Redemption of common units for common stock	46	$—	$539	$—	$—	$(539)	$—
Redemption of common units	—	$—	$—	$—	$—	$(148)	$(148)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	$—	$3	$—	$—	$—	$3
Directors' deferred compensation plan	—	$—	$214	$—	$—	$—	$214
Stock compensation	729	$7	$6,057	$—	$—	$—	$6,064
Cancellation of restricted shares	(264)	$(2)	$(4,311)	$—	$—	$—	$(4,313)
Other comprehensive loss	—	$—	$—	$—	$(1,092)	$(101)	$(1,193)
Rebalancing of ownership percentage between parent and subsidiaries	—	$—	$258	$—	$—	$(258)	$—
Balance at June 30, 2025	93,423	$934	$2,567,255	$(1,481,156)	$(938)	$128,470	$1,214,565

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Six Months Ended June 30, 2024	Shares	Par Value
Balance at January 1, 2024	92,229	$922	$2,553,060	$(1,418,312)	$1,808	$142,075	$1,279,553
Net income (loss)	—	$—	$—	$(981)	$—	$(753)	$(1,734)
Shares issued under ATM Program, net	134	$1	$1,830	$—	$—	$—	$1,831
Common stock dividends	—	$—	$—	$(10,594)	$—	$—	$(10,594)
Unit distributions	—	$—	$—	$—	$—	$(978)	$(978)
Redeemable noncontrolling interests	—	$—		$—	$—	$(378)	$(378)
Change in noncontrolling interests in consolidated joint ventures	—	$—	$—	$—	$—	$(1,142)	$(1,142)
Redemption of common units for common stock	9	$—	$113	$—	$—	$(113)	$—
Redemption of common units	—	$—	$—	$—	$—	$—	$—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	$—	$4	$—	$—	$—	$4
Directors' deferred compensation plan	—	$—	$198	$—	$—	$—	$198
Stock compensation	675	$7	$7,392	$—	$—		$7,399
Cancellation of restricted shares	(225)	$(2)	$(3,339)	$—	$—	$—	$(3,341)
Other comprehensive income	—	$—	$—	$—	$232	$22	$254
Rebalancing of ownership percentage between parent and subsidiaries	—	$—	$85	$—	$—	$(85)	$—
Balance at June 30, 2024	92,822	$928	$2,559,343	$(1,429,887)	$2,040	$138,648	$1,271,072
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net income (loss)	$(1,887)	$(1,734)
Net loss (income) from discontinued operations	(109)	(3,219)
Net income (loss) from continuing operations	(1,996)	(4,953)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	43,718	40,417
Amortization of deferred compensation stock units	214	198
Amortization of stock compensation	5,982	7,348
Amortization of deferred financing costs and derivative premiums	5,431	2,811
Equity in (earnings) loss of unconsolidated joint ventures	(4,368)	(3,187)
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	6,877	—
(Gain) loss on disposition of developable land	(36,410)	(11,515)
(Gain) loss on sale of unconsolidated joint ventures	(5,122)	(7,100)
Land and other impairments, net	15,667	—
(Gain) loss from extinguishment of debt	—	785
Gain on insurance proceeds	—	(5)
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	(605)	(247)
Decrease (increase) in deferred charges and other assets	2,979	7,293
Decrease (increase) in accounts receivable, net	257	(465)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	3,121	(4,080)
(Decrease) increase in rents received in advance and security deposits	549	(558)
(Decrease) increase in accrued interest payable	544	(747)
Net cash flows provided by (used in) operating activities - continuing operations	36,838	25,995
Net cash flows provided by (used in) operating activities - discontinued operations	145	548

Net cash provided by (used in) operating activities	$36,983	$26,543

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(14,222)	$(5,670)
Development of rental property and other related costs	(1,647)	(3,970)
Purchase of unconsolidated joint venture interest, net of cash acquired	(36,469)	—
Proceeds from the sales of rental property and developable land	57,843	88,962
Proceeds from sale of investments in unconsolidated joint ventures	7,129	6,095
Repayment of notes receivable	—	32
Investment in unconsolidated joint ventures	—	(226)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,188	3,281
Proceeds from insurance settlements	—	255
Net cash provided by (used in) investing activities - continuing operations	20,822	88,759
Net cash provided by (used in) investing activities - discontinued operations	—	77,184

Net cash provided by (used in) investing activities	$20,822	$165,943

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$70,000	$—
Repayment of revolving credit facility	(95,000)	—
Borrowings from term loans	—	55,000
Repayment of mortgages, loans payable and other obligations	(4,873)	(223,922)
Redemption of redeemable noncontrolling interests, net	—	(15,700)
Common unit redemptions	(148)	—
Payment of financing costs and derivative premiums, net	(517)	(7,744)
Contribution from noncontrolling interests	117	108
Distribution to noncontrolling interests	(646)	(1,249)
Distributions to redeemable noncontrolling interests	(162)	(384)
Payment of common dividends and distributions	(16,554)	(10,737)
Share issuance proceeds (costs), net	—	1,831
Payment for taxes related to the net share settlement of stock compensation awards	(4,313)	(3,337)
Net cash provided by (used in) financing activities	$(52,096)	$(206,134)

Net increase (decrease) in cash and cash equivalents	$5,709	$(13,648)
Cash, cash equivalents and restricted cash, beginning of period (1)	24,310	54,579

Cash, cash equivalents and restricted cash, end of period (2)	$30,019	$40,931
(1)Includes Restricted Cash of $17,059 and $26,572 as of December 31, 2024 and 2023, respectively.
(2)Includes Restricted Cash of $18,581 and $22,533 as of June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	June 30, 2025	December 31, 2024
Rental property
Land and leasehold interests	$442,566	$458,946
Buildings and improvements	2,611,276	2,634,321
Tenant improvements	16,145	14,784
Furniture, fixtures and equipment	112,424	112,201
	3,182,411	3,220,252
Less – accumulated depreciation and amortization	(475,073)	(432,531)
	2,707,338	2,787,721
Real estate held for sale, net	288,575	7,291
Net investment in rental property	2,995,913	2,795,012
Cash and cash equivalents	11,438	7,251
Restricted cash	18,581	17,059
Investments in unconsolidated joint ventures	53,618	111,301
Unbilled rents receivable, net	3,252	2,253
Deferred charges and other assets, net	43,059	48,476
Accounts receivable	1,119	1,375
Total assets	$3,126,980	$2,982,727
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$324,513	$348,839
Mortgages, loans payable and other obligations, net	1,459,964	1,323,474
Liabilities held for sale, net	40,862	—
Dividends and distributions payable	8,529	8,533
Accounts payable, accrued expenses and other liabilities	50,262	42,744
Rents received in advance and security deposits	13,185	11,512
Accrued interest payable	5,806	5,262
Total liabilities	1,903,121	1,740,364
Commitments and contingencies
Redeemable noncontrolling interests	9,294	9,294
Partners’ Capital:
General Partner, 93,422,978 and 92,912,253 common units outstanding	1,022,794	1,035,795
Limited partners, 8,617,363 and 8,672,247 common units/LTIPs outstanding	164,422	166,030
Accumulated other comprehensive income	(938)	154
Total Veris Residential, L.P. partners’ capital	1,186,278	1,201,979
Noncontrolling interests in consolidated joint ventures	28,287	31,090
Total equity	1,214,565	1,233,069
Total liabilities and equity	$3,126,980	$2,982,727
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2025	2024	2025	2024
Revenue from leases	$69,348	$60,917	$131,313	$121,559
Management fees	766	871	1,484	1,793
Parking income	4,376	3,922	8,125	7,667
Other income	1,438	1,766	2,762	3,797
Total revenues	75,928	67,476	143,684	134,816
EXPENSES
Real estate taxes	10,105	9,502	19,317	18,679
Utilities	2,103	1,796	4,910	4,067
Operating services	12,887	12,628	23,880	25,198
Property management	4,088	4,366	8,473	9,608
General and administrative	9,605	8,975	19,673	20,063
Transaction related costs	1,570	890	1,878	1,406
Depreciation and amortization	22,471	20,316	43,724	40,433
Land and other impairments, net	12,467	—	15,667	—
Total expenses	75,296	58,473	137,522	119,454
OTHER (EXPENSE) INCOME
Interest expense	(24,604)	(21,676)	(47,564)	(43,176)
Interest and other investment income	70	1,536	95	2,074
Equity in earnings (losses) of unconsolidated joint ventures	526	2,933	4,368	3,187
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	(6,877)	—	(6,877)	—
Gain (loss) on disposition of developable land	36,566	10,731	36,410	11,515
Gain (loss) on sale of unconsolidated joint venture interests	5,122	—	5,122	7,100
Gain (loss) from extinguishment of debt, net	—	(785)	—	(785)
Other income (expense), net	528	(250)	423	5
Total other (expense) income, net	11,331	(7,511)	(8,023)	(20,080)
Income (loss) from continuing operations before income tax expense	11,963	1,492	(1,861)	(4,718)
Provision for income taxes	(93)	(176)	(135)	(235)
Income (loss) from continuing operations after income tax expense	11,870	1,316	(1,996)	(4,953)
Discontinued operations:
Income (loss) from discontinued operations	(27)	1,419	109	1,671
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	—	—	1,548
Total discontinued operations, net	(27)	1,419	109	3,219
Net income (loss)	11,843	2,735	(1,887)	(1,734)
Noncontrolling interests in consolidated joint ventures	149	543	2,274	1,038
Redeemable noncontrolling interests	(81)	(81)	(162)	(378)
Net income (loss) available to common unitholders	$11,911	$3,197	$225	$(1,074)
Basic earnings per common unit:
Income (loss) from continuing operations	$0.12	$0.02	$0.00	$(0.04)
Discontinued operations	0.00	0.01	0.00	0.03
Net income (loss) available to common unitholders	$0.12	$0.03	$0.00	$(0.01)
Diluted earnings per common unit:
Income (loss) from continuing operations	$0.12	$0.02	$0.00	$(0.04)
Discontinued operations	0.00	0.01	0.00	0.03
Net income (loss) available to common unitholders	$0.12	$0.03	$0.00	$(0.01)
Basic weighted average units outstanding	102,011	101,352	101,852	101,160
Diluted weighted average units outstanding	102,259	101,952	102,164	101,160
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$11,843	$2,735	$(1,887)	$(1,734)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate caps	(89)	(838)	(1,193)	254
Comprehensive income (loss)	$11,754	$1,897	$(3,080)	$(1,480)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	149	543	2,274	1,038
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(81)	(81)	(162)	(378)
Comprehensive income (loss) attributable to common unitholders	$11,822	$2,359	$(968)	$(820)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended June 30, 2025	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at April 1, 2025	93,312	8,620	$1,017,045	$164,112	$(857)	$28,877	$1,209,177
Net income (loss)	—	—	10,904	1,007	—	(68)	11,843
Unit distributions	—	—	(7,624)	(689)	—	—	(8,313)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(441)	(441)
Redemption of limited partners common units for shares of general partner common units	3	(3)	—	—	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	1	—	—	—	1
Directors' deferred compensation plan	—	—	116	—	—	—	116
Stock compensation	133	—	2,742	—	—	—	2,742
Cancellation of restricted shares	(25)	—	(390)	—	—	—	(390)
Other comprehensive loss	—	—	—	(8)	(81)	—	(89)
Balance at June 30, 2025	93,423	8,617	$1,022,794	$164,422	$(938)	$28,287	$1,214,565

For the Three Months Ended June 30, 2024	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at April 1, 2024	92,385	8,694	$1,065,797	$170,172	$2,806	$33,441	$1,272,216
Net income (loss)	—	—	2,922	275	—	(462)	2,735
Shares issued under ATM Program, net	134	—	1,886	—	—	—	1,886
Unit distributions	—	—	(5,610)	(521)	—	—	(6,131)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(209)	(209)
Redemption of limited partners common units for shares of general partner common units	9	(9)	113	(113)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	3	—	—	—	3
Directors' deferred compensation plan	—	—	99	—	—	—	99
Stock compensation	417	—	3,199	—	—	—	3,199
Cancellation of restricted shares	(123)	—	(1,807)	—	—	—	(1,807)
Other comprehensive loss	—	—	—	(72)	(766)	—	(838)
Balance at June 30, 2024	92,822	8,685	$1,066,602	$169,741	$2,040	$32,689	$1,271,072

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Six Months Ended June 30, 2025	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2025	92,912	8,672	$1,035,795	$166,030	$154	$31,090	$1,233,069
Net income (loss)	—	—	205	20	—	(2,112)	(1,887)
Unit distributions	—	—	(15,174)	(1,379)	—	—	(16,553)
Redeemable noncontrolling interests	—	—	—	—	—	(162)	(162)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(529)	(529)
Redemption of limited partners common units for shares of general partner common units	46	(46)	—	—	—	—	—
Redemption of limited partner common units	—	(9)	—	(148)	—	—	(148)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	3	—	—	—	3
Directors' deferred compensation plan	—	—	214	—	—	—	214
Stock compensation	729	—	6,064	—	—	—	6,064
Cancellation of restricted shares	(264)	—	(4,313)	—	—	—	(4,313)
Other comprehensive loss	—	—	—	(101)	(1,092)	—	(1,193)
Balance at June 30, 2025	93,423	8,617	$1,022,794	$164,422	$(938)	$28,287	$1,214,565

For the Six Months Ended June 30, 2024	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2024	92,229	8,693	$1,071,973	$170,903	$1,808	$34,869	$1,279,553
Net (loss) income	—	—	(981)	(93)	—	(660)	(1,734)
Shares issued under ATM Program, net	134		1,831				1,831
Unit distributions	—	—	(10,594)	(978)	—	—	(11,572)
Redeemable noncontrolling interests	—	—	—	—	—	(378)	(378)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(1,142)	(1,142)
Vested LTIP units	—	1	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	9	(9)	113	(113)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	—	—	198	—	—	—	198
Stock compensation	675	—	7,399	—	—	—	7,399
Cancellation of restricted shares	(225)	—	(3,341)	—	—	—	(3,341)
Other comprehensive income	—	—	—	22	232	—	254
Balance at June 30, 2024	92,822	8,685	$1,066,602	$169,741	$2,040	$32,689	$1,271,072
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net loss	$(1,887)	$(1,734)
Net (income) loss from discontinued operations	(109)	(3,219)
Net loss from continuing operations	(1,996)	(4,953)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	43,718	40,417
Amortization of deferred compensation stock units	214	198
Amortization of stock compensation	5,982	7,348
Amortization of deferred financing costs and derivative premiums	5,431	2,811
Equity in (earnings) loss of unconsolidated joint ventures	(4,368)	(3,187)
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	6,877	—
Gain (loss) on disposition of developable land	(36,410)	(11,515)
(Gain) loss on sale of unconsolidated joint ventures	(5,122)	(7,100)
Land and other impairments, net	15,667	—
(Gain) loss from extinguishment of debt	—	785
Gain on insurance proceeds	—	(5)
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	(605)	(247)
Decrease (increase) in deferred charges and other assets	2,979	7,293
Decrease (increase) in accounts receivable, net	257	(465)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	3,121	(4,080)
(Decrease) increase in rents received in advance and security deposits	549	(558)
(Decrease) increase in accrued interest payable	544	(747)
Net cash flows provided by (used in) operating activities - continuing operations	36,838	25,995
Net cash flows provided by (used in) operating activities - discontinued operations	145	548

Net cash provided by (used in) operating activities	$36,983	$26,543

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(14,222)	$(5,670)
Development of rental property and other related costs	(1,647)	(3,970)
Purchase of unconsolidated joint venture interest, net of cash acquired	(36,469)	—
Proceeds from the sales of rental property and developable land	57,843	88,962
Proceeds from sale of investments in joint ventures	7,129	6,095
Repayment of notes receivable	—	32
Investment in unconsolidated joint ventures	—	(226)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,188	3,281
Proceeds from insurance settlements	—	255
Net cash provided by (used in) investing activities - continuing operations	20,822	88,759
Net cash provided by (used in) investing activities - discontinued operations	—	77,184

Net cash provided by (used in) investing activities	$20,822	$165,943

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$70,000	$—
Repayment of revolving credit facility	(95,000)	—
Borrowings from term loans	—	55,000
Repayment of mortgages, loans payable and other obligations	(4,873)	(223,922)
Redemption of redeemable noncontrolling interests, net	—	(15,700)
Common unit redemptions	(148)	—
Payment of financing costs and derivative premiums, net	(517)	(7,744)
Contribution from noncontrolling interests	117	108
Distribution to noncontrolling interests	(646)	(1,249)
Distributions to redeemable noncontrolling interests	(162)	(384)
Payment of common dividends and distributions	(16,554)	(10,737)
Share issuance proceeds (costs), net	—	1,831
Payment for taxes related to the net share settlement of stock compensation awards	(4,313)	(3,337)
Net cash provided by (used in) financing activities	$(52,096)	$(206,134)

Net decrease in cash and cash equivalents	$5,709	$(13,648)
Cash, cash equivalents and restricted cash, beginning of period (1)	24,310	54,579

Cash, cash equivalents and restricted cash, end of period (2)	$30,019	$40,931
(1)Includes Restricted Cash of $17,059 and $26,572 as of December 31, 2024 and 2023, respectively.
(2)Includes Restricted Cash of $18,581 and $22,533 as of June 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.6 and 91.5 percent common unit interest in the Operating Partnership as of June 30, 2025 and December 31, 2024, respectively.
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
As of June 30, 2025, the Company owned or had interests in 21 multifamily rental properties, as well as non-core assets comprised of three parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 20 wholly-owned or Company-controlled properties comprised of 17 multifamily properties and three non-core assets, plus developable land and (b) four multifamily properties owned by unconsolidated joint ventures in which the Company has investment interests.
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
As of June 30, 2025 and December 31, 2024, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, have total real estate assets of $436.4 million and $442.4 million, respectively, other assets of $5.9 million and $5.6 million, respectively, mortgages of $282.9 million and $284.1 million, respectively, and other liabilities of $15.2 million.
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
Dividends declared (on a per share basis) for the six months ended June 30, 2025 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2025	March 31, 2025	April 10, 2025	$0.0800
May 28, 2025	June 30, 2025	July 10, 2025	$0.0800
Dividends declared (on a per share basis) for the six months ended June 30, 2024 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2024	April 3, 2024	April 16, 2024	$0.0525
May 6, 2024	July 3, 2024	July 16, 2024	$0.0600
At June 30, 2025 and December 31, 2024, the balance of the distributions payable was $8.5 million.
Impact of Recently-Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The guidance requires disclosing disaggregated information about certain income statement expense captions but does not change the presentation of expense information or expense captions reported on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 will have on the Company's consolidated financial statements.

3.    INVESTMENTS IN RENTAL PROPERTIES
Dispositions of Rental Properties and Developable Land
The Company disposed of the following developable land holding during the six months ended June 30, 2025 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value		Gain (loss) on disposition of developable land
01/24/25	65 Livingston	Roseland, NJ	$7,139	$7,295	(a)	$(156)
04/03/25	Wall Land	Wall Township, NJ	30,152	4,116		26,036
04/29/25	1 Water Street	White Plains, NY	15,563	5,033		10,530
Totals			$52,854	$16,444		$36,410
(a) Carrying value reflects previously recorded impairment charges of $2.6 million.
The Company disposed of the following rental properties during the six months ended June 30, 2024 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds	Net Carrying Value	Discontinued Operations: Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net
03/20/24	Harborside 5	Jersey City, New Jersey	1	977,225	Office	$81,515	$81,228	$287
	Others (a)							1,261
Totals						$81,515	$81,228	$1,548
(a) Others represent resolution of estimated accrued expenses from various previously sold rental properties.
The Company disposed of the following developable land holding during the six months ended June 30, 2024 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value		Gain (loss) on disposition of developable land
01/03/24	2 Campus	Parsippany-Troy Hills, New Jersey	$10,155	$9,371		$784
04/16/24	107 Morgan	Jersey City, New Jersey	50,630	50,929	(a)	(299)
04/30/24	6 Becker Farm / 85 Livingston	Roseland, NJ	27,985	16,955		11,030
Totals			$88,770	$77,255		$11,515
(a) Carrying value reflects previously recorded impairment charges of $10.5 million.
Dispositions of Unconsolidated Joint Ventures
In April 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey for $0.5 million. The Company recorded a gain on sale for its interest of approximately $0.2 million during the three and six months ended June 30, 2025.
In April 2025, the Company sold its interest in the PI North developable land parcels in West New York, New Jersey for $6.6 million. The Company recorded a gain on sale for its interest of approximately $4.9 million during the three and six months ended June 30, 2025.
In January 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale for its interest of approximately $7.1 million during the six months ended
June 30, 2024.
Acquisition of Controlling Interest in Unconsolidated Joint Venture
On April 21, 2025, the Company acquired the remaining 15% controlling interest in the joint venture which owns Sable (previously referred to as “Urby at Harborside”) for cash consideration of $38.5 million (“Sable JV Interest Acquisition”). Concurrent with the acquisition, the Company assumed the $181.8 million property-level mortgage. The acquisition was funded from the proceeds of sales previously completed.

Prior to the acquisition of the controlling interest of Sable, the Company accounted for its investment in that joint venture as an equity method investment under the voting interest model within Investments in unconsolidated joint ventures on our Consolidated Balance Sheets. This transaction was accounted for as an asset acquisition under, ASC 805-50, Business Combinations. As a result of acquiring full ownership, the Company consolidated Sable onto the Consolidated Balance Sheets at the sum of the historical cost basis for the existing 85% interest and at the purchase price for the newly acquired 15% interest.

The gross purchase price of the newly acquired 15% controlling interest, inclusive of transaction costs of $2.1 million, was allocated by major categories of assets acquired and liabilities assumed using relative fair value. The consolidated balances for Sable as of the acquisition date were as follows: $267.3 million of Net investment in rental property, $2.2 million of acquired in-place leases and other intangibles presented within Deferred charges and other assets, net, and $181.0 million of Mortgages, loans payable and other obligations, net.
Real Estate Held for Sale and Related Liabilities
As of June 30, 2025, the Company had classified four multifamily properties, 145 Front Street at City Square, The James, Signature Place, and Quarry Place at Tuckahoe, and the related mortgage loan for Quarry Place at Tuckahoe, as held for sale. The properties are located in Worcester, MA, Park Ridge, NJ, Morris Plains, NJ and Eastchester, NY, respectively. In July 2025, 145 Front Street at City Square and Signature Place were sold for gross proceeds of $207.2 million.
As of December 31, 2024, the Company had classified a developable land parcel, located in Roseland, New Jersey as held for sale, which was sold in January 2025.
The following table summarizes real estate and liabilities held for sale, net as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Land	$22,941	$9,910
Building & Other	328,145	—
Less: Accumulated depreciation	(55,634)	—
Less: Cumulative unrealized losses on property held for sale	(6,877)	(2,619)
Real estate held for sale, net	$288,575	$7,291

Liabilities held for sale, net	$40,862	$—
Discontinued Operations
The Company has discontinued operations related to its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) which represented a strategic shift in the Company’s operations. See Note 7: Discontinued Operations.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2025, the Company had an aggregate investment of approximately $53.6 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage multifamily rental properties. As of June 30, 2025, the unconsolidated joint ventures owned four multifamily properties totaling 1,195 apartment units. As of June 30, 2025, the Company’s unconsolidated interests range from 22.5 percent to 50.0 percent subject to specified priority allocations in certain of the joint ventures.
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
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.8 million for such services in the three months ended June 30, 2025 and 2024, and $1.5 million and $1.6 million in the six months ended June 30, 2025 and 2024, respectively. The Company had $0.3 million and $0.5 million in accounts receivable due from its unconsolidated joint ventures as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.
The following is a summary of the Company's unconsolidated joint ventures as of June 30, 2025 and December 31, 2024 (dollars in thousands):

						Property Debt
Entity / Property Name	Number of Apartment Units		Company's Effective Ownership % (a)	Carrying Value		As of June 30, 2025

				June 30, 2025	December 31, 2024	Balance	Maturity Date		Interest Rate
Metropolitan at 40 Park (b)	130	units	(b)	$—	$689	$—	—		—%
RiverTrace at Port Imperial	316	units	22.5%	3,755	4,074	82,000	11/10/26		3.21%
The Capstone at Port Imperial	360	units	40.0%	18,310	20,519	135,000	12/22/25	SOFR+	1.20%
Riverpark at Harrison	141	units	45.0%	—	—	30,192	07/01/35		3.19%
Station House	378	units	50.0%	31,553	31,509	86,267	07/01/33		4.82%
Urby at Harborside (c)	762	units	(c)	—	52,832	—	—		—%
PI North - Land (b)	829	potential units	(b)	—	1,678	—	—		—
Totals:				$53,618	$111,301	$333,459
(a)Company's effective ownership percentage represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
(b)The Company's ownership interests in these ventures are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term. In April 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey and PI North developable land parcels in West New York, New Jersey. See Note 3: Investments in Rental Properties - Dispositions of Unconsolidated Joint Ventures.
(c)The Company owned an 85 percent interest with shared control over major decisions such as approval of budgets, property financing and leasing guidelines. In April 2025, the Company acquired the remaining 15 percent controlling interest in the joint venture and consolidated its full interest in the property. See Note 3: Investments in Rental Properties - Acquisition of Controlling Interest in Unconsolidated Joint Venture.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and six months ended June 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity / Property Name	2025	2024	2025	2024
Metropolitan and Lofts at 40 Park (a)	$(112)	$(47)	$(361)	$(474)
RiverTrace at Port Imperial	149	132	309	291
The Capstone at Port Imperial	188	(5)	349	44
Riverpark at Harrison	54	68	108	136
Station House	57	(133)	46	(171)
Urby at Harborside	190	3,084	3,917	3,587
PI North - Land (a)	—	(166)	—	(226)
Company's equity in earnings (loss) of unconsolidated joint ventures (b)	$526	$2,933	$4,368	$3,187
(a)In January 2024, the joint venture sold the Lofts at 40 Park multifamily rental property. In April 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey and PI North developable land parcels in West New York, New Jersey. See Note 3: Investments in Rental Properties - Dispositions of Unconsolidated Joint Ventures.
(b)Amounts are net of amortization of basis differences of $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million for the six months ended June 30, 2025 and 2024.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	June 30, 2025	December 31, 2024
Deferred leasing costs	$5,188	$4,765
Deferred financing costs (a)	6,307	6,296
Deferred charges	11,495	11,061
Accumulated amortization	(5,799)	(4,558)
Deferred charges, net	5,696	6,503
In-place lease values, related intangibles and other assets, net	9,989	9,519
Right of use assets (b)	4,618	5,145
Prepaid expenses and other assets, net	22,756	27,309

Total deferred charges and other assets, net	$43,059	$48,476
(a)This amount relates to the deferred financing costs associated with the revolving credit facility. Deferred financing costs related to all other debt liabilities are netted against those debt liabilities for all periods presented.
(b)This amount has a corresponding liability of $6.1 million and $6.5 million as of June 30, 2025 and December 31, 2024, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease agreements for further details.
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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $1.0 million will be reclassified as an increase to interest expense.
As of June 30, 2025, the Company had six interest rate caps outstanding and in effect with a notional amount of $441.5 million designated as cash flow hedges of interest rate risk. In July 2025, the Company repaid the $200 million outstanding balance on the 2024 Term Loan.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 (dollars in thousands):

Derivative Instruments	Fair Value		Balance sheet location
	June 30, 2025	December 31, 2024
Interest rate caps designated as hedging instruments	$2,293	$4,953	Deferred charges and other assets, net
Interest rate caps not designated as hedging instruments	—	525	Deferred charges and other assets, net
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (a) (b)				Total Amount of Interest Expense presented in the Consolidated Statements of Operations
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Interest Rate Caps	$110	$187	$(790)	$1,152	$63	$1,067	$(77)	$2,126	$(24,604)	$(21,676)	$(47,564)	$(43,176)
(a)Amounts exclude net losses of $0.1 million and net gains of $0.04 million recognized on unconsolidated jointly owned investments during the three months ended June 30, 2025 and 2024, respectively and net losses of $0.5 million and net gains of $1.2 million during the six months ended June 30, 2025 and 2024.
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
As of June 30, 2025, the Company did not have any interest rate derivatives in a net liability position.
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

	June 30, 2025	December 31, 2024
Security deposits	$10,814	$9,410
Escrow and other reserve funds	7,767	7,649

Total restricted cash	$18,581	$17,059
7.    DISCONTINUED OPERATIONS
The Company's sale of its former Office Portfolio represented a strategic shift in the Company’s operations. As such, the results of these sold properties are classified as discontinued operations for all periods presented.
The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net, for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenues	$—	$(277)	$141	$2,722
Operating and other expenses, net	(27)	1,639	(32)	(645)
Depreciation and amortization	—	—	—	(668)
Equity in earnings of unconsolidated joint ventures	—	57	—	262

Income (loss) from discontinued operations	(27)	1,419	109	1,671

Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	—	—	1,548
Realized gain (loss), net	—	—	—	1,548

Total discontinued operations, net	$(27)	$1,419	$109	$3,219
8.    REVOLVING CREDIT FACILITY AND TERM LOANS
On April 22, 2024, the Company entered into the 2024 Credit Agreement with a group of eight lenders (the "Lenders") that provides for a $300 million senior secured revolving credit facility (the "2024 Revolving Credit Facility") and a $200 million senior secured term loan facility (the "2024 Term Loan").

The original terms of the 2024 Revolving Credit Facility included: (1) a three-year term ending in April 2027, subject to one twelve-month extension option; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $300 million; (3) a first priority lien on no fewer than five properties with an aggregate appraised value of at least $900 million, initially consisting of (i) The James; and the following additional identified properties to be added to the collateral pool at a subsequent date, (ii) 145 Front at City Square; (iii) Signature Place; (iv) Soho Lofts; and (v) Liberty Towers (collectively, the “Collateral Pool Properties”); and (4) a commitment fee payable quarterly ranging from 25 basis points to 35 basis points per annum on the daily unused amount of the 2024 Revolving Credit Facility.

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

On July 9, 2025, the Company entered into an amendment to the 2024 Credit Agreement with the Lenders to allow for the removal of three assets, The James, Signature Place, and 145 Front Street at City Square from the Collateral Pool Properties, provided that proceeds of their respective sales are applied to the repayment in full of the $200 million outstanding balance under the 2024 Term Loan.

The Company may request increases in the principal amount of the 2024 Revolving Credit Facility and/or new term loans under the 2024 Term Loan Facility in an aggregate amount of up to $200 million, which shall be subject to commercially reasonable syndication efforts.

Interest on borrowings under the amended 2024 Term Loan shall be based on applicable interest rate (the “Interest Rate”) plus a margin ranging from 100 basis points to 200 basis points (the “ Term Loan Applicable Rate”) depending on the Interest Rate elected. Borrowings under the amended 2024 Revolving Credit Facility will have a leverage-based Interest Rate plus a margin ranging from 25 basis points to 180 basis points (the “Revolving Credit Applicable Rate”). With respect to borrowings under the amended 2024 Term Loan, the Interest Rate shall be either (A) the Alternative Base Rate plus the Term Loan Applicable Rate and/or (B) the Adjusted Term SOFR Rate plus the Term Loan Applicable Rate.

With respect to borrowings under the 2024 Revolving Credit Facility, the Interest Rate shall be either (A) the Alternative Base Rate plus the Revolving Credit Applicable Rate, and/or (B) the Adjusted Term SOFR Rate plus the Revolving Credit Applicable Rate, and/or (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Rate. As used herein: “Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate, plus 10 basis points; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”) plus 10 basis points.
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
As of June 30, 2025, the outstanding principal balances of the 2024 Term Loan and 2024 Revolving Credit Facility were $200 million and $127 million, respectively. As of June 30, 2025, the effective interest rate applicable to the 2024 Term Loan and 2024 Revolving Credit Facility were 6.23% and 7.06%, respectively.
As of June 30, 2025, The James, 145 Front at City Square, Soho Lofts, Signature Place, and Liberty Towers were encumbered by the Company's credit facilities, with a total carrying value of approximately $0.8 billion.
In July 2025, the Company fully repaid the outstanding balance of the 2024 Term Loan using proceeds from the sales of Signature Place and 145 Front Street at City Square.
The Company was in compliance with its debt covenants under the 2024 Credit Agreement as of June 30, 2025.

9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties. As of June 30, 2025, 13 of the Company’s properties, with a total carrying value of approximately $2.0 billion, are encumbered by the Company's mortgages and loans payable, including those classified as held for sale. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of June 30, 2025.
A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	June 30, 2025	December 31, 2024	Maturity
Portside 2 at East Pier (b)	New York Life Insurance Company		4.56%	$94,614	$95,427	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	114,500	115,515	08/10/26
Portside at East Pier (c)	KKR	SOFR+	2.75%	56,500	56,500	09/07/26
The Upton (d)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
RiverHouse 9 at Port Imperial (e)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe (f)	Natixis Real Estate Capital LLC		4.48%	—	41,000	08/05/27
BLVD 475	The Northwestern Mutual Life Insurance Co.		2.91%	162,969	164,712	11/10/27
Haus25	Freddie Mac		6.04%	343,061	343,061	09/01/28
RiverHouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Sable (g)	Pacific Life		5.20%	181,544	—	08/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	30,815	31,098	12/01/29
The Emery at Overlook Ridge (h)	Flagstar Bank		3.21%	69,902	70,653	01/01/31

Principal balance outstanding				$1,469,905	$1,333,966
Unamortized deferred financing costs				(9,941)	(10,492)

Total mortgages, loans payable and other obligations, net				$1,459,964	$1,323,474
(a)Reflects effective rate of debt, including deferred financing costs, comprised of debt initiation costs, and other transaction costs, as applicable.
(b)On June 11, 2024, the lender terminated the Company's payment guarantee of 10 percent of the outstanding principal.
(c)As of June 30, 2025, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in September 2026.
(d)As of June 30, 2025, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in November 2026.
(e)As of June 30, 2025, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in July 2026.
(f)As of June 30, 2025, the Company identified this $41.0 million mortgage, and the related unamortized deferred financing costs of $0.1 million, as a liability held for sale. See Note 3: Investments in Rental Properties for more information.
(g)The Company consolidated its interest in Sable on April 21, 2025 as a result of the Sable JV Interest Acquisition. See Note 3: Investments in Rental Properties for more information.
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
Cash Paid for Interest
Cash paid for interest for the three months ended June 30, 2025 and 2024 was $21.1 million and $19.9 million, respectively, and $41.0 million and $39.3 million for the six months ended June 30, 2025 and 2024, respectively. No interest was capitalized by the Company for the three or six months ended June 30, 2025 and 2024.

Summary of Indebtedness

(dollars in thousands)	June 30, 2025		December 31, 2024
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a) (b)	$1,698,339	4.96%	$1,670,313	5.05%
Unhedged portion of Revolving Credit Facility	127,000	7.06%	2,000	7.08%

Totals/Weighted Average, net of unamortized deferred financing costs (c):	$1,825,339	5.11%	$1,672,313	5.05%
(a)     As of June 30, 2025 and December 31, 2024, includes debt with interest rate caps outstanding with a notional amount of $441.5 million and $591.5 million, respectively.
(b)     As of June 30, 2025, includes $40.9 million classified as Liabilities held for sale, net on the Company's Consolidated Balance Sheets.
(b)    Excludes $3.7 million and $4.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of June 30, 2025 and December 31, 2024, respectively.
10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax and post-tax contributions, as well as any matching or profit sharing contributions made on their behalf by the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2025 and December 31, 2024. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Items Measured at Fair Value on a Recurring Basis
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2025 and December 31, 2024.
The fair value of the Company’s long-term debt, consisting of the credit facility, mortgages, loans payable, liabilities held for sale and other obligations, aggregated approximately $1.8 billion and $1.6 billion as compared to the book value of approximately $1.8 billion and $1.7 billion as of June 30, 2025 and December 31, 2024, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
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
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
The fair value measurements used in the evaluation of the Company’s rental properties for impairment and purchase price allocation analyses are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable assumptions. Assumptions that were utilized in the fair value calculations include, but are not limited to, discount rates, market capitalization rates, expected lease rental rates, third-party broker information and information from potential buyers, as applicable.
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
During the three and six months ended June 30, 2025, the Company recognized impairment charges of $12.5 million and $15.7 million, respectively, on two and three developable land parcels, respectively, based upon estimated selling prices. The impairment charges were recorded in Land and other impairments, net, on the Company's Consolidated Statements of Operations.

During the three and six months ended June 30, 2025, the Company recognized an impairment charge of $6.9 million on a multifamily property classified as held for sale located in Park Ridge, NJ based upon its estimated selling price. The impairment charge was recorded in Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net on the Company's Consolidated Statement of Operations.

There were no impairment charges recognized during the three and six months ended June 30, 2024.
12.    COMMITMENTS AND CONTINGENCIES
PILOT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties as follows:

				PILOT Payments		PILOT Payments
Property Name	Location	Asset Type	PILOT Expiration Dates	Three Months Ended June 30,		Six Months Ended June 30,
				2025	2024	2025	2024
				(Dollars in Thousands)		(Dollars in Thousands)
BLVD 401 (a)	Jersey City, NJ	Multifamily	4/2026	$574	$701	$1,111	$1,143
Sable (b)	Jersey City, NJ	Multifamily	2/2027	1,259	(b)	1,259	(b)
RiverHouse 11 at Port Imperial (c)	Weehawken, NJ	Multifamily	7/2033	428	492	911	949
RiverHouse 9 at Port Imperial (d)	Weehawken, NJ	Multifamily	6/2046	404	451	851	858
Haus25 (e)	Jersey City, NJ	Multifamily	3/2047	745	717	1,510	1,414
The James (f)	Park Ridge, NJ	Multifamily	6/2051	230	210	457	416
Total PILOT taxes				$3,640	$2,571	$6,099	$4,780

(a)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined.
(b)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined. The Company consolidated its interest in Sable on April 21, 2025 as a result of the Sable JV Interest Acquisition. See Note 3: Investments in Rental Properties - Acquisition of Controlling Interest in Unconsolidated Joint Venture for more information.
(c)The annual PILOT is equal to 12 percent of Gross Revenues for years 1-5, 13 percent for years 6-10 and 14 percent for years 11-15, as defined.
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

As previously reported, on April 23, 2025, the Company was named as a defendant in a complaint brought by the Attorney General of the State of New Jersey alleging antitrust violations by RealPage, Inc., a seller of revenue management software and owners and/or operators of multifamily housing, including us, which utilize this software. The Company was formally served with the complaint on April 30, 2025. The complaint alleges violation of the Sherman Act, the New Jersey Antitrust Act, and the New Jersey Consumer Fraud Act. We believe this lawsuit is without merit and we intend to vigorously defend against it. As this proceeding is in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of this matter.
OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, as of June 30, 2025 and December 31, 2024, are as follows (dollars in thousands):

Year	As of June 30, 2025 Amount
July 1 through December 31, 2025	$640
2026	1,279
2027	1,280
2028	494
2029	222
2030 through 2101	31,226
Total lease payments	35,141
Less: imputed interest	(29,022)

Total	$6,119

Year	As of December 31, 2024 Amount
2025	$1,279
2026	1,279
2027	1,280
2028	494
2029	222
2030 through 2101	31,225
Total lease payments	35,779
Less: imputed interest	(29,235)

Total	$6,544
Office and ground lease expenses incurred by the Company amounted to $0.7 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.3 million for the six months ended June 30, 2025 and 2024.
The Company had capitalized operating leases for one office and two ground leases, which had balances of $2.8 million and $1.9 million, respectively, at June 30, 2025. Such amounts represent the net present value (“NPV”) of future payments detailed above. The one office and two ground leases used incremental borrowing rates of 6.0 percent and 7.6 percent, respectively, to arrive at the NPV and have weighted average remaining lease terms of 2.8 years and 76.1 years, respectively. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
OTHER
During the first quarter of 2024, the Company determined that the applicable conditions required to earn the stay-on award agreements with 20 employees were satisfied, and as a result, the corresponding cash and stock awards were deemed earned and payable. The total cost of such awards was approximately $2.6 million, including the issuance of 42,095 shares of the Company’s common stock, of which $1.3 million was recorded in each General and administrative and Property management expenses, on the Company's Consolidated Statements of Operations during the six months ended June 30, 2024.

As a result of the Sable JV Interest Acquisition, disclosed in Note 3: Investments in Rental Properties - Acquisition of Controlling Interest In Unconsolidated Joint Venture, the Company assumed an agreement for the annual sale of an economic tax credit certificate issued by the State of New Jersey ("Sable Tax Credit"). Under the terms of the agreement, the Company is obligated to transfer $3.1 million of Sable Tax Credits per year, subject to annual qualification criteria as determined by the state. Recognition of the Sable Tax Credit is reported in Other (expense) income, net on the Company's Consolidated Statement of Operations and is contingent upon (i) the Company’s eligibility each year, and (ii) the buyer’s ability to utilize the credits. The agreement is expected to expire in 2027.
As of June 30, 2025, the Company had outstanding letters of credits totaling $3.7 million issued in connection with insurance requirements and for environmental financial assurance, collateralized by the available balance on the 2024
Credit Agreement.
13.    REDEEMABLE NONCONTROLLING INTERESTS
Preferred Units
The Operating Partnership has 9,213 Series A-1 Preferred Units (the "Preferred Units") outstanding as of June 30, 2025. The Series A Preferred Units were all redeemed as of March 13, 2024. The key terms of the Preferred Units are summarized as follows:

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
Summary of Redeemable Noncontrolling Interests
The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine section for the three and six months ended June 30, 2025 and 2024, respectively (dollars in thousands):

Series A-1 Preferred Units In VRLP
Balance at April 1, 2025	$9,294
Income Attributed to Noncontrolling Interests	81
Distributions	(81)
Balance at June 30, 2025	$9,294

Series A-1 Preferred Units In VRLP
Balance at January 1, 2025	$9,294
Income Attributed to Noncontrolling Interests	162
Distributions	(162)
Balance at June 30, 2025	$9,294

Series A-1 Preferred Units In VRLP
Balance at April 1, 2024	$9,294
Income Attributed to Noncontrolling Interests	81
Distributions	(81)
Balance at June 30, 2024	$9,294

Series A and A-1 Preferred Units In VRLP
Balance at January 1, 2024	$24,999
Redemption/Payout	(15,700)
Income Attributed to Noncontrolling Interests	378
Distributions	(383)
Balance at June 30, 2024	$9,294

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
The following table reflects the activity of the General Partner capital for the three and six months ended June 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Opening Balance	$1,080,486	$1,132,231	$1,099,391	$1,137,478
Net income (loss) available to common shareholders	10,904	2,922	205	(981)
Shares issued under ATM Program, net	—	1,886	—	1,831
Common stock distributions	(7,624)	(5,610)	(15,174)	(10,594)
Redemption of common units for common stock	30	113	539	113
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	3	3	4
Directors' deferred compensation plan	116	99	214	198
Stock Compensation	2,742	3,199	6,064	7,399
Cancellation of common stock	(390)	(1,807)	(4,313)	(3,341)
Other comprehensive income (loss)	(81)	(766)	(1,092)	232
Rebalancing of ownership percent between parent and subsidiaries	(89)	154	258	85
Balance at June 30	$1,086,095	$1,132,424	$1,086,095	$1,132,424
Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
The Company has a continuous “at-the-market” offering program (“ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. As of June 30, 2025, the

Company sold 133,759 shares pursuant to the ATM Program, generating net proceeds of $1.8 million. No shares were sold pursuant to the ATM Program during the three and six months ended June 30, 2025.
SHARE REPURCHASE PROGRAM
On February 19, 2025, the Board of Directors approved a $100 million share repurchase program, with share repurchases under the new program authorized to begin on March 26, 2025. The repurchase program is set to expire in February 2027. During the three and six months ended June 30, 2025, the Company did not repurchase any shares.
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
Stock Options
As of June 30, 2025, the Company had 1,530,000 options granted and outstanding, all of which are vested.
No stock options were exercised under any stock option plans for the six months ended June 30, 2025 and 2024. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of June 30, 2025 and December 31, 2024, the stock options outstanding had a weighted average remaining contractual life of approximately 3.2 years and 2.6 years, respectively.
The Company recognized stock compensation expense related to stock options of $17 thousand and $0.1 million for the three months ended June 30, 2025 and 2024, respectively and $0.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards ("RSAs") in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the RSAs issued is based on time and service. On June 11, 2025, the Company issued RSAs to non-employee members of the Board of Directors, of which 68,328 unvested RSAs were outstanding at June 30, 2025.
The Company recognized stock compensation expense related to RSAs of $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the Company had $1.0 million unrecognized compensation cost related to unvested RSAs granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.9 years.
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
A portion of the RSUs are subject to time-based vesting conditions and will vest over a three-year period ("TRSUs"). As of June 30, 2025, there are 752,911 TRSUs outstanding and unvested.
Additionally, in April 2022, the General Partner granted 59,707 TRSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08. As of June 30, 2025, all TRSUs classified as inducement awards have vested.
Another portion of the annual LTIP Awards have market-based vesting conditions ("PRSUs"), and recipients will only earn the full amount of the PRSUs if, over the three-year performance period, the General Partner achieves an absolute Total Shareholder Return ("TSR") target and if the General Partner’s relative TSR as compared to a group of peer REITs ("Peer Group") exceeds certain thresholds. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 160% of the shares granted. The market-based award targets are determined annually by the compensation committee of the Board of Directors. As of June 30, 2025, there are 818,742 PRSUs outstanding and unvested.
In addition, the Company has granted RSUs with a three-year cliff vest subject to the achievement of adjusted funds from operations targets ("OPRSUs"). As of June 30, 2025, there are 797,057 OPRSUs outstanding and unvested.
The fair value of the RSU LTIP Awards is based on the fair value of the underlying shares on the date of grant. The fair value of the PRSUs that relate to a TSR performance objective was determined using a Monte Carlo simulation analysis.
The expected volatility of the common stock is estimated based on the historical volatility rate for the preceding three-year performance period. The dividend yield assumption was based on anticipated dividend payouts.
The Company recognized stock compensation expense related to LTIP awards of $2.4 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively and $5.3 million and $6.5 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the Company had $13.6 million of total unrecognized compensation cost related to unvested LTIP Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2.2 years.
All currently outstanding and unvested RSU LTIP Awards provided to the executive officers, senior management, and certain other employees were issued under the 2013 Plan, 2024 Plan or as inducement awards.
Deferred Stock Compensation Plan For Directors
The Amended and Restated Deferred Compensation Plan for Directors, which commenced January 1, 1999, allows non-employee directors of the Company to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors’ termination of service from the Board of Directors or a change in control of the Company, as defined in the plan. Deferred stock units are credited to each director quarterly using the closing price of the Company’s common stock on the applicable dividend record date for the respective quarters. Each participating director’s account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During the three months ended June 30, 2025 and 2024, deferred stock units earned were 7,220 and 6,951, respectively. During the six months ended June 30, 2025 and 2024, 13,540 and 14,060 deferred stock units were earned, respectively. As of June 30, 2025 and December 31, 2024, there were 117,855 and 104,315 deferred stock units outstanding, respectively.
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
The following information presents the Company’s results for the three and six months ended June 30, 2025 and 2024 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Basic EPS	2025	2024	2025	2024
Income (loss) from continuing operations after income tax expense	$11,870	$1,316	$(1,996)	$(4,953)
Add (deduct): Noncontrolling interests in consolidated joint ventures	149	543	2,274	1,038
Add (deduct): Noncontrolling interests in Operating Partnership	(1,009)	(153)	(11)	370
Add (deduct): Redeemable noncontrolling interests	(81)	(81)	(162)	(378)
Income (loss) from continuing operations available to common shareholders	$10,929	$1,625	$105	$(3,923)
Income (loss) from discontinued operations available to common shareholders	(25)	1,297	100	2,942
Net income (loss) available to common shareholders for basic earnings per share	$10,904	$2,922	$205	$(981)

Weighted average common shares	93,392	92,663	93,227	92,469

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$0.12	$0.02	$—	$(0.04)
Income (loss) from discontinued operations available to common shareholders	—	0.01	—	0.03
Net income (loss) available to common shareholders	$0.12	$0.03	$0.00	$(0.01)

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Diluted EPS	2025	2024	2025	2024
Net income (loss) from continuing operations available to common shareholders	$10,929	$1,625	$105	$(3,923)
Add (deduct): Noncontrolling interests in Operating Partnership	1,009	153	11	(370)
Income (loss) from continuing operations for diluted earnings per share	$11,938	$1,778	$116	$(4,293)
Income (loss) from discontinued operations for diluted earnings per share	(27)	1,419	109	3,219
Net income (loss) available for diluted earnings per share	$11,911	$3,197	$225	$(1,074)

Weighted average common shares	102,259	101,952	102,164	101,160

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$0.12	$0.02	$—	$(0.04)
Income (loss) from discontinued operations available to common shareholders	—	0.01	—	0.03
Net income (loss) available to common shareholders	$0.12	$0.03	$—	$(0.01)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic EPS shares	93,392	92,663	93,227	92,469
Add: Operating Partnership – common and vested LTIP units	8,619	8,689	8,625	8,691
Add: Dilutive effect of stock-based compensation awards	248	600	312	—
Diluted EPS Shares	102,259	101,952	102,164	101,160

Veris Residential, L.P.:

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Basic EPU	2025	2024	2025	2024
Income (loss) from continuing operations after income tax expense	$11,870	$1,316	$(1,996)	$(4,953)
Add (deduct): Noncontrolling interests in consolidated joint ventures	149	543	2,274	1,038
Add (deduct): Redeemable noncontrolling interests	(81)	(81)	(162)	(378)
Income (loss) from continuing operations available to unitholders	$11,938	$1,778	$116	$(4,293)
Income (loss) from discontinued operations available to unitholders	(27)	1,419	109	3,219
Net income (loss) available to common unitholders for basic earnings per unit	$11,911	$3,197	$225	$(1,074)

Weighted average common units	102,011	101,352	101,852	101,160

Basic EPU:
Income (loss) from continuing operations available to unitholders	$0.12	$0.02	$0.00	$(0.04)
Income (loss) from discontinued operations available to unitholders	0.00	0.01	0.00	0.03
Net income (loss) available to common unitholders for basic earnings per unit	$0.12	$0.03	$0.00	$(0.01)

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Diluted EPU	2025	2024	2025	2024
Income (loss) from continuing operations available to common unitholders	$11,938	$1,778	$116	$(4,293)
Income (loss) from discontinued operations for diluted earnings per unit	(27)	1,419	109	3,219
Net income (loss) available to common unitholders for diluted earnings per unit	$11,911	$3,197	$225	$(1,074)

Weighted average common unit	102,259	101,952	102,164	101,160

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$0.12	$0.02	$0.00	$(0.04)
Income (loss) from discontinued operations available to common unitholders	0.00	0.01	0.00	0.03
Net income (loss) available to common unitholders	$0.12	$0.03	$0.00	$(0.01)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic EPU units	102,011	101,352	101,852	101,160
Add: Dilutive effect of stock-based compensation awards	248	600	312	—
Diluted EPU Units	102,259	101,952	102,164	101,160
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
The following table reflects the activity of noncontrolling interests for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Opening Balance	$128,691	$139,985	$133,678	$142,075
Net income (loss)	939	(187)	(2,092)	(753)
Unit distributions	(689)	(521)	(1,379)	(978)
Redeemable noncontrolling interests	(81)	(81)	(162)	(378)
Change in noncontrolling interests in consolidated joint ventures	(441)	(209)	(529)	(1,142)
Redemption of common units for common stock	(30)	(113)	(539)	(113)
Redemption of common units	—	—	(148)	—
Other comprehensive income (loss)	(8)	(72)	(101)	22
Rebalancing of ownership percentage between parent and subsidiaries	89	(154)	(258)	(85)
Balance at June 30	$128,470	$138,648	$128,470	$138,648
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2025, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $0.3 million as of June 30, 2025.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the three months ended June 30, 2025, the Company redeemed 2,580 common units for common shares, at their fair value of $30 thousand. During the six months ended June 30, 2025, the Company redeemed 45,613 common units for common shares, at their fair value of $0.5 million, and redeemed 9,271 common units for cash, at their fair value of $0.1 million.
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
Noncontrolling Interests Ownership in Operating Partnership
As of June 30, 2025 and December 31, 2024, the noncontrolling interests common unit and LTIP unit holders owned 8.4 percent and 8.5 percent of the Operating Partnership, respectively.
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
The chief operating decision maker evaluates the performance of the Company on a consolidated basis, based upon consolidated net income (loss), to make decisions about the Company’s operations and resource allocation. Consolidated net income (loss) is used to monitor budget versus actual results, and in competitive analysis by benchmarking to the Company’s competitors. The significant expenses of the Company are presented within the Consolidated Statement of Operations.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2025 ("2025"), as compared to the three and six months ended June 30, 2024 ("2024"), make reference to the following:

(i)     “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2024 excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January
1, 2024 through June 30, 2025;

(ii)     “Acquired and Developed Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2024 through June 30, 2025.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

(dollars in thousands)	Three Months Ended June 30,		Dollar Change	Percent Change
	2025	2024
Revenue from rental operations and other:
Revenue from leases	$69,348	$60,917	$8,431	13.8%
Parking income	4,376	3,922	454	11.6
Other income	1,438	1,766	(328)	(18.6)
Total revenues from rental operations	75,162	66,605	8,557	12.8

Property expenses:
Real estate taxes	10,105	9,502	603	6.3
Utilities	2,103	1,796	307	17.1
Operating services	12,887	12,628	259	2.1
Total property expenses	25,095	23,926	1,169	4.9

Non-property revenues:
Management fees	766	871	(105)	(12.1)
Total non-property revenues	766	871	(105)	(12.1)

Non-property expenses:
Property management	4,088	4,366	(278)	(6.4)
General and administrative	9,605	8,975	630	7.0
Transaction related costs	1,570	890	680	76.4
Depreciation and amortization	22,471	20,316	2,155	10.6
Land and other impairments, net	12,467	—	12,467	100.0
Total non-property expenses	50,201	34,547	15,654	45.3
Operating profit	632	9,003	(8,371)	(93.0)
Other (expense) income:
Interest expense	(24,604)	(21,676)	(2,928)	13.5
Interest and other investment income	70	1,536	(1,466)	(95.4)
Equity in earnings (losses) of unconsolidated joint ventures	526	2,933	(2,407)	(82.1)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	(6,877)	—	(6,877)	(100.0)
Gain (loss) on disposition of developable land	36,566	10,731	25,835	240.8
Gain (loss) on sale of unconsolidated joint venture interests	5,122	—	5,122	100.0
Gain (loss) from extinguishment of debt, net	—	(785)	785	(100.0)
Other income (expense), net	528	(250)	778	(311.2)
Total other (expense) income, net	11,331	(7,511)	18,842	(250.9)
Income (loss) from continuing operations before income tax expense	11,963	1,492	10,471	701.8
Provision for income taxes	(93)	(176)	83	(47.2)
Income (loss) from continuing operations after income tax expense	11,870	1,316	10,554	802.0
Discontinued operations:
Income (loss) from discontinued operations	(27)	1,419	(1,446)	(101.9)
Total discontinued operations, net	(27)	1,419	(1,446)	(101.9)
Net income (loss)	$11,843	$2,735	$9,108	333.0%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2025, as compared to 2024, divided into Same-Store Properties and Acquired and Developed Properties (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$8,431	13.8%	$1,721	2.8%	$6,710	100.0%
Parking income	454	11.6	333	8.5	121	100.0
Other income	(328)	(18.6)	(392)	(22.2)	64	100.0
Total	$8,557	12.8%	$1,662	2.5%	$6,895	100.0%

Property expenses:
Real estate taxes	$603	6.3%	$(500)	(5.3)%	$1,103	100.0%
Utilities	307	17.1	134	7.5	173	100.0
Operating services	259	2.1	(949)	(7.5)	1,208	100.0
Total	$1,169	4.9%	$(1,315)	(5.5)%	$2,484	—%

OTHER DATA:
Number of Consolidated Properties	20	19	1
Multifamily portfolio (number of units)	6,296	5,534	762
Revenue from leases. Revenue from leases from Same-Store properties increased $1.7 million, or 2.8 percent, due primarily to an increase in market rental rates.
Real estate taxes. Real estate taxes from Same-Store properties decreased $0.5 million, or 5.3 percent, due primarily to a reduction in tax rates.
Operating services. Operating services from Same-Store properties decreased $0.9 million, or 7.5 percent, due primarily to reduced insurance costs and reduced operating expenses at Liberty Towers during the renovation project.
General and administrative. General and administrative increased $0.6 million, or 7.0 percent, due primarily to higher severance costs in 2025, partially offset by reductions in stock-based compensation.
Transaction related costs. Transaction costs increased $0.7 million, or 76.4 percent. During the second quarter of 2025, the Company recorded costs primarily related to compensation attributable to completed transactions and non-recurring strategic advisory matters. During the second quarter of 2024, the Company recorded transaction related costs primarily related to the withdrawal of the public offering of common stock.
Depreciation and amortization. Depreciation and amortization increased $2.2 million, or 10.6 percent, due to the consolidation of Sable in the second quarter of 2025.
Land and other impairments, net. During the second quarter of 2025, the Company recorded $12.5 million of impairment on two developable land parcels.
Interest expense. Interest expense increased $2.9 million or 13.5 percent, primarily due to the consolidation of Sable, interest expense incurred on the 2024 Term Loan, and the higher strike rate of the replacement interest-rate cap that hedges the Upton mortgage loan, partially offset by lower interest expense as a result of the payoff of mortgage loans in 2024.
Interest and other investment income. Interest income decreased $1.5 million, or 95.4 percent primarily related to interest income earned on higher cash balances in 2024.

Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $2.4 million, or 82.1 percent due primarily to the consolidation of Sable in the second quarter of 2025, and the recognition of the Urby at Harborside tax credit of $2.6 million at share in the first quarter in 2025 compared to the second quarter in 2024.
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. During the second quarter of 2025, the Company recognized an impairment charge of $6.9 million on a multifamily property located in Park Ridge, NJ based upon its estimated selling price.
Gain (loss) on disposition of developable land. During the second quarter of 2025, the Company sold 1 Water Street and Wall Land and as a result, recognized a gain on disposition of $36.6 million. During the second quarter of 2024, the Company sold several parcels of land and as a result, recognized a gain on disposition of developable land of $10.7 million. See Note 3: Investments in Rental Properties to the Consolidated Financial Statements.
Gain (loss) on sale of unconsolidated joint venture interests. During the second quarter of 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey and recorded a gain on sale for its interest of approximately $0.2 million. Additionally, during the second quarter of 2025 the Company sold its interest in the PI North developable land parcels in West New York, New Jersey and recorded a gain on sale for its interest of approximately $4.9 million.
Gain (loss) from extinguishment of debt, net. During the second quarter of 2024, the Company wrote off unamortized deferred financing costs of $0.8 million relating to the early extinguishment of two mortgage loans.
Other income (expense), net. During the second quarter of 2025, the Company recognized income related to a forfeited sale deposit.
Discontinued operations. The Company recognized de minimis losses from discontinued operations in 2025, and income from discontinued operations of $1.4 million in 2024. See Note 7: Discontinued Operations to the Consolidated Financial Statements.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

(dollars in thousands)	Six Months Ended June 30,		Dollar Change	Percent Change
	2025	2024
Revenue from rental operations and other:
Revenue from leases	$131,313	$121,559	$9,754	8.0%
Parking income	8,125	7,667	458	6.0
Other income	2,762	3,797	(1,035)	(27.3)
Total revenues from rental operations	142,200	133,023	9,177	6.9

Property expenses:
Real estate taxes	19,317	18,679	638	3.4
Utilities	4,910	4,067	843	20.7
Operating services	23,880	25,198	(1,318)	(5.2)
Total property expenses	48,107	47,944	163	0.3

Non-property revenues:
Management fees	1,484	1,793	(309)	(17.2)
Total non-property revenues	1,484	1,793	(309)	(17.2)

Non-property expenses:
Property management	8,473	9,608	(1,135)	(11.8)
General and administrative	19,673	20,063	(390)	(1.9)
Transaction related costs	1,878	1,406	472	33.6
Depreciation and amortization	43,724	40,433	3,291	8.1
Land and other impairments, net	15,667	—	15,667	100.0
Total non-property expenses	89,415	71,510	17,905	25.0
Operating profit	6,162	15,362	(9,200)	(59.9)
Other (expense) income:
Interest expense	(47,564)	(43,176)	(4,388)	10.2
Interest and other investment income	95	2,074	(1,979)	(95.4)
Equity in earnings (losses) of unconsolidated joint ventures	4,368	3,187	1,181	37.1
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	(6,877)	—	(6,877)	(100.0)
Gain (loss) on disposition of developable land	36,410	11,515	24,895	216.2
Gain (loss) on sale of unconsolidated joint venture interests	5,122	7,100	(1,978)	(27.9)
Gain (loss) from extinguishment of debt, net	—	(785)	785	(100.0)
Other income (expense), net	423	5	418	8360.0
Total other (expense) income, net	(8,023)	(20,080)	12,057	(60.0)
Income (loss) from continuing operations before income tax expense	(1,861)	(4,718)	2,857	(60.6)
Provision for income taxes	(135)	(235)	100	(42.6)
Income (loss) from continuing operations after income tax expense	(1,996)	(4,953)	2,957	(59.7)
Discontinued operations:
Income (loss) from discontinued operations	109	1,671	(1,562)	(93.5)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	1,548	(1,548)	(100.0)
Total discontinued operations, net	109	3,219	(3,110)	(96.6)
Net income (loss)	$(1,887)	$(1,734)	$(153)	8.8%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2025, as compared to 2024, divided into Same-Store Properties and Acquired and Developed Properties (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Developed Properties
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$9,754	8.0%	$3,044	2.5%	$6,710	100.0%
Parking income	458	6.0	337	4.4	121	100.0
Other income	(1,035)	(27.3)	(1,099)	(28.9)	64	100.0
Total	$9,177	6.9%	$2,282	1.7%	$6,895	100.0%

Property expenses:
Real estate taxes	638	3.4%	$(464)	(2.5)%	$1,102	100.0%
Utilities	843	20.7	670	16.5	173	100.0
Operating services	(1,318)	(5.2)	(2,526)	(10.0)	1,208	100.0
Total	$163	0.3%	$(2,320)	(4.8)%	$2,483	—%

OTHER DATA:
Number of Consolidated Properties	21	20	1
Multifamily portfolio (number of units)	6,296	5,534	762

Revenue from leases. Revenue from leases from Same-Store Properties increased $3.0 million, or 2.5 percent, for 2025 as compared to 2024, due primarily to an increase in market rental rates.
Other income. Other income from Same-Store Properties decreased $1.1 million, or 28.9 percent primarily due to retail early lease termination fees recognized in 2024.
Utilities. Utilities from Same-Store Properties increased $0.7 million, or 16.5 percent, due primarily to increase in electric and gas consumption and rates.
Operating services. Operating services from Same-Store Properties decreased $2.5 million, or 10.0 percent, due primarily to reduced insurance costs and reduced operating expenses at Liberty Towers during the renovation project.
Property management expense. Property management expense decreased $1.1 million, or 11.8 percent due primarily to the satisfaction of stay-on award conditions in 2024. See Note 12: Commitments and Contingencies to the Consolidated Financial Statements.
Depreciation and amortization. Depreciation and amortization increased $3.3 million, or 8.1 percent due to the consolidation of Sable in the second quarter of 2025.
Land and other impairments, net. During 2025, the Company recorded $15.7 million of impairment on three developable land parcels.
Interest expense. Interest expense increased $4.4 million, or 10.2 percent primarily due to the consolidation of Sable, interest expense incurred on the 2024 Term Loan, and the higher strike rate of the replacement interest-rate cap that hedges the Upton mortgage loan, partially offset by lower interest expense as a result of the payoff of mortgage loans in 2024.
Interest and other investment income. Interest income decreased $2.0 million, or 95.4 percent primarily related to interest income earned on higher cash balances in 2024.

Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.2 million, or 37.1 percent, due primarily to the improved operating performance of its unconsolidated joint ventures as a result of higher rental rates, occupancy and reduced rental concessions, partially offset by the consolidation of Sable in the second quarter of 2025.
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. During the second quarter of 2025, the Company recognized an impairment charge of $6.9 million on a multifamily property located in Park Ridge, NJ based upon its estimated selling price.
Gain (loss) on disposition of developable land. In 2025, the Company sold several parcels of land and as a result, recognized a total gain on disposition of developable land of $36.4 million. In 2024, the Company sold several parcels of land and as a result, recognized a total gain on disposition of developable land of $11.5 million. See Note 3: Investments in Rental Properties to the Consolidated Financial Statements.
Gain (loss) on sale of unconsolidated joint venture interests. During 2025, the Company sold its interests in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey and PI North developable land parcels in West New York, New Jersey and recorded a gain on sale for its interest of $5.1 million. During 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property in Morristown, New Jersey and recorded a gain on the sale for its interest of $7.1 million.
Gain (loss) from extinguishment of debt, net. During 2024, the Company wrote off unamortized deferred financing costs of $0.8 million relating to the early extinguishment of two mortgage loans.
Discontinued operations. The Company recognized income from discontinued operations of $0.1 million in 2025 and $1.7 million in 2024. In 2024, the Company recognized $1.5 million realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net. See Note 7: Discontinued Operations to the Consolidated Financial Statements.

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
Cash Flows
Cash, cash equivalents and restricted cash increased by $5.7 million to $30.0 million at June 30, 2025, compared to $24.3 million at December 31, 2024. This increase is comprised of the following net cash flow items:
(1)$37.0 million provided by operating activities.
(2)$20.8 million provided by investing activities, consisting primarily of the following:
(a)$57.8 million received from proceeds from the sales of developable land;
(b)$8.2 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures;
(c)$7.1 million received from sales of unconsolidated joint ventures;
(d)$36.5 million used for the purchase of unconsolidated joint venture interest, net of cash acquired;
(e)$14.2 million used for additions to rental property, improvements and other costs; and
(f)$1.6 million used for the development of rental property and other related costs.
(3)$52.1 million used in financing activities, consisting primarily of the following:
(a)$95.0 million used for repayments of the revolving credit facility;
(b)$16.6 million used for payment of common dividends and distributions;
(c)$4.9 million used for repayments of mortgages, loans payable and other obligations;
(d)$4.3 million used for payment for taxes related to the net share settlement of stock compensation awards; and
(e)$70.0 million received from the borrowings from the revolving credit facility.

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
Dividends declared (on a per share basis) for the six months ended June 30, 2025 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2025	March 31, 2025	April 10, 2025	$0.0800
May 28, 2025	June 30, 2025	July 10, 2025	$0.0800
The General Partner, as of the taxable year ended December 31, 2024, the most recent year for which tax returns have been filed, has net operating losses of $240.0 million and $37.4 million of capital loss carryovers.
Debt Financing
Debt Strategy
The Company has historically utilized a combination of corporate and property-level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property-level indebtedness on or before the applicable maturity dates.
Debt Summary
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2025:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a) (b)	$1,710,903	93.1%	4.96%	2.49
Unhedged portion of Revolving Credit Facility (c)	127,000	6.9%	7.06%	1.81

Totals/Weighted Average:	$1,837,903	100.0%	5.11%	2.44
Unamortized deferred financing costs (d)	(12,564)
Total Debt, Net	$1,825,339
(a)Includes debt with interest rate caps outstanding with a notional amount of $441.5 million.
(b)As of June 30, 2025, includes $41.0 million classified as Liabilities held for sale, net on the Company's Consolidated Balance Sheets.
(c)Following the repayment of the Term Loan in July 2025, the Company's interest rate cap with a notional amount of $200 million remained outstanding and active. This cap will serve as a hedge against the interest rate exposure on the outstanding balance of the Revolving Credit Facility balance.
(d)Excludes $3.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of June 30, 2025. Unamortized deferred financing costs include $0.1 million of unamortized deferred financing costs classified as Liabilities held for sale, net on the Company's Consolidated Balance Sheets.

Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2025 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments
2025	$4,811	$—	$4,811	3.68%
2026	7,879	467,904	475,783	4.65
2027	5,326	632,318	637,644	5.23
2028	2,396	343,061	345,457	6.03
2029	2,289	309,335	311,624	4.94
Thereafter	1,771	60,812	62,583	3.21
Sub-total	24,472	1,813,430	1,837,902	5.11
Unamortized deferred financing costs (a)	(12,564)	—	(12,564)
Totals/Weighted Average	$11,908	$1,813,430	$1,825,338	5.11%
(a)Excludes $3.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of June 30, 2025.
Unencumbered Properties
As of June 30, 2025, the Company had two unencumbered properties with a carrying value of $33.2 million.
Equity Financing and Registration Statements
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $100 million of shares of common stock have been allocated for sale pursuant to the Company's ATM Program commenced in November 2023 and 133,759 shares have been sold, for gross proceeds of $1.8 million, as of June 30, 2025. No shares were sold pursuant to the ATM Program during the three and six months ended June 30, 2025.

The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of June 30, 2025.
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

Share Repurchase Program
On February 19, 2025, the Board of Directors approved a $100 million share repurchase program, with share repurchases under the new program authorized to begin on March 26, 2025. The repurchase program is set to expire in February 2027. During the three and six months ended June 30, 2025, the Company did not repurchase any shares.
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company may agree to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of June 30, 2025, there was no outstanding balance of such debt which was guaranteed by the Company.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) available to common shareholders	$10,904	$2,922	$205	$(981)
Add (deduct): Noncontrolling interests in Operating Partnership	1,009	153	11	(370)
Noncontrolling interests in discontinued operations	(2)	122	9	277
Real estate-related depreciation and amortization on continuing operations (a)	23,231	22,514	46,676	45,146
Real estate-related depreciation and amortization on discontinued operations	—	—	—	668
Continuing operations: (Gain) loss on sale from unconsolidated joint ventures	(5,122)	—	(5,122)	(7,100)
Continuing operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	6,877	—	6,877	—
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	—	—	(1,548)
Funds from operations available to common stock and Operating Partnership unitholders (b)	$36,897	$25,711	$48,656	$36,092
(a)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests of $0.9 million and $2.4 million for the three months ended June 30, 2025 and 2024, and $3.2 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively. Excludes non-real estate-related depreciation and amortization of $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.
(b)Net income (loss) available to common shareholders included $12.5 million and $14.1 million of land impairment charges, after allocations to Noncontrolling interests in consolidated joint ventures, for the three and six months ended June 30, 2025, respectively. There were no land impairment charges in the three and six months ended June 30, 2024. Net income (loss) available to common shareholders also included gains on disposition of developable land of $36.6 million and $10.7 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $36.4 million and $11.5 million for the six months ended June 30, 2025 and 2024, respectively. These balances are included in the calculation to arrive at funds from operations as such charges relate to non-depreciable assets.

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
As of June 30, 2025, the Company's indebtedness with an aggregate principal balance of $1.8 billion had an estimated aggregate fair value of $1.8 billion.
Changes in interest rates impact the fair value of the Company's fixed rate debt instruments, computed using current market yields. Approximately $1.3 billion of the Company’s long-term debt as of June 30, 2025 bears interest at fixed rates with a weighted average coupon of 4.70% and therefore the fair value of these instruments is affected by changes in market interest rates. If market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of June 30, 2025 would be approximately $33.2 million lower or higher, respectively.
The effective interest rates on the Company’s $441.5 million variable rate debt hedged by interest-rate caps, as of June 30, 2025 ranged from SOFR plus 141 basis points to SOFR plus 275 basis points. Additionally, the effective interest rate on the Company’s $127.0 million variable rate debt, which is not hedged by interest-rate caps as of June 30, 2025, was SOFR plus 273 basis points. Assuming interest-rate caps are not in effect as of June 30, 2025, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $5.7 million annually.
The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

June 30, 2025 Debt, including current portion ($s in thousands)	7/1/2025 - 12/31/2025	2026	2027 (a)	2028	2029	Thereafter	Sub-total	Other (b) (c)	Total	Fair Value
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility	$4,811	$475,783	$510,644	$345,457	$311,624	$62,583	$1,710,902	$(12,564)	$1,698,338	$1,713,280
Weighted Average Interest Rate	3.68%	4.65%	4.77%	6.03%	4.94%	3.21%			4.96%
Unhedged portion of Revolving Credit Facility	$—	$—	$127,000	$—	$—	$—	$127,000	$—	$127,000	$127,000
Weighted Average Interest Rate			7.06%						7.06%
(a)As of June 30, 2025, scheduled payments include $41.0 million classified as Liabilities held for sale, net on the Company's Consolidated Balance Sheets.
(b)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of June 30, 2025. Unamortized deferred financing costs include $0.1 million of unamortized deferred financing costs classified as Liabilities held for sale, net on the Company's Consolidated Balance Sheets.
(c)Excludes $3.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of June 30, 2025.

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

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Part II – Other Information
Item 1. Legal Proceedings
As disclosed in Note 12: Commitments and Contingencies of the Consolidated Financial Statements in Part I, Item 1 of this report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 12: Commitments and Contingencies relating to legal and other contingencies is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in our assessment of risk factors from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2024 of the General Partner and the Operating Partnership.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)COMMON STOCK
During the three months ended June 30, 2025, the Company issued 2,580 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to
Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.
(b)None.
(c)SHARE REPURCHASE PROGRAM
During the three months ended June 30, 2025, the Company did not repurchase any shares under its $100 million share repurchase program.
Item 3. Defaults Upon Senior Securities
(a)Not Applicable.
(b)Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a)Not Applicable
(b)Not Applicable.
(c)None.
Item 6. Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1
Amendment No. 2 to Revolving Credit and Term Loan Agreement dated as of July 9, 2025 by and between Veris Residential, L.P., as borrower, J.P. Morgan Chase Bank, N.A., as administrative agent, and the arrangers and lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 10, 2025 and incorporated herein by reference).

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

101.1*
The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* filed herewith

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date:	July 23, 2025	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	July 23, 2025	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	July 23, 2025	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	July 23, 2025	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)