Form 10-Q
period 2025-09-30
Veris Residential, Inc.; Veris Residential, L.P.
filed 2025-10-22
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
As of October 20, 2025, there were 93,426,375 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2025 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” "Veris," “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of September 30, 2025, the General Partner owned an approximate 91.6 percent common unit interest in the Operating Partnership. The remaining approximate 8.4 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
The results of operations for the three and nine-month periods ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	September 30, 2025	December 31, 2024
Rental property
Land and leasehold interests	$438,018	$458,946
Buildings and improvements	2,587,883	2,634,321
Tenant improvements	16,388	14,784
Furniture, fixtures and equipment	115,693	112,201
	3,157,982	3,220,252
Less – accumulated depreciation and amortization	(495,698)	(432,531)
	2,662,284	2,787,721
Real estate held for sale, net	—	7,291
Net investment in rental property	2,662,284	2,795,012
Cash and cash equivalents	8,778	7,251
Restricted cash	17,042	17,059
Investments in unconsolidated joint ventures	52,841	111,301
Unbilled rents receivable, net	3,302	2,253
Deferred charges and other assets, net	46,598	48,476
Accounts receivable	918	1,375
Total assets	$2,791,763	$2,982,727
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$31,000	$348,839
Mortgages, loans payable and other obligations, net	1,402,537	1,323,474
Dividends and distributions payable	8,587	8,533
Accounts payable, accrued expenses and other liabilities	51,795	42,744
Rents received in advance and security deposits	11,582	11,512
Accrued interest payable	5,131	5,262
Total liabilities	1,510,632	1,740,364
Commitments and contingencies
Redeemable noncontrolling interests	9,294	9,294
Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 93,426,296 and 92,912,253 shares outstanding	934	929
Additional paid-in capital	2,570,129	2,564,495
Dividends in excess of net earnings	(1,413,515)	(1,466,187)
Accumulated other comprehensive income (loss)	(684)	154
Total Veris Residential, Inc. stockholders’ equity	1,156,864	1,099,391
Noncontrolling interests in subsidiaries:
Operating Partnership	106,342	102,588
Consolidated joint ventures	8,631	31,090
Total noncontrolling interests in subsidiaries	114,973	133,678
Total equity	1,271,837	1,233,069
Total liabilities and equity	$2,791,763	$2,982,727
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2025	2024	2025	2024
Revenue from leases	$67,625	$62,227	$198,938	$183,786
Management fees	523	794	2,007	2,587
Parking income	3,893	3,903	12,018	11,570
Other income	1,399	1,251	4,161	5,048
Total revenues	73,440	68,175	217,124	202,991
EXPENSES
Real estate taxes	10,129	8,572	29,446	27,251
Utilities	2,382	2,129	7,292	6,196
Operating services	12,808	10,156	36,688	35,354
Property management	4,261	3,762	12,734	13,370
General and administrative	8,517	8,956	28,190	29,019
Transaction related costs	1,550	—	3,428	1,406
Depreciation and amortization	21,073	21,159	64,797	61,592
Land and other impairments, net	—	2,619	15,667	2,619
Total expenses	60,720	57,353	198,242	176,807
OTHER (EXPENSE) INCOME
Interest expense	(22,240)	(21,507)	(69,804)	(64,683)
Interest and other investment income	173	181	268	2,255
Equity in earnings (losses) of unconsolidated joint ventures	340	(268)	4,708	2,919
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	91,037	—	84,160	—
Gain (loss) on disposition of developable land	(1,118)	—	35,292	11,515
Gain (loss) on sale of unconsolidated joint venture interests	—	—	5,122	7,100
Gain (loss) from extinguishment of debt, net	(3,212)	8	(3,212)	(777)
Other income (expense), net	(121)	(310)	302	(305)
Total other (expense) income, net	64,859	(21,896)	56,836	(41,976)
Income (loss) from continuing operations before income tax expense	77,579	(11,074)	75,718	(15,792)
Provision for income taxes	(35)	(39)	(170)	(274)
Income (loss) from continuing operations after income tax expense	77,544	(11,113)	75,548	(16,066)
Discontinued operations:
Income (loss) from discontinued operations	3,782	206	3,891	1,877
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	—	—	1,548
Total discontinued operations, net	3,782	206	3,891	3,425
Net income (loss)	81,326	(10,907)	79,439	(12,641)
Noncontrolling interests in consolidated joint ventures	907	391	3,181	1,429
Noncontrolling interests in Operating Partnership of income (loss) from continuing operations	(6,596)	923	(6,607)	1,293
Noncontrolling interests in Operating Partnership in discontinued operations	(319)	(18)	(328)	(295)
Redeemable noncontrolling interests	(81)	(81)	(243)	(459)
Net income (loss) available to common shareholders	$75,237	$(9,692)	$75,442	$(10,673)
Basic earnings per common share:
Income (loss) from continuing operations	$0.77	$(0.10)	$0.77	$(0.15)
Discontinued operations	0.04	0.00	0.04	0.03
Net income (loss) available to common shareholders	$0.81	$(0.10)	$0.81	$(0.12)
Diluted earnings per common share:
Income (loss) from continuing operations	$0.76	$(0.10)	$0.77	$(0.15)
Discontinued operations	0.04	0.00	0.04	0.03
Net income (loss) available to common shareholders	$0.80	$(0.10)	$0.81	$(0.12)
Basic weighted average shares outstanding	93,476	92,903	93,310	92,615
Diluted weighted average shares outstanding	102,493	101,587	102,273	101,304
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$81,326	$(10,907)	$79,439	$(12,641)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	277	(4,815)	(916)	(4,561)
Comprehensive income (loss)	$81,603	$(15,722)	$78,523	$(17,202)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	907	391	3,181	1,429
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(81)	(81)	(243)	(459)
Comprehensive loss (income) attributable to noncontrolling interests in Operating Partnership	(6,938)	1,093	(6,857)	1,165
Comprehensive income (loss) attributable to common shareholders	$75,491	$(14,319)	$74,604	$(15,067)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended September 30, 2025	Shares	Par Value
Balance at July 1, 2025	93,423	$934	$2,567,255	$(1,481,156)	$(938)	$128,470	$1,214,565
Net income (loss)	—	—	—	75,237	—	6,089	81,326
Common stock dividends	—	—	—	(7,596)	—	—	(7,596)
Unit distributions	—	—	—	—	—	(691)	(691)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(18,749)	(18,749)
Redemption of common units for common stock	5	—	70	—	—	(70)	—
Redemption of common units	—	—	—	—	—	(308)	(308)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	—	—	124	—	—	—	124
Stock compensation	3		3,057	—	—	—	3,057
Cancellation of restricted shares	(5)	—	(89)	—	—	—	(89)
Other comprehensive loss	—	—	—	—	254	23	277
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(290)	—	—	290	—
Balance at September 30, 2025	93,426	$934	$2,570,129	$(1,413,515)	$(684)	$114,973	$1,271,837

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended September 30, 2024	Shares	Par Value
Balance at July 1, 2024	92,822	$928	$2,559,343	$(1,429,887)	$2,040	$138,648	$1,271,072
Net income (loss)	—	—	—	(9,692)	—	(1,215)	(10,907)
Shares issued under ATM Program, net	—	—	(66)	—	—	—	(66)
Common stock dividends	—	—	—	(6,628)	—	—	(6,628)
Unit distributions	—	—	—	—	—	(613)	(613)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—		—	—	(486)	(486)
Redemption of common units for common stock	2	—	22	—	—	(22)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	—	—	98	—	—	—	98
Stock compensation	118	1	2,925	—	—	—	2,926
Cancellation of restricted shares	(42)	—	(657)	—	—	—	(657)
Other comprehensive loss	—	—	—	—	(4,404)	(411)	(4,815)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(83)	—	—	83	—
Balance at September 30, 2024	92,900	$929	$2,561,584	$(1,446,207)	$(2,364)	$135,903	$1,249,845

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2025	Shares	Par Value
Balance at January 1, 2025	92,912	$929	$2,564,495	$(1,466,187)	$154	$133,678	$1,233,069
Net income (loss)	—	$—	$—	$75,442	$—	$3,997	$79,439
Common stock dividends	—	$—	$—	$(22,770)	$—	$—	$(22,770)
Unit distributions	—	$—	$—	$—	$—	$(2,070)	$(2,070)
Redeemable noncontrolling interests	—	$—	$—	$—	$—	$(243)	$(243)
Change in noncontrolling interests in consolidated joint ventures	—	$—	$—	$—	$—	$(19,278)	$(19,278)
Redemption of common units for common stock	51	$—	$609	$—	$—	$(609)	$—
Redemption of common units	—	$—	$—	$—	$—	$(456)	$(456)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	$—	$5	$—	$—	$—	$5
Directors' deferred compensation plan	—	$—	$338	$—	$—	$—	$338
Stock compensation	732	$7	$9,114	$—	$—	$—	$9,121
Cancellation of restricted shares	(269)	$(2)	$(4,400)	$—	$—	$—	$(4,402)
Other comprehensive loss	—	$—	$—	$—	$(838)	$(78)	$(916)
Rebalancing of ownership percentage between parent and subsidiaries	—	$—	$(32)	$—	$—	$32	$—
Balance at September 30, 2025	93,426	$934	$2,570,129	$(1,413,515)	$(684)	$114,973	$1,271,837

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2024	Shares	Par Value
Balance at January 1, 2024	92,229	$922	$2,553,060	$(1,418,312)	$1,808	$142,075	$1,279,553
Net income (loss)	—	$—	$—	$(10,673)	$—	$(1,968)	$(12,641)
Shares issued under ATM Program, net	134	$1	$1,764	$—	$—	$—	$1,765
Common stock dividends	—	$—	$—	$(17,222)	$—	$—	$(17,222)
Unit distributions	—	$—	$—	$—	$—	$(1,591)	$(1,591)
Redeemable noncontrolling interests	—	$—		$—	$—	$(459)	$(459)
Change in noncontrolling interests in consolidated joint ventures	—	$—	$—	$—	$—	$(1,628)	$(1,628)
Redemption of common units for common stock	11	$—	$135	$—	$—	$(135)	$—
Redemption of common units	—	$—	$—	$—	$—	$—	$—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	$—	$6	$—	$—	$—	$6
Directors' deferred compensation plan	—	$—	$296	$—	$—	$—	$296
Stock compensation	793	$8	$10,317	$—	$—		$10,325
Cancellation of restricted shares	(267)	$(2)	$(3,996)	$—	$—	$—	$(3,998)
Other comprehensive income	—	$—	$—	$—	$(4,172)	$(389)	$(4,561)
Rebalancing of ownership percentage between parent and subsidiaries	—	$—	$2	$—	$—	$(2)	$—
Balance at September 30, 2024	92,900	$929	$2,561,584	$(1,446,207)	$(2,364)	$135,903	$1,249,845
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net income (loss)	$79,439	$(12,641)
Net loss (income) from discontinued operations	(3,891)	(3,425)
Net income (loss) from continuing operations	75,548	(16,066)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	64,790	61,567
Amortization of deferred compensation stock units	338	296
Amortization of stock compensation	9,013	10,256
Amortization of deferred financing costs and derivative premiums	7,527	7,506
Equity in (earnings) loss of unconsolidated joint ventures	(4,708)	(2,919)
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(84,160)	—
(Gain) loss on disposition of developable land	(35,292)	(11,515)
(Gain) loss on sale of unconsolidated joint ventures	(5,122)	(7,100)
Land and other impairments, net	15,667	2,619
(Gain) loss from extinguishment of debt	3,212	777
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	(655)	(646)
Decrease (increase) in deferred charges and other assets	(2,181)	3,582
Decrease (increase) in accounts receivable, net	319	(508)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	2,986	(5,126)
(Decrease) increase in rents received in advance and security deposits	(1,038)	(845)
(Decrease) increase in accrued interest payable	(131)	(1,764)
Net cash flows provided by (used in) operating activities - continuing operations	46,113	40,114
Net cash flows provided by (used in) operating activities - discontinued operations	4,385	355

Net cash provided by (used in) operating activities	$50,498	$40,469

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(22,490)	$(11,105)
Development of rental property and other related costs	(5,896)	(4,699)
Purchase of unconsolidated joint venture interest, net of cash acquired	(36,469)	—
Proceeds from the sales of developable land	94,680	88,962
Proceeds from the sales of rental property	340,148	—
Proceeds from sale of investments in unconsolidated joint ventures	7,129	6,095
Repayment of notes receivable	—	32
Investment in unconsolidated joint ventures	—	(226)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,229	8,553
Other investing activities	—	250
Net cash provided by (used in) investing activities - continuing operations	386,331	87,862
Net cash provided by (used in) investing activities - discontinued operations	—	77,182

Net cash provided by (used in) investing activities	$386,331	$165,044

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$201,000	$157,000
Repayment of revolving credit facility	(322,000)	—
Borrowings from term loans	—	200,000
Repayments of term loans	(200,000)	—
Repayment of mortgages, loans payable and other obligations	(63,708)	(533,318)
Redemption of redeemable noncontrolling interests, net	—	(15,700)
Common unit redemptions	(456)	—
Payment of financing costs and derivative premiums, net	(1,451)	(14,401)
Contribution from noncontrolling interests	225	108
Distribution to noncontrolling interests	(19,503)	(1,735)
Distributions to redeemable noncontrolling interests	(243)	(464)
Payment of common dividends and distributions	(24,781)	(16,886)
Share issuance proceeds (costs), net	—	1,765
Payment for taxes related to the net share settlement of stock compensation awards	(4,402)	(3,992)
Net cash provided by (used in) financing activities	$(435,319)	$(227,623)

Net increase (decrease) in cash and cash equivalents	$1,510	$(22,110)
Cash, cash equivalents and restricted cash, beginning of period (1)	24,310	54,579

Cash, cash equivalents and restricted cash, end of period (2)	$25,820	$32,469

Supplemental schedule of non-cash investing and financing activities:
Mortgage and loans payable assumed in real estate acquisitions	$180,969	$—
Mortgage and loans payable assigned through sales of rental property	$(41,000)	$—
(1)Includes Restricted Cash of $17,059 and $26,572 as of December 31, 2024 and 2023, respectively.
(2)Includes Restricted Cash of $17,042 and $19,687 as of September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	September 30, 2025	December 31, 2024
Rental property
Land and leasehold interests	$438,018	$458,946
Buildings and improvements	2,587,883	2,634,321
Tenant improvements	16,388	14,784
Furniture, fixtures and equipment	115,693	112,201
	3,157,982	3,220,252
Less – accumulated depreciation and amortization	(495,698)	(432,531)
	2,662,284	2,787,721
Real estate held for sale, net	—	7,291
Net investment in rental property	2,662,284	2,795,012
Cash and cash equivalents	8,778	7,251
Restricted cash	17,042	17,059
Investments in unconsolidated joint ventures	52,841	111,301
Unbilled rents receivable, net	3,302	2,253
Deferred charges and other assets, net	46,598	48,476
Accounts receivable	918	1,375
Total assets	$2,791,763	$2,982,727
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$31,000	$348,839
Mortgages, loans payable and other obligations, net	1,402,537	1,323,474
Dividends and distributions payable	8,587	8,533
Accounts payable, accrued expenses and other liabilities	51,795	42,744
Rents received in advance and security deposits	11,582	11,512
Accrued interest payable	5,131	5,262
Total liabilities	1,510,632	1,740,364
Commitments and contingencies
Redeemable noncontrolling interests	9,294	9,294
Partners’ Capital:
General Partner, 93,426,296 and 92,912,253 common units outstanding	1,094,138	1,035,795
Limited partners, 8,591,702 and 8,672,247 common units/LTIPs outstanding	169,752	166,030
Accumulated other comprehensive income	(684)	154
Total Veris Residential, L.P. partners’ capital	1,263,206	1,201,979
Noncontrolling interests in consolidated joint ventures	8,631	31,090
Total equity	1,271,837	1,233,069
Total liabilities and equity	$2,791,763	$2,982,727
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2025	2024	2025	2024
Revenue from leases	$67,625	$62,227	$198,938	$183,786
Management fees	523	794	2,007	2,587
Parking income	3,893	3,903	12,018	11,570
Other income	1,399	1,251	4,161	5,048
Total revenues	73,440	68,175	217,124	202,991
EXPENSES
Real estate taxes	10,129	8,572	29,446	27,251
Utilities	2,382	2,129	7,292	6,196
Operating services	12,808	10,156	36,688	35,354
Property management	4,261	3,762	12,734	13,370
General and administrative	8,517	8,956	28,190	29,019
Transaction related costs	1,550	—	3,428	1,406
Depreciation and amortization	21,073	21,159	64,797	61,592
Land and other impairments, net	—	2,619	15,667	2,619
Total expenses	60,720	57,353	198,242	176,807
OTHER (EXPENSE) INCOME
Interest expense	(22,240)	(21,507)	(69,804)	(64,683)
Interest and other investment income	173	181	268	2,255
Equity in earnings (losses) of unconsolidated joint ventures	340	(268)	4,708	2,919
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	91,037	—	84,160	—
Gain (loss) on disposition of developable land	(1,118)	—	35,292	11,515
Gain (loss) on sale of unconsolidated joint venture interests	—	—	5,122	7,100
Gain (loss) from extinguishment of debt, net	(3,212)	8	(3,212)	(777)
Other income (expense), net	(121)	(310)	302	(305)
Total other (expense) income, net	64,859	(21,896)	56,836	(41,976)
Income (loss) from continuing operations before income tax expense	77,579	(11,074)	75,718	(15,792)
Provision for income taxes	(35)	(39)	(170)	(274)
Income (loss) from continuing operations after income tax expense	77,544	(11,113)	75,548	(16,066)
Discontinued operations:
Income (loss) from discontinued operations	3,782	206	3,891	1,877
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	—	—	1,548
Total discontinued operations, net	3,782	206	3,891	3,425
Net income (loss)	81,326	(10,907)	79,439	(12,641)
Noncontrolling interests in consolidated joint ventures	907	391	3,181	1,429
Redeemable noncontrolling interests	(81)	(81)	(243)	(459)
Net income (loss) available to common unitholders	$82,152	$(10,597)	$82,377	$(11,671)
Basic earnings per common unit:
Income (loss) from continuing operations	$0.77	$(0.10)	$0.77	$(0.15)
Discontinued operations	0.04	—	0.04	0.03
Net income (loss) available to common unitholders	$0.81	$(0.10)	$0.81	$(0.12)
Diluted earnings per common unit:
Income (loss) from continuing operations	$0.76	$(0.10)	$0.77	$(0.15)
Discontinued operations	0.04	—	0.04	0.03
Net income (loss) available to common unitholders	$0.80	$(0.10)	$0.81	$(0.12)
Basic weighted average units outstanding	102,087	101,587	101,930	101,304
Diluted weighted average units outstanding	102,493	101,587	102,273	101,304
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$81,326	$(10,907)	$79,439	$(12,641)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate caps	277	(4,815)	(916)	(4,561)
Comprehensive income (loss)	$81,603	$(15,722)	$78,523	$(17,202)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	907	391	3,181	1,429
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(81)	(81)	(243)	(459)
Comprehensive income (loss) attributable to common unitholders	$82,429	$(15,412)	$81,461	$(16,232)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended September 30, 2025	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at July 1, 2025	93,423	8,617	$1,022,794	$164,422	$(938)	$28,287	$1,214,565
Net income (loss)	—	—	75,237	6,915	—	(826)	81,326
Shares issued under ATM Program, net	—	—	—	—	—	—	—
Unit distributions	—	—	(7,596)	(691)	—	—	(8,287)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(18,749)	(18,749)
Redemption of limited partners common units for shares of general partner common units	5	(5)	609	(609)	—	—	—
Redemption of limited partner common units	—	(21)	—	(308)	—	—	(308)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	—	—	124	—	—	—	124
Stock compensation	3	—	3,057	—	—	—	3,057
Cancellation of restricted shares	(5)	—	(89)	—	—	—	(89)
Other comprehensive loss	—	—	—	23	254	—	277
Balance at September 30, 2025	93,426	8,591	$1,094,138	$169,752	$(684)	$8,631	$1,271,837

For the Three Months Ended September 30, 2024	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at July 1, 2024	92,822	8,685	$1,066,602	$169,741	$2,040	$32,689	$1,271,072
Net income (loss)	—	—	(9,692)	(906)	—	(309)	(10,907)
Shares issued under ATM Program, net	—	—	(66)	—	—	—	(66)
Unit distributions	—	—	(6,628)	(613)	—	—	(7,241)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(488)	(488)
Redemption of limited partners common units	2	(2)	22	(22)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	—	—	98	—	—	—	98
Stock compensation	118	—	2,928	—	—	—	2,928
Cancellation of restricted shares	(42)	—	(657)	—	—	—	(657)
Other comprehensive loss	—	—	—	(411)	(4,404)	—	(4,815)
Balance at September 30, 2024	92,900	8,683	$1,052,609	$167,789	$(2,364)	$31,811	$1,249,845

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Nine Months Ended September 30, 2025	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2025	92,912	8,672	$1,035,795	$166,030	$154	$31,090	$1,233,069
Net income (loss)	—	—	75,442	6,935	—	(2,938)	79,439
Unit distributions	—	—	(22,770)	(2,070)	—	—	(24,840)
Redeemable noncontrolling interests	—	—	—	—	—	(243)	(243)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(19,278)	(19,278)
Redemption of limited partners common units for shares of general partner common units	51	(51)	609	(609)	—	—	—
Redemption of limited partner common units	—	(30)	—	(456)	—	—	(456)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	5	—	—	—	5
Directors' deferred compensation plan	—	—	338	—	—	—	338
Stock compensation	732	—	9,121	—	—	—	9,121
Cancellation of restricted shares	(269)	—	(4,402)	—	—	—	(4,402)
Other comprehensive loss	—	—	—	(78)	(838)	—	(916)
Balance at September 30, 2025	93,426	8,591	$1,094,138	$169,752	$(684)	$8,631	$1,271,837

For the Nine Months Ended September 30, 2024	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2024	92,229	8,693	$1,071,973	$170,903	$1,808	$34,869	$1,279,553
Net (loss) income	—	—	(10,673)	(999)	—	(969)	(12,641)
Unit distributions	—	—	(17,222)	(1,591)	—	—	(18,813)
Shares issued under ATM Program, net	134		1,765				1,765
Redeemable noncontrolling interests	—	—	—	—	—	(459)	(459)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(1,630)	(1,630)
Vested LTIP units	—	1	—	—	—	—	—
Redemption of limited partners common units for shares of general partner common units	11	(11)	135	(135)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	6	—	—	—	6
Directors' deferred compensation plan	—	—	296	—	—	—	296
Stock compensation	793	—	10,327	—	—	—	10,327
Cancellation of restricted shares	(267)	—	(3,998)	—	—	—	(3,998)
Other comprehensive income	—	—	—	(389)	(4,172)	—	(4,561)
Balance at September 30, 2024	92,900	8,683	$1,052,609	$167,789	$(2,364)	$31,811	$1,249,845
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net loss	$79,439	$(12,641)
Net (income) loss from discontinued operations	(3,891)	(3,425)
Net loss from continuing operations	75,548	(16,066)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	64,790	61,567
Amortization of deferred compensation stock units	338	296
Amortization of stock compensation	9,013	10,256
Amortization of deferred financing costs and derivative premiums	7,527	7,506
Equity in (earnings) loss of unconsolidated joint ventures	(4,708)	(2,919)
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(84,160)	—
Gain (loss) on disposition of developable land	(35,292)	(11,515)
(Gain) loss on sale of unconsolidated joint ventures	(5,122)	(7,100)
Land and other impairments, net	15,667	2,619
(Gain) loss from extinguishment of debt	3,212	777
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	(655)	(646)
Decrease (increase) in deferred charges and other assets	(2,181)	3,581
Decrease (increase) in accounts receivable, net	319	(508)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	2,986	(5,126)
(Decrease) increase in rents received in advance and security deposits	(1,038)	(845)
(Decrease) increase in accrued interest payable	(131)	(1,764)
Net cash flows provided by (used in) operating activities - continuing operations	46,113	40,113
Net cash flows provided by (used in) operating activities - discontinued operations	4,385	355

Net cash provided by (used in) operating activities	$50,498	$40,468

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(22,490)	$(11,105)
Development of rental property and other related costs	(5,896)	(4,699)
Purchase of unconsolidated joint venture interest, net of cash acquired	(36,469)	—
Proceeds from the sales of developable land	94,680	88,962
Proceeds from the sales of rental property	340,148	—
Proceeds from sale of investments in joint ventures	7,129	6,095
Repayment of notes receivable	—	32
Investment in unconsolidated joint ventures	—	(226)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,229	8,553
Other investing activities	—	250
Net cash provided by (used in) investing activities - continuing operations	386,331	87,862
Net cash provided by (used in) investing activities - discontinued operations	—	77,182

Net cash provided by (used in) investing activities	$386,331	$165,044

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$201,000	$157,000
Repayment of revolving credit facility	(322,000)	—
Borrowings from term loans	—	200,000
Repayments of term loans	(200,000)	—
Repayment of mortgages, loans payable and other obligations	(63,708)	(533,318)
Redemption of redeemable noncontrolling interests, net	—	(15,700)
Common unit redemptions	(456)	—
Payment of financing costs and derivative premiums, net	(1,451)	(14,401)
Contribution from noncontrolling interests	225	108
Distribution to noncontrolling interests	(19,503)	(1,735)
Distributions to redeemable noncontrolling interests	(243)	(464)
Payment of common dividends and distributions	(24,781)	(16,886)
Share issuance proceeds (costs), net	—	1,765
Payment for taxes related to the net share settlement of stock compensation awards	(4,402)	(3,992)
Net cash provided by (used in) financing activities	$(435,319)	$(227,623)

Net decrease in cash and cash equivalents	$1,510	$(22,111)
Cash, cash equivalents and restricted cash, beginning of period (1)	24,310	54,579

Cash, cash equivalents and restricted cash, end of period (2)	$25,820	$32,468

Supplemental schedule of non-cash investing and financing activities:
Mortgage and loans payable assumed in real estate acquisitions	$180,969	$—
Mortgage and loans payable assigned through sales of rental property	$(41,000)	$—
(1)Includes Restricted Cash of $17,059 and $26,572 as of December 31, 2024 and 2023, respectively.
(2)Includes Restricted Cash of $17,042 and $19,687 as of September 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.6 and 91.5 percent common unit interest in the Operating Partnership as of September 30, 2025 and December 31, 2024, respectively.
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
As of September 30, 2025, the Company owned or had interests in 17 multifamily rental properties, as well as non-core assets comprised of three parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 16 wholly-owned or Company-controlled properties comprised of 13 multifamily properties and three non-core assets, plus developable land and (b) four multifamily properties owned by unconsolidated joint ventures in which the Company has investment interests.
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
During the three months ended September 30, 2025, the Company sold the developable land parcel, PI South - Building 2, owned through a consolidated joint venture and VIE. See Note 3: Investments in Rental Properties - Dispositions of Rental Properties and Developable Land for additional information.
As of September 30, 2025 and December 31, 2024, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, have total real estate assets of $398.8 million and $442.4 million, respectively, other assets of $6.3 million and $5.6 million, respectively, mortgages of $282.4 million and $284.1 million, respectively, and other liabilities of $16.3 million and $15.2 million, respectively.
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
Dividends declared (on a per share basis) for the nine months ended September 30, 2025 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2025	March 31, 2025	April 10, 2025	$0.0800
May 28, 2025	June 30, 2025	July 10, 2025	$0.0800
August 25, 2025	September 30, 2025	October 10, 2025	$0.0800
Dividends declared (on a per share basis) for the nine months ended September 30, 2024 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2024	April 3, 2024	April 16, 2024	$0.0525
May 6, 2024	July 3, 2024	July 16, 2024	$0.0600
August 5, 2024	September 30, 2024	October 16, 2024	$0.0700
At September 30, 2025 and December 31, 2024, the balance of the distributions payable was $8.6 million and $8.5 million, respectively.
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

3.    INVESTMENTS IN RENTAL PROPERTIES
Dispositions of Rental Properties and Developable Land

The Company disposed of the following rental properties during the nine months ended September 30, 2025 (dollars in thousands):

Disposition Date	Property	Location	Units	Property Type	Net Sales Proceeds		Net Carrying Value		Realized Gains (Losses) Unrealized Losses, net
07/09/25	Signature Place	Morris Plains, NJ	197	Multifamily	$83,254		$47,701		$35,553
07/22/25	145 Front at City Square	Worcester, MA	365	Multifamily	121,030		80,742		40,288
08/14/25	The James	Park Ridge, NJ	240	Multifamily	115,090		114,716	(a)	374
09/25/25	Quarry Place at Tuckahoe	Eastchester, NY	108	Multifamily	61,774	(b)	46,952		14,822
Totals					$381,148		$290,111		$91,037
(a) Net carrying value reflects previously recorded impairment charges of $6.9 million.
(b) Net sales proceeds include the buyer's assumption of the $41.0 million mortgage loan encumbering the property.
The Company disposed of the following developable land holdings during the nine months ended September 30, 2025 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds		Net Carrying Value		Gain (loss) on disposition of developable land
01/24/25	65 Livingston	Roseland, NJ	$7,139		$7,295	(a)	$(156)
04/03/25	Wall Land	Wall Township, NJ	30,152		4,116		26,036
04/29/25	1 Water Street	White Plains, NY	15,563		5,033		10,530
08/28/25	PI South - Building 2	Weehawken, NJ	36,520	(b)	37,638	(c)	(1,118)
Totals			$89,374		$54,082		$35,292
(a) Net carrying value reflects previously recorded impairment charges of $2.6 million.
(b) This property was owned through a consolidated joint venture; the amounts presented in this table reflect the Company’s consolidated balances.
(c) Net carrying value reflects previously recorded impairment charges of $3.2 million.
The Company disposed of the following rental property during the nine months ended September 30, 2024 (dollars in thousands):

Disposition Date	Property	Location	Rentable Square Feet	Property Type	Net Sales Proceeds	Net Carrying Value	Discontinued Operations: Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net
03/20/24	Harborside 5	Jersey City, NJ	977,225	Office	$81,515	$81,228	$287
	Others (a)						1,261
Totals					$81,515	$81,228	$1,548
(a) Others represent resolution of estimated accrued expenses from various previously sold rental properties.
The Company disposed of the following developable land holdings during the nine months ended September 30, 2024 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value		Gain (loss) on disposition of developable land
01/03/24	2 Campus	Parsippany-Troy Hills, NJ	$10,155	$9,371		$784
04/16/24	107 Morgan	Jersey City, NJ	50,630	50,929	(a)	(299)
04/30/24	6 Becker Farm / 85 Livingston	Roseland, NJ	27,985	16,955		11,030
Totals			$88,770	$77,255		$11,515
(a) Carrying value reflects previously recorded impairment charges of $10.5 million.
Dispositions of Unconsolidated Joint Ventures
In April 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey for $0.5 million. The Company recorded a gain on sale of its interest of approximately $0.2 million during the nine months ended September 30, 2025.
In April 2025, the Company sold its interest in the PI North developable land parcels in West New York, New Jersey for $6.6 million. The Company recorded a gain on sale of its interest of approximately $4.9 million during the nine months ended September 30, 2025.
In January 2024, the Company's joint venture sold the Lofts at 40 Park multifamily rental property for $30.3 million and the Company recorded a gain on the sale of its interest of approximately $7.1 million during the nine months ended
September 30, 2024.
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

Real Estate Held for Sale and Related Liabilities
As of September 30, 2025, the Company did not have any assets or liabilities classified as held for sale.
As of December 31, 2024, the Company had classified a developable land parcel, located in Roseland, New Jersey as held for sale, which was sold in January 2025.
The following table summarizes real estate held for sale, net as of December 31, 2024:

(dollars in thousands)	December 31, 2024
Land	$9,910
Less: Cumulative unrealized losses on property held for sale	(2,619)
Real estate held for sale, net	$7,291

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2025, the Company had an aggregate investment of approximately $52.8 million in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage multifamily rental properties. As of September 30, 2025, the unconsolidated joint ventures owned four multifamily properties totaling 1,195 apartment units. As of September 30, 2025, the Company’s unconsolidated interests range from 22.5 percent to 50.0 percent.
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
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.5 million and $0.9 million for such services in the three months ended September 30, 2025 and 2024, respectively, and $2.0 million and $2.5 million in the nine months ended September 30, 2025 and 2024, respectively. The Company had $0.2 million and $0.5 million in accounts receivable due from its unconsolidated joint ventures as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.

The following is a summary of the Company's unconsolidated joint ventures as of September 30, 2025 and December 31, 2024 (dollars in thousands):

						Property Debt
Entity / Property Name	Number of Apartment Units		Company's Effective Ownership %	Carrying Value		As of September 30, 2025

				September 30, 2025	December 31, 2024	Balance	Maturity Date		Interest Rate
Metropolitan at 40 Park (a)	130	units	(a)	$—	$689	$—	—		—%
RiverTrace at Port Imperial	316	units	22.5%	3,597	4,074	82,000	11/10/26		3.21%
The Capstone at Port Imperial	360	units	40.0%	17,731	20,519	135,000	12/22/25	SOFR+	1.20%
Riverpark at Harrison	141	units	45.0%	—	—	30,097	07/01/35		3.19%
Station House	378	units	50.0%	31,513	31,509	85,716	07/01/33		4.82%
Urby at Harborside (b)	762	units	(b)	—	52,832	—	—		—%
PI North - Land (a)	829	potential units	(a)	—	1,678	—	—		—
Totals:				$52,841	$111,301	$332,813
(a)In April 2025, the Company sold its interests in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey and PI North developable land parcels in West New York, New Jersey. See Note 3: Investments in Rental Properties - Dispositions of Unconsolidated Joint Ventures.
(b)The Company owned an 85 percent interest with shared control over major decisions such as approval of budgets, property financing and leasing guidelines. In April 2025, the Company acquired the remaining 15 percent controlling interest in the joint venture and consolidated its full interest in the property. See Note 3: Investments in Rental Properties - Acquisition of Controlling Interest in Unconsolidated Joint Venture.
The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity / Property Name	2025	2024	2025	2024
Metropolitan and Lofts at 40 Park (a)	$—	$(378)	$(361)	$(852)
RiverTrace at Port Imperial	174	304	483	595
The Capstone at Port Imperial	154	104	504	148
Riverpark at Harrison	54	68	162	204
Station House	(42)	(92)	4	(263)
Urby at Harborside	—	(574)	3,916	3,013
PI North - Land (a)	—	—	—	(226)
Other
Other		300		300
Company's equity in earnings (loss) of unconsolidated joint ventures (b)	$340	$(268)	$4,708	$2,919
(a)In January 2024, the joint venture sold the Lofts at 40 Park multifamily rental property. In April 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey and PI North developable land parcels in West New York, New Jersey. See Note 3: Investments in Rental Properties - Dispositions of Unconsolidated Joint Ventures.
(b)Amounts are net of amortization of basis differences of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	September 30, 2025	December 31, 2024
Deferred leasing costs	$5,241	$4,765
Deferred financing costs (a)	6,996	6,296
Deferred charges	12,237	11,061
Accumulated amortization	(5,930)	(4,558)
Deferred charges, net	6,307	6,503
In-place lease values, related intangibles and other assets, net	9,418	9,519
Right of use assets (b)	4,350	5,145
Prepaid expenses and other assets, net	26,523	27,309

Total deferred charges and other assets, net	$46,598	$48,476
(a)This amount relates to the deferred financing costs associated with the revolving credit facility. Deferred financing costs related to all other debt liabilities are netted against those debt liabilities for all periods presented.
(b)This amount has a corresponding liability of $5.9 million and $6.5 million as of September 30, 2025 and December 31, 2024, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease agreements for further details.
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $0.9 million will be reclassified as an increase to interest expense.
As of September 30, 2025, the Company had two interest rate caps outstanding and in effect with a notional amount of $185.0 million designated as cash flow hedges of interest rate risk, and two undesignated interest rate caps outstanding and in effect with a notional amount of $145.0 million.
During the third quarter, the Company dedesignated the interest rate caps previously designated as hedging instruments in connection with the repayment of the 2024 Term Loan. Additionally, the Company terminated two interest rate caps previously designated as a hedging instrument in connection with the repayment of debt. As a result of these transactions, $0.5 million of deferred losses were recognized immediately within interest expense for the three and nine months ended September 30, 2025.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 (dollars in thousands):

Derivative Instruments	Fair Value		Balance sheet location
	September 30, 2025	December 31, 2024
Interest rate caps designated as hedging instruments	$499	$4,953	Deferred charges and other assets, net
Interest rate caps not designated as hedging instruments	322	525	Deferred charges and other assets, net

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (a) (b)				Total Amount of Interest Expense presented in the Consolidated Statements of Operations
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Interest Rate Caps	$(115)	$(2,792)	$(905)	$(1,640)	$(468)	$766	$(546)	$2,891	$(22,240)	$(21,507)	$(69,804)	$(64,683)
(a)Amounts exclude net losses of $0.1 million and $1.3 million recognized on unconsolidated joint ventures during the three months ended September 30, 2025 and 2024, respectively and net losses of $0.6 million and $0.03 million during the nine months ended September 30, 2025 and 2024.
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
As of September 30, 2025, the Company did not have any interest rate derivatives in a net liability position.
6.    RESTRICTED CASH
Restricted cash generally includes resident and tenant security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following (dollars in thousands):

	September 30, 2025	December 31, 2024
Security deposits	$9,599	$9,410
Escrow and other reserve funds	7,443	7,649

Total restricted cash	$17,042	$17,059

7.    DISCONTINUED OPERATIONS
The Company's sale of its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) represented a strategic shift in the Company’s operations. As such, the results of these sold properties are classified as discontinued operations for all periods presented.
The following table summarizes income from discontinued operations and the related realized gain (loss) on disposition of rental property, net, for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Revenues	$(659)	$(11)	$(518)	$2,711
Operating and other expenses, net (a)	4,441	217	4,409	(428)
Depreciation and amortization	—	—	—	(668)
Equity in earnings of unconsolidated joint ventures	—	—	—	262

Income (loss) from discontinued operations	3,782	206	3,891	1,877

Realized gain (loss), net	—	—	—	1,548

Total discontinued operations, net	$3,782	$206	$3,891	$3,425
(a)Operating and other expenses, net reflects the successful resolution of real estate tax appeals related to formerly owned office properties during the three and nine months ended September 30, 2025.
8.    REVOLVING CREDIT FACILITY AND TERM LOANS
The Company's revolving credit facilities and term loan consist of a $300 million senior secured revolving credit facility (the "2024 Revolving Credit Facility") and a $200 million senior secured term loan facility (the “2024 Term Loan” and, together with the 2024 Revolving Credit Facility, the “2024 Credit Agreement”) with a group of eight lenders (the "Lenders"). In July 2025, the Company amended the 2024 Credit Agreement, which introduced a leverage-based interest rate grid, and fully repaid the 2024 Term Loan. As of September 30, 2025, the 2024 Revolving Credit Facility had an outstanding principal balance of $31 million and the effective interest rate applicable was 5.89%.
On April 22, 2024, the Company entered into the 2024 Credit Agreement which originally provided for: (1) a three-year term ending in April 2027, subject to one twelve-month extension option; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $300 million; (3) a first priority lien on no fewer than five properties with an aggregate appraised value of at least $900 million, consisting of (i) The James; (ii) 145 Front at City Square; (iii) Signature Place; (iv) Soho Lofts; and (v) Liberty Towers (collectively, the “Collateral Pool Properties”); and (4) a commitment fee payable quarterly ranging from 25 basis points to 35 basis points per annum on the daily unused amount of the 2024 Revolving Credit Facility.

On July 9, 2025, the Company entered into an amendment to the 2024 Credit Agreement with the Lenders to allow for the removal of three assets, The James, Signature Place, and 145 Front Street at City Square from the Collateral Pool Properties, provided that the proceeds from their respective sales were applied toward the full repayment of the $200 million outstanding balance under the 2024 Term Loan. The amendment also reduced the number of participating Lenders from eight to seven. Borrowings under the amended 2024 Revolving Credit Facility bear interest at a rate based on the Company's total leverage ratio, with an applicable margin ranging from 25 basis points to 180 basis points (the “Revolving Credit Applicable Rate”). The Company completed the full repayment of the 2024 Term Loan in July 2025.

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

“Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”).
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
As of September 30, 2025, Soho Lofts and Liberty Towers were encumbered by the Company's credit facilities, with a total carrying value of approximately $0.6 billion.
The Company was in compliance with its debt covenants under the 2024 Credit Agreement as of September 30, 2025.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
As of September 30, 2025, 11 of the Company’s properties, with a total carrying value of approximately $1.9 billion, are encumbered by the Company's mortgages and loans payable. Payments on mortgages are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of September 30, 2025.
A summary of the Company’s mortgages as of September 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	September 30, 2025	December 31, 2024	Maturity
Portside 2 at East Pier (b)	New York Life Insurance Company		4.56%	$94,200	$95,427	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	113,984	115,515	08/10/26
Portside at East Pier (c)	KKR	SOFR+	2.75%	—	56,500	09/07/26
The Upton (d)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
RiverHouse 9 at Port Imperial (e)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe (f)	Natixis Real Estate Capital LLC		4.48%	—	41,000	08/05/27
BLVD 475	The Northwestern Mutual Life Insurance Co.		2.91%	162,088	164,712	11/10/27
Haus25	Freddie Mac		6.04%	343,061	343,061	09/01/28
RiverHouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Sable (g)	Pacific Life		5.20%	181,544	—	08/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	30,670	31,098	12/01/29
The Emery at Overlook Ridge (h)	Flagstar Bank		3.21%	69,522	70,653	01/01/31

Principal balance outstanding				$1,411,069	$1,333,966
Unamortized deferred financing costs				(8,532)	(10,492)

Total mortgages, loans payable and other obligations, net				$1,402,537	$1,323,474
(a)Reflects effective rate of debt, including deferred financing costs, comprised of debt initiation costs, and other transaction costs, as applicable.
(b)In June 2024, the lender terminated the Company's payment guarantee of 10 percent of the outstanding principal.
(c)As of September 30, 2025, this mortgage was fully repaid and the corresponding interest-rate cap was terminated.
(d)As of September 30, 2025, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in November 2026.
(e)As of September 30, 2025, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in July 2026.
(f)In September 2025, the Company sold the property encumbered by this mortgage, simultaneously assigning the mortgage to the purchaser. See Note 3: Investments in Rental Properties for more information.
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
Cash Paid for Interest
Cash paid for interest for the three months ended September 30, 2025 and 2024 was $20.2 million and $19.6 million, respectively, and $61.3 million and $58.9 million for the nine months ended September 30, 2025 and 2024, respectively. No interest was capitalized by the Company for the three or nine months ended September 30, 2025 and 2024.
Summary of Indebtedness

(dollars in thousands)	September 30, 2025		December 31, 2024
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a)	$1,433,537	4.77%	$1,670,313	5.05%
Unhedged portion of Revolving Credit Facility	—	—%	2,000	7.08%

Totals/Weighted Average, net of unamortized deferred financing costs (b):	$1,433,537	4.77%	$1,672,313	5.05%

(a)     As of September 30, 2025 and December 31, 2024, includes debt with interest rate caps outstanding with a notional amount of $330.0 million and $591.5 million, respectively.
(b)    Excludes $4.2 million and $4.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of September 30, 2025 and December 31, 2024, respectively.
10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax and post-tax contributions, as well as any matching or profit sharing contributions made on their behalf by the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.
11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2025 and December 31, 2024. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Items Measured at Fair Value on a Recurring Basis
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2025 and December 31, 2024.
The fair value of the Company’s long-term debt, consisting of the credit facility, mortgages, loans payable and other obligations, aggregated approximately $1.5 billion and $1.6 billion as compared to the book value of approximately $1.4 billion and $1.7 billion as of September 30, 2025 and December 31, 2024, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
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
The Company recognized no impairment charges during the three months ended September 30, 2025, and $15.7 million of impairment charges during the nine months ended September 30, 2025 on three developable land parcels, based upon estimated selling prices. The impairment charges were recorded in Land and other impairments, net, on the Company's Consolidated Statements of Operations.
During the nine months ended September 30, 2025, the Company recognized an impairment charge of $6.9 million on a multifamily property classified as held for sale located in Park Ridge, NJ based upon its estimated selling price. The impairment charge was recorded in Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net on the Company's Consolidated Statement of Operations.

The Company recognized impairment charges of $2.6 million during the three and nine months ended September 30, 2024.
12.    COMMITMENTS AND CONTINGENCIES
PILOT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties as follows (dollars in thousands):

Property Name	Location	Asset Type	PILOT Expiration Dates	PILOT Payments
				Three Months Ended September 30,		Nine Months Ended September 30,
				2025	2024	2025	2024
BLVD 401 (a)	Jersey City, NJ	Multifamily	4/2026	$601	$528	$1,712	$1,671
Sable (b)	Jersey City, NJ	Multifamily	2/2027	1,253	(b)	2,512	(b)
RiverHouse 11 at Port Imperial (c)	Weehawken, NJ	Multifamily	7/2033	433	482	1,344	1,431
RiverHouse 9 at Port Imperial (d)	Weehawken, NJ	Multifamily	6/2046	400	434	1,251	1,292
Haus25 (e)	Jersey City, NJ	Multifamily	3/2047	783	907	2,293	2,321
The James (f)	Park Ridge, NJ	Multifamily	6/2051	236	206	693	622
Total PILOT payments				$3,706	$2,557	$9,805	$7,337
(a)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined.
(b)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined. The Company consolidated its interest in Sable on April 21, 2025 as a result of the Sable JV Interest Acquisition. See Note 3: Investments in Rental Properties - Acquisition of Controlling Interest in Unconsolidated Joint Venture for additional information.
(c)The annual PILOT is equal to 12 percent of Gross Revenues for years 1-5, 13 percent for years 6-10 and 14 percent for years 11-15, as defined.
(d)The annual PILOT is equal to 11 percent of Gross Revenues for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined.
(e)The annual PILOT is equal to seven percent of Gross Revenues, as defined, for a term of 25 years.
(f)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-10, 11.5 percent for years 11-21 and 12.5 percent for years 22-30, as defined. The property was disposed of during the third quarter of 2025.
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
OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, as of September 30, 2025 and December 31, 2024, are as follows (dollars in thousands):

Year	As of September 30, 2025 Amount
October 1 through December 31, 2025	$320
2026	1,279
2027	1,280
2028	494
2029	222
2030 through 2101	31,226
Total lease payments	34,821
Less: imputed interest	(28,920)

Total	$5,901

Year	As of December 31, 2024 Amount
2025	$1,279
2026	1,279
2027	1,280
2028	494
2029	222
2030 through 2101	31,225
Total lease payments	35,779
Less: imputed interest	(29,235)

Total	$6,544
Office and ground lease expenses incurred by the Company amounted to $0.7 million for each of the three months ended September 30, 2025 and 2024, and $2.0 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company had capitalized operating leases for one office and two ground leases, which had balances of $2.5 million and $1.8 million, respectively, at September 30, 2025. Such amounts represent the net present value (“NPV”) of future payments detailed above. The one office and two ground leases used incremental borrowing rates of 6.0 percent and 7.6 percent, respectively, to arrive at the NPV and have weighted average remaining lease terms of 2.5 years and 75.9 years, respectively. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
OTHER
During the first quarter of 2024, the Company determined that the applicable conditions required to earn the stay-on award agreements with 20 employees were satisfied, and as a result, the corresponding cash and stock awards were deemed earned and payable. The total cost of such awards was approximately $2.6 million, including the issuance of 42,095 shares of the Company’s common stock, of which $1.3 million and $1.3 million was recorded in each General and administrative and Property management expenses, on the Company's Consolidated Statements of Operations during the nine months ended September 30, 2024.

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
As of September 30, 2025, the Company had outstanding letters of credits totaling $3.7 million issued in connection with insurance requirements and for environmental financial assurance, collateralized by the available balance on the 2024
Credit Agreement.
13.    REDEEMABLE NONCONTROLLING INTERESTS
Preferred Units
The Operating Partnership has 9,213 Series A-1 Preferred Units (the "Preferred Units") outstanding as of September 30, 2025. The Series A Preferred Units were all redeemed as of March 13, 2024. The key terms of the Preferred Units are summarized as follows:

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

Summary of Redeemable Noncontrolling Interests
The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine section for the three and nine months ended September 30, 2025 and 2024, respectively (dollars in thousands):

Series A-1 Preferred Units In VRLP
Balance at July 1, 2025	$9,294
Income Attributed to Noncontrolling Interests	81
Distributions	(81)
Balance at September 30, 2025	$9,294

Series A-1 Preferred Units In VRLP
Balance at January 1, 2025	$9,294
Income Attributed to Noncontrolling Interests	243
Distributions	(243)
Balance at September 30, 2025	$9,294

Series A-1 Preferred Units In VRLP
Balance at July 1, 2024	$9,294
Income Attributed to Noncontrolling Interests	81
Distributions	(81)
Balance at September 30, 2024	$9,294

Series A and A-1 Preferred Units In VRLP
Balance at January 1, 2024	$24,999
Redemption/Payout	(15,700)
Income Attributed to Noncontrolling Interests	459
Distributions	(464)
Balance at September 30, 2024	$9,294

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

The following table reflects the activity of the General Partner capital for the three and nine months ended September 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Opening Balance	$1,086,095	$1,132,424	$1,099,391	$1,137,478
Net income (loss) available to common shareholders	75,237	(9,692)	75,442	(10,673)
Shares issued under ATM Program, net	—	(66)	—	1,765
Common stock distributions	(7,596)	(6,628)	(22,770)	(17,222)
Redemption of common units for common stock	70	22	609	135
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2	2	5	6
Directors' deferred compensation plan	124	98	338	296
Stock Compensation	3,057	2,926	9,121	10,325
Cancellation of common stock	(89)	(657)	(4,402)	(3,998)
Other comprehensive income (loss)	254	(4,404)	(838)	(4,172)
Rebalancing of ownership percent between parent and subsidiaries	(290)	(83)	(32)	2
Balance at September 30	$1,156,864	$1,113,942	$1,156,864	$1,113,942
Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
The Company has a continuous “at-the-market” offering program (“ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. As of September 30, 2025, the Company sold 133,759 shares pursuant to the ATM Program, generating net proceeds of $1.8 million. No shares were sold pursuant to the ATM Program during the three and nine months ended September 30, 2025.
SHARE REPURCHASE PROGRAM
On February 19, 2025, the Board of Directors approved a $100 million share repurchase program, with share repurchases under the new program authorized to begin on March 26, 2025. The repurchase program is set to expire in February 2027. During the three and nine months ended September 30, 2025, the Company did not repurchase any shares.
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
Stock Options
As of September 30, 2025, the Company had 1,530,000 options granted and outstanding, all of which are vested.
No stock options were exercised under any stock option plans for the nine months ended September 30, 2025 and 2024. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of September 30, 2025 and December 31, 2024, the stock options outstanding had a weighted average remaining contractual life of approximately 3.0 years and 2.6 years, respectively.
The Company recognized stock compensation expense related to stock options of zero and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards ("RSAs") in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the RSAs issued is based on time and service. On June 11, 2025 and July 23, 2025, the Company issued RSAs to non-employee members of the Board of Directors, of which 67,729 unvested RSAs were outstanding at September 30, 2025.
The Company recognized stock compensation expense related to RSAs of $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, the Company had $0.7 million unrecognized compensation cost related to unvested RSAs granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.8 years.
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
A portion of the RSUs are subject to time-based vesting conditions and will vest over a three-year period ("TRSUs"). As of September 30, 2025, there are 744,633 TRSUs outstanding and unvested.
Additionally, in April 2022, the General Partner granted 59,707 TRSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08. As of September 30, 2025, all TRSUs classified as inducement awards have vested.
Another portion of the annual LTIP Awards have market-based vesting conditions ("PRSUs"), and recipients will only earn the full amount of the PRSUs if, over the three-year performance period, the General Partner achieves an absolute Total Shareholder Return ("TSR") target and if the General Partner’s relative TSR as compared to a group of peer REITs ("Peer Group") exceeds certain thresholds. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 160% of the shares granted. The market-based award targets are determined annually by the compensation committee of the Board of Directors. As of September 30, 2025, there are 815,358 PRSUs outstanding and unvested.
In addition, the Company has granted RSUs with a three-year cliff vest subject to the achievement of adjusted funds from operations targets ("OPRSUs"). As of September 30, 2025, there are 793,735 OPRSUs outstanding and unvested.
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
The Company recognized stock compensation expense related to LTIP awards of $2.8 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively and $8.2 million and $9.1 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, the Company had $12.7 million of total unrecognized compensation cost related to unvested LTIP Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2.2 years.
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
During the three months ended September 30, 2025 and 2024, deferred stock units earned were 8,179 and 5,876, respectively. During the nine months ended September 30, 2025 and 2024, 21,719 and 19,936 deferred stock units were earned, respectively. As of September 30, 2025 and December 31, 2024, there were 126,034 and 104,315 deferred stock units outstanding, respectively.

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
The following information presents the Company’s results for the three and nine months ended September 30, 2025 and 2024 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Basic EPS	2025	2024	2025	2024
Income (loss) from continuing operations after income tax expense	$77,544	$(11,113)	$75,548	$(16,066)
Add (deduct): Noncontrolling interests in consolidated joint ventures	907	391	3,181	1,429
Add (deduct): Noncontrolling interests in Operating Partnership	(6,596)	923	(6,607)	1,293
Add (deduct): Redeemable noncontrolling interests	(81)	(81)	(243)	(459)
Income (loss) from continuing operations available to common shareholders	$71,774	$(9,880)	$71,879	$(13,803)
Income (loss) from discontinued operations available to common shareholders	3,463	188	3,563	3,130
Net income (loss) available to common shareholders for basic earnings per share	$75,237	$(9,692)	$75,442	$(10,673)

Weighted average common shares	93,476	92,903	93,310	92,615

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$0.77	$(0.10)	$0.77	$(0.15)
Income (loss) from discontinued operations available to common shareholders	0.04	—	0.04	0.03
Net income (loss) available to common shareholders	$0.81	$(0.10)	$0.81	$(0.12)

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Diluted EPS	2025	2024	2025	2024
Net income (loss) from continuing operations available to common shareholders	$71,774	$(9,880)	$71,879	$(13,803)
Add (deduct): Noncontrolling interests in Operating Partnership	6,596	(923)	6,607	(1,293)
Income (loss) from continuing operations for diluted earnings per share	$78,370	$(10,803)	$78,486	$(15,096)
Income (loss) from discontinued operations for diluted earnings per share	3,782	206	3,891	3,425
Net income (loss) available for diluted earnings per share	$82,152	$(10,597)	$82,377	$(11,671)

Weighted average common shares	102,493	101,587	102,273	101,304

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$0.76	$(0.10)	$0.77	$(0.15)
Income (loss) from discontinued operations available to common shareholders	0.04	—	0.04	0.03
Net income (loss) available to common shareholders	$0.80	$(0.10)	$0.81	$(0.12)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPS shares	93,476	92,903	93,310	92,615
Add: Operating Partnership – common and vested LTIP units	8,611	8,684	8,620	8,689
Add: Dilutive effect of stock-based compensation awards	406	—	343	—
Diluted EPS Shares	102,493	101,587	102,273	101,304

Veris Residential, L.P.:

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Basic EPU	2025	2024	2025	2024
Income (loss) from continuing operations after income tax expense	$77,544	$(11,113)	$75,548	$(16,066)
Add (deduct): Noncontrolling interests in consolidated joint ventures	907	391	3,181	1,429
Add (deduct): Redeemable noncontrolling interests	(81)	(81)	(243)	(459)
Income (loss) from continuing operations available to unitholders	$78,370	$(10,803)	$78,486	$(15,096)
Income (loss) from discontinued operations available to unitholders	3,782	206	3,891	3,425
Net income (loss) available to common unitholders for basic earnings per unit	$82,152	$(10,597)	$82,377	$(11,671)

Weighted average common units	102,087	101,587	101,930	101,304

Basic EPU:
Income (loss) from continuing operations available to unitholders	$0.77	$(0.10)	$0.77	$(0.15)
Income (loss) from discontinued operations available to unitholders	0.04	0.00	0.04	0.03
Net income (loss) available to common unitholders for basic earnings per unit	$0.81	$(0.10)	$0.81	$(0.12)

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Diluted EPU	2025	2024	2025	2024
Income (loss) from continuing operations available to common unitholders	$78,370	$(10,803)	$78,486	$(15,096)
Income (loss) from discontinued operations for diluted earnings per unit	3,782	206	3,891	3,425
Net income (loss) available to common unitholders for diluted earnings per unit	$82,152	$(10,597)	$82,377	$(11,671)

Weighted average common unit	102,493	101,587	102,273	101,304

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$0.76	$(0.10)	$0.77	$(0.15)
Income (loss) from discontinued operations available to common unitholders	0.04	0.00	0.04	0.03
Net income (loss) available to common unitholders	$0.80	$(0.10)	$0.81	$(0.12)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPU units	102,087	101,587	101,930	101,304
Add: Dilutive effect of stock-based compensation awards	406	—	343	—
Diluted EPU Units	102,493	101,587	102,273	101,304
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
The following table reflects the activity of noncontrolling interests for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Opening Balance	$128,470	$138,648	$133,678	$142,075
Net income (loss)	6,089	(1,215)	3,997	(1,968)
Unit distributions	(691)	(613)	(2,070)	(1,591)
Redeemable noncontrolling interests	(81)	(81)	(243)	(459)
Change in noncontrolling interests in consolidated joint ventures	(18,749)	(486)	(19,278)	(1,628)
Redemption of common units for common stock	(70)	(22)	(609)	(135)
Redemption of common units	(308)	—	(456)	—
Other comprehensive income (loss)	23	(411)	(78)	(389)
Rebalancing of ownership percentage between parent and subsidiaries	290	83	32	(2)
Balance at September 30	$114,973	$135,903	$114,973	$135,903
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2025, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $32 thousand as of September 30, 2025.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the three months ended September 30, 2025, the Company redeemed 4,917 common units for common shares, at their fair value of $70 thousand, and redeemed 20,744 common units for cash, at their fair value of $0.3 million. During the nine months ended September 30, 2025, the Company redeemed 50,530 common units for common shares, at their fair value of $0.6 million, and redeemed 30,015 common units for cash, at their fair value of $0.5 million.
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
Noncontrolling Interests Ownership in Operating Partnership
As of September 30, 2025 and December 31, 2024, the noncontrolling interests common unit and LTIP unit holders owned 8.4 percent and 8.5 percent of the Operating Partnership, respectively.
NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES (applicable to General Partner and Operating Partnership)
The Company consolidates certain joint ventures in which it has ownership interests. Various entities and/or individuals hold noncontrolling interests in these ventures.
During the three months ended September 30, 2025, the Company sold the developable land parcel, PI South - Building 2, owned through a consolidated joint venture with a noncontrolling interest. See Note 3: Investments in Rental Properties - Dispositions of Rental Properties and Developable Land for additional information.
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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2025 ("2025"), as compared to the three and nine months ended September 30, 2024 ("2024"), make reference to the following:
i.“Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2024 excluding properties acquired or sold from January 1, 2024 through September 30, 2025;
ii.“Acquired and Sold Properties,” which represent all properties acquired or sold by the Company from January 1, 2024 through September 30, 2025.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

(dollars in thousands)	Three Months Ended September 30,		Dollar Change	Percent Change
	2025	2024
Revenue from rental operations and other:
Revenue from leases	$67,625	$62,227	$5,398	8.7%
Parking income	3,893	3,903	(10)	(0.3)
Other income	1,399	1,251	148	11.8
Total revenues from rental operations	72,917	67,381	5,536	8.2

Property expenses:
Real estate taxes	10,129	8,572	1,557	18.2
Utilities	2,382	2,129	253	11.9
Operating services	12,808	10,156	2,652	26.1
Total property expenses	25,319	20,857	4,462	21.4

Non-property revenues:
Management fees	523	794	(271)	(34.1)
Total non-property revenues	523	794	(271)	(34.1)

Non-property expenses:
Property management	4,261	3,762	499	13.3
General and administrative	8,517	8,956	(439)	(4.9)
Transaction related costs	1,550	—	1,550	100.0
Depreciation and amortization	21,073	21,159	(86)	(0.4)
Land and other impairments, net	—	2,619	(2,619)	(100.0)
Total non-property expenses	35,401	36,496	(1,095)	(3.0)
Operating profit	12,720	10,822	1,898	17.5
Other (expense) income:
Interest expense	(22,240)	(21,507)	(733)	3.4
Interest and other investment income	173	181	(8)	(4.4)
Equity in earnings (losses) of unconsolidated joint ventures	340	(268)	608	(226.9)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	91,037	—	91,037	100.0
Gain (loss) on disposition of developable land	(1,118)	—	(1,118)	(100.0)
Gain (loss) from extinguishment of debt, net	(3,212)	8	(3,220)	(40,250.0)
Other income (expense), net	(121)	(310)	189	(61.0)
Total other (expense) income, net	64,859	(21,896)	86,755	(396.2)
Income (loss) from continuing operations before income tax expense	77,579	(11,074)	88,653	(800.6)
Provision for income taxes	(35)	(39)	4	(10.3)
Income (loss) from continuing operations after income tax expense	77,544	(11,113)	88,657	(797.8)
Discontinued operations:
Income (loss) from discontinued operations	3,782	206	3,576	1,735.9
Total discontinued operations, net	3,782	206	3,576	1,735.9
Net income (loss)	$81,326	$(10,907)	$92,233	(845.6)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2025, as compared to 2024, divided into Same-Store Properties, Acquired and Sold Properties (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Sold Properties
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$5,398	8.7%	$1,176	1.9%	$4,222	6.8%
Parking income	(10)	(0.3)	(48)	(1.2)	38	1.0
Other income	148	11.8	120	9.6	28	2.2
Total	$5,536	8.2%	$1,248	1.9%	$4,288	6.4%

Property expenses:
Real estate taxes	$1,557	18.2%	$787	9.2%	$770	9.0%
Utilities	253	11.9	126	5.9	127	6.0
Operating services	2,652	26.1	1,920	18.9	732	7.2
Total	$4,462	21.4%	$2,833	13.6%	$1,629	7.8%

OTHER DATA:
Number of Consolidated Properties	16		15		5
Multifamily portfolio (number of units)	5,386		4,624		1,672
Revenue from leases. Revenue from leases from Same-Store properties increased $1.2 million, or 1.9 percent, due primarily to an increase in market rental rates.
Real estate taxes. Real estate taxes from Same-Store properties increased $0.8 million, or 9.2 percent, due primarily to an increase in tax rates and increased PILOT taxes based on higher revenues in 2025.
Operating services. Operating services from Same-Store properties increased $1.9 million, or 18.9 percent, due primarily to insurance adjustments relating to renewal rates and previously sold properties in 2024.
Property management. Property management increased $0.5 million, or 13.3 percent, due primarily to higher severance costs in 2025.
Transaction related costs. During the third quarter of 2025, the Company recorded transaction related costs of $1.6 million, primarily related to compensation attributable to completed transactions.
Land and other impairments, net. During the third quarter of 2024, the Company recorded $2.6 million of impairments on a developable land parcel.
Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $0.6 million, or 226.9 percent due primarily to one time other expenses recognized by Urby during the third quarter of 2024.
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. During the third quarter of 2025, the Company recognized net realized gains of $91.0 million on the dispositions of four multifamily properties. See Note 3: Investments in Rental Properties to the Consolidated Financial Statements.
Gain (loss) on disposition of developable land. During the third quarter of 2025, the Company sold a developable land parcel, and as a result, recognized a loss on disposition of $1.1 million. See Note 3: Investments in Rental Properties to the Consolidated Financial Statements.

Gain (loss) from extinguishment of debt, net. During the third quarter of 2025, the Company wrote off unamortized deferred financing costs of $3.2 million relating to the repayment of the 2024 Term Loan and two mortgage loans.
Discontinued operations. Income from discontinued operations increased $3.6 million, primarily as a result of the successful resolution of real estate tax appeals in 2025 related to formerly owned office properties. See Note 7: Discontinued Operations to the Consolidated Financial Statements.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

(dollars in thousands)	Nine Months Ended September 30,		Dollar Change	Percent Change
	2025	2024
Revenue from rental operations and other:
Revenue from leases	$198,938	$183,786	$15,152	8.2%
Parking income	12,018	11,570	448	3.9
Other income	4,161	5,048	(887)	(17.6)
Total revenues from rental operations	215,117	200,404	14,713	7.3

Property expenses:
Real estate taxes	29,446	27,251	2,195	8.1
Utilities	7,292	6,196	1,096	17.7
Operating services	36,688	35,354	1,334	3.8
Total property expenses	73,426	68,801	4,625	6.7

Non-property revenues:
Management fees	2,007	2,587	(580)	(22.4)
Total non-property revenues	2,007	2,587	(580)	(22.4)

Non-property expenses:
Property management	12,734	13,370	(636)	(4.8)
General and administrative	28,190	29,019	(829)	(2.9)
Transaction related costs	3,428	1,406	2,022	143.8
Depreciation and amortization	64,797	61,592	3,205	5.2
Land and other impairments, net	15,667	2,619	13,048	498.2
Total non-property expenses	124,816	108,006	16,810	15.6
Operating profit	18,882	26,184	(7,302)	(27.9)
Other (expense) income:
Interest expense	(69,804)	(64,683)	(5,121)	7.9
Interest and other investment income	268	2,255	(1,987)	(88.1)
Equity in earnings (losses) of unconsolidated joint ventures	4,708	2,919	1,789	61.3
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	84,160	—	84,160	(100.0)
Gain (loss) on disposition of developable land	35,292	11,515	23,777	206.5
Gain (loss) on sale of unconsolidated joint venture interests	5,122	7,100	(1,978)	(27.9)
Gain (loss) from extinguishment of debt, net	(3,212)	(777)	(2,435)	313.4
Other income (expense), net	302	(305)	607	(199.0)
Total other (expense) income, net	56,836	(41,976)	98,812	(235.4)
Income (loss) from continuing operations before income tax expense	75,718	(15,792)	91,510	(579.5)
Provision for income taxes	(170)	(274)	104	(38.0)
Income (loss) from continuing operations after income tax expense	75,548	(16,066)	91,614	(570.2)
Discontinued operations:
Income (loss) from discontinued operations	3,891	1,877	2,014	107.3
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	1,548	(1,548)	(100.0)
Total discontinued operations, net	3,891	3,425	466	13.6
Net income (loss)	$79,439	$(12,641)	$92,080	(728.4)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses in 2025, as compared to 2024, divided into Same-Store Properties and Acquired and Sold Properties (excluding properties classified as discontinued operations):

(dollars in thousands)	Total Company		Same-Store Properties		Acquired and Sold Properties
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations and other:
Revenue from leases	$15,152	8.2%	$3,447	1.9%	$11,705	6.4%
Parking income	448	3.9	219	1.9	229	2.0
Other income	(887)	(17.6)	(883)	(17.5)	(4)	(0.1)
Total	$14,713	7.3%	$2,783	1.4%	$11,930	6.0%

Property expenses:
Real estate taxes	2,195	8.1%	$305	1.1%	$1,890	6.9%
Utilities	1,096	17.7	744	12.0	352	5.7
Operating services	1,334	3.8	(439)	(1.2)	1,773	5.0
Total	$4,625	6.7%	$610	0.9%	$4,015	5.8%

OTHER DATA:
Number of Consolidated Properties	16		15		5
Multifamily portfolio (number of units)	5,386		4,624		1,672

Revenue from leases. Revenue from leases from Same-Store Properties increased $3.4 million, or 1.9 percent, for 2025 as compared to 2024, due primarily to an increase in market rental rates.
Other income. Other income from Same-Store Properties decreased $0.9 million, or 17.5 percent primarily due to early lease termination fees recognized in 2024.
Utilities. Utilities from Same-Store Properties increased $0.7 million, or 12.0 percent, due primarily to increase in electric and gas consumption and rates.
Property management expense. Property management expense decreased $0.6 million, or 4.8 percent due primarily to the satisfaction of stay-on award conditions in 2024. See Note 12: Commitments and Contingencies to the Consolidated Financial Statements.
Transaction related costs. Transaction related costs increased $2.0 million, or 143.8 percent. During 2025, the Company recorded costs primarily related to compensation attributable to completed transactions and non-recurring strategic advisory matters. During 2024, the Company recorded transaction related costs primarily related to the sale of the former Office Portfolio and the withdrawal of its public offering of common stock.
Depreciation and amortization. Depreciation and amortization increased $3.2 million, or 5.2 percent due to the consolidation of Sable in the second quarter of 2025, partially offset by the sale of multifamily properties in the third quarter of 2025.
Land and other impairments, net. During 2025, the Company recorded $15.7 million of impairment on three developable land parcels. During 2024, the Company recorded $2.6 million of impairments on a developable land parcel.
Interest expense. Interest expense increased $5.1 million, or 7.9 percent primarily due to the consolidation of Sable.
Interest and other investment income. Interest income decreased $2.0 million, or 88.1 percent primarily related to interest income earned on higher cash balances in 2024.

Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.8 million, or 61.3 percent, primarily to the consolidation of Sable in 2025 and disposition of the Company's interest in two unconsolidated joint ventures in 2025.
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net. During 2025, the Company sold four multifamily properties, and as a result, recognized realized gains net of impairment charges of $84.2 million. See Note 3: Investments in Rental Properties to the Consolidated Financial Statements.
Gain (loss) on disposition of developable land. In 2025, the Company sold several parcels of land and as a result, recognized a total gain on disposition of developable land of $35.3 million. In 2024, the Company sold several parcels of land and as a result, recognized a total gain on disposition of developable land of $11.5 million. See Note 3: Investments in Rental Properties to the Consolidated Financial Statements.
Gain (loss) on sale of unconsolidated joint venture interests. During 2025, the Company sold its interests in two unconsolidated joint ventures and recorded a gain on sale for its interest of $5.1 million. During 2024, the Company's joint venture sold its underlying multifamily rental property and recorded a gain on the sale for its interest of $7.1 million.
Gain (loss) from extinguishment of debt, net. During 2025, the Company wrote off unamortized deferred financing costs of $3.2 million relating to the extinguishment of the 2024 Term Loan and two mortgage loans. During 2024, the Company wrote off unamortized deferred financing costs of $0.8 million relating to the early extinguishment of two mortgage loans.
Discontinued operations. The Company recognized income from discontinued operations of $3.9 million in 2025 primarily as a result of the successful resolution of real estate tax appeals related to formerly owned office properties, and $1.9 million in 2024. In 2024, the Company recognized $1.5 million realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net. See Note 7: Discontinued Operations to the Consolidated Financial Statements.

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
Cash Flows
Cash, cash equivalents and restricted cash increased by $1.5 million to $25.8 million at September 30, 2025, compared to $24.3 million at December 31, 2024. This increase is comprised of the following net cash flow items:
(1)$50.5 million provided by operating activities.
(2)$386.3 million provided by investing activities, consisting primarily of the following:
(a)$340.1 million received from proceeds from the sales of rental property;
(b)$94.7 million received from proceeds from the sales of developable land;
(c)$9.2 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures;
(d)$7.1 million received from sales of unconsolidated joint ventures;
(e)$36.5 million used for the purchase of unconsolidated joint venture interest, net of cash acquired;
(f)$22.5 million used for additions to rental property, improvements and other costs; and
(g)$5.9 million used for the development of rental property and other related costs.
(3)$435.3 million used in financing activities, consisting primarily of the following:
(a)$322.0 million used for repayments of the revolving credit facility;
(b)$200.0 million used for repayments of the term loan;
(c)$63.7 million used for repayments of mortgages, loans payable and other obligations;
(d)$24.8 million used for payment of common dividends and distributions;
(e)$19.5 million used for distributions to noncontrolling interests;
(f)$4.4 million used for payment for taxes related to the net share settlement of stock compensation awards; and
(g)$201.0 million received from the borrowings from the revolving credit facility.

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
Dividends declared (on a per share basis) for the nine months ended September 30, 2025 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2025	March 31, 2025	April 10, 2025	$0.0800
May 28, 2025	June 30, 2025	July 10, 2025	$0.0800
August 25, 2025	September 30, 2025	October 10, 2025	$0.0800
The General Partner, as of the taxable year ended December 31, 2024, the most recent year for which tax returns have been filed, has net operating losses of $320.8 million and $47.2 million of capital loss carryovers.
Debt Financing
Debt Strategy
The Company has historically utilized a combination of corporate and property-level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property-level indebtedness on or before the applicable maturity dates.
Debt Summary
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2025:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Debt, including Revolving Credit Facility (a)	$1,442,068	100.0%	4.77%	2.38

Totals/Weighted Average:	$1,442,068	100.0%	4.77%	2.38
Unamortized deferred financing costs (b)	(8,531)
Total Debt, Net	$1,433,537
(a)Includes debt with interest rate caps outstanding with a notional amount of $330.0 million.
(b)Excludes $4.2 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of September 30, 2025.

Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2025 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments
2025	$2,476	$—	$2,476	3.69%
2026	7,879	411,404	419,283	4.44
2027	5,326	295,318	300,644	3.96
2028	2,396	343,061	345,457	6.03
2029	2,289	309,335	311,624	4.94
Thereafter	1,771	60,813	62,584	3.21
Sub-total	22,137	1,419,931	1,442,068	4.77
Unamortized deferred financing costs (a)	(8,531)	—	(8,531)
Totals/Weighted Average	$13,606	$1,419,931	$1,433,537	4.77%
(a)Excludes $4.2 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of September 30, 2025.
Unencumbered Properties
As of September 30, 2025, the Company had three unencumbered properties with a carrying value of $97.0 million.
Equity Financing and Registration Statements
Shelf Registration Statements
The General Partner has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $100 million of shares of common stock have been allocated for sale pursuant to the Company's ATM Program commenced in November 2023 and 133,759 shares have been sold, for gross proceeds of $1.8 million, as of September 30, 2025. No shares were sold pursuant to the ATM Program during the three and nine months ended September 30, 2025.
The General Partner and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of September 30, 2025.
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

Share Repurchase Program
On February 19, 2025, the Board of Directors approved a $100 million share repurchase program, with share repurchases under the new program authorized to begin on March 26, 2025. The repurchase program is set to expire in February 2027. During the three and nine months ended September 30, 2025, the Company did not repurchase any shares.
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company may agree to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of September 30, 2025, there was no outstanding balance of such debt which was guaranteed by the Company.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) available to common shareholders (a)	$75,237	$(9,692)	$75,442	$(10,673)
Add (deduct): Noncontrolling interests in Operating Partnership	6,596	(923)	6,607	(1,293)
Noncontrolling interests in discontinued operations	319	18	328	295
Real estate-related depreciation and amortization on continuing operations (b)	21,395	23,401	68,071	68,547
Real estate-related depreciation and amortization on discontinued operations	—	—	—	668
Continuing operations: (Gain) loss on sale from unconsolidated joint ventures	—	—	(5,122)	(7,100)
Continuing operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(91,037)	—	(84,160)	—
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	—	—	(1,548)
Funds from operations available to common stock and Operating Partnership unitholders	$12,510	$12,804	$61,166	$48,896
(a)Includes land impairment charges, after allocations to Noncontrolling interests in consolidated joint ventures, of zero and $2.6 million for the three months ended September 30, 2025 and 2024, respectively, and $14.1 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Also includes gains (losses) on disposition of developable land, after allocations to Noncontrolling interests in consolidated joint ventures, of $(0.6) million and zero for the three months ended September 30, 2025 and 2024, respectively, and $35.9 million and $11.5 million for the nine months ended September 30, 2025 and 2024, respectively.
These balances are included in the calculation to arrive at funds from operations as such charges relate to non-depreciable assets.
(b)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests of $0.5 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, and $3.7 million and $7.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Excludes non-real estate-related depreciation and amortization of $0.2 million for both the three months ended September 30, 2025 and 2024, and $0.4 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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
As of September 30, 2025, the Company's indebtedness with an aggregate principal balance of $1.4 billion had an estimated aggregate fair value of $1.5 billion.
Changes in interest rates impact the fair value of the Company's fixed rate debt instruments, computed using current market yields. Approximately $1.2 billion of the Company’s long-term debt as of September 30, 2025 bears interest at fixed rates with a weighted average coupon of 4.71% and therefore the fair value of these instruments is affected by changes in market interest rates. If market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of September 30, 2025 would be approximately $30.0 million lower or higher, respectively.
The effective interest rates on the Company’s $216.0 million variable rate debt hedged by interest-rate caps, as of September 30, 2025 ranged from SOFR plus 141 basis points to SOFR plus 239 basis points. Assuming interest-rate caps are not in effect as of September 30, 2025, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $2.2 million annually.
The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

September 30, 2025 Debt, including current portion ($s in thousands)	10/1/2025 - 12/31/2025	2026	2027	2028	2029	Thereafter	Sub-total	Other (a) (b)	Total	Fair Value
Fixed Rate & Hedged Debt, including Revolving Credit Facility	$2,476	$419,283	$300,644	$345,457	$311,624	$62,584	$1,442,068	$(8,531)	$1,433,537	$1,457,933
Weighted Average Interest Rate	3.69%	4.44%	3.96%	6.03%	4.94%	3.21%			4.77%
(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of September 30, 2025.
(b)Excludes $4.2 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of September 30, 2025.

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
During the three months ended September 30, 2025, the Company issued 4,917 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to
Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.
(b)None.
(c)SHARE REPURCHASE PROGRAM
During the three months ended September 30, 2025, the Company did not repurchase any shares under its $100 million share repurchase program.
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

101.1*
The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* filed herewith

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date:	October 22, 2025	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	October 22, 2025	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	October 22, 2025	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	October 22, 2025	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)