Form 10-K
period 2025-12-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2026-02-23
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
As of June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of Veris Residential, Inc. was $1,208,976,178. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose. The registrant has no non-voting common stock.
As of February 16, 2026, 93,458,388 shares of common stock, $0.01 par value, of Veris Residential, Inc. (“Common Stock”) were outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.
LOCATION OF EXHIBIT INDEX: The index of exhibits is contained herein on page number 95.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Veris Residential, Inc.’s definitive proxy statement for fiscal year ended December 31, 2025 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 10, 2026 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2025.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “Veris,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of December 31, 2025, the General Partner owned an approximate 91.6 percent common unit interest in the Operating Partnership. The remaining approximate 8.4 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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

The Company owns, operates and develops multifamily rental properties located primarily in the Northeast, as well as a portfolio of non-strategic land and commercial assets. The Company's technology-enabled, vertically integrated operating platform delivers a contemporary living experience aligned with residents' preferences while positively impacting the communities it serves to maximize value for all stakeholders. Veris Residential, Inc. was incorporated on May 24, 1994.
The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.6 percent and 91.5 percent common unit interest in the Operating Partnership as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Company owned or had interests in 17 multifamily rental properties, as well as non-core assets comprised of three parking/retail properties, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 16 wholly-owned or Company-controlled properties comprised of 13 multifamily properties and three non-core assets, plus developable land and (b) four multifamily properties owned by unconsolidated joint ventures in which the Company has investment interests. The Properties are located in New Jersey, Massachusetts, and the District of Columbia. For more information on the Properties, refer to Item 2.
THE COMPANY
The Company seeks to own a portfolio comprised primarily of Class A multifamily properties with premium amenities and offerings, including facilities such as clubrooms and lounges, fitness centers, dog parks and rooftop swimming pools, as well as sustainability-driven features including electric vehicle (EV) charging stations, bee hives, hydroponic gardens and green roofs. The Company believes that amenities such as the ones offered at our multifamily properties drive resident satisfaction, command higher monthly rents, and generate additional revenues through amenity fees. When coupled with our commitment to providing premium resident services, such as concierges and professionally-curated events, the Company seeks to offer a multifamily experience that will maximize resident satisfaction and optimize rental revenue. The Company's portfolio has an average age of nine years.

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

Investment Strategy

The Company seeks to grow its portfolio of Class A multifamily assets through a combination of acquisitions, value-add redevelopments and developments. The Company expects to generate internal growth through organic optimization of its existing portfolio by recycling capital from non-strategic asset dispositions into debt repayments, value-add redevelopments, share buybacks, new developments, and acquisitions. A key component of the Company’s current capital allocation strategy is the reduction of leverage through the use of asset sale proceeds and excess cash flow to repay debt, converting low- to no-yielding assets into earnings growth through improved borrowing costs and credit terms. The Company may also seek to grow by raising capital through other sources such as through follow-on equity offerings, equity method investments and additional debt.

The Company believes it has strong relationships and networks to source off-market acquisition opportunities and seeks to add value to newly acquired properties by integrating them into its sustainability and technology-focused platform. The Company has a robust and disciplined underwriting process, and experienced investments and capital markets teams. When evaluating investments, the Company considers the impact on leverage, liquidity and overall balance sheet strength. The Company has the capabilities to generate additional value by acquiring assets through 1031 programs, issuing OP Units, and recycling capital through dispositions of non-strategic assets. When considering acquisitions, the Company may seek opportunities that improve the geographic diversity, asset quality, and product offering of its portfolio.

Environmental Risk Management & Energy Resilience

The Company aims to conduct its business, development and operations of new and existing buildings in a manner that contributes to positive environmental, social and economic outcomes for all its stakeholders. The Company’s dedicated in-house team initiates and applies sustainable practices throughout its business, including property operations and the resident experience. The Company’s multifamily portfolio has environmental conservation considerations – particularly focused on energy consumption, water consumption and greenhouse gas emissions – integrated into many existing properties. The Company has also invested in energy-saving technology, such as those for irrigation, lighting and HVAC, to positively impact resident experience and asset value over the long-term. As a result of these efforts, 75% of our managed multifamily communities are green certified (LEED®, ENERGY STAR® or equivalent). The Company believes that its focus on sustainability also enhances value for the Company in the short-term, through cost savings and greater interest from sustainability conscious residents.

Equally important is the Company’s focus on supporting the health and well-being of its employees, residents and tenants, which the Company has enhanced through the inclusion of on-site amenity offerings, including hydroponic gardens, fitness centers and on-demand fitness programs, as well as health and safety considerations across the portfolio and within its corporate offices. The Company’s efforts led to the achievement of WELL® Health-Safety rating across all of its managed locations.

The Company is committed to transparent reporting of corporate responsibility performance indicators, as it recognizes the importance of this information to investors, lenders, and other stakeholders. The Company publishes an annual report covering these initiatives, which is aligned with the Global Reporting Initiative reporting framework and United Nations Sustainable Development Goals. The report includes the Company’s strategy, key performance indicators, annual like-for-like comparisons and year-over-year achievements.

As a long-term owner and active manager of real estate assets in operation and under development, the Company recognizes that climate change is no longer just a potential threat but today’s reality. As a result, the Company is taking action to mitigate its carbon footprint by assessing risks and adapting its business to ensure it is well positioned over the long-term. Event-driven (acute) and longer-term (chronic) physical risks that may result from climate change could have a material adverse effect on the Company’s properties, operations and business. Responsibility for assessing and managing these climate-related risks and initiatives is owned by every team throughout the Company, with oversight by a cross-functional task force comprised of management and the Board's Nominating, Environmental, Social and Governance Committee. The Company views its proactive assessment of risks related to climate change as an opportunity to protect asset value and as such, is implementing measures, planning and decision-making processes to protect its investments by improving resilience. In 2024, the Company achieved a 58% decrease in its comparable Scope 1 and 2 greenhouse gas emissions, thereby maintaining its goal reached in 2022 as confirmed by the Science Based Target initiative, when compared to its performance in 2019.

HUMAN CAPITAL RESOURCES
As of December 31, 2025, the Company had 181 employees, and 24 percent of its employees have been with the Company for at least 10 years. The Company embraces the diverse and all-inclusive communities it serves and has taken focused efforts to support employees. Such efforts have included establishing employee affinity groups and introducing company-wide diversity training. The Company is a signatory of the CEO Action for Diversity & Inclusion Pledge and the UN Women Empowerment Principles. Currently, five of the nine members (or 56 percent) of the Company’s Board of Directors are female and/or racially or ethnically diverse.

Workforce diversity as of December 31, 2025 (excluding employees that did not self-identify):

•61 percent of the Company’s employees identified as male, 38 percent as female and one percent as non-binary;
•56 percent of the Company’s employees identify as racially or ethnically diverse.

Employee Incentives

The Company strives to provide career opportunities in an energized, inclusive, and collaborative environment tailored to retain, attract and reward high performing employees. The Company provides a comprehensive benefits package intended to meet and exceed the needs of its employees and their families. The Company’s competitive offerings help its employees stay healthy, balance their work and personal lives, and meet their financial and retirement goals. The Company is also committed to ensuring that these benefits are attainable and affordable to its employees by limiting health insurance premiums and providing life insurance and short-term and long-term disability insurance at no cost to the employee.

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

The Company also promotes the philanthropic efforts of its employees by providing 24 hours of paid time off toward volunteering and matching employee charitable contributions dollar for dollar (up to $1,000 per employee per year).
More information regarding the Company’s human capital policies, programs and initiatives is available in the "Governance" tab under the “Investors” section of its public website and the Company’s report covering its ESG initiatives. Information contained on or accessed through the Company’s website is not considered part of this Annual Report nor any registration statement that incorporates this Annual Report by reference.

COMPETITION

We face competition from other real estate companies to acquire, develop and manage multifamily properties. As an owner and operator of multifamily properties, we also face competition for prospective residents from other operators, including newly developed buildings in our established markets, whose properties may be perceived to offer a better location, amenities, or unit finishes or whose pricing may be perceived as a better value given the quality, location, terms and amenities that the prospective resident seeks. We also compete against condominiums and single-family homes that are for sale or rent. The number of competitive, alternative opportunities in a market could have an impact on our ability to lease apartment units or increase rental revenue in the short and/or long term, depending on overall market factors including expected market-specific population and income growth, future expected interest rates and household formation trends.

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
INDUSTRY SEGMENTS
The Company operates in the multifamily real estate and services industry. As of December 31, 2025, the Company does not have any foreign revenues and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

SIGNIFICANT RESIDENTS AND TENANTS
As of December 31, 2025, no resident or tenant accounted for more than one percent of the Company’s consolidated revenues.
RECENT DEVELOPMENTS
In 2025, the Company continued to focus on its three-pronged strategy to value creation — capital allocation, deleveraging and platform optimization — with a particular focus on reducing leverage with proceeds generated from the continued sale of non-strategic assets which were less efficient to operate.
During 2025, the Company completed the disposition of four non-strategic wholly owned multifamily operating assets and one multifamily asset owned in a joint venture for gross proceeds of $387.7 million. In addition, the Company completed the sale of eight land parcels for gross proceeds of $154.4 million.
The Company utilized the majority of the proceeds from its disposition activities to reduce total outstanding debt by $490.2 million (including the assumption of one $41 million mortgage). As a result of this significant reduction in debt, the Company amended its revolving credit facility and term loan to reduce its borrowing spread and introduced a leverage grid to allow for continued improvement in its borrowing spread with further debt repayment. As of December 31, 2025, the Company had reduced the borrowing spread on its revolving credit facility and term loan by 75 basis points as compared to the prior year.

The remaining disposition proceeds were utilized to acquire the remaining interest in the Sable (formerly called Urby) for $38.5 million, resulting in the consolidation of the asset along with its $181.0 million mortgage.

The Company continued to enhance its operational platform, earning a 5-Star rating from the Global Real Estate Sustainability Benchmark (GRESB) for the third consecutive year, the highest distinction awarded for ESG leadership and performance, and being designated a Regional Sector Leader for residential-listed companies in the Americas. In addition, the Company introduced its technology brand, Prism, in the second quarter of 2025, which represents an approach to technology adoption designed to support on-site teams and enhance the resident experience.

On February 23, 2026, the General Partner and Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AC Residential Acquisition LP, a Delaware limited partnership (“Parent”), AC Residential REIT LLC, a Delaware limited liability company (“Merger Sub I”), AC Residential OP LP, a Delaware limited partnership (“Merger Sub II”, together with Merger Sub I, the “Merger Subs”). Pursuant to the terms and conditions of the Merger Agreement, upon the closing, the General Partner will be merged with and into Merger Sub I, with Merger Sub I continuing as the surviving corporation as a direct wholly-owned subsidiary of Parent (the “Merger”), and Merger Sub II will merge with and into the Operating Partnership, with the Operating Partnership continuing as the surviving partnership (the “Partnership Merger” and, together with the Merger, the “Mergers”). Parent and the Merger Subs are affiliates of investment funds managed by Affinius Capital LLC (“Affinius”), GIC Real Estate Inc. (“GIC”) and Vista Hill Partners, LLC (“Vista Hill”, together with Affinius and GIC, the “Equity Investors”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the date and time the Mergers become effective, (i) each issued and outstanding share of Common Stock (other than shares owned by (a) Parent or Merger Sub I or any of their respective Subsidiaries and (b) any direct or indirect wholly owned Subsidiary of the Company, if any (each such Share referred to in clauses (a) and (b), an “Excluded Share” and, collectively, the “Excluded Shares”)), will automatically be converted into the right to receive $19.00 per Share in cash, without interest thereon (the “Merger Consideration”), (ii) each outstanding Common Unit (other than Common Units owned by (x) Parent, Merger Sub II or any of their respective subsidiaries and (y) the surviving entity in the Merger) will be converted into the right to receive the Merger Consideration and (iii) each outstanding Series A-1 preferred limited partnership unit of the Operating Partnership (each, a “Preferred Unit”) (other than Preferred Units owned by (x) Parent, Merger Sub II or any of their respective Subsidiaries and (y) the surviving entity in the Merger) will be converted into the right to receive the Preferred Unit Merger Consideration as set forth in the Merger Agreement.

During the period between the signing of the Merger Agreement and the consummation of the Mergers, the Company has agreed that it will not make any dividends other than the regular quarterly cash dividends from the fiscal quarter ending March 31, 2026 on the Common Stock and Common Units not to exceed $0.08 per share or unit, as applicable.

The Merger Agreement contains customary representations, warranties and covenants by each party. The Merger is subject to certain conditions which are set forth in the Merger Agreement, including the approval of the General Partner’s stockholders. The General Partner’s Board of Directors has approved the Merger Agreement. The Merger is expected to close during the second quarter of 2026.

The foregoing description of the Merger Agreement and the Mergers does not purport to be complete, and is subject to and is qualified in its entirety by the terms and conditions of the Merger Agreement and any related agreements as further described in the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2026.

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
Among the factors about which we have made assumptions are:
•the satisfaction or waiver of other conditions to closing in the Merger Agreement or the failure of the Mergers to close for any other reason;
•the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement;
•the outcome of the legal proceedings that may be instituted against the Company and others related to the Mergers and the Merger Agreement;
•unanticipated difficulties or expenditures relating to the Mergers, the response of competitors to the announcement and pendency of the Mergers, and potential difficulties in employee retention as a result of the announcement and pendency of the Mergers;
•the Company’s exclusive remedy against the counterparties to the Merger Agreement with respect to any breach of the Merger Agreement being to seek payment of the parent termination fee, which may not be adequate to cover the Company’s damages;
•the Company’s restricted ability to pay dividends beyond the quarterly dividend for the quarter ending March 31, 2026 pursuant to the Merger Agreement;
•unexpected costs, liabilities or delays involving the proposed Mergers;
•risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed Mergers;
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
•forward-looking financial and operational information, including information relating to future development projects, potential acquisitions or dispositions, leasing activities, capitalization rates, and projected revenue;
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

RISK RELATING TO THE MERGERS

The announcement and pendency of the transactions contemplated by the Merger Agreement may have an adverse effect on our business, financial condition, operating results and cash flows.

Uncertainty about the effect of the proposed Mergers may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Mergers, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Mergers and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Mergers and generally restricts us from taking certain specified actions until the Mergers are completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.

The failure to complete the Mergers in a timely manner or at all could negatively impact the market price of our common shares as well as adversely affect our business, financial condition, operating results and cash flows.

The Mergers cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the remaining closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Mergers are not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Mergers. Instead, we will remain an independent public company and the holders of our common shares will continue to own their shares of stock.

If the Mergers or a similar transaction is not completed, the share price of our common shares may drop to the extent that the current market price of our common shares reflects an assumption that a transaction will be completed.

If the Mergers are significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•we could be required to pay a termination fee of $60 million to Parent, under certain circumstances as described in the Merger Agreement;
•we would have incurred significant costs in connection with the Mergers that we would be unable to recover;
•we may be subject to negative publicity or be negatively perceived by the investment or business communities;
•we may be subject to legal proceedings related to any delay or failure to complete the Mergers;
•any disruptions to our business resulting from the announcement and pendency of the Mergers may continue or intensify in the event the Mergers are not consummated; and
•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Mergers, if the Mergers are not consummated.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit or knowingly encourage, or engage in discussions or negotiations with respect to, or provide non-public information in connection with, a proposal from a third party with respect to an alternative transaction. In addition, under specified circumstances in which the Merger Agreement is terminated, we could be required to pay a termination fee of $60 million to Parent. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common shares than it might otherwise have proposed to pay.

We will incur substantial transaction fees and costs in connection with the Mergers.

We expect to incur fees for professional services and other transaction costs in connection with the Mergers. A material portion of these expenses will be payable by us whether or not the Mergers are completed. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.
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
•increased operating costs that exceed our original estimates due to increased insurance premiums, utilities, real estate taxes, material, labor or other costs or supply chain disruptions, including as a result of inflation, tariffs or changes in immigration laws or their enforcement, and other factors which may not necessarily be offset by increased rents;
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
Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the amount of that investment may not be recouped if the sale price does not exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended (the "Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.
Inflation and related volatility in the economy could negatively impact some of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs: A portion of our operating expenses is sensitive to inflation. These include expenses for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties.
Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, tariffs, and any policy interventions by the U.S. government, could negatively impact our resident’s ability to pay rents or our results of operations. Our multifamily leases are for an average term of 14 months, which we believe mitigates our exposure to inflation, by permitting us to set rents commensurate with inflation (subject to rent regulations to the extent they apply and assuming our current or prospective residents will accept and can pay commensurate increased rents, of which there can be no assurance). Inflation or other increased costs resulting from tariffs could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of increased tariffs, inflation and related impacts, and the duration and extent of any prolonged periods of increased tariffs or inflation, and any related adverse effects on our results of operations and financial condition, are unknown at this time. Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so.
Additionally, increased tariffs and inflationary pricing may have a negative effect on the real estate acquisitions and construction costs necessary to complete development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Higher land acquisition and construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. Our commercial leases have fixed rent increases which may not increase in line with inflation, thereby reducing our net operating income. As a result, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

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
Environmental, Social and Governance factors may impose additional costs and/or expose us to new risks: We have communicated certain initiatives and goals regarding ESG matters in our 2024 Sustainability Report on our website, and we may communicate revised or additional initiatives or goals in the future. Our publication of ESG-related policies and report covering our ESG initiatives may result in increased investor, media, employee and other stakeholder attention to such initiatives.

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

Additionally, there is increased attention on matters of ESG by various regulatory authorities, and the expense and activities necessary to comply with certain regulations or standards, or to decommission prior initiatives in order to comply with new regulations or standards, may be significant. The regulations and criteria for assessing ESG practices are evolving, which could result in our undertaking costly initiatives and activities to meet any new regulations or criteria.

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
As of December 31, 2025, we had total outstanding indebtedness of $1.4 billion, comprised of $30 million of outstanding borrowings under the Revolving Credit Facility and approximately $1.3 billion of mortgages, loans payable and other obligations. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.
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

Rising interest rates may adversely affect our cash flow: As of December 31, 2025, we have $30 million of outstanding borrowings under the Revolving Credit Facility, and approximately $185 million of our mortgage indebtedness bears interest at variable rates, all of which we have hedged. We may incur additional indebtedness in the future that bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.
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
As of February 16, 2026, the General Partner owned approximately 91.7 percent of the Operating Partnership’s outstanding common partnership units. The consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) the Operating Partnership with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets. If the General Partner’s ownership interest in the Operating Partnership were to drop below 85 percent as the result of future issuances of partnership units, then the General Partner’s inability to take any of the foregoing actions without the consent of some of the limited partners could have a material adverse effect on the Company’s ability to complete any of those transactions and negatively impact the Company’s business and operations.
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
Ownership Limit: In order to preserve the General Partner's status as a real estate investment trust under the Code, its charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8 percent of its outstanding capital stock unless its Board of Directors waives or modifies this ownership limit.
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
Failure to maintain ownership limits could cause the General Partner to lose its qualification as a real estate investment trust: In order for the General Partner to maintain its qualification as a real estate investment trust under the Code, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Code to include certain entities). The General Partner has limited the ownership of its outstanding shares of common stock by any single stockholder to 9.8 percent of the outstanding shares of its common stock. Its Board of Directors could waive this restriction if it was satisfied, based upon the advice of tax counsel or otherwise, that such action would be in the best interests of the General Partner and its stockholders and would not affect its qualification as a real estate investment trust under the Code. Common stock acquired or transferred in breach of the limitation may be redeemed by us for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of the General Partner. The General Partner may elect to redeem such shares of common stock for Units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes the General Partner to be in violation of any ownership limit, will be deemed void. Although the General Partner currently intends to continue to operate in a manner which will enable it to continue to qualify as a real estate investment trust under the Code, it is possible that future economic, market, legal, tax or other considerations may cause its Board of Directors to revoke the election for the General Partner to qualify as a real estate investment trust. Under the General Partner's organizational documents, its Board of Directors can make such revocation without the consent of its stockholders.
Tax liabilities as a consequence of failure to qualify as a real estate investment trust: The General Partner has elected to be treated and has operated so as to qualify as a real estate investment trust for federal income tax purposes since the General Partner's taxable year ended December 31, 1994. Although the General Partner believes it will continue to operate in such manner, it cannot guarantee that it will do so. Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and some on a quarterly basis) established under highly technical and complex tax provisions of the Code. Because the interpretation of such provisions is often uncertain and qualification determinations are fact sensitive, the General Partner cannot assure you that it will qualify as a real estate investment trust for any taxable year.
If the General Partner fails to qualify as a real estate investment trust in any taxable year, it will be subject to the following:
•it will not be allowed a deduction for dividends paid to shareholders;
•it will be subject to federal income tax at regular corporate rates, including any alternative minimum tax, if applicable; and
•unless it is entitled to relief under certain statutory provisions, it will not be permitted to qualify as a real estate investment trust for the four taxable years following the year during which it became disqualified.
A loss of the General Partner's status as a real estate investment trust could have an adverse effect on us. Failure to qualify as a real estate investment trust also would eliminate the requirement that the General Partner pay dividends to its stockholders. In addition, any such dividends that the General Partner does pay to its stockholders would not constitute qualified REIT dividends and would accordingly not qualify for a deduction of up to 20 percent. However, such dividends could be eligible for the reduced rate of taxation on "qualified dividend income."

Other tax liabilities: Even if the General Partner qualifies as a real estate investment trust under the Code, it is subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state and local taxes. From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and amount of such increase. These actions could adversely affect our financial condition and results of operations. In addition, our taxable REIT subsidiaries will be subject to federal, state and local income tax for income received in connection with certain non-customary services performed for tenants and/or third parties. Finally, the General Partner is also potentially subject to certain REIT-related taxes, most notably the 100% tax on gains recognized pursuant to “prohibited transactions.” While we intend to only engage in sales of properties that will not be treated as prohibited transactions, there is no guarantee that we will be able to do so.
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

We are subject to possible risks relating to the use of technology based on artificial intelligence and machine learning.

We use artificial intelligence and machine learning technology (collectively, “AI”) capabilities with the goal of enhancing efficiencies in conducting our business. Our deployment and application of AI remains ongoing. While these AI tools hold promise in optimizing our work processes and driving efficiencies, they also present risks, challenges and unintended consequences that could adversely affect our business and results of operations or those of our clients. These include, but are not limited to:

•the release, leak or disclosure of proprietary, confidential, sensitive or otherwise valuable information as a result of or in connection with our use of AI tools,
•the incorporation of AI by our clients, vendors, contractors and other third-parties into their products or services, with or without our knowledge, in a manner that could give rise to issues pertaining to data privacy, information security and intellectual property considerations, and
•the evolving legal regulations relating to AI, which may require significant resources to modify and maintain business practices to comply with applicable law or otherwise result in legal or regulatory action or create additional liabilities, the nature of which cannot be determined at this time.

While we endeavor to use AI responsibly and securely and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. There can be no assurance that we will properly implement AI, and the failure to do so could adversely affect our business.
We face possible risks associated with the physical effects of climate change.
We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns or severity, our markets could experience increase in storm intensity (including floods, tornadoes, hurricanes, or snow and ice storms), rising sea-levels, and changes in precipitation, temperature, air quality, and quality and availability of water. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings efficiently or at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of required resources, including energy, other fuel sources, water, and waste and snow removal services, and increasing the risk and severity of flood and earthquakes at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditure by us. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, building performance standards may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties. Expenditures required for compliance with such codes may affect our cash flow and results of operations.
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

The Company’s cybersecurity risk management relies on a multidisciplinary team, including its information technology and cybersecurity team, legal department, executive management, and third-party service providers to identify, assess, and manage cybersecurity threats and risks. The Company's Chief Information Officer (CIO), reporting directly to the Chief Operating Officer, is responsible for managing the internal and external cybersecurity resources. The CIO has over 30 years of experience in corporate enterprise infrastructure and data security management held at a senior management level, acting in both a corporate as well as consulting role within many highly regulated industries. The cybersecurity team includes an Information Security Administrator and a Chief Information Security Officer (CISO) with over 25 years of experience in enterprise infrastructure and security. Reporting directly to the CIO, the CISO is responsible for implementing security strategy, overseeing reporting, and leading policy development and governance.

The Company identifies and assesses risks from cybersecurity threats by monitoring and evaluating the cybersecurity threat environment and the Company’s risk profile. This multi-faceted approach to cybersecurity includes physical, administrative, and technical safeguards. During the year ended December 31, 2025, the Company utilized the National Institute of Standards and Technology (NIST) Cyber Security Framework (CSF), to assess and report to the Company’s executive management and Board of Directors on the current maturity of operational and procedural controls for securing and safeguarding the Company’s information technology assets. The Company will continue to utilize the NIST CSF to evaluate its cybersecurity controls. In addition to the NIST CSF, the Company also completed third-party technical testing of its information technology systems architecture.

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

Governance

The Company’s Audit Committee holds oversight responsibility over the cybersecurity strategy and risk management. The Audit Committee engages in regular discussions with executive management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. The Company prepares a quarterly report from the Chief Operating Officer and the CIO which includes updates on the Company’s current cybersecurity maturity, progress on the Company’s previously mentioned multi-year cybersecurity plan, strategy updates to combat changes in the threat landscape, education of employees and executive management on cybersecurity awareness, enhanced cybersecurity defenses, incident response programs and regulatory reporting obligations. The Audit Committee delivers a summary of these reports to the full Board of Directors on a quarterly basis. Furthermore, the Board of Directors receives a direct report from the CIO on no less than an annual basis, with interim reports provided when appropriate or necessary.

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

ITEM 2.    PROPERTIES
PROPERTY LIST
As of December 31, 2025, the Company's properties consisted of 17 multifamily rental properties (consolidated and unconsolidated), three parking/retail properties, and several developable land parcels. The properties are located in the Northeast and Washington D.C. The properties contain a total of 6,581 apartment units and approximately 208 thousand square feet of retail space, including ground floor retail space at our multifamily properties.
Consolidated Properties

Multifamily Properties
Property	Location	Year Built	Apartment Units	% Occupied 12/31/25 (%)	2025 Average Revenue Per Home ($) (a)
NEW JERSEY WATERFRONT
Haus25	Jersey City, NJ	2022	750	95.7	5,068
Liberty Towers	Jersey City, NJ	2003	648	87.1	4,566
BLVD 401	Jersey City, NJ	2016	311	95.4	4,323
BLVD 425	Jersey City, NJ	2003	412	95.3	4,195
BLVD 475	Jersey City, NJ	2011	523	95.3	4,307
Sable	Jersey City, NJ	2017	762	95.0	4,220
Soho Lofts	Jersey City, NJ	2017	377	96.0	4,862
RiverHouse 9 at Port Imperial	Weehawken, NJ	2021	313	95.8	4,546
RiverHouse 11 at Port Imperial	Weehawken, NJ	2018	295	95.9	4,417
Total New Jersey Waterfront Multifamily			4,391	94.3	4,523

MASSACHUSETTS
Portside at East Pier	East Boston, MA	2015	180	95.3	3,347
Portside 2 at East Pier	East Boston, MA	2018	296	95.2	3,556
The Emery at Overlook Ridge	Revere, MA	2020	326	94.0	2,910
Total Massachusetts Multifamily			802	94.7	3,247

OTHER
The Upton	Short Hills, NJ	2021	193	93.5	4,558
Total Other Multifamily			193	93.5	4,558

TOTAL MULTIFAMILY PROPERTIES			5,386	94.3	4,334

Retail/Garage Properties
Property	Location	Year Built	Rentable Sq. Ft.	% Leased 12/31/25 (%) (b)	2025 Total Rental Revenue ($000’s) (c)
Port Imperial South - Garage	Weehawken, NJ	2013	(d)	n/a	3,795
Port Imperial South - Retail	Weehawken, NJ	2013	18,064	84.0	692
Port Imperial North - Garage	Weehawken, NJ	2016	(d)	n/a	1,138
Port Imperial North - Retail	Weehawken, NJ	2016	8,400	100.0	588
Riverwalk at Port Imperial	West New York, NJ	2008	29,923	88.0	1,519
TOTAL RETAIL/GARAGE PROPERTIES			56,387	88.5	7,732

Developable Land
Property	Location	Ownership Percentage	Potential Units
MASSACHUSETTS
Overlook Site 15	Revere, MA	100%	310
Overlook Site 1 (Retail)	Revere, MA	100%	(e)
Overlook Site 13	Malden, MA	100%	306
Overlook Site 14 (Retail)	Malden, MA	100%	(e)
Overlook Site 14	Malden, MA	100%	120
Total Massachusetts Developable Land			736

OTHER
Short Hills (f)	Short Hills, NJ	100%	115
1633 Littleton (Office)	Parsippany, NJ	100%	(g)
Total Other Developable Land			115

TOTAL DEVELOPABLE LAND			851
Unconsolidated Joint Venture Properties

Unconsolidated Joint Ventures - Multifamily Properties
Property	Location	Year Built	Ownership Percentage	Apartment Units	% Occupied 12/31/25 (%)	2025 Average Revenue Per Home ($) (a)
NEW JERSEY WATERFRONT
RiverTrace	West New York, NJ	2014	22.50%	316	94.9	3,840
Capstone	West New York, NJ	2021	40.00%	360	95.0	4,643
Total New Jersey Waterfront Multifamily Properties				676	94.9	4,268

OTHER
Riverpark at Harrison	Harrison, NJ	2014	45.00%	141	93.6	2,971
Station House	Washington, DC	2015	50.00%	378	94.7	2,985
Total Other Multifamily Properties				519	94.4	2,981

TOTAL MULTIFAMILY PROPERTIES				1,195	94.7	3,709
(a)Average Revenue per Home is calculated as total apartment revenue for the year divided by the average percent occupied for the year, divided by the number of apartments.
(b)Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future.
(c)Total Rental Revenue for the year ended December 31, 2025 is calculated by adding base rents, escalations and recoveries from tenants, and parking income.
(d)Port Imperial South - Garage and Port Imperial North - Garage include approximately 850 and 686 parking spaces, respectively.
(e)The Company has an additional 34,375 square feet of potential retail space within land developments that is not represented in this table.
(f)The Company is in the process of rezoning the parcel in Short Hills, NJ from 160 hotel keys to 115 multifamily units.
(g)Property is approved for office consisting of 5.19 acres.

OCCUPANCY
The following table sets forth the year-end occupancy of the Company’s Consolidated Multifamily Portfolio for the last five years:

December 31,	Percent Occupied (%)
2025	94.3
2024	93.7
2023	94.8
2022	94.4
2021	96.4

MARKET DIVERSIFICATION
The following table lists the Company’s markets, based on annualized contractual base rent of the Company's Consolidated Multifamily Portfolio:

Market	Annualized Base Rental Revenue ($ in thousands) (a) (b)	Percentage Of Annualized Base Rental Revenue (%)
New Jersey Waterfront	217,278	85.0
Massachusetts	29,052	11.3
Other	9,388	3.7
Totals	255,718	100.0
(a)Annualized base rental revenue is based on annualizing actual December 2025 billings. For leases whose rent commences after January 1, 2026, annualized base rental revenue is based on the first full month’s billing. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(b)Includes leases in effect as of the period end date, some of which have commencement dates in the future.
ITEM 3.    LEGAL PROCEEDINGS
As disclosed in Note 12: Commitments and Contingencies of the Consolidated Financial Statements in Part IV, Item 15 of this report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 12: Commitments and Contingencies relating to legal and other contingencies is incorporated herein by reference.
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
On June 17, 2025, the General Partner filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the General Partner was in compliance with all of the listing standards of the NYSE.
GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”). The graph assumes that the value of the investment in the General Partner's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2020 and that all dividends were reinvested. The price of the General Partner's Common Stock on December 31, 2020 (on which the graph is based) was $12.46. The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

300
200
100
0
2020
2021
2022
2023
2024
2025
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
HOLDERS
On February 16, 2026, the General Partner had 181 common shareholders of record (this does not include beneficial owners for whom Cede & Co. or others act as nominee) and the Operating Partnership had 60 owners of limited partnership units and one owner of General Partnership Units.
RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES
(a)    COMMON STOCK
During the three months ended December 31, 2025, the Company issued 4,000 shares of common stock to holders of -common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.

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

Results From Operations: Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Years Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2025	2024
Revenue from rental operations and other:
Revenue from leases	$264,459	$245,690	$18,769	7.6%
Parking income	15,834	15,463	371	2.4
Other income	5,580	6,583	(1,003)	(15.2)
Total revenues from rental operations and other	285,873	267,736	18,137	6.8

Property expenses:
Real estate taxes	38,361	37,424	937	2.5
Utilities	9,290	8,151	1,139	14.0
Operating services	47,962	48,239	(277)	(0.6)
Total property expenses	95,613	93,814	1,799	1.9

Non-property revenues:
Management fees	2,561	3,338	(777)	(23.3)
Total non-property revenues	2,561	3,338	(777)	(23.3)

Non-property expenses:
Property management	16,673	17,247	(574)	(3.3)
General and administrative	36,753	39,059	(2,306)	(5.9)
Transaction-related costs	3,750	1,565	2,185	139.6
Depreciation and amortization	86,263	82,774	3,489	4.2
Land and other impairments, net	17,984	2,619	15,365	586.7
Total non-property expenses	161,423	143,264	18,159	12.7
Operating income (loss)	31,398	33,996	(2,598)	(7.6)
Other (expense) income:
Interest expense	(88,579)	(87,976)	(603)	0.7
Interest and other investment income	370	2,366	(1,996)	(84.4)
Equity in earnings (losses) of unconsolidated joint ventures	5,257	3,934	1,323	33.6
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	90,831	—	90,831	100.0
Gain (loss) on disposition of developable land	34,040	11,515	22,525	195.6
Gain (loss) on sale of unconsolidated joint venture interests	5,122	6,946	(1,824)	(26.3)
Gain (loss) from extinguishment of debt, net	(3,530)	(777)	(2,753)	354.3
Other income (expense), net	148	(701)	849	(121.1)
Total other income (expense), net	43,659	(64,693)	108,352	(167.5)
Income (loss) from continuing operations before income tax expense	75,057	(30,697)	105,754	(344.5)
Provision for income taxes	(231)	(276)	45	(16.3)
Income (loss) from continuing operations after income tax expense	74,826	(30,973)	105,799	(341.6)
Discontinued operations:
Income (loss) from discontinued operations	4,115	862	3,253	377.4
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	3,447	(3,447)	(100.0)
Total discontinued operations, net	4,115	4,309	(194)	(4.5)
Net income (loss)	$78,941	$(26,664)	$105,605	(396.1)%

Revenue from leases. Revenue from leases increased $18.8 million, or 7.6 percent, for 2025 as compared to 2024 due primarily to an increase in market rental rates and the consolidation of Sable in April 2025, partially offset by the impact of multifamily properties sold during 2025.
Other income. Other income decreased $1.0 million, or 15.2 percent for 2025 as compared to 2024 due primarily to lease termination fees recognized in 2024.
Real estate taxes. Real estate taxes increased $0.9 million, or 2.5 percent, for 2025 as compared to 2024 due primarily to the consolidation of Sable in April 2025, partially offset by the impact of multifamily properties sold during 2025.
Utilities. Utilities increased $1.1 million, or 14.0 percent, for 2025 as compared to 2024 due primarily to an increase in electric and gas consumption and rates.
Management fees. Management fees, which primarily relate to management fees and reimbursement of property personnel costs from the Company's third party/joint ventures management businesses, decreased $0.8 million, or 23.3 percent for 2025 as compared to 2024 due primarily to dispositions of unconsolidated joint ventures in 2025. See Note 3: Investments in Rental Property to the Consolidated Financial Statements.
Property management. Property management expenses decreased $0.6 million, or 3.3 percent, for 2025 as compared to 2024, due primarily to the satisfaction of stay-on award conditions in 2024. See Note 12: Commitments and Contingencies to the Consolidated Financial Statements.
General and administrative. General and administrative expenses decreased $2.3 million, or 5.9 percent, for 2025 compared to 2024 primarily due to higher stock and cash compensation costs in 2024
Transaction-related costs. Transaction costs increased $2.2 million, or 139.6 percent. During 2025, the Company recorded costs primarily related to compensation attributable to completed transactions and non-recurring strategic advisory matters. In 2024, the Company recorded transaction-related costs primarily related to the sale of the former Office Portfolio (as defined in Note 7) and the withdrawal of its public offering of common stock.
Depreciation and amortization. Depreciation and amortization increased $3.5 million, or 4.2 percent, for 2025 as compared to 2024, primarily due to incremental capital expenditures in 2025, the consolidation of Sable in April 2025, partially offset by multifamily properties sold during 2025.
Land and other impairments, net. In 2025 and 2024, the Company recorded net $18.0 million and $2.6 million of impairment charges on land parcels, respectively. See Note 11: Disclosure of Fair Value of Assets and Liabilities to the Consolidated Financial Statements.
Interest expense. Interest expense increased $0.6 million, or 0.7 percent, for 2025 as compared to 2024, primarily due to the consolidation of Sable in April 2025, offset by the payoff of various mortgage loans.
Interest and other investment income. Interest and other investment income decreased $2.0 million, or 84.4 percent, for 2025 compared to 2024, primarily due to interest income earned on higher cash balances in 2024.

Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.3 million or 33.6 percent, for 2025 as compared to 2024, primarily due to the disposition of the Company's interest in two unconsolidated joint ventures in 2025 and improved operating performance of its unconsolidated joint ventures as a result of higher rental rates.
Realized gains (losses) and unrealized (gains) losses on disposition of rental property, net. During 2025, the Company sold four multifamily properties, and as a result, recognized realized gains, net of impairment charges of $90.8 million. See Note 3: Investments in Rental Property to the Consolidated Financial Statements.
Gain (loss) on disposition of developable land. In both 2025 and 2024, the Company sold several parcels of land and as a result, recognized a total net gains on disposition of developable land of $34.0 million and $11.5 million, respectively. See Note 3: Investments in Rental Property to the Consolidated Financial Statements.
Gain (loss) on sale from unconsolidated joint venture interests. During 2025, the Company sold its interests in two unconsolidated joint ventures and recorded a gain on sale for its interest of $5.1 million. During 2024, the Company's joint ventures sold their underlying multifamily rental and retail properties and recorded a net gain on the sales for its interest of $6.9 million. See Note 3: Investments in Rental Property to the Consolidated Financial Statements.
Gain (loss) from extinguishment of debt, net. During 2025, the Company wrote off unamortized deferred financing costs of $3.5 million relating to the extinguishment of the 2024 Term Loan and three mortgage loans. During 2024, the Company wrote off $0.8 million of unamortized deferred financing costs relating to the early extinguishment of two mortgage loans.
Other income (expense), net. During 2024, the Company accrued legal costs associated with reverse real estate tax appeals, insurance claim deductibles, partially offset by proceeds received from a litigation settlement.
Discontinued operations. Total discontinued operations, net, decreased $0.2 million, or 4.5 percent, from $4.1 million in 2025 compared to $4.3 million in 2024. In 2025, the Company recognized income primarily from the successful resolution of real estate tax appeals related to formerly owned office properties. In 2024, the Company recognized income primarily from the result of operations from its final office property sold in early 2024, the return of escrow balances from previously sold properties, and successful resolution of real estate tax appeals related to formerly owned office properties. See Note 7: Discontinued Operations to the Financial Statements.

Results From Operations: Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 24, 2025.

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
Cash Flows
Cash, cash equivalents and restricted cash increased by $5.1 million to $29.4 million at December 31, 2025, compared to $24.3 million at December 31, 2024. This increase is comprised of the following net cash flow items:
(1)$76.0 million provided by operating activities.
(2)$445.4 million provided by investing activities, consisting primarily of the following:
(a)$340.1 million received from proceeds from the sale of rental property;
(b)$163.0 million received from proceeds of the sale of developable land;
(c)$10.4 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures;
(d)$7.1 million received from proceeds from the sale of investments in unconsolidated joint ventures;
(e)$36.5 million used for the purchase of unconsolidated joint venture interest, net of cash acquired;
(f)$31.4 million used for additions to rental property and improvements and other costs; and
(g)$7.4 million used for the development of rental property and other related costs.
(3)$516.3 million used in financing activities, consisting primarily of the following:
(a)$370.0 million used for repayments of the revolving credit facility;
(b)$200.0 million used for repayments of the term loan;
(c)$135.2 million used for repayments of mortgages, loans payable and other obligations;
(d)$33.0 million used for payments of common dividends and distributions;
(e)$19.6 million used for distributions to noncontrolling interests;
(f)$4.4 million used for payment for taxes related to the net share settlement of stock compensation awards;
(g)$1.6 million used for payments of financing and derivative premium costs; and
(h)$248.0 million received from borrowings from the revolving credit facility.

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

Dividends declared (on a per share basis) for the year ended December 31, 2025 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2025	March 31, 2025	April 10, 2025	$0.0800
May 28, 2025	June 30, 2025	July 10, 2025	$0.0800
August 25, 2025	September 30, 2025	October 10, 2025	$0.0800
November 5, 2025	December 31, 2025	January 9, 2026	$0.0800
The General Partner, as of the taxable year ended December 31, 2024, the most recent year for which tax returns have been filed, has net operating losses of $320.8 million and $47.2 million of capital loss carryovers.

Restrictions per the Merger Agreement

Pursuant to the terms of the Merger Agreement, the Company agreed to certain capital restrictions as we conduct our business until the closing of the Merger Agreement, which includes, but is not limited to:

•Declaration and payment of the regularly quarterly dividend for the quarter ending March 31, 2026, not to exceed $0.08 per share or unit. No additional dividends or distributions are permitted without the written consent of Parent, except as necessary to preserve the Company’s tax status as a real estate investment trust or to avoid the imposition of income or excise taxes;
•Certain equity activity is prohibited, including the issuance of additional securities, and splits or repurchases of any shares of the Company or its subsidiaries, with limited exceptions;
•No additional debt shall be incurred unless under certain specified circumstances;
•The Company will not make capital expenditures outside of those set forth in the Merger Agreement and normal, recurring capital expenditures necessary to fulfil obligations under existing contracts and agreements; and
•Restriction on the purchase, transfer, or disposition of any properties of Company, unless under certain defined circumstances as set forth in the Merger Agreement.
Debt Financing
Debt Strategy
The Company has historically utilized a combination of corporate and property level indebtedness. The Company will seek to refinance or retire its debt obligations at maturity with available proceeds received from the Company’s planned non-strategic asset sales, as well as with new corporate or property level indebtedness on or before the applicable maturity dates.
Debt Summary
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2025:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Debt, including Revolving Credit Facility (a)	$1,369,574	100.00%	4.90%	1.99

Totals/Weighted Average:	$1,369,574	100.00%	4.90%	1.99
Unamortized deferred financing costs (b)	(7,416)
Total Debt, Net	$1,362,158
(a)Includes debt with interest rate caps outstanding with a notional amount of $330.0 million.
(b)Excludes $3.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of December 31, 2025.

Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2025 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments
2026	$6,121	$411,404	$417,525	4.44%
2027	3,791	294,494	298,285	3.93%
2028	733	343,061	343,794	6.04%
2029	573	309,397	309,970	5.18%
Sub-total	11,218	1,358,356	1,369,574	4.90%
Unamortized deferred financing costs (a)	(7,416)	—	(7,416)
Totals/Weighted Average	$3,802	$1,358,356	$1,362,158	4.90%
(a)Excludes $3.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of December 31, 2025.
Unencumbered Properties
As of December 31, 2025, the Company had four unencumbered properties, with a carrying value of $180.3 million.
Equity Financing and Registration Statements
Access to Capital Markets
Since 2008, the General Partner maintained a shelf registration statement on Form S-3/ASR filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $100 million of shares of common stock were previously allocated for sale pursuant to the Company's ATM Program commenced in November 2023 and 133,759 shares have been sold, for gross proceeds of $2.1 million, as of December 31, 2025. No shares were sold pursuant to the ATM Program during the year ended December 31, 2025. On February 23, 2026, this $2.0 billion shelf registration statement on Form S-3/ASR expired pursuant to Rule 415(a)(5) of the Securities Act, and as a result, no further shares may be issued.

Also since 2008, the General Partner and the Operating Partnership maintained a shelf registration statement on Form S-3/ASR filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities had been sold as of December 31, 2025. On February 23, 2026, this $2.5 billion shelf registration statement on Form S-3/ASR expired pursuant to Rule 415(a)(5) of the Securities Act, and as a result, no further shares may be issued.

As well-known season issuers, the General Partner and Operating Partnership are eligible to use Form S-3/ASR for the automatically effective registration of any amount and any class of equity or debt securities as the General Partner may deem necessary or appropriate at any time in the future.
Dividend Reinvestment and Stock Purchase Plan
The General Partner has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.4 million shares of the General Partner’s common stock have been reserved for future issuance. The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the General Partner’s shares of common stock. The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the General Partner waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the General ’s effective registration statement on Form S-3/ASR filed with the Securities and Exchange Commission (“SEC”) for the approximately 5.4 million shares of the General Partner’s common stock reserved for issuance under the DRIP. On February 23, 2026, the registration statement on Form S-3/ASR for the DRIP expired pursuant to Rule 415(a)(5) of the Securities Act, and as a result, no further shares may be issued under the DRIP.
Share Repurchase Program

On February 19, 2025, the Board of Directors approved a $100 million share repurchase program, with share repurchases under the new program authorized to begin on March 26, 2025. The repurchase program is set to expire in February 2027.
During the year ended December 31, 2025, the Company did not repurchase any shares.

Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company may agree to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of December 31, 2025, there was no outstanding balance of such debt that was guaranteed by the Company.
The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Consolidated Financial Statements.
Funds from Operations
Funds from operations (“FFO”) (available to common stock and unit holders) is defined as net income (loss) before noncontrolling interests in Operating Partnership, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from depreciable rental property transactions (including both acquisitions and dispositions), and impairments related to depreciable rental property, plus real estate-related depreciation and amortization. The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from property transactions and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance) FFO can facilitate comparison of operating performance between equity REITs.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) available to common shareholders (a)	$75,239	$(23,120)	$(107,265)
Add (deduct):
Noncontrolling interests in Operating Partnership	6,569	(2,531)	(11,174)
Noncontrolling interests in discontinued operations	347	371	779
Real estate-related depreciation and amortization on continuing operations (b)	89,806	92,164	95,695
Real estate-related depreciation and amortization on discontinued operations	—	635	12,689
Property impairments on discontinued operations	—	—	32,516
Continuing operations: (Gain) loss on sale from unconsolidated joint ventures	(5,122)	(6,946)	—
Continuing operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(90,831)	—	—
Discontinued operations: Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	—	(1,548)	(2,411)
Funds from operations available to common stock and Operating Partnership unitholders	$76,008	$59,025	$20,829

(a)Includes land impairment charges, after allocations to Noncontrolling interests in consolidated joint ventures, of $16.4 million, $2.6 million, and $9.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Also includes gains (losses) on disposition of developable land, after allocations to Noncontrolling interests in consolidated joint ventures, of $34.6 million, $13.4 million, and $46.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

These balances are included in the calculation to arrive at funds from operations as such charges relate to non-depreciable assets.

(b)Includes the Company's share from unconsolidated joint ventures, and adjustments for noncontrolling interests of $4.2 million, $10.2 million, and $10.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Excludes non-real estate-related depreciation and amortization of $0.6 million, $0.8 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
As of December 31, 2025, the Company's indebtedness with an aggregate principal balance of $1.4 billion had an estimated aggregate fair value of $1.4 billion.
Changes in interest rates, impact the fair value of the Company's fixed rate debt instruments, computed using current market yields. Approximately $1.2 billion of the Company’s long-term debt as of December 31, 2025 bears interest at fixed rates with a weighted average coupon of 4.87% and therefore the fair value of these instruments is affected by changes in market interest rates. If market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of December 31, 2025 would be approximately $24.4 million lower or higher, respectively.
The effective interest rates on the Company’s $215.0 million variable rate debt hedged by interest-rate caps, as of December 31, 2025 ranged from SOFR plus 141 basis points to SOFR plus 222 basis points. Assuming interest-rate caps are not in effect as of December 31, 2025, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $2.2 million annually.
The following table summarizes the principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates.

December 31, 2025
Debt, including current portion ($ in thousands)	2026	2027	2028	2029	Sub-total	Other (a)	Total	Fair Value

Fixed Rate & Hedged Debt, including Revolving Credit Facility	$417,525	$298,285	$343,794	$309,970	$1,369,574	$(7,416)	$1,362,158	$1,393,128
Weighted Average Interest Rate	4.44%	3.93%	6.04%	5.18%			4.90%
(a)    Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net, as of December 31, 2025.
(b)     Excludes $3.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of December 31, 2025.

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
The General Partner’s management has evaluated the effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2025 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the General Partner’s internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the General Partner’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
The General Partner’s management has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment and those criteria, the General Partner’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
ITEM 9B.    OTHER INFORMATION
(a) None.

(b) No director or officer of the General Partner or Operating Partnership has entered into any contract, instruction, written plan or arrangement for the purchase or sale of securities of the General Partner or the Operating Partnership.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
(a) Not Applicable.
(b) Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 10, 2026, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 10, 2026, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 10, 2026, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 10, 2026, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be set forth in the General Partner’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 10, 2026, and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1.All Financial Statements
Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
(a) 2.Financial Statement Schedules
(i)Veris Residential, Inc. and Veris Residential, L.P.:
Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2025 with reconciliations for the years ended December 31, 2025, 2024 and 2023.
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
Not Applicable

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Veris Residential, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veris Residential, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Assessment of Indicators of Impairment for Rental Property Held for Use, Net

As described in Note 2 to the consolidated financial statements, the Company’s rental property held for use, net was $2.6 billion as of December 31, 2025. On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s rental properties held for use may be impaired. The principal considerations for our determination that performing procedures relating to the assessment of indicators of impairment for rental property held for use, net is a critical audit matter are (i) the significant judgment by management in assessing whether there are any indicators that the value of the Company’s rental properties held for use may be impaired and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of indicators of impairment related to property operating performance, changes in anticipated holding period, and general market conditions. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of indicators of impairment for rental properties held for use. These procedures also included, among others (i) testing management’s process for assessing whether there are any indicators that the value of the Company’s rental properties held for use may be impaired; (ii) testing the completeness and accuracy of the underlying data used in management’s assessment of indicators of impairment; and (iii) evaluating the reasonableness of management’s assessment of indicators of impairment related to property operating performance, changes in anticipated holding period, and general market conditions. Evaluating property operating performance involved considering current and past performance of the properties. Evaluating the anticipated holding period involved considering management’s intent with respect to holding or disposing of the properties. Evaluating the general market conditions involved considering changes in market conditions and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2026

We have served as the Company’s auditor since 1994.

.

Report of Independent Registered Public Accounting Firm

To the Partners of Veris Residential, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veris Residential, L.P. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Assessment of Indicators of Impairment for Rental Property Held for Use, Net

As described in Note 2 to the consolidated financial statements, the Company’s rental property held for use, net was $2.6 billion as of December 31, 2025. On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period, and general market conditions, that the value of the Company’s rental properties held for use may be impaired. The principal considerations for our determination that performing procedures relating to the assessment of indicators of impairment for rental property held for use, net is a critical audit matter are (i) the significant judgment by management in assessing whether there are any indicators that the value of the Company’s rental properties held for use may be impaired and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of indicators of impairment related to property operating performance, changes in anticipated holding period, and general market conditions. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of indicators of impairment for rental properties held for use. These procedures also included, among others (i) testing management’s process for assessing whether there are any indicators that the value of the Company’s rental properties held for use may be impaired; (ii) testing the completeness and accuracy of the underlying data used in management’s assessment of indicators of impairment; and (iii) evaluating the reasonableness of management’s assessment of indicators of impairment related to property operating performance, changes in anticipated holding period, and general market conditions. Evaluating property operating performance involved considering current and past performance of the properties. Evaluating the anticipated holding period involved considering management’s intent with respect to holding or disposing of the properties. Evaluating the general market conditions involved considering changes in market conditions and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2026

We have served as the Company’s auditor since 1998.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

ASSETS	December 31, 2025	December 31, 2024
Rental property
Land and leasehold interests	$376,710	$458,946
Buildings and improvements	2,584,333	2,634,321
Tenant improvements	16,745	14,784
Furniture, fixtures and equipment	118,797	112,201
	3,096,585	3,220,252
Less – accumulated depreciation and amortization	(516,404)	(432,531)
	2,580,181	2,787,721
Real estate held for sale, net	—	7,291
Net investment in rental property	2,580,181	2,795,012
Cash and cash equivalents	14,128	7,251
Restricted cash	15,232	17,059
Investments in unconsolidated joint ventures	52,188	111,301
Unbilled rents receivable, net	3,643	2,253
Deferred charges and other assets, net	40,588	48,476
Accounts receivable	911	1,375

Total assets	$2,706,871	$2,982,727

LIABILITIES AND EQUITY
Revolving credit facility and term loans	$30,000	$348,839
Mortgages, loans payable and other obligations, net	1,332,158	1,323,474
Dividends and distributions payable	8,697	8,533
Accounts payable, accrued expenses and other liabilities	44,610	42,744
Rents received in advance and security deposits	11,419	11,512
Accrued interest payable	5,031	5,262
Total liabilities	1,431,915	1,740,364
Commitments and contingencies
Redeemable noncontrolling interests	9,294	9,294
Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
93,432,649 and 92,912,253 shares outstanding	934	929
Additional paid-in capital	2,572,743	2,564,495
Dividends in excess of net earnings	(1,421,369)	(1,466,187)
Accumulated other comprehensive income (loss)	(687)	154
Total Veris Residential, Inc. stockholders’ equity	1,151,621	1,099,391
Noncontrolling interests in subsidiaries:
Operating Partnership	105,849	102,588
Consolidated joint ventures	8,192	31,090
Total noncontrolling interests in subsidiaries	114,041	133,678
Total equity	1,265,662	1,233,069

Total liabilities and equity	$2,706,871	$2,982,727
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2025	2024	2023
Revenue from leases	$264,459	$245,690	$235,117
Management fees	2,561	3,338	3,868
Parking income	15,834	15,463	15,498
Other income	5,580	6,583	5,812
Total revenues	288,434	271,074	260,295

EXPENSES
Real estate taxes	38,361	37,424	34,687
Utilities	9,290	8,151	7,700
Operating services	47,962	48,239	50,769
Property management	16,673	17,247	14,188
General and administrative	36,753	39,059	44,443
Transaction-related costs	3,750	1,565	7,627
Depreciation and amortization	86,263	82,774	86,235
Land and other impairments, net	17,984	2,619	9,324
Total expenses	257,036	237,078	254,973

OTHER (EXPENSE) INCOME
Interest expense	(88,579)	(87,976)	(89,355)
Interest cost of mandatorily redeemable noncontrolling interests	—	—	(49,782)
Interest and other investment income	370	2,366	5,515
Equity in earnings (losses) of unconsolidated joint ventures	5,257	3,934	3,102
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	90,831	—	—
Gain (loss) on disposition of developable land	34,040	11,515	7,068
Gain (loss) on sale of unconsolidated joint venture interests	5,122	6,946	—
Gain (loss) from extinguishment of debt, net	(3,530)	(777)	(5,606)
Other income (expense), net	148	(701)	2,871
Total other income (expense), net	43,659	(64,693)	(126,187)

Income (loss) from continuing operations before income tax expense	75,057	(30,697)	(120,865)
Provision for income taxes	(231)	(276)	(492)
Income (loss) from continuing operations after income tax expense	74,826	(30,973)	(121,357)

Discontinued operations:
Income (loss) from discontinued operations	4,115	862	(32,686)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	3,447	41,682
Total discontinued operations, net	4,115	4,309	8,996

Net income (loss)	78,941	(26,664)	(112,361)
Noncontrolling interests in consolidated joint ventures	3,538	1,924	2,319
Noncontrolling interests in Operating Partnership of loss (income) from continuing operations	(6,569)	2,531	11,174
Noncontrolling interests in Operating Partnership in discontinued operations	(347)	(371)	(779)
Redeemable noncontrolling interests	(324)	(540)	(7,618)
Net income (loss) available to common shareholders	$75,239	$(23,120)	$(107,265)

Basic earnings per common share:
Income (loss) from continuing operations	$0.77	$(0.29)	$(1.31)
Discontinued operations	0.04	0.04	0.09
Net income (loss) available to common shareholders	$0.81	$(0.25)	$(1.22)
Diluted earnings per common share:
Income (loss) from continuing operations	$0.76	$(0.29)	$(1.31)
Discontinued operations	0.04	0.04	0.09
Net income (loss) available to common shareholders	$0.80	$(0.25)	$(1.22)
Basic weighted average shares outstanding	93,355	92,695	91,883

Diluted weighted average shares outstanding	102,363	101,381	100,812
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Year Ended December 31,
	2025	2024	2023

Net income (loss)	$78,941	$(26,664)	$(112,361)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate caps	(919)	(1,809)	(2,375)
Comprehensive income (loss)	$78,022	$(28,473)	$(114,736)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	3,538	1,924	2,319
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(324)	(540)	(7,618)
Comprehensive loss (income) attributable to noncontrolling interests in Operating Partnership	(6,838)	2,315	10,601
Comprehensive income (loss) attributable to common shareholders	$74,398	$(24,774)	$(109,434)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares	Par Value
Balance at January 1, 2023	91,142	$911	$2,532,182	$(1,301,385)	$3,977	$163,652	$1,399,337
Net income (loss)	—	—	—	(107,265)	—	(5,096)	(112,361)
Shares issued under ATM Program, net	—	—	(540)	—	—	—	(540)
Common stock dividends	—	—	—	(9,662)	—	—	(9,662)
Common unit distributions	—	—	—	—	—	(891)	(891)
Redeemable noncontrolling interests	—	—	(4,516)	—	—	(8,079)	(12,595)
Change in noncontrolling interests in consolidated joint ventures	—	—	(530)	—	—	(355)	(885)
Redemption of common units for common stock	821	8	11,363	—	—	(11,371)	—
Redemption of common units	—	—	—	—	—	(142)	(142)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	21	—	394	—	—	—	394
Stock compensation	284	3	19,386	—	—	487	19,876
Cancellation of restricted shares	(39)	—	(607)	—	—	—	(607)
Other comprehensive income (loss)	—	—	—	—	(2,169)	(206)	(2,375)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(4,076)	—		4,076	—
Balance at December 31, 2023	92,229	$922	$2,553,060	$(1,418,312)	$1,808	$142,075	$1,279,553
Net income (loss)	—	—	—	(23,120)	—	(3,544)	(26,664)
Shares issued under ATM Program, net	134	1	1,764	—	—	—	1,765
Common stock dividends	—	—	—	(24,755)	—	—	(24,755)
Common unit distributions	—	—	—	—	—	(2,290)	(2,290)
Redeemable noncontrolling interests	—	—	—	—	—	(540)	(540)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(1,852)	(1,852)
Redemption of common units for common stock	22	—	268	—	—	(268)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	11	—	—	—	11
Directors' deferred compensation plan	—	—	394	—	—	—	394
Stock compensation	794	8	13,251	—	—	—	13,259
Cancellation of restricted shares	(267)	(2)	(4,001)	—	—	—	(4,003)
Other comprehensive income (loss)	—	—	—	—	(1,654)	(155)	(1,809)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(252)	—	—	252	—
Balance at December 31, 2024	92,912	$929	$2,564,495	$(1,466,187)	$154	$133,678	$1,233,069
Net income (loss)	—	—	—	75,239	—	3,702	78,941
Common stock dividends	—	—	—	(30,421)	—	—	(30,421)
Common unit distributions	—	—	—	—	—	(2,757)	(2,757)
Redeemable noncontrolling interests	—	—	—	—	—	(324)	(324)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(19,360)	(19,360)
Redemption of common units for common stock	55	—	659	—	—	(659)	—
Redemption of common units	—	—	—	—	—	(456)	(456)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	9	—	—	—	9
Directors' deferred compensation plan	—	—	468	—	—	—	468
Stock compensation	735	7	11,821	—	—	—	11,828
Cancellation of restricted shares	(270)	(2)	(4,414)	—	—	—	(4,416)
Other comprehensive income (loss)	—	—	—	—	(841)	(78)	(919)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	(295)	—	—	295	—
Balance at December 31, 2025	93,432	$934	$2,572,743	$(1,421,369)	$(687)	$114,041	$1,265,662
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024	2023
Net income (loss)	$78,941	$(26,664)	$(112,361)
Net loss (income) from discontinued operations	(4,115)	(4,309)	(8,996)
Net income (loss) from continuing operations	74,826	(30,973)	(121,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including related intangible assets	86,245	82,744	86,156
Amortization of directors deferred compensation stock units	468	394	394
Amortization of stock compensation	11,690	13,171	19,876
Amortization of deferred financing costs and derivative premiums	9,386	10,587	4,416
Equity in (earnings) loss of unconsolidated joint ventures	(5,257)	(3,934)	(3,102)
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(90,831)	—	—
(Gain) loss on disposition of developable land	(34,040)	(11,515)	(7,068)
Land and other impairments, net	17,984	2,619	9,324
(Gain) loss from sale of investment in unconsolidated joint venture	(5,122)	(6,946)	—
(Gain) loss from extinguishment of debt	3,530	777	5,606
Gain on insurance proceeds	—	—	(2,871)
Interest cost of mandatorily redeemable noncontrolling interests	—	—	49,782
Changes in operating assets and liabilities:
Decrease (Increase) in unbilled rents receivable, net	(996)	(695)	1,755
Decrease (Increase) in deferred charges and other assets	2,779	5,030	3,075
Decrease (Increase) in accounts receivable, net	326	165	(62)
(Decrease) Increase in accounts payable, accrued expenses and other liabilities	1,809	(5,487)	(4,114)
(Decrease) Increase in rents received in advance and security deposits	(1,201)	(326)	633
(Decrease) Increase in accrued interest payable	(231)	(1,318)	42
Net cash flows provided by (used in) operating activities - continuing operations	71,365	54,293	42,485
Net cash flows provided by (used in) operating activities - discontinued operations	4,602	(1,965)	3,055
Net cash provided by (used in) operating activities	$75,967	$52,328	$45,540

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions and improvements	$(31,358)	$(18,369)	$(12,400)
Development of rental property and other related costs	(7,408)	(6,143)	(8,395)
Purchase of unconsolidated joint venture interest, net of cash acquired	(36,469)	—	—
Proceeds from the sales of developable land	163,034	88,962	23,035
Proceeds from the sales of rental property	340,148	—	—
Proceeds from the sales of investments in unconsolidated joint ventures	7,129	6,095	—
Repayment of notes receivable	—	32	1,303
Investment in unconsolidated joint ventures	—	(276)	(762)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	10,356	12,419	12,068
Proceeds from insurance settlements	—	—	3,812
Other investing activities	—	250	1,030
Net cash provided by (used in) investing activities - continuing operations	445,432	82,970	19,691
Net cash provided by (used in) investing activities - discontinued operations	—	79,081	559,959

Net cash provided by (used in) investing activities	$445,432	$162,051	$579,650

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$248,000	$174,000	$81,000
Repayments of revolving credit facility	(370,000)	(22,000)	(81,000)
Borrowings from term loans	—	200,000	115,000
Repayments of term loans	(200,000)	—	(115,000)
Proceeds from mortgages and loans payable	—	—	399,561
Repayments of mortgages, loans payable and other obligations	(135,206)	(535,017)	(442,066)
Redemptions of redeemable noncontrolling interests, net	—	(15,700)	(535,488)
Payments of early debt extinguishment costs	—	—	(255)
Common unit redemptions	(456)	—	(142)
Payments of financing costs and derivative premiums, net	(1,582)	(17,255)	(16,158)
Contributions from noncontrolling interests	225	203	84
Distributions to noncontrolling interests	(19,585)	(2,055)	(409)
Distributions to redeemable noncontrolling interests	(324)	(545)	(17,121)
Payments of common dividends and distributions	(33,005)	(24,052)	(5,123)
Share issuance proceeds (costs), net	—	1,765	(540)
Payments for taxes related to the net share settlement of stock compensation awards	(4,416)	(3,992)	(603)
Net cash provided by (used in) financing activities	$(516,349)	$(244,648)	$(618,260)

Net increase (decrease) in cash and cash equivalents	$5,050	$(30,269)	$6,930
Cash, cash equivalents and restricted cash, beginning of period (1)	24,310	54,579	47,649
Cash, cash equivalents and restricted cash, end of period (2)	$29,360	$24,310	$54,579

Supplemental schedule of non-cash investing and financing activities:
Mortgage and loans payable assumed in real estate acquisitions	$180,969	$—	$—
Mortgage and loans payable assigned through sales of rental property	$(41,000)	$—	$—

(1)Includes Restricted Cash of $17,059, $26,572 and $20,867 as of December 31, 2024, 2023, and 2022, respectively.
(2)Includes Restricted Cash of $15,232, $17,059 and $26,572 as of December 31, 2025, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

ASSETS	December 31, 2025	December 31, 2024
Rental property
Land and leasehold interests	$376,710	$458,946
Buildings and improvements	2,584,333	2,634,321
Tenant improvements	16,745	14,784
Furniture, fixtures and equipment	118,797	112,201
	3,096,585	3,220,252
Less – accumulated depreciation and amortization	(516,404)	(432,531)
	2,580,181	2,787,721
Real estate held for sale, net	—	7,291
Net investment in rental property	2,580,181	2,795,012
Cash and cash equivalents	14,128	7,251
Restricted cash	15,232	17,059
Investments in unconsolidated joint ventures	52,188	111,301
Unbilled rents receivable, net	3,643	2,253
Deferred charges and other assets, net	40,588	48,476
Accounts receivable	911	1,375

Total assets	$2,706,871	$2,982,727

LIABILITIES AND EQUITY
Revolving credit facility and term loans	$30,000	$348,839
Mortgages, loans payable and other obligations, net	1,332,158	1,323,474
Dividends and distributions payable	8,697	8,533
Accounts payable, accrued expenses and other liabilities	44,610	42,744
Rents received in advance and security deposits	11,419	11,512
Accrued interest payable	5,031	5,262
Total liabilities	1,431,915	1,740,364
Commitments and contingencies
Redeemable noncontrolling interests	9,294	9,294
Partners’ Capital:
General Partner, 93,432,649 and 92,912,253 common units outstanding	1,089,161	1,035,795
Limited partners, 8,587,702 and 8,672,247 common units/LTIPs outstanding	168,996	166,030
Accumulated other comprehensive income (loss)	(687)	154
Total Veris Residential, L.P. partners’ capital	1,257,470	1,201,979

Noncontrolling interests in consolidated joint ventures	8,192	31,090

Total equity	1,265,662	1,233,069

Total liabilities and equity	$2,706,871	$2,982,727
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2025	2024	2023
Revenue from leases	$264,459	$245,690	$235,117
Management fees	2,561	3,338	3,868
Parking income	15,834	15,463	15,498
Other income	5,580	6,583	5,812
Total revenues	288,434	271,074	260,295

EXPENSES
Real estate taxes	38,361	37,424	34,687
Utilities	9,290	8,151	7,700
Operating services	47,962	48,239	50,769
Property management	16,673	17,247	14,188
General and administrative	36,753	39,059	44,443
Transaction-related costs	3,750	1,565	7,627
Depreciation and amortization	86,263	82,774	86,235
Land and other impairments, net	17,984	2,619	9,324
Total expenses	257,036	237,078	254,973

OTHER (EXPENSE) INCOME
Interest expense	(88,579)	(87,976)	(89,355)
Interest cost of mandatorily redeemable noncontrolling interests	—	—	(49,782)
Interest and other investment income	370	2,366	5,515
Equity in earnings (losses) of unconsolidated joint ventures	5,257	3,934	3,102
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	90,831	—	—
Gain (loss) on disposition of developable land	34,040	11,515	7,068
Gain (loss) on sale of unconsolidated joint venture interests	5,122	6,946	—
Gain (loss) from extinguishment of debt, net	(3,530)	(777)	(5,606)
Other income (expense), net	148	(701)	2,871
Total other income (expense), net	43,659	(64,693)	(126,187)

Income (loss) from continuing operations before income tax expense	75,057	(30,697)	(120,865)
Provision for income taxes	(231)	(276)	(492)
Income (loss) from continuing operations after income tax expense	74,826	(30,973)	(121,357)

Discontinued operations:
Income (loss) from discontinued operations	4,115	862	(32,686)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	3,447	41,682
Total discontinued operations, net	4,115	4,309	8,996

Net income (loss)	78,941	(26,664)	(112,361)
Noncontrolling interests in consolidated joint ventures	3,538	1,924	2,319
Redeemable noncontrolling interests	(324)	(540)	(7,618)
Net income (loss) available to common unitholders	$82,155	$(25,280)	$(117,660)

Basic earnings per common unit:
Income (loss) from continuing operations	$0.77	$(0.29)	$(1.31)
Discontinued operations	0.04	0.04	0.09
Net income (loss) available to common unitholders	$0.81	$(0.25)	$(1.22)
Diluted earnings per common unit:
Income (loss) from continuing operations	$0.76	$(0.29)	$(1.31)
Discontinued operations	0.04	0.04	0.09
Net income (loss) available to common unitholders	$0.80	$(0.25)	$(1.22)
Basic weighted average units outstanding	101,967	101,381	100,812

Diluted weighted average units outstanding	102,363	101,381	100,812
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Year Ended December 31,
	2025	2024	2023

Net income (loss)	$78,941	$(26,664)	$(112,361)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate caps	(919)	(1,809)	(2,375)
Comprehensive income (loss)	$78,022	$(28,473)	$(114,736)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	3,538	1,924	2,319
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(324)	(540)	(7,618)
Comprehensive income (loss) attributable to common unitholders	$81,236	$(27,089)	$(120,035)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2023	91,142	9,301	$1,163,935	$193,882	$3,977	$37,543	$1,399,337
Net (loss) income	—	—	(107,265)	(10,395)	—	5,299	(112,361)
Shares issued under ATM Program, net	—	—	(540)	—	—	—	(540)
Units Distributions	—	—	(9,662)	(891)	—	—	(10,553)
Redeemable noncontrolling interests	—	—	(4,516)	(461)	—	(7,618)	(12,595)
Change in noncontrolling interests in consolidated joint ventures	—	—	(530)	—	—	(355)	(885)
Redemption of limited partner common units for shares of general partner common units	821	(821)	11,371	(11,371)	—	—	—
Vested LTIP Units	—	221	—	—	—	—	—
Redemption of limited partners common units	—	(8)	—	(142)	—	—	(142)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	—	—	4
Directors' deferred compensation plan	21	—	394	—	—	—	394
Other comprehensive income (loss)	—	—	—	(206)	(2,169)	—	(2,375)
Stock compensation	284	—	19,389	487	—	—	19,876
Cancellation of restricted shares	(39)	—	(607)	—	—		(607)
Balance at December 31, 2023	92,229	8,693	$1,071,973	$170,903	$1,808	$34,869	$1,279,553
Net (loss) income	—	—	(23,120)	(2,160)	—	(1,384)	(26,664)
Shares issued under ATM Program, net	134	—	1,765	—	—	—	1,765
Units Distributions	—	—	(24,755)	(2,290)	—	—	(27,045)
Redeemable noncontrolling interests	—	—	—	—	—	(540)	(540)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(1,855)	(1,855)
Vested LTIP Units	—	1	—	—	—	—	—
Redemption of limited partners common units	22	(22)	268	(268)	—	—	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	11	—	—	—	11
Directors' deferred compensation plan	—	—	394	—	—	—	394
Other comprehensive income (loss)	—	—	—	(155)	(1,654)	—	(1,809)
Stock compensation	794	—	13,262	—	—	—	13,262
Cancellation of restricted shares	(267)	—	(4,003)	—	—	—	(4,003)
Balance at December 31, 2024	92,912	8,672	$1,035,795	$166,030	$154	$31,090	$1,233,069
Net (loss) income	—	—	75,239	6,916	—	(3,214)	78,941
Units Distributions	—	—	(30,421)	(2,757)	—	—	(33,178)
Redeemable noncontrolling interests	—	—	—	—	—	(324)	(324)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(19,360)	(19,360)
Redemption of limited partner common units for shares of general partner common units	55	(55)	659	(659)	—	—	—
Redemption of limited partners common units	—	(30)	—	(456)	—	—	(456)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	9		—	—	9
Directors' deferred compensation plan	—	—	468		—	—	468
Other comprehensive income (loss)	—	—	—	(78)	(841)	—	(919)
Stock compensation	735	—	11,828		—	—	11,828
Cancellation of restricted shares	(270)	—	(4,416)		—	—	(4,416)
Balance at December 31, 2025	93,432	8,587	$1,089,161	$168,996	$(687)	$8,192	$1,265,662
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024	2023
Net income (loss)	$78,941	$(26,664)	$(112,361)
Net loss (income) from discontinued operations	(4,115)	(4,309)	(8,996)
Net income (loss) from continuing operations	74,826	(30,973)	(121,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including related intangible assets	86,245	82,744	86,156
Amortization of directors deferred compensation stock units	468	394	394
Amortization of stock compensation	11,690	13,171	19,876
Amortization of deferred financing costs and derivative premiums	9,386	10,587	4,416
Equity in (earnings) loss of unconsolidated joint ventures	(5,257)	(3,934)	(3,102)
Realized (gains) losses and unrealized (gains) losses on disposition of rental property, net	(90,831)	—	—
(Gain) loss on disposition of developable land	(34,040)	(11,515)	(7,068)
Land and other impairments, net	17,984	2,619	9,324
(Gain) loss from sale of investment in unconsolidated joint venture	(5,122)	(6,946)	—
(Gain) loss from extinguishment of debt	3,530	777	5,606
Gain on insurance proceeds	—	—	(2,871)
Interest cost of mandatorily redeemable noncontrolling interests	—	—	49,782
Changes in operating assets and liabilities:
Decrease (Increase) in unbilled rents receivable, net	(996)	(695)	1,755
Decrease (Increase) in deferred charges and other assets	2,779	5,030	3,075
Decrease (Increase) in accounts receivable, net	326	165	(62)
(Decrease) Increase in accounts payable, accrued expenses and other liabilities	1,809	(5,487)	(4,114)
(Decrease) Increase in rents received in advance and security deposits	(1,201)	(326)	633
(Decrease) Increase in accrued interest payable	(231)	(1,318)	42
Net cash flows provided by (used in) operating activities - continuing operations	71,365	54,293	42,485
Net cash flows provided by (used in) operating activities - discontinued operations	4,602	(1,965)	3,055

Net cash provided by (used in) operating activities	$75,967	$52,328	$45,540

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions and improvements	(31,358)	(18,369)	(12,400)
Development of rental property and other related costs	(7,408)	(6,143)	(8,395)
Purchase of unconsolidated joint venture interest, net of cash acquired	(36,469)	—	—
Proceeds from the sales of developable land	163,034	88,962	23,035
Proceeds from the sales of rental property	340,148	—	—
Proceeds from the sales of investments in unconsolidated joint ventures	7,129	6,095	—
Repayment of notes receivable	—	32	1,303
Investment in unconsolidated joint ventures	—	(276)	(762)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	10,356	12,419	12,068
Proceeds from insurance settlements	—	—	3,812
Other investing activities	—	250	1,030
Net cash provided by (used in) investing activities - continuing operations	445,432	82,970	19,691
Net cash provided by (used in) investing activities - discontinued operations	—	79,081	559,959

Net cash provided by (used in) investing activities	$445,432	$162,051	$579,650

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$248,000	$174,000	$81,000
Repayments of revolving credit facility	(370,000)	(22,000)	(81,000)
Borrowings from term loans	—	200,000	115,000
Repayments of term loans	(200,000)	—	(115,000)
Proceeds from mortgages and loans payable	—	—	399,561
Repayments of mortgages, loans payable and other obligations	(135,206)	(535,017)	(442,066)
Redemptions of redeemable noncontrolling interests, net	—	(15,700)	(535,488)
Payments of early debt extinguishment costs	—	—	(255)
Common unit redemptions	(456)	—	(142)
Payments of financing costs and derivative premiums, net	(1,582)	(17,255)	(16,158)
Contributions from noncontrolling interests	225	203	84
Distributions to noncontrolling interests	(19,585)	(2,055)	(409)
Distributions to redeemable noncontrolling interests	(324)	(545)	(17,121)
Payments of common dividends and distributions	(33,005)	(24,052)	(5,123)
Share issuance proceeds (costs), net	—	1,765	(540)
Payments for taxes related to the net share settlement of stock compensation awards	(4,416)	(3,992)	(603)
Other financing activities
Net cash provided by (used in) financing activities	$(516,349)	$(244,648)	$(618,260)

Net increase (decrease) in cash and cash equivalents	$5,050	$(30,269)	$6,930
Cash, cash equivalents and restricted cash, beginning of period (1)	24,310	54,579	47,649

Cash, cash equivalents and restricted cash, end of period (2)	$29,360	$24,310	$54,579

Supplemental schedule of non-cash investing and financing activities:
Mortgage and loans payable assumed in real estate acquisitions	$180,969	$—	$—
Mortgage and loans payable assigned through sales of rental property	$(41,000)	$—	$—
(1)Includes Restricted Cash of $17,059, $26,572 and $20,867 as of December 31, 2024, 2023, and 2022, respectively.
(2)Includes Restricted Cash of $15,232, $17,059 and $26,572 as of December 31, 2025, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage, apartment unit, room, and building counts unaudited)
1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.6 and 91.5 percent common unit interest in the Operating Partnership as of December 31, 2025 and 2024, respectively.
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
As of December 31, 2025, the Company owned or had interests in 17 multifamily rental properties, three parking/retail properties, and developable land (collectively, the "Properties"). The Properties are comprised of: (a) 16 wholly-owned or Company-controlled properties, comprised of 13 multifamily properties, three parking/retail assets, plus developable land and (b) four multifamily properties owned by unconsolidated joint ventures in which the Company has investment interests.
On February 23, 2026, the General Partner and Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AC Residential Acquisition LP, a Delaware limited partnership (“Parent”), AC Residential REIT LLC, a Delaware limited liability company (“Merger Sub I”), AC Residential OP LP, a Delaware limited partnership (“Merger Sub II”, together with Merger Sub I, the “Merger Subs”). Pursuant to the terms and conditions of the Merger Agreement, upon the closing, the General Partner will be merged with and into Merger Sub I, with Merger Sub I continuing as the surviving corporation as a direct wholly-owned subsidiary of Parent (the “Merger”), and Merger Sub II will merge with and into the Operating Partnership, with the Operating Partnership continuing as the surviving partnership (the “Partnership Merger” and, together with the Merger, the “Mergers”). Parent and the Merger Subs are affiliates of investment funds managed by Affinius Capital LLC (“Affinius”), GIC Real Estate Inc. (“GIC”) and Vista Hill Partners, LLC (“Vista Hill”, together with Affinius and GIC, the “Equity Investors”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the date and time the Mergers become effective, (i) each issued and outstanding share of Common Stock (other than shares owned by (a) Parent or Merger Sub I or any of their respective Subsidiaries and (b) any direct or indirect wholly owned Subsidiary of the Company, if any (each such Share referred to in clauses (a) and (b), an “Excluded Share” and, collectively, the “Excluded Shares”)), will automatically be converted into the right to receive $19.00 per Share in cash, without interest thereon (the “Merger Consideration”), (ii) each outstanding Common Unit (other than Common Units owned by (x) Parent, Merger Sub II or any of their respective subsidiaries and (y) the surviving entity in the Merger) will be converted into the right to receive the Merger Consideration and (iii) each outstanding Series A-1 preferred limited partnership unit of the Operating Partnership (each, a “Preferred Unit”) (other than Preferred Units owned by (x) Parent, Merger Sub II or any of their respective Subsidiaries and (y) the surviving entity in the Merger) will be converted into the right to receive the Preferred Unit Merger Consideration as set forth in the Merger Agreement.

The foregoing description of the Merger Agreement and the Mergers does not purport to be complete, and is subject to and is qualified in its entirety by the terms and conditions of the Merger Agreement and any related agreements as further described in the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2026.
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
During the year ended December 31, 2025, the Company sold the developable land parcel, PI South - Building 2, owned through a consolidated joint venture and VIE. See Note 3: Investments in Rental Property - Dispositions of Rental
Properties and Developable Land for additional information.
As of December 31, 2025 and 2024, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, have total real estate assets of $397.2 million and $442.4 million, respectively, other assets of $6.9 million and $5.6 million, respectively, mortgages of $281.8 million and $284.1 million, respectively, and other liabilities of $15.5 million and $15.2 million, respectively.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Rental Property
Rental properties are reported at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Where an acquisition has been determined to be an asset acquisition, acquisition-related transaction costs are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and improvements, which enhance or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less when purchased. The Company may have bank balances in excess of federally insured amounts; however, the Company holds cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in Deferred charges and other assets, net. In all cases, amortization of such costs is included in interest expense and was $6.6 million, $6.1 million and $4.4 million for each of the years ended December 31, 2025, 2024 and 2023, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gain (loss) from extinguishment of debt. Losses from extinguishment of debt, net, included $3.5 million, $0.8 million and $5.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, of unamortized deferred financing costs.
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

Revenue Recognition
The majority of the Company’s revenue is derived from residential and commercial rental income and other lease income, which are accounted for under Accounting Standards Codification ("ASC") 842, Leases. For leases that include rent concessions and/or scheduled fixed and determinable rent increases, revenue from leases is recognized on a straight-line basis over the non-cancellable term of the lease. Unbilled rents receivable represents the cumulative amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.
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

The Operating Partnership is a partnership, and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective tax returns. The General Partner has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS may hold certain assets and generate certain income that a REIT could not otherwise hold or generate. A TRS is subject to corporate federal income tax. The General Partner has conducted business through its TRS entities for certain property management, development, construction and other related services.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of temporary differences between book and tax basis of assets and liabilities, and net operating losses. The deferred tax asset balance at December 31, 2025 and 2024, amounted to $27.3 million and $29.8 million, respectively, which has been fully reserved through a valuation allowance.
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
In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2025, the Company’s open tax years are from December 31, 2022 forward.
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
Dividends declared (on a per share basis) for the year ended December 31, 2025 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2025	March 31, 2025	April 10, 2025	$0.0800
May 28, 2025	June 30, 2025	July 10, 2025	$0.0800
August 25, 2025	September 30, 2025	October 10, 2025	$0.0800
November 5, 2025	December 31, 2025	January 9, 2026	$0.0800

Dividends declared (on a per share basis) for the year ended December 31, 2024 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2024	April 3, 2024	April 16, 2024	$0.0525
May 6, 2024	July 3, 2024	July 16, 2024	$0.0600
August 5, 2024	September 30, 2024	October 16, 2024	$0.0700
November 13, 2024	December 31, 2024	January 10, 2025	$0.0800

At December 31, 2025, the balance of dividends and distributions payable was $8.7 million. For U.S. federal income tax purposes, dividends paid will be reportable in the year that the dividends are paid, which may be different than the year the dividends are declared, unless otherwise noted.

The Company has determined, for federal income tax purposes, that the total dividends of $0.320 per common share paid during the year ended December 31, 2025 represented 46% long term capital gain and 54% of unrecaptured Section 1250 gain distributions, and the total dividends of $0.235 per common share paid during the year ended December 31, 2024 represented 100% return of capital distributions.
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
Transaction-related Costs
Transaction‑related costs include costs incurred in connection with the potential acquisition or disposition of real estate properties, joint-venture formations, and corporate-level transactions. These expenses generally consist of legal fees, consulting and advisory fees, due diligence costs, valuation and appraisal services, and compensation-related costs directly attributable to evaluating or completing a transaction. During the year ended December 31, 2025, the Company recorded compensation-related costs of $1.9 million to Transaction-related costs on the Company’s Consolidated Statements of Operations.
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
3.    INVESTMENTS IN RENTAL PROPERTY

Dispositions of Rental Properties and Developable Land
Dispositions during 2025
The Company disposed of the following rental properties during the year ended December 31, 2025 (dollars in thousands)

Disposition Date	Property	Location	Units	Property Type	Net Sales Proceeds		Net Carrying Value	Realized Gains (Losses) Unrealized Losses, net
07/09/25	Signature Place	Morris Plains, NJ	197	Multifamily	$83,254		$45,840	$37,414
07/22/25	145 Front at City Square	Worcester, MA	365	Multifamily	121,030		77,688	43,342
08/14/25	The James	Park Ridge, NJ	240	Multifamily	115,090		121,593	(6,503)	(a)
09/25/25	Quarry Place at Tuckahoe	Eastchester, NY	108	Multifamily	61,774	(b)	46,779	14,995
	Others (c)							1,583
Totals			910		$381,148		$291,900	$90,831
(a) Includes previously recorded impairment charges of $6.9 million.
(b) Net sales proceeds include the buyer's assumption of the $41.0 million mortgage loan encumbering the property.
(c) Others represent a cumulative correction to Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net, related to years prior to 2022 of $1.6 million, with corresponding increases to Buildings and improvements of $2.0 million and Accumulated depreciation and amortization of $0.4 million.
The Company disposed of the following developable land holdings during the year ended December 31, 2025 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds		Net Carrying Value		Gain (loss) on disposition of developable land
01/24/25	65 Livingston	Roseland, NJ	$7,139		$7,295	(a)	$(156)
04/03/25	Wall Land	Wall Township, NJ	30,152		4,116		26,036
04/29/25	1 Water Street	White Plains, NY	15,563		5,033		10,530
08/28/25	PI South - Building 2	Weehawken, NJ	36,520	(b)	37,638	(c)	(1,118)
12/8/2025	Harborside 8/9	Jersey City, NJ	73,354	(d)	75,416	(e)	(2,062)
	Others (f)						810
Totals			$162,728		$129,498		$34,040
(a) Net carrying value reflects previously recorded impairment charges of $2.6 million.
(b) This property was owned through a consolidated joint venture; the amounts presented in this table reflect the Company’s consolidated balances.
(c) Net carrying value reflects previously recorded impairment charges of $3.2 million.
(d) Includes deposit of $5.0 million received by the Company in May 2025.
(e) Net carrying value reflects previously recorded impairment charges of $12.5 million.
(f) Others represent reversals of estimated accrued expenses from previously sold developable land holdings.
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
The Company disposed of the following developable land holdings during the year ended December 31, 2024 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value		Gain (loss) on disposition of developable land
01/03/24	2 Campus	Parsippany-Troy Hills, New Jersey	$10,155	$9,371		$784
04/16/24	107 Morgan	Jersey City, New Jersey	50,630	50,929	(a)	(299)
04/30/24	6 Becker Farm / 85 Livingston	Roseland, New Jersey	27,985	16,955		11,030
Totals			$88,770	$77,255		$11,515
(a)Carrying value reflects previously recorded impairment charges of $10.5 million.

Dispositions during 2023
The Company disposed of the following rental property during the year ended December 31, 2023 (dollars in thousands):

Disposition Date	Property	Location	# of Bldgs.	Rentable Square Feet	Property Type	Net Sales Proceeds		Net Carrying Value	Discontinued Operations Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net
02/10/23	XS Hotels	Weehawken, New Jersey	2	—	Hotel	$93,358	(a)	$92,578	$780
04/04/23	Harborside 1, 2 and 3	Jersey City, New Jersey	3	1,886,800	Office	362,446		362,304	142
09/13/23	Harborside 6	Jersey City, New Jersey	1	231,856	Office	44,145		43,722	423
10/13/23	23 Main Street	Holmdel, New Jersey	1	350,000	Office	15,884	(b)	13,372	2,512
	Others (c)								2,184

Unrealized gains (losses) on real estate held for sale									(3,630)
Totals			7	2,468,656		$515,833		$511,976	$2,411
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
Dispositions of Unconsolidated Joint Ventures
2025 — On April 21, 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey for $0.5 million. The Company recorded a gain on sale of its interest of approximately $0.2 million in Gain (loss) on sale of unconsolidated joint venture interests in the Consolidated Statement of Operations.
On April 21, 2025, the Company sold its interest in the PI North developable land parcels in West New York, New Jersey for $6.6 million. The Company recorded a gain on sale of its interest of approximately $4.9 million in Gain (loss) on sale of unconsolidated joint venture interests in the Consolidated Statement of Operations.
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
Real Estate Held for Sale
As of December 31, 2025, the Company did not have any assets or liabilities classified as held for sale.
As of December 31, 2024, the Company had classified a developable land parcel, located in Roseland, New Jersey, as held for sale, which was sold in January 2025.
The following table summarizes the real estate held for sale, net as of December 31, 2024:

(dollars in thousands)	December 31, 2024
Land	$9,910
Less: Cumulative unrealized losses on property held for sale	(2,619)
Real estate held for sale, net	$7,291
4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2025 and 2024, the Company had an aggregate investment of approximately $52 million and $111 million, respectively, in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage multifamily rental properties. As of December 31, 2025, the unconsolidated joint ventures owned four multifamily properties totaling 1,195 apartment units, and the Company’s unconsolidated interests ranged from 22.5 percent to 50 percent.
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
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $2.5 million, $3.2 million and $3.9 million for such services in the years ended December 31, 2025, 2024 and 2023, respectively. The Company had $0.3 million and $0.5 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2025 and 2024.
As of December 31, 2025, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.
The following is a summary of the Company's unconsolidated joint ventures as of December 31, 2025 and 2024 (dollars in thousands):

	Number of Apartment Units		Company's	Carrying Value		Property Debt As of December 31, 2025
Entity / Property Name	December 31, 2025		Effective Ownership %	December 31, 2025	December 31, 2024	Balance	Maturity Date			Interest Rate
Multifamily
Metropolitan and Lofts at 40 Park (a)	130	units	(a)	$—	$689	$—	—			—
RiverTrace at Port Imperial	316	units	22.50%	3,353	4,074	82,000	11/10/26			3.21%
The Capstone at Port Imperial	360	units	40.00%	17,513	20,519	135,000	12/22/26	(c)	SOFR+	1.20%
Riverpark at Harrison	141	units	45.00%	—	—	29,948	07/01/35			3.19%
Station House	378	units	50.00%	31,322	31,509	85,158	07/01/33			4.82%
Urby Harborside (b)	762	units	(b)	—	52,832	—	—			—
PI North - Land (a)	829	potential units	(a)	—	1,678	—	—			—
Totals				$52,188	$111,301	$332,106
(a)In April 2025, the Company sold its interests in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey and PI North developable land parcels in West New York, New Jersey. See Note 3: Investments in Rental Property - Dispositions of Unconsolidated Joint Ventures.
(b)The Company owned an 85 percent interest with shared control over major decisions such as, approval of budgets, property financing and leasing guidelines. In April 2025, the Company acquired the remaining 15 percent controlling interest in the joint venture and consolidated its full interest in the property. See Note 3: Investments in Rental Property - Acquisition of Controlling Interest in Unconsolidated Joint Venture.
(c)In December 2025, the maturity date of the mortgage loan encumbering the property was extended one year.
The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
Entity / Property Name	2025	2024	2023
Multifamily
Metropolitan and Lofts at 40 Park (a)	$(361)	$(1,143)	$(1,239)
RiverTrace at Port Imperial	680	782	546
The Capstone at Port Imperial	768	235	(294)
Riverpark at Harrison	216	270	540
Station House	38	(201)	(299)
Urby Harborside	3,916	4,161	4,110
PI North - Land (a)	—	(276)	(240)
Liberty Landing	—	—	(22)
Other
Other	—	106	—

Company's equity in earnings (loss) of unconsolidated joint ventures (b)	$5,257	$3,934	$3,102
(a)    In January 2024, the joint venture sold the Lofts at 40 Park multifamily rental property. In April 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey and PI North developable land parcels in West New York, New Jersey. See Note 3: Investments in Rental Property - Dispositions of Unconsolidated Joint Ventures.

(b)    Amounts are net of amortization of basis differences of $0.4 million, $0.6 million and $0.6 million for the year ended December 31, 2025, 2024 and 2023, respectively.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
	Others (b)	Urby Harborside (a)	Others (b)
Assets:
Rental Property, net	$412,552	$236,589	$456,604
Other assets	10,974	6,108	28,574
Total assets	$423,526	$242,697	$485,178
Liabilities and partners'/members' capital:
Mortgages and loans payable	$332,106	$182,604	$368,642
Other liabilities	6,209	2,260	7,155
Partners'/members' capital	85,211	57,833	109,381
Total liabilities and partners'/members' capital	$423,526	$242,697	$485,178

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year ended December 31, 2025		Year ended December 31, 2024		Year ended December 31, 2023
	Urby Harborside (a)	Others (b)	Urby Harborside (a)	Others (b)	Urby Harborside (a)	Others (b)
Total revenues	$13,864	$54,596	$37,714	$72,076	$35,656	$58,616
Operating and other expenses	(3,795)	(20,970)	(13,897)	(23,361)	(11,826)	(24,219)
Depreciation and amortization	(2,444)	(12,310)	(8,804)	(13,417)	(8,754)	(13,587)
Interest expense	(2,953)	(15,289)	(9,926)	(18,262)	(10,049)	(20,439)
Net income (loss)	$4,672	$6,027	$5,087	$17,036	$5,027	$371

(a)In April 2025, the Company acquired the remaining 15 percent controlling interest in the joint venture and consolidated its full interest in the property. The summary of results from operations for the year ended December 31, 2025 represents results through April 2025, prior to consolidation. See Note 3: Investments in Rental Property - Acquisition of Controlling Interest in Unconsolidated Joint Venture.

(b)The summarized financial information has been aggregated for the remaining unconsolidated joint ventures, as none of these equity method investees were significant on a stand-alone basis. As noted above, the Urby Harborside joint venture was consolidated in April 2025.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	December 31, 2025	December 31, 2024
Deferred leasing costs	$5,684	$4,765
Deferred financing costs (a)	7,124	6,296
Deferred charges	12,808	11,061
Accumulated amortization	(6,759)	(4,558)
Deferred charges, net	6,049	6,503
In-place lease values, related intangibles and other assets, net (b)	8,999	9,519
Right of use assets (c)	4,079	5,145
Prepaid expenses and other assets, net	21,461	27,309

Total deferred charges and other assets, net	$40,588	$48,476
(a)This amount relates to the deferred financing costs associated with the revolving credit facility. Deferred financing costs related to all other loans are netted against the respective mortgage obligation for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.
(b)Includes the value of acquired above and below market lease intangibles in which the Company is the lessor which are recognized in rental revenue over the terms of the respective leases. The value of acquired in-place lease intangibles in which the Company is the lessor are amortized to

Depreciation and amortization expense over the remaining initial terms of the respective leases. The impact of amortizing the acquired above and below-market lease intangibles increased revenue by approximately $18 thousand, $30 thousand and $0.1 million, and the impact of the amortization of acquired in-place lease values is included in Depreciation and amortization expense and amounted to approximately $1.1 million, $0.5 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)This amount has a corresponding liability of $5.7 million and $6.5 million as of December 31, 2025 and 2024, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease Agreements for further details.

DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. An interest rate cap is a financial contract whereby the Company pays an upfront premium to a counterparty, and in return, if the specified reference interest rate exceeds the agreed-upon strike rate during the contract period, the counterparty makes payments to the Company, offsetting the increased interest expense exceeding the strike rate.
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
As of December 31, 2025, the Company had two interest rate caps outstanding and in effect with a notional amount of $185.0 million designated as cash flow hedges of interest rate risk, and two undesignated interest rate cap outstanding and in effect with a notional amount $145.0 million.
In July 2025, the Company dedesignated the interest rate caps previously designated as hedging instruments in connection with the repayment of the 2024 Term Loan. Additionally, the Company terminated two interest rate caps previously designated as a hedging instrument in connection with the repayment of debt. As a result of these transactions, $0.5 million of deferred losses were recognized immediately within interest expense for the year ended December 31, 2025.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and 2024 (dollars in thousands):

	Fair Value
Asset Derivatives designated as hedging instruments	December 31, 2025	December 31, 2024	Balance sheet location
Interest rate caps designated as hedging instruments	$196	$4,953	Deferred charges and other assets, net
Interest rate caps not designated as hedging instruments	$110	$525	Deferred charges and other assets, net
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (a) (b)			Total Amount of Interest Expense presented in the Consolidated Statements of Operations
Year Ended December 31,	2025	2024	2023		2025	2024	2023	2025	2024	2023
Interest rate caps	$(951)	$526	$1,184	Interest Expense	$(663)	$2,967	$3,559	$(88,579)	$(87,976)	$(89,355)
(a)Amounts exclude net losses of $631 thousand, net gains of $632 thousand, and zero recognized on unconsolidated jointly owned investments for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)The gain or loss reclassified from Accumulated OCI into Income is recorded in Interest Expense.

Additionally, the Company recorded $0.7 million, $0.2 million, and zero of fair value adjustments related to the Company’s interest rate caps not designated as hedging instruments as an increase in Interest Expense on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.
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
As of December 31, 2025, the Company did not have any interest rate derivatives in a net liability position.
6.    RESTRICTED CASH
Restricted cash primarily consists of resident security deposits held across various Company properties, as well as escrow and reserve accounts established pursuant to certain mortgage financing arrangements for debt service and real estate tax obligations. Restricted cash is summarized as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Security deposits	$9,329	$9,410
Escrow and other reserve funds	5,903	7,649

Total restricted cash	$15,232	$17,059
7.    DISCONTINUED OPERATIONS
The Company's sale of its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) represented a strategic shift in the Company’s operations. As such, the results of these sold properties are classified as discontinued operations for all periods presented.
The following table summarizes income (loss) from discontinued operations and the related realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net, for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues	$(519)	$2,255	$40,649
Operating and other (expenses) income, net (a)	4,634	(758)	(27,967)
Property impairments	—	—	(32,516)
Depreciation and amortization	—	(635)	(12,840)
Gain (loss) from extinguishment of debt, net	—	—	(12)

Income (loss) from discontinued operations	4,115	862	(32,686)

Gain (loss) on disposition of developable land	—	1,899	39,271
Realized gains (losses) and unrealized gains (losses) on disposition of rental property, net	—	1,548	2,411
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	—	3,447	41,682

Total discontinued operations, net	$4,115	$4,309	$8,996

(a)Operating and other expenses, net reflects the successful resolution of real estate tax appeals related to formerly owned office properties during the the year ended December 31, 2025.

8.    REVOLVING CREDIT FACILITY AND TERM LOANS
As of December 31, 2025, the Company's revolving credit facility consisted of a $300 million senior secured revolving credit facility (the "2024 Revolving Credit Facility"), which had an outstanding principal balance of $30 million and the effective interest rate applicable was 5.72%.
On April 22, 2024, the Company entered into the 2024 Revolving Credit Facility and a $200 million senior secured term loan facility (the “2024 Term Loan” and, together with the 2024 Revolving Credit Facility, the “2024 Credit Agreement”) with a group of eight lenders (the "Lenders"), which originally provided for: (1) a three-year term ending in April 2027, subject to one twelve-month extension option; (2) revolving credit loans may be made to the Company in an aggregate principal amount of up to $300 million; (3) a first priority lien on no fewer than five properties with an aggregate appraised value of at least $900 million, consisting of (i) The James; (ii) 145 Front at City Square; (iii) Signature Place; (iv) Soho Lofts; and (v) Liberty Towers (collectively, the “Collateral Pool Properties”); and (4) a commitment fee payable quarterly ranging from 25 basis points to 35 basis points per annum on the daily unused amount of the 2024 Revolving Credit Facility. The Company may request increases in the principal amount of the 2024 Revolving Credit Facility and/or new term loans under the 2024 Term Loan Facility in an aggregate amount of up to $200 million, which shall be subject to commercially reasonable syndication efforts.

On July 9, 2025, the Company entered into an amendment to the 2024 Credit Agreement (the "July 2025 Amendment") with the Lenders to allow for the removal of three assets, The James, Signature Place, and 145 Front Street at City Square from the Collateral Pool Properties, provided that the proceeds from their respective sales were applied toward the full repayment of the $200 million outstanding balance under the 2024 Term Loan. The July 2025 Amendment also reduced the number of participating Lenders from eight to seven. The Company completed the full repayment of the 2024 Term Loan in July 2025.

The July 2025 Amendment also introduced a 5 level leverage-based interest rate pricing grid applicable to the 2024 Revolving Credit Facility, with an applicable margin ranging from (i) 25 basis points to 80 basis points in respect of Alternative Base Rate borrowings and (ii) 125 basis points to 180 basis points in respect of Adjusted Daily Effective SOFR Rate borrowings (the “Revolving Credit Applicable Rate”).

With respect to each borrowing under the 2024 Revolving Credit Facility, at the Company's election as to the type of borrowing, the interest rate shall be either (A) the Alternative Base Rate plus the Revolving Credit Applicable Rate, or (B) the Adjusted Term SOFR Rate plus the Revolving Credit Applicable Rate, or (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Rate. As used herein: "Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s on the immediately succeeding business day (“SOFR”).
During the year ended December 31, 2025, the Company successfully met Sustainable KPI provisions as defined within the 2024 Credit Agreement, that resulted in a five basis point spread reduction for all borrowings on the Term Loan and Revolver, and a one basis point reduction on the commitment fee on the daily unused amount of the 2024 Revolving Credit Facility.
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
The 2024 Credit Agreement, which applies to both the 2024 Revolving Credit Facility and the 2024 Term Loan, includes certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties, and which require compliance with financial ratios (prior to the Operating Partnership’s election of equity-secured financial covenants) relating to (a) the maximum total leverage ratio (65%), (b) the minimum debt service coverage ratio (1.40 times for the fiscal quarter ended September 30, 2025 and 1.5 times for each fiscal quarter thereafter), (c) the minimum tangible net worth ratio (80% of tangible net worth as of April 22,

2024 plus 80% of net cash proceeds of equity issuances by the General Partner or the Operating Partnership), and (d) the maximum unhedged variable rate debt ratio (30%).
As of December 31, 2025, Soho Lofts and Liberty Towers were encumbered by the Company's credit facilities, with a total carrying value of approximately $0.6 billion. Following the July 2025 Amendment, the required number of collateral assets was reduced from five to two. In October 2025, a negative pledge and assignment of proceeds of Portside at East Pier were added as incremental collateral.
The Company was in compliance with its debt covenants under the 2024 Credit Agreement as of December 31, 2025.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
As of December 31, 2025, 10 of the Company’s properties, with a total carrying value of approximately $1.8 billion are encumbered by the Company’s mortgages and loans payable. Payments on mortgages are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of December 31, 2025.
A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2025 and 2024 is as follows (dollars in thousands):

Property Name	Lender		Effective Rate (a)	December 31, 2025	December 31, 2024	Maturity
Portside 2 at East Pier (b)	New York Life Insurance Company		4.56%	93,782	95,427	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	113,462	115,515	08/10/26
Portside at East Pier (c)	KKR	SOFR+	2.75%	—	56,500	09/07/26
The Upton (d)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
RiverHouse 9 at Port Imperial (e)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
Quarry Place at Tuckahoe (f)	Natixis Real Estate Capital LLC		4.48%	—	41,000	08/05/27
BLVD 475	The Northwestern Mutual Life Insurance Co.		2.91%	161,201	164,712	11/10/27
Haus25	Freddie Mac		6.04%	343,061	343,061	09/01/28
RiverHouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Sable (g)	Pacific Life		5.59%	181,544	—	08/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	30,524	31,098	12/01/29
The Emery at Overlook Ridge (h)	Flagstar Bank		3.21%	—	70,653	01/01/31

Principal balance outstanding				1,339,574	1,333,966
Unamortized deferred financing costs				(7,416)	(10,492)

Total mortgages, loans payable and other obligations, net				$1,332,158	$1,323,474
(a)Reflects effective rate of debt, including deferred financing costs, comprised of debt initiation costs, and other transaction costs, as applicable.
(b)On June 11, 2024, the lender terminated the Company's payment guarantee of 10 percent of the outstanding principal.
(c)As of December 31, 2025 this mortgage was fully repaid and the corresponding interest-rate cap was terminated.
(d)As of December 31, 2025, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring November 2026.
(e)As of December 31, 2025, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in July 2026.
(f)In September 2025, the Company sold the property encumbered by this mortgage, simultaneously assigning the mortgage to the purchaser. See Note 3: Investments in Rental Property for more information.
(g)The Company consolidated its interest in Sable on April 21, 2025 as a result of the Sable JV Interest Acquisition. See Note 3: Investments in Rental Properties for more information.
(h)As of December 31, 2025, this mortgage was fully repaid.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments for the Company’s mortgages, loans payable and other obligations, including the Revolving Credit Facility, as of December 31, 2025 are as follows (dollars in thousands):

Period	Scheduled Amortization	Principal Maturities	Total
2026	$6,121	$411,404	$417,525
2027	3,791	294,494	298,285
2028	733	343,061	343,794
2029	573	309,397	309,970
Sub-total	11,218	1,358,356	1,369,574
Unamortized deferred financing costs (a)	(7,416)	—	(7,416)

Totals	$3,802	$1,358,356	$1,362,158
(a)     Excludes $3.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of December 31, 2025.
CASH PAID FOR INTEREST
Cash paid for interest for the years ended December 31, 2025, 2024 and 2023 was $78.3 million, $78.5 million and $81.6 million, (of which zero, zero and $1.4 million pertained to properties classified as discontinued operations), respectively.
SUMMARY OF INDEBTEDNESS

(dollars in thousands)	December 31, 2025		December 31, 2024
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a)	$1,362,158	4.90%	$1,670,313	5.05%
Unhedged portion of Revolving Credit Facility	—	—%	2,000	7.08%

Totals/Weighted Average, net of unamortized deferred financing costs (b):	$1,362,158	4.90%	$1,672,313	5.05%
(a)    As of December 31, 2025 and 2024, includes debt with interest rate caps outstanding with a notional amount of $330.0 million and $591.5 million, respectively.
(b)    Excludes $3.7 million and $4.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of December 31, 2025 and 2024, respectively.
10.    EMPLOYEE BENEFIT 401(k) PLANS
Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax and post-tax contributions, as well as any matching or profit sharing contributions made on their behalf by the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2025, 2024 and 2023 was $0.8 million, $0.5 million and $0.5 million, respectively.

11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2025 and 2024. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Items Measured at Fair Value on a Recurring Basis
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2025 and 2024.
The fair value of the Company’s long-term debt, consisting of the credit facility, mortgages, loans payable and other obligations aggregated approximately $1.4 billion and $1.6 billion as compared to the book value of approximately $1.4 billion and $1.7 billion as of December 31, 2025 and 2024, respectively. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
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
The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis:

	Years Ended December 31,
	2025		2024		2023
(dollars in thousands)	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Investment in Real Estate	$225,965	$24,861	$7,250	$2,619	$169,839	$45,471
The impairment charges described below are reflected within Land and other impairments, net or Unrealized gains (losses) on disposition of rental property and impairments, net in our Consolidated Statements of Operations. For properties classified as discontinued operations as of December 31, 2025, the impairment charges described below are reflected within the Discontinued operations section in our Consolidated Statements of Operations for all periods presented.
Impairment charges, and their related triggering events and fair value measurements, recognized during the years ended December 31, 2025, 2024 and 2023 were as follows:

2025 — During the year ended December 31, 2025, the Company recognized impairment charges for the following properties in order to reduce their carrying values to their estimated fair values, as follows:
•$3.2 million on one land parcel based on its estimated selling price; the land parcel was sold in August 2025;
•$6.9 million on one multifamily property based on its estimated selling price; the property was sold in August 2025;
•$12.5 million on two land parcels based on their estimated selling price; the land parcels were sold in December 2025;
•$2.3 million on various undevelopable land plots based on their estimated selling price; several of these land plots were subsequently deeded to the respective Township in December 2025.
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

12.    COMMITMENTS AND CONTINGENCIES
PILOT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties, as follows (dollars in thousands):

			PILOT	PILOT Payments
Property Name	Location	Asset Type	Expiration Dates	2025	2024	2023
BLVD 401 (a)	Jersey City, NJ	Multifamily	4/2026	2,153	2,235	1,754
Sable (b)	Jersey City, NJ	Multifamily	2/2027	3,453	(b)	(b)
RiverHouse 11 at Port Imperial (c)	Weehawken, NJ	Multifamily	7/2033	1,744	1,924	1,735
Port Imperial 4/5 Hotel (d)	Weehawken, NJ	Hotel	12/2033	—	—	224
RiverHouse 9 at Port Imperial (e)	Weehawken, NJ	Multifamily	6/2046	1,613	1,751	1,608
Haus25 (f)	Jersey City, NJ	Multifamily	3/2047	3,123	3,070	2,619
The James (g)	Park Ridge, NJ	Multifamily	6/2051	693	881	714
Total PILOT taxes				$12,779	$9,861	$8,654
(a)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined.
(b)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-4, 12 percent for years 5-8 and 14 percent for years 9-10, as defined. The Company consolidated its interest in Sable on April 21, 2025 as a result of the Sable JV Interest Acquisition. See Note 3: Investments in Rental Property - Acquisitions of Controlling Interest in Unconsolidated Joint Venture for additional information.
(c)The annual PILOT is equal to 12 percent of Gross Revenues for years 1-5, 13 percent for years 6-10 and 14 percent for years 11-15, as defined.
(d)The annual PILOT is equal to two percent of Total Project Costs, as defined. The property was disposed of during the first quarter of 2023.
(e)The annual PILOT is equal to 11 percent of Gross Revenues for years 1-10, 12.5 percent for years 11-18 and 14 percent for years 19-25, as defined.
(f)The annual PILOT is equal to seven percent of Gross Revenues, as defined, for a term of 25 years.
(g)The annual PILOT is equal to 10 percent of Gross Revenues for years 1-10, 11.5 percent for years 11-21 and 12.5 percent for years 22-30; as defined. The property was disposed of in August 2025.
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
In December 2024, the Company identified potential contingent liabilities related to reverse real estate tax appeals for certain previously-sold land parcels located in Jersey City, NJ. In accordance with ASC 450, the Company evaluated the estimability and probability of these potential obligations and recorded a contingent liability of $2.1 million, inclusive of associated legal costs, in Accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. Amounts of $0.7 million, $0.4 million and $1.0 million were recorded in Real estate taxes, Other income (expense), net, and Income (loss) from discontinued operations, respectively, on the Company's Consolidated Statements of Operations during the year ended December 31, 2024. In early 2026, the Company settled these matters in the amounts previously accrued.

As previously reported, on April 23, 2025, the Company was named as a defendant in a complaint brought by the Attorney General of the State of New Jersey alleging antitrust violations by RealPage, Inc., a seller of revenue management software and owners and/or operators of multifamily housing, including us, which utilize this software. The Company was formally served with the complaint on April 30, 2025. The complaint alleges violation of the Sherman Act, the New Jersey Antitrust Act, and the New Jersey Consumer Fraud Act. The Company believes this lawsuit is without merit and intends to vigorously defend against it. As this proceeding is in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of this matter.
OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, are as follows (dollars in thousands):

As of December 31, 2025
Year	Amount
2026	$1,279
2027	1,280
2028	494
2029	222
2030	222
2031 through 2101	31,003
Total lease payments	34,500
Less: imputed interest	(28,820)

Total	$5,680

As of December 31, 2024
Year	Amount
2025	$1,279
2026	1,279
2027	1,280
2028	494
2029	222
2029 through 2101	31,225
Total lease payments	35,779
Less: imputed interest	(29,235)

Total	$6,544
Office and ground lease expense incurred by the Company for the years ended December 31, 2025, 2024 and 2023 amounted to $2.6 million, $2.6 million and $2.0 million, respectively.
The Company had capitalized operating lease assets for one office and two ground leases, which had balances of $2.3 million and $1.8 million, respectively, at December 31, 2025. Such amounts represent the net present value (“NPV”) of future payments detailed above. The office and two ground leases used incremental borrowing rates of 6.0 percent and 7.6 percent, respectively, to arrive at the NPV and have weighted average remaining lease terms of 2.3 years and 75.6 years, respectively. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
The initial recognition of a lease liability and right-of-use asset in an amount of $4.7 million for the office lease is a noncash activity during the year ended December 31, 2023.
OTHER
During 2024, the Company determined that the applicable conditions required to earn the stay-on award agreements with 20 employees were satisfied, and as a result, the corresponding cash and stock awards were deemed earned and payable. The total cost of such awards was approximately $2.6 million, including the issuance of 42,095 shares of the Company’s common stock, of which $1.3 million and $1.3 million was recorded in General and administrative and Property management expenses, respectively, on the Company's Consolidated Statements of Operations during the year ended December 31, 2024.

As a result of the Sable JV Interest Acquisition, disclosed in Note 3: Investments in Rental Property - Acquisition of Controlling Interest In Unconsolidated Joint Venture, the Company assumed an agreement for the annual sale of an economic tax credit certificate issued by the State of New Jersey ("Sable Tax Credit"). Under the terms of the agreement, the Company is obligated to transfer $3.1 million of Sable Tax Credits per year, subject to annual qualification criteria as determined by the state. Recognition of the Sable Tax Credit is reported in Other (expense) income, net on the Company's Consolidated Statement of Operations and is contingent upon (i) the Company’s eligibility each year, and (ii) the buyer’s ability to utilize the credits. The agreement is expected to expire in 2027.

As of December 31, 2025, the Company had outstanding letters of credits totaling $3.7 million issued in connection with insurance requirements and for environmental financial assurance, collateralized by the available balance on the 2024 Credit Agreement.
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
Preferred Units
The Operating Partnership has 9,213 Series A-1 Preferred Units (the "Preferred Units") outstanding as of December 31, 2025. The Series A Preferred Units were all redeemed as of March 13, 2024. The key terms of the Preferred Units are summarized as follows:

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
During the year ended December 31, 2024, 15,700 Series A Units were redeemed for cash at the stated value.

Summary of Redeemable Noncontrolling Interests
The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine equity section for the years ended December 31, 2025 and 2024 (dollars in thousands):

Series A-1 Preferred Units
Balance at January 1, 2025	$9,294
Income Attributed to Noncontrolling Interests	324
Distributions	(324)
Balance at December 31, 2025	$9,294

Series A and A-1 Preferred Units
Balance at January 1, 2024	$24,999
Redeemable Noncontrolling Interests Redemption	(15,700)
Income Attributed to Noncontrolling Interests	539
Distributions	(544)
Balance at December 31, 2024	$9,294
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
ATM PROGRAM
On November 15, 2023, we reestablished a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (“ATM Forwards”). Effective as of that date, the General Partner terminated a prior ATM Program that was established on December 13, 2021, under which the General Partner was able to offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $200 million, with a syndicate of banks. As of December 31, 2025, the General Partner sold 133,759 shares pursuant to the ATM Program, generating net proceeds of $1.8 million. No shares were sold pursuant to the ATM Program during the year ended December 31, 2025. On February

23, 2026, the $2.0 billion shelf registration statement on Form S-3/ASR covering the ATM Program expired pursuant to Rule 415(a)(5) of the Securities Act, and as a result, no further shares may be issued.
SHARE REPURCHASE PROGRAM
On February 19, 2025, the Board of Directors approved a $100 million share repurchase program, with share repurchases under the new program authorized to begin on March 26, 2025. The repurchase program is set to expire in February 2027. During the year ended December 31, 2025, the Company did not repurchase any shares.
DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The General Partner has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.4 million shares of the General Partner’s common stock have been reserved for future issuance. The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the General Partner’s shares of common stock. The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the General Partner waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the General Partner’s effective registration statement on Form S-3/ASR filed with the SEC for the approximately 5.4 million shares of the General Partner’s common stock reserved for issuance under the DRIP. On February 23, 2026, the registration statement on Form S-3/ASR for the DRIP expired pursuant to Rule 415(a)(5) of the Securities Act, and as a result, no further shares may be issued under the DRIP.
INCENTIVE STOCK PLAN
In May 2013, the Company established the 2013 Incentive Stock Plan under which a total of 4,600,000 shares were originally reserved for issuance. In June 2021, stockholders of the Company approved the Amended and Restated 2013 Incentive Stock Plan (as so amended and restated, the "2013 Plan") to increase the total shares reserved for issuance under the plan from 4,600,000 to 6,565,000 shares.
In June 2024, stockholders of the Company approved the termination of the 2013 Plan and the establishment of the 2024
Incentive Stock Plan (the "2024 Plan"), under which a total of 2,885,207 shares have been reserved for issuance. Effective June 2024, no new awards will be granted under the 2013 Plan.

At December 31, 2025, 2,105,684 shares remained available for issuance under the 2024 Plan.
Stock Options
Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2023 ($14.39 - $20.00)	2,330,000	$16.41	$—
Granted	—	—
Outstanding at December 31, 2023 ($14.39 - $20.00)	2,330,000	$16.41	—
Granted	—	—
Outstanding at December 31, 2024 ($14.39 - $20.00)	2,330,000	$16.41	1,363
Granted	—	—
Expired	(800,000)	$17.31
Outstanding at December 31, 2025 ($14.39 - $20.00)	1,530,000	$15.94	$113

Options exercisable at December 31, 2025	230,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. No stock options were granted or exercised during the years ended December 31, 2025, 2024 and 2023. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of December 31, 2025 and 2024, the stock options outstanding had a weighted average remaining contractual life of approximately 2.7 years and 2.6 years, respectively. As of December 31, 2025, the Company had no unvested stock options outstanding and no corresponding unrecognized compensation cost under its stock compensation plans.
The Company recognized stock compensation expense related to stock options of $0.1 million, $0.6 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards ("RSAs") in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the RSAs issued is based on time and service. On June 11, 2025 and July 23, 2025, the Company issued RSAs to non-employee members of the Board of Directors, of which 67,729 unvested RSAs were outstanding at December 31, 2025.
The Company recognized stock compensation expense related to RSAs of $1.1 million, $1.0 million, and $0.8 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
Information regarding the RSAs grant activity is summarized below:

	Shares	Weighted-Average Grant – Date Fair Value
Outstanding at January 1, 2023	49,784	$14.06
Granted	54,184	16.98
Vested	(49,784)	14.06
Outstanding at December 31, 2023	54,184	$16.98
Granted	71,232	14.60
Vested	(54,184)	16.98
Outstanding at December 31, 2024	71,232	$14.60
Granted	76,270	15.14
Vested	(71,232)	14.60
Forfeited	(8,541)	15.22
Outstanding at December 31, 2025	67,729	$15.14
As of December 31, 2025, the Company had $0.5 million of total unrecognized compensation cost related to unvested RSAs granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.4 years.
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
Information regarding the LTIP Awards grant activity is summarized below:

	Shares	Weighted-Average Grant – Date Fair Value
Outstanding at January 1, 2023	1,573,158	$15.02
Granted	1,013,153	14.26
Vested	(230,306)	16.69
Forfeited	(59,893)	16.04
Outstanding at December 31, 2023	2,296,112	$14.49
Granted	1,080,023	14.47
Vested	(722,602)	15.39
Forfeited	(305,029)	9.04
Outstanding at December 31, 2024	2,348,504	$14.92
Granted	978,448	16.63
Vested	(669,890)	16.03
Forfeited	(317,124)	15.75
Outstanding at December 31, 2025	2,339,938	$15.20
A portion of the RSUs are subject to time-based vesting conditions and will vest ratably over a three-year period ("TRSUs"). As of December 31, 2025, there are 730,845 TRSUs outstanding and unvested.
Additionally, in April 2022, the Company granted 59,707 TRSUs subject to time-vesting conditions, vesting over three years, to three executive officers as “inducement awards” intended to comply with New York Stock Exchange Rule 303A.08. As of December 31, 2025, all TRSUs classified as inducement awards have vested.

Another portion of the annual LTIP Awards have market-based vesting conditions ("PRSUs"), and recipients will only earn the full amount of the PRSUs if, over the three-year performance period, the Company achieves an absolute Total Shareholder Return ("TSR") target and if the Company’s relative TSR as compared to a group of peer REITs ("Peer Group") exceeds certain thresholds. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 160% of the shares granted. The market-based award targets are determined annually by the compensation committee of the Board of Directors. As of December 31, 2025, there are 815,358 PRSUs outstanding and unvested.
In addition, the Company has granted RSUs with a three-year cliff vest subject to the achievement of adjusted funds from operations targets ("OPRSUs"). As of December 31, 2025, there are 793,735 OPRSUs outstanding and unvested.

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
The Company recognized stock compensation expense related to LTIP awards of $10.5 million, $11.6 million, $13.8 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the Company had $10.1 million of total unrecognized compensation cost related to unvested LTIP Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 1.9 years.
All currently outstanding and unvested RSU LTIP Awards provided to the officers, senior management and certain other employees were issued under the 2013 Plan or 2024 Plan.
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
During the years ended December 31, 2025, 2024 and 2023, deferred stock units earned were 30,460, 26,340 and 25,671, respectively. As of December 31, 2025 and 2024, there were 134,775 and 104,315 deferred stock units outstanding, respectively. Pursuant to the retirement of a director from the Board of Directors in May 2023, the Company converted 20,767 deferred stock units into shares of common stock.
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
The following information presents the Company’s results for the years ended December 31, 2025, 2024 and 2023 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Year Ended December 31,
Computation of Basic EPS	2025	2024	2023
Income (loss) from continuing operations after income tax expense	$74,826	$(30,973)	$(121,357)
Add (deduct): Noncontrolling interests in consolidated joint ventures	3,538	1,924	2,319
Add (deduct): Noncontrolling interests in Operating Partnership	(6,569)	2,531	11,174
Add (deduct): Redeemable noncontrolling interests	(324)	(540)	(7,618)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to common shareholders	—	—	(4,516)
Income (loss) from continuing operations available to common shareholders	71,471	(27,058)	(119,998)
Income (loss) from discontinued operations available to common shareholders	3,768	3,938	8,217
Net income (loss) available to common shareholders for basic earnings per share	$75,239	$(23,120)	$(111,781)

Weighted average common shares	93,355	92,695	91,883

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$0.77	$(0.29)	$(1.31)
Income (loss) from discontinued operations available to common shareholders	0.04	0.04	0.09
Net income (loss) available to common shareholders	$0.81	$(0.25)	$(1.22)

	Year Ended December 31,
Computation of Diluted EPS	2025	2024	2023
Net income (loss) from continuing operations available to common shareholders	$71,471	$(27,058)	$(119,998)
Add (deduct): Noncontrolling interests in Operating Partnership	6,569	(2,531)	(11,174)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests attributable to the Operating Partnership unitholders	—	—	(461)
Income (loss) from continuing operations for diluted earnings per share	78,040	(29,589)	(131,633)
Income (loss) from discontinued operations for diluted earnings per share	4,115	4,309	8,996
Net income (loss) available for diluted earnings per share	$82,155	$(25,280)	$(122,637)

Weighted average common shares	102,363	101,381	100,812

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$0.76	$(0.29)	$(1.31)
Income (loss) from discontinued operations available to common shareholders	0.04	0.04	0.09
Net income (loss) available to common shareholders	$0.80	$(0.25)	$(1.22)
The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Year Ended December 31,
	2025	2024	2023
Basic EPS Shares	93,355	92,695	91,883
Add: Operating Partnership – common and vested LTIP units	8,612	8,686	8,929
Add: Dilutive effect of stock-based compensation awards	396	—	—
Diluted EPS Shares	102,363	101,381	100,812

Veris Residential, L.P.:

	Year Ended December 31,
Computation of Basic EPU	2025	2024	2023
Income (loss) from continuing operations after income tax expense	$74,826	$(30,973)	$(121,357)
Add (deduct): Noncontrolling interests in consolidated joint ventures	3,538	1,924	2,319
Add (deduct): Redeemable noncontrolling interests	(324)	(540)	(7,618)
Add (deduct): Redemption value adjustment of redeemable noncontrolling interests	—	—	(4,977)
Income (loss) from continuing operations available to unitholders	78,040	(29,589)	(131,633)
Income (loss) from discontinued operations available to unitholders	4,115	4,309	8,996
Net income (loss) available to common unitholders for basic earnings per unit	$82,155	$(25,280)	$(122,637)

Weighted average common units	101,967	101,381	100,812

Basic EPU:
Income (loss) from continuing operations available to unitholders	$0.77	$(0.29)	$(1.31)
Income (loss) from discontinued operations available to unitholders	0.04	0.04	0.09
Net income (loss) available to common unitholders for basic earnings per unit	$0.81	$(0.25)	$(1.22)

	Year Ended December 31,
Computation of Diluted EPU	2025	2024	2023
Income (loss) from continuing operations available to common unitholders	$78,040	$(29,589)	$(131,633)
Income (loss) from discontinued operations for diluted earnings per unit	4,115	4,309	8,996
Net income (loss) available to common unitholders for diluted earnings per unit	$82,155	$(25,280)	$(122,637)

Weighted average common unit	102,363	101,381	100,812

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$0.76	$(0.29)	$(1.31)
Income (loss) from discontinued operations available to common unitholders	0.04	0.04	0.09
Net income (loss) available to common unitholders	$0.80	$(0.25)	$(1.22)
The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Year Ended December 31,
	2025	2024	2023
Basic EPU Units	101,967	101,381	100,812
Add: Dilutive effect of stock-based compensation awards	396	—	—
Diluted EPU Units	102,363	101,381	100,812
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
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2025, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $0.3 million.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the year ended December 31, 2025, the Company redeemed 54,530 common units for common shares, at their fair value of $0.7 million, and redeemed 30,015 common units for cash, at their fair value of $0.5 million.
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
LTIP Units
LTIP Units may be converted on a one-for-one basis into common units. Common units in turn have a one-for-one relationship in value with shares of the General Partner’s common stock, and are redeemable on a one-for-one basis for cash or, at the election of the Company, shares of the General Partner’s common stock. As of December 31, 2025, there are no unvested LTIP Units.
Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units and LTIP Units in the Operating Partnership for the years ended December 31, 2025, 2024 and 2023:

	Common Units/ Vested LTIP Units	Unvested LTIP Units
Balance at January 1, 2023	9,301,521	558,084
Redemption of common units for shares of common stock	(820,540)	—
Redemption of common units	(9,229)	—
Conversion of vested LTIP Units to common units	452,328	—
Vested LTIP Units	(231,519)	(220,809)
Cancellation of units	—	(335,392)
Balance at December 31, 2023	8,692,561	1,883
Redemption of common units for shares of common stock	(22,197)	—
Vested LTIP Units	1,883	(1,883)
Balance at December 31, 2024	8,672,247	—
Redemption of common units for shares of common stock	(54,530)	—
Redemption of common units	(30,015)	—
Balance at December 31, 2025	8,587,702	—
Noncontrolling Interests Ownership in Operating Partnership
As of December 31, 2025 and 2024, the noncontrolling interests common unit and LTIP Units holders owned 8.4 percent and 8.5 percent of the Operating Partnership, respectively.
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
Prior to 2024, the Company operated in two business segments: (i) multifamily real estate and services, and (ii) commercial and other real estate. Performance was evaluated based on net operating income from the combined properties and operations within each segment. The table below presents selected results of operations for the year ended December 31, 2023. Amounts for prior periods have been restated to conform to the current period segment reporting presentation and to align with the current property listing for discontinued operations. All properties classified as discontinued operations have been excluded. In 2024, the Company classified and sold its last remaining non-strategic office asset as discontinued operations (dollars in thousands):

Year Ended December 31, 2023	Total Company
Total revenues	260,295
Total operating and interest expenses (a)	290,165
Equity in earnings (loss) of unconsolidated joint ventures	3,102
Net operating income (loss) (b)	(26,768)
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

Veris Residential, Inc.
The following schedule reconciles net operating income (loss) to net income (loss) available to common shareholders (dollars in thousands):

Year Ended December 31,
2023
Net operating income (loss)	$(26,768)
Add (deduct):
Depreciation and amortization	(86,235)
Land and other impairments, net	(9,324)
Gain (loss) on disposition of developable land	7,068
Gain (loss) from extinguishment of debt, net	(5,606)
Income (loss) from continuing operations before income tax expense	(120,865)
Provision for income taxes	(492)
Loss from continuing operations after income tax expense	(121,357)
Discontinued operations
Income (loss) from discontinued operations	(32,686)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	41,682
Total discontinued operations, net	8,996
Net income (loss)	(112,361)
Noncontrolling interests in consolidated joint ventures	2,319
Noncontrolling interests in Operating Partnership of loss (income) from continuing operations	11,174
Noncontrolling interests in Operating Partnership in discontinued operations	(779)
Redeemable noncontrolling interests	(7,618)
Net income (loss) available to common shareholders	$(107,265)

Veris Residential, L.P.
The following schedule reconciles net operating income (loss) to net income (loss) available to common unitholders (dollars in thousands):

Year Ended December 31,
2023
Net operating income (loss)	$(26,768)
Add (deduct):
Depreciation and amortization	(86,235)
Land and other impairments, net	(9,324)
Gain (loss) on disposition of developable land	7,068
Gain (loss) from extinguishment of debt, net	(5,606)
Income (loss) from continuing operations before income tax expense	(120,865)
Provision for income taxes	(492)
Income (loss) from continuing operations after income tax expense	(121,357)
Discontinued operations
Income (loss) from discontinued operations	(32,686)
Realized gains (losses) and unrealized gains (losses) on disposition of rental property and impairments, net	41,682
Total discontinued operations, net	8,996
Net income (loss)	(112,361)
Noncontrolling interests in consolidated joint ventures	2,319
Redeemable noncontrolling interests	(7,618)
Net income (loss) available to common unitholders	$(117,660)

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2025
(dollars in thousands)
SCHEDULE III

Property Location	Property Type	Year Built	Acquired	Related Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition (c)	Gross Amount at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)

					Land	Building and Improvements		Land	Building and Improvements

NEW JERSEY
Essex County
Millburn (Short Hills)
The Upton	Multifamily	2021	—	74,877	2,850	—	88,197	2,850	88,197	91,047	11,009

Hudson County
Jersey City
Haus25	Multifamily	2022	—	337,602	53,421	409,612	1,778	53,421	411,390	464,811	41,407
Liberty Towers	Multifamily	2003	2019	(d)	66,670	328,347	28,370	66,670	356,717	423,387	53,420
BLVD 475	Multifamily	2011	2017	161,174	58,761	240,871	8,121	58,761	248,992	307,753	55,345
Sable	Multifamily	2017	2025	180,406	8,718	307,806	2,079	8,718	309,885	318,603	58,443
Soho Lofts	Multifamily	2017	2019	(d)	27,601	224,039	7,168	27,601	231,207	258,808	39,079
BLVD 425	Multifamily	2003	2018	130,926	48,820	160,740	10,719	48,820	171,459	220,279	31,876
BLVD 401	Multifamily	2016	2019	113,388	36,595	152,440	2,111	36,595	154,551	191,146	26,851
Weehawken
Port Imperial Garage/Retail North	Other	2016	2016	—	350	—	29,846	1,958	28,238	30,196	8,281
Port Imperial Garage/Retail South	Other	2013	2013	30,416	13,099	56,669	(19,213)	13,099	37,456	50,555	11,892
RiverHouse 9 at Port Imperial	Multifamily	2021	—	109,664	2,686	—	151,039	2,686	151,039	153,725	16,866
RiverHouse 11 at Port Imperial	Multifamily	2018	2018	99,938	22,047	—	109,088	22,047	109,088	131,135	21,952
West New York
Riverwalk at Port Imperial	Other	2008	2020	—	4,305	8,216	2,505	4,305	10,721	15,026	1,840

MASSACHUSETTS
Middlesex County
Malden
The Emery	Multifamily	2020	2014	—	4,115	86,093	7,501	9,104	88,605	97,709	14,054

Suffolk County
East Boston

Portside at East Pier	Multifamily	2015	2016	—	—	73,713	971	—	74,684	74,684	22,128
Portside 2 at East Pier	Multifamily	2018	2018	93,767	—	37,114	74,410	—	111,524	111,524	21,610

Projects Under Development
and Developable Land				—	20,075	17,325	—	20,075	17,325	37,400	—

Furniture, Fixtures
and Equipment				—	—	—	118,797	—	118,797	118,797	80,351

TOTALS				$1,332,158	$370,113	$2,102,985	$623,487	$376,710	$2,719,875	$3,096,585	$516,404
(a)The aggregate cost for federal income tax purposes at December 31, 2025 was approximately $2.1 billion.
(b)Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(c)These costs are net of impairments and valuation allowances recorded, if any.
(d)As of December 31, 2025, Soho Lofts and Liberty Towers are encumbered by the Company's 2024 Credit Agreement.

VERIS RESIDENTIAL, INC./VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTE TO SCHEDULE III
Changes in rental properties and accumulated depreciation for the periods ended December 31, 2025, 2024 and 2023 are as follows: (dollars in thousands)

	2025	2024	2023
Rental Properties
Balance at beginning of year	$3,220,252	$3,391,488	$4,046,122
Additions	38,136	26,269	25,661
Consolidation of joint venture	326,087	—	—
Sales and assets held-for-sale	(466,041)	(194,061)	(608,276)
Impairments	(20,777)	(2,619)	(72,019)
Retirements/disposals	(1,072)	(824)	—
Balance at end of year	$3,096,585	$3,220,252	$3,391,488

Accumulated Depreciation
Balance at beginning of year	$432,531	$443,781	$631,910
Consolidation of joint venture	58,820	—	—
Depreciation expense	84,728	82,550	94,590
Sales and assets held-for-sale	(56,087)	(92,976)	(243,217)
Impairments	(2,793)	—	(39,502)
Retirements/disposals	(795)	(824)	—
Balance at end of year	$516,404	$432,531	$443,781

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1
Agreement and Plan of Merger, dated February 23, 2026, by and among Veris Residential, Inc., Veris Residential, L.P., AC Residential Acquisition LP, AC Residential REIT LLC and AC Residential OP LP (filed as Exhibit 2.1 to the Company’s Form 8-K dated February 23, 2026 and incorporated herein by reference).

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

3.7
Amendment No. 1 to Fourth Amended and Restated Bylaws of Veris Residential, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2026 and incorporated herein by reference).

3.8
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

3.10
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 6, 1999 and incorporated herein by reference).

3.11
Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P. dated September 30, 2003 (filed as Exhibit 3.7 to the Company’s Form 10-Q dated September 30, 2003 and incorporated herein by reference).

3.12
Fourth Amendment dated as of March 8, 2016 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P. dated as of December 11, 1997 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

3.13
Fifth Amendment dated as of April 4, 2017 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P. dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 4, 2017 and incorporated herein by reference).

3.14
Sixth Amendment dated as of April 20, 2018 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 20, 2018 and incorporated herein by reference).

3.15
Seventh Amendment dated as of March 13, 2019 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 19, 2019 and incorporated herein by reference).

3.16
Eighth Amendment dated as of March 28, 2019 to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 28, 2019 and incorporated herein by reference).

3.17
Ninth Amendment, dated as of March 24, 2020, to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 26, 2020 and incorporated herein by reference).

3.18
Tenth Amendment, dated as of January 4, 2021, to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 4, 2021 and incorporated herein by reference).

3.19
Eleventh Amendment, dated as of December 10, 2021, to Second Amended and Restated Agreement of Limited Partnership of Veris Residential, L.P., dated as of December 11, 1997 (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 7, 2021 and incorporated herein by reference).

3.20
Certificate of Designation of 3.5% Series A Preferred Limited Partnership Units of Veris Residential, L.P. dated February 3, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 3, 2017 and incorporated herein by reference).

3.21
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

10.11#	Form of 2021 Restricted Stock Unit Agreement (TRSUs, PRSUs and OPRSUs) (filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2021 and incorporated herein by reference.

10.12#
Amended and Restated Executive Employment Agreement dated as of March 8, 2024 by and among Mahbod Nia, Veris Residential UK Ltd. And Veris Residential, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 11, 2024 and incorporated herein by reference).

10.13+
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

10.14
Parent Guaranty dated of Veris Residential, Inc. dated April 22, 2024 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.15
Subsidiary Guaranty of the subsidiary guarantors of Veris Residential, L.P. party thereto dated April 22, 2024 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.16
Pledge and Security Agreement by and among Veris Residential, L.P., as borrower, the subsidiary pledgees of Veris Residential, L.P. party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated April 22, 2024 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and incorporated herein by reference).

10.17#	Veris Residential, Inc. 2024 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-280397, and incorporated herein by reference).

10.18
Amendment No. 2 to Revolving Credit and Term Loan Agreement dated as of July 9, 2025 by and between Veris Residential, L.P., as borrower, J.P. Morgan Chase Bank, N.A., as administrative agent, and the arrangers and lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 10, 2025 and incorporated herein by reference).

10.19#
Amendment No. 1, dated February 22, 2026, to the Amended and Restated Executive Employment Agreement, dated March 8, 2024, by and between Veris Residential, Inc., Veris Residential UK Ltd. and Mahbod Nia (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2026 and incorporated herein by reference).

10.20#
Amendment No. 1, dated February 22, 2026, to the Amended and Restated Executive Employment Agreement, dated June 9, 2021, by and between Veris Residential, Inc., Veris Residential UK Ltd. and Annal Malhari (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2026 and incorporated herein by reference).

10.21#
Amendment No. 1, dated February 22, 2026, to the Executive Employment Agreement dated January 11, 2022, by and between Veris Residential, Inc. and Amanda Lombard (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2026 and incorporated herein by reference).

10.22#
Amendment No. 1, dated February 22, 2026, to the Executive Employment Agreement dated March 25, 2022, by and between Veris Residential, Inc. and Taryn Fielder (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2026 and incorporated herein by reference).

19.1	Veris Residential, Inc. Policy on Insider Trading (filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference).

21.1*	Subsidiaries of the General Partner.

21.2*	Subsidiaries of the Operating Partnership.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to the General Partner.

31.1*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.2*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner.

31.3*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

31.4*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership.

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

97.1#	Veris Residential, Inc. Clawback Policy (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 2021 and incorporated herein by reference).

97.2#	Veris Residential, Inc. Dodd-Frank Clawback Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 4, 2023 and incorporated herein by reference).

101.1*
The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

Veris Residential, Inc.
(Registrant)

Date: February 23, 2026	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date: February 23, 2026	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)

	By:	Veris Residential, Inc.
its General Partner

Date: February 23, 2026	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date: February 23, 2026	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Tammy K. Jones	Chair of the Board	February 23, 2026
Tammy K. Jones

/s/ Mahbod Nia	Chief Executive Officer and Director	February 23, 2026
Mahbod Nia	(principal executive officer)

/s/ Amanda Lombard	Chief Financial Officer	February 23, 2026
Amanda Lombard	(principal financial officer and principal accounting officer)

/s/ Frederic Cumenal	Director	February 23, 2026
Frederic Cumenal

/s/ A. Akiva Katz	Director	February 23, 2026
A. Akiva Katz

/s/ Nori Gerardo Lietz	Director	February 23, 2026
Nori Gerardo Lietz

/s/ Victor B. MacFarlane	Director	February 23, 2026
Victor MacFarlane

/s/ Christopher Papa	Director	February 23, 2026
Christopher Papa

/s/ Howard S. Stern	Director	February 23, 2026
Howard S Stern

/s/ Stephanie L. Williams	Director	February 23, 2026
Stephanie L. Williams