Form 10-K/A
period 2025-12-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2026-03-23
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Veris Residential, Inc.:
Large accelerated filer	☒	Accelerated filer	o	Non-accelerated filer	o	Smaller reporting company	o	Emerging growth company	o

Veris Residential, L.P.:
Large accelerated filer	☒	Accelerated filer	o	Non-accelerated filer	o	Smaller reporting company	o	Emerging growth company	o
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
LOCATION OF EXHIBIT INDEX: The index of exhibits is contained herein on page number 45.
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025 originally jointly filed on February 23, 2026 (the “Original Filing”) by Veris Residential, Inc. and Veris Residential, L.P. We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement containing such information within 120 days of the end of our fiscal year ended December 31, 2025. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” “Veris,” “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

1

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
As of the date of this Form 10-K/A, our Board of Directors and executive officers consist of the following persons:

Name and Position	Age	First Elected	Term Expires
Tammy K. Jones,	60	2020	2026
Chair of the Board
Mahbod Nia,	50	2020	2026
Chief Executive Officer and Director
Amanda Lombard,	42	―	―
Chief Financial Officer
Anna Malhari,	41	―	―
Chief Operating Officer
Taryn D. Fielder,	48	―	―
General Counsel
Frederic Cumenal,	66	2019	2026
Director
A. Akiva Katz,	48	2020	2026
Director
Nori Gerardo Lietz,	69	2019	2026
Director
Victor B. MacFarlane,	75	2021	2026
Director
Christopher Papa,	60	2025	2026
Director
Howard S. Stern,	64	2020	2026
Director
Stephanie L. Williams,	48	2023	2026
Director

All the foregoing directors, other than Mr. Nia, have been determined, by the Board of Directors, to be independent directors within the meaning of NYSE independence standards in terms of independence from management.
2

BIOGRAPHICAL INFORMATION CONCERNING OUR BOARD OF DIRECTORS
Set forth below are the names and Board committee membership of our directors as of the date of this Form 10-K/A:

COMMITTEE MEMBERSHIP
NOMINEE	AC	CC	NESG	SRC
Frederic Cumenal		C		M
Tammy K. Jones	M		M	M
A. Akiva Katz		M	M	C
Nori Gerardo Lietz			C
Victor B. MacFarlane	M	M
Christopher Papa	M
Mahbod Nia				M
Howard S. Stern	C	M
Stephanie L. Williams	M		M

C = Chair; M = Member
AC = Audit Committee
CC = Compensation Committee
NESG = Nominating, Environmental, Social and Governance Committee
SRC = Strategic Review Committee

3

Tammy K. Jones
CHAIR OF THE BOARD | AGE 60

OCCUPATION
Founder & Chief Executive Officer, Basis Investment Group

EXPERIENCE
Tammy K. Jones is Chair of Veris Residential’s Board of Directors and serves as a member of the Audit Committee, the Nominating, Environmental, Social and Governance Committee and the Strategic Review Committee. She was appointed to the Board in 2020 and served as Lead Independent Director prior to being named Chair in March 2021. Ms. Jones has over 25 years of capital markets and commercial real estate experience – including as CEO of a commercial real estate investment manager and as a director of multiple public REITs – as well as deep expertise investing and lending across all real estate property types with a focus on multifamily.

Ms. Jones is the Founder & Chief Executive Officer of Basis Investment Group (“Basis”), a multi-strategy commercial real estate private equity investment manager. Under her leadership, Basis’ multifamily portfolio of debt and equity grew to more than 30,000 units across the United States. Prior to founding Basis, Ms. Jones invested in and loaned on CRE and multifamily assets on behalf of large pension funds and institutional investors including CWCapital (“CW”) from 2004 to 2009. Previously, she was head of CW’s fixed and floating rate Capital Markets Lending Division, and earlier worked at GMACCM, a large commercial real estate lender owned by GM, as Senior Vice President of its subsidiary GMAC (now Berkadia). Earlier, Ms. Jones held various positions at Equitable Real Estate Investment Management, where she served on both the equity and asset management side of the business.

Ms. Jones is currently an Independent Director of Crown Castle International Corp. (NYSE: CCI) where she chairs the Nominating, Environmental, Social and Governance Committee and serves on the Audit Committee and Finance Committee. She is the Chair Emeritus of the Real Estate Executive Council, a professional trade association of executives across the commercial real estate industry. Ms. Jones formerly served as member of the board of directors of Monogram Residential Trust, Inc. (NYSE: MORE), which during her board tenure, was successfully taken private by an affiliate of Greystar Growth, yielding a premium of 22% over the company’s public share price.

Ms. Jones has received numerous industry honors, including being named to the ForbesBLK 50 Money Masters for 2026, PEI’s Women of Influence in Private Funds in 2025, recognized among New York Real Estate Journal’s 2025 Women in CRE, PERE’s 100 Most Influential 2016-25, Crain’s New York Business’ Notable Leaders in Finance for 2024 and Real Estate Forum’s Best Bosses in 2023.

Ms. Jones received a B.A. in Economics from Cornell University and an MBA with a concentration in Real Estate Finance from the J. Mack Robinson College of Business at Georgia State University.

BOARD SERVICE
Veris Residential, Inc. (2020 – Present); Crown Castle International Corp. (2020 – Present); KKR Real Estate Select Trust, Inc. (2020 – 2021); Monogram Residential Trust, Inc. (2016 – 2017).

Mahbod Nia
CHIEF EXECUTIVE OFFICER AND DIRECTOR | AGE 50

OCCUPATION
Chief Executive Officer of Veris Residential, Inc.

EXPERIENCE
Mahbod Nia has led Veris Residential as Chief Executive Officer since March 2021. He was appointed to the Company’s Board of Directors in 2020 and is a member of the Strategic Review Committee. Mr. Nia has 25 years of experience spanning real estate investment, debt and advisory. He has intimate knowledge of the real estate investment management sector, having previously served as CEO of a publicly traded REIT where he oversaw a strategic transformation that drove per share net asset value growth of over 40% as well as the successful sale of the business, which resulted in realizing a 16% IRR.

Prior to joining Veris Residential, Mr. Nia served as Chief Executive Officer of NorthStar Realty Europe Corp (NYSE:NRE), a REIT focused on European properties, from 2015 to 2019. He was also a member of NRE’s investment committee and Board of Directors from 2018 to 2019. Earlier, Mr. Nia served as Managing Director, Head of European Investments of NorthStar Asset Management Group (“NSAM”) from 2014 to 2017, where he established the company’s European investment platform, rapidly growing it to $2.6bn in assets under management across nine countries and five asset classes. Mr. Nia spearheaded the spin-off of the NSAM platform in 2015 to create NRE, which was sold to AXA Investment Managers — Real Assets in September of 2019.

From 2017 to 2019, Mr. Nia was also a Managing Director at Colony Capital Inc. (formerly Colony NorthStar) and a member of its European Steering Committee. Prior to joining NSAM in 2014, Mr. Nia worked for PanCap Investment Partners, a European real estate investment and advisory firm. From 2007 to 2009, Mr. Nia was a Senior Executive Director at Goldman Sachs. Prior to 2007, he advanced through various positions at Citigroup Inc. (formerly Salomon Brothers).

Mr. Nia earned a First Class Honours degree in Economics for Business from the University of Westminster (London, UK) and a Master’s degree in Economics and Finance from the University of Warwick (Warwick, UK).

BOARD SERVICE
Veris Residential, Inc. (2020 – Present); NorthStar Realty Europe Corp (2018 – 2019).

Frederic Cumenal
DIRECTOR | AGE: 66

OCCUPATION
Independent Director at Blue Nile, Inc. and Lugano Diamonds

EXPERIENCE
Frederic Cumenal was appointed to Veris Residential’s Board of Directors in 2019. He is the Chair of the Compensation Committee and a member of the Strategic Review Committee. Mr. Cumenal has significant leadership experience and operational expertise gained from serving in the C-suite of major global companies and as a director on public company boards. He also brings a deep knowledge of international business and brand management to the boardroom.

Mr. Cumenal served as the Chief Executive Officer of Tiffany & Co. from 2015 to 2017, as President from 2013 to 2015, and as Executive President responsible for sales and global distribution from 2011 to 2013. Previously, he worked for fifteen years in various senior leadership positions in LVMH Group’s wine and spirits businesses, including as President and Chief Executive Officer of Moët & Chandon, S.A, as Chief Executive Officer of Domaine Chandon and as a Managing Director of Moët Hennessy Europe. Mr. Cumenal also served as Executive Vice President of Marketing, Strategy and Development at Ferruzi Group and as a Brand Manager at Procter & Gamble, France S.A.S.

Mr. Cumenal is a member of the board of directors of Lugano Diamonds. He previously served on the boards of directors of Blue Nile, Inc. from 2017 to 2022, Constellation Brands, Inc. (NYSE: STZ) from 2016 to 2017 and Tiffany & Co. (NYSE: TIF) from 2013 to 2017. In addition, Mr. Cumenal served on the Board of Trustees of the Whitney Museum of American Art from 2015 to 2017.

Mr. Cumenal is a graduate of Institut d’Études Politiques, holds an MBA from Ecole Superieure des Sciences Economiques et Commerciales and completed the Advanced Management Program at Harvard Business School.

BOARD SERVICE
Veris Residential, Inc. (2019 – Present); Constellation Brands, Inc. (2016 – 2017); Blue Nile, Inc. (2017-2022); Lugano Diamonds (2021 – Present); Tiffany & Co. (2013 – 2017).

A. Akiva Katz
DIRECTOR | AGE 48

OCCUPATION
Co-Founder and Managing Partner, Bow Street LLC (“Bow Street”)

EXPERIENCE
A. Akiva Katz was appointed to Veris Residential’s Board of Directors in 2020. He is the Chair of the Strategic Review Committee as well as a member of the Compensation Committee and the Nominating, Environmental, Social and Governance Committee. Mr. Katz brings a shareholder perspective to the Board as well as extensive real estate investing experience and a deep knowledge of financial markets derived from his work at major global investment firms.

Mr. Katz is the Co-Founder and Managing Partner of Bow Street LLC, a global institutional alternative asset management firm that has been a significant shareholder of Veris Residential since 2019. The firm employs a bottom-up, fundamental method of investing and seeks to identify asymmetric opportunities across asset classes in both public and private markets where it can add value by working collaboratively with companies and management teams.

Prior to founding Bow Street, Mr. Katz was a Managing Director at Brahman Capital, a value-oriented long/short investment firm. Earlier, he held roles at Rho Capital Management and the Global Mergers & Acquisitions Group at Merrill Lynch.

Mr. Katz is currently a member of the board of directors of TransAtlantis Funding LLC and Vivion Investments S.à r.l.

Mr. Katz holds a B.A. in Economics and Philosophy from York University in Toronto, and an MBA from Harvard Business School.

BOARD SERVICE
Veris Residential, Inc. (2020 – Present); TransAtlantis Funding LLC (2019 – Present); Vivion Investments S.à r.l. (2022 – present)

Nori Gerardo Lietz
DIRECTOR | AGE 69

OCCUPATION
Senior Lecturer of Business Administration,
Harvard Business School

EXPERIENCE
Nori Gerardo Lietz was appointed to Veris Residential’s Board of Directors in 2019 and is currently the Chair of the Nominating, Environmental, Social and Governance Committee. Ms. Gerardo Lietz has more than three decades of experience operating real estate practices with institutional investors and an intimate knowledge of real estate investment management.

Ms. Gerardo Lietz is the President of Areté Capital, a real estate advisory firm she founded in 2010. She is also a Senior Lecturer of Business Administration in the Finance and Entrepreneurial Management Units of Harvard Business School, where she currently teaches Real Estate Private Equity and Starting a Private Investment Firm.

From 2007 to 2011, Ms. Gerardo Lietz was a Partner and Chief Strategist for Private Real Estate and a member of the Global Investment Committee at Partners Group Holding AG. Ms. Gerardo Lietz co-founded Pension Consulting Alliance, Inc. in 1988 and served as a Managing Director while developing its real estate investment management and advisory activities until 2007. Previously, Ms. Gerardo Lietz co-founded Public Storage Institutional, Inc., an institutional money management firm deploying pension capital to acquire real estate assets, where she served as Senior Vice President until 1988. Ms. Gerardo Lietz practiced law in the corporate department of Paul Hastings LLP from 1982 to 1985.

Ms. Gerardo Lietz is a former member of the board of directors of the Pension Real Estate Association and the Real Estate Research Institute. Ms. Gerardo Lietz also previously served as a member of the board of directors of USA Water Polo, Inc.

Ms. Gerardo Lietz received an A.B. with honors from Stanford University in 1979 and a J.D. from the UCLA School of Law in 1982, where she was Chief Comment Editor of the UCLA Law Review.

BOARD SERVICE
Veris Residential, Inc. (2019 – Present).

Victor B. MacFarlane
DIRECTOR | AGE 75

OCCUPATION
Executive Chairman and Chief Executive Officer of MacFarlane Partners

EXPERIENCE
Victor B. MacFarlane was appointed to Veris Residential’s Board of Directors in 2021 and is currently a member of the Audit Committee and the Compensation Committee. Mr. MacFarlane has significant real estate and private capital expertise, as well as more than 45 years of experience in real estate investment, corporate finance, portfolio management and risk management, including serving as CEO of a real estate investment management firm.

Mr. MacFarlane is Executive Chairman and CEO of MacFarlane Partners, a real estate investment management and development firm he founded in 1987. Under his leadership, MacFarlane Partners pioneered the urban investment concept among institutional real estate managers and today is regarded as an industry leader in urban/smart-growth development, having invested $13 billion in properties totaling eight million square feet of commercial space and 15,000 multifamily housing units nationwide.

Mr. MacFarlane earned the 2024 Business Lifetime Achievement Award from the San Francisco Business Times and previously received the Distinguished Business Leadership Award from the USC School of Architecture. He has been awarded the Executive of the Year by the Greater Los Angeles African American Chamber of Commerce, the National Inner City Economic Leadership Award from the Initiative for a Competitive Inner City, and the Distinguished Alumni Award from the Joseph M. Katz Graduate School of Business at the University of Pittsburgh. He also holds an honorary Doctor of Law degree from the University of the District of Columbia.

Mr. MacFarlane currently serves as a member of the board of directors of Curbline Properties Corp. (NYSE: CURB). He previously served on the board of directors of Site Centers Corp. (NYSE: SITC) from 2002 to 2024, and the board of directors of Overland-Tandberg from 2019 to 2023. He is an emeritus board member of the Real Estate Executive Council, a member and former director of the Pension Real Estate Association (PREA), and a member and former trustee of the Urban Land Institute (ULI).

Mr. MacFarlane received a B.A. in University Studies from the University of New Mexico, a J.D. from the UCLA School of Law and an MBA from the Joseph M. Katz Graduate School of Business at the University of Pittsburgh.

BOARD SERVICE
Site Centers Corp. (2002 – 2024); Curbline Properties Corp. (2024-Present); Overland Tandberg (2019-2023); and Veris Residential, Inc. (2021 – Present).

Christopher Papa
DIRECTOR | AGE 60

OCCUPATION
Executive Vice President and Chief Financial Officer of Americold Realty Trust, Inc.

EXPERIENCE
Mr. Papa was appointed to Veris Residential’s Board of Directors in 2025 and is currently a member of the Audit Committee. Mr. Papa brings nearly 40 years of experience in real estate, accounting, tax, investor relations and corporate finance, including leadership roles at several publicly traded real estate companies.

Prior to joining Americold in 2026, Mr. Papa served as Executive Vice President and Chief Financial Officer of CenterPoint Properties Trust, and at Liberty Property Trust (now part of Prologis), a publicly traded REIT focused on industrial and office properties. Before that, he served 12 years as Executive Vice President and Chief Financial Officer at Post Properties, Inc. (now part of MAA), one of the nation’s largest developers and operators of upscale multifamily communities. During his tenure at Post Properties, Mr. Papa played a pivotal role in driving the company's growth and strategic initiatives in the multifamily sector.

Earlier in his career, Mr. Papa spent 15 years in public accounting, including time with BDO Seidman LLP and Arthur Andersen LLP, serving, among others, a broad range of clients in the multifamily and commercial real estate sectors.

Mr. Papa received a Bachelor of Science in Accounting from Clemson University and is a Certified Public Accountant.

BOARD SERVICE
Veris Residential, Inc. (July 2025 – Present).

Howard S. Stern
DIRECTOR | AGE 64

OCCUPATION
Founder and Principal, Stern & Associates, LLC

EXPERIENCE
Howard S. Stern was appointed to Veris Residential’s Board of Directors in 2020. He is currently the Chair of the Audit Committee and a member of the Compensation Committee. Mr. Stern has over 35 years of experience working in the real estate industry and has a deep knowledge of real estate entrepreneurship and advisory as well as commercial aspects of the REIT sector.

Mr. Stern is the Founder and Principal of Stern & Associates, LLC, a full-service real estate advisory and consulting firm established in 2014, and the Principal and Co-Founder of DSHS Student Housing Investment Group, a real estate vehicle that focuses solely on student housing. Mr. Stern currently serves as the Real Estate Chair for the Broe Real Estate Group, a family office developer/owner of more than 2,000 multifamily apartments in Denver, Colorado.

From 2010 to 2014, Mr. Stern was President and Director of Hudson Pacific Properties Inc. ("Hudson Pacific"; NYSE: HPP), a California-based office REIT. He co-founded Hudson Capital, the predecessor company to Hudson Pacific, in 2006 and in 2010, he led the company through its initial public offering and rebranding into Hudson Pacific. From 2000 to 2006, Mr. Stern served as Chief Investment Officer of Arden Realty, Inc., a twenty million-square-foot Southern California REIT that was sold to GE Capital in 2006. Earlier, Mr. Stern was Vice President of the Archon Group, a subsidiary of Goldman Sachs & Co., served as Vice President and Manager of First Federal Republic Bank, and worked as Senior Asset Manager and Asset Manager for Unity Savings and Gibraltar Savings.

Mr. Stern holds a B.A. in Political Economy from the University of California, Berkeley and an MBA from the University of Southern California.

BOARD SERVICE
Veris Residential, Inc. (2020 – Present); Hudson Pacific Properties Inc. (2010 – 2014).

Stephanie L. Williams
DIRECTOR | AGE 48

OCCUPATION
President, Bozzuto Management Company, and Partner, The Bozzuto Group

EXPERIENCE
Stephanie L. Williams was appointed to Veris Residential’s Board of Directors in 2023 and is currently a member of the Audit Committee and the Nominating, Environmental, Social and Governance Committee. Ms. Williams is a well-regarded leader in mixed-use real estate operations, management and development. She has served for several years as one of the top executives in multifamily property management overseeing a sizeable portfolio of residential units and commercial space across major markets nationwide, including a significant footprint in the New York area.

Ms. Williams is President of Bozzuto Management Company and a Partner at Bozzuto Group. She oversees Bozzuto Management Company’s day-to-day operations, strategic performance and economic value creation across its portfolio, which is currently valued at $40B and comprises 140,000 units covering 4 million square feet of commercial space across major markets nationally. In 2018 and 2020, under Ms. Williams’ leadership, Bozzuto Management Company was awarded #1 Property Management Company by the National Association of Home Builders and received national recognition by J Turner as the best property management company in the nation, based on online ratings, for seven consecutive years. Prior to her role as President, Ms. Williams advanced through several executive positions within Bozzuto’s development and management divisions after joining the company in 2004.
In 2022, Ms. Williams received the Bisnow D.C. Region Women Leading Real Estate Award. She was honored by the national CREW (Commercial Real Estate Women) Network as a 2021 Distinguished Leader and was the proud recipient of the Raise Up Your Voice award at the 2021 CREW DC awards. Ms. Williams was also named a Woman of Influence by Multifamily Executive Magazine and by the Baltimore Business Journal as a Best in Real Estate Honoree.

Ms. Williams is currently a Board member for the Real Estate Executive Council (REEC), an executive board member of the District of Columbia Building Industry Association (DCBIA) and an active member of the Urban Land Institute (ULI) and National Multifamily Housing Council (NMHC).

BOARD SERVICE
Veris Residential, Inc. (May 2023 – Present); District of Columbia Building Industry Association (DCBIA) (2022-Present).

BIOGRAPHICAL INFORMATION CONCERNING EXECUTIVE OFFICERS
Biographical information concerning Mahbod Nia, our chief executive officer, is set forth above under the capitation “Biographical Information Concerning our Board of Directors,” Biographical information for our executive officers as of the date of this Form 10-K/A is set forth below.

Amanda Lombard was appointed Chief Financial Officer on April 1, 2022 and is the Company’s principal financial officer and principal accounting officer. Ms. Lombard previously served as the Company’s Chief Accounting Officer beginning in January 2022. From December 2020, Ms. Lombard served as Executive Vice President and Chief Financial Officer at Seritage Growth Properties, a publicly-traded, self-administered and self-managed real estate investment trust that was engaged in the ownership, development, redevelopment, management and leasing of diversified and mixed-use properties throughout the United States. Prior to that, beginning in November 2018, Ms. Lombard served as Seritage’s Chief Accounting Officer. Before joining Seritage, Ms. Lombard served for over eight years at Gramercy Property Trust which, before its acquisition in October 2018 by affiliates of Blackstone Real Estate Partners VIII, was a publicly traded real estate investment trust that specialized in acquiring and managing income-producing industrial real estate leased in growing population centers across the United States. Ms. Lombard served as Gramercy’s Chief Accounting Officer from April to October of 2018, its SVP-Corporate Controller from December 2015 to April 2018 and its Assistant Controller from July 2010 to December 2015. Prior to joining Gramercy, Ms. Lombard held positions with King Street Capital Management and PricewaterhouseCoopers. Ms. Lombard received a Masters in Accounting from the University of Michigan’s Stephen M. Ross School of Business and a Bachelor of Arts from the University of Michigan. Ms. Lombard is a Certified Public Accountant.

Anna Malhari was appointed Chief Operating Officer of the Company on June 9, 2021. Ms. Malhari previously served as the Company’s Senior Vice President and Chief Administrative Officer beginning in March 2021. Prior to joining the Company, she served as an Associate Vice President and Vice President of Colony Capital, Inc. from 2017 to 2019, where she was responsible for NorthStar Realty Europe Corp’s capital markets activity and was closely involved in the company’s investment and management activities. Prior to joining Colony Capital, Ms. Malhari held various investment positions at Northstar Asset Management Group from 2014 to 2017 and Peakside Capital from 2011 to 2014. Ms. Malhari is AIEMA Associate member and holds a CEMS Double Degree Masters in International Management from the Business University in Prague and the University of Cologne.

Taryn D. Fielder serves as Executive Vice President, General Counsel and Corporate Secretary of the Company, a position she has held since April 2022. Before joining Veris, Ms. Fielder served as Senior Vice President, General Counsel and Corporate Secretary at WashREIT (now Elme Communities) from 2017-2022; Senior Vice President and General Counsel for ASB Real Estate Investments (2013-2017) and Assistant General Counsel for publicly-traded REIT DiamondRock Hospitality Company (2011-2013). Earlier in her career, she worked in Hogan & Hartson’s (now Hogan Lovells) Real Estate Group, and practiced corporate and real estate law with Simpson, Thacher and Bartlett LLP. Ms. Fielder earned her JD from Harvard Law School and her BA in International Relations, Political Science, French and Theater from Eckerd College. She currently serves as a fiduciary trustee on the Eckerd College Board of Directors.

GOVERNANCE MATTERS
We are dedicated to maintaining a high standard for corporate governance predicated on integrity, ethics, diversity and transparency. Our commitment to diversity is evidenced by both our current Board of Directors, five of nine (or 56%) of whom are female and/or racially or ethnically diverse.

ETHICS & COMPLIANCE
Our objective is to conduct business with integrity and in compliance with the letter and spirit of the law, while protecting human rights. The Code of Business Conduct and Ethics (“COBCE”) represents the Company’s key policy guide for daily operations, outlining expectations of employee and directors’ conduct relating to each other and towards the Company’s stakeholders.
ANTI-HARASSMENT
The Company maintains distinct policies and complaint procedures for sexual harassment and harassment and discrimination based on protected classifications. These anti-harassment policies form an integral part of the COBCE. Anti-harassment training is an integral part of the Company’s training program provided to all employees, who are encouraged to report any breaches of the anti-harassment policies to the General Counsel or Human Resources Department.
HUMAN RIGHTS
The Company’s Human Rights Policy expresses the Company’s commitment to respecting human rights across all operations and setting a positive example to the wider community and its stakeholders. The policy covers topics including forced and child labor, human trafficking and slavery, health and safety, discrimination and prejudice.
GRIEVANCE MECHANISM
The Company has a strict non-retaliation policy to encourage employees to raise issues and report concerns of misconduct and in 2022 introduced a third-party anonymous hotline for the reporting of any concerns by employees or other stakeholders.
SUPPLY CHAIN
It is important to us that our suppliers and partners operate ethically and share the Company’s ESG business principles. Our supply chain governance procedures introduced in 2020 and summarized in the Supplier Code of Conduct ensures our suppliers are aware of the standards and business practices we expect from them.
STAKEHOLDER ENGAGEMENT
Our main stakeholder groups include stockholders, employees, tenants and residents, suppliers, industry associations, communities, NGO advocacy and activist groups, governmental organizations and regulatory bodies, media and competitors. We engage with our stakeholders regularly and through multiple channels and take their feedback into account when assessing and preparing our corporate sustainability strategy.
CYBERSECURITY RISK MANAGEMENT
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

The Company’s cybersecurity strategy is focused on detection, protection, incident response, security risk management and mitigation, and resiliency of the cybersecurity infrastructure. The Company has implemented and continuously evaluates, tests and updates various information security processes, policies and protective technologies designed to identify, assess and manage material risks from cybersecurity threats to the Company’s critical computer networks, third-party hosted services, communications systems, hardware and software, and critical data, including confidential information that is proprietary, strategic or competitive in nature, as well as any personally identifiable information related to the Company’s residents and employees.

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

CYBERSECURITY GOVERNANCE
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
BOARD AND COMMITTEE GOVERNANCE
Our Board of Directors remains committed to the highest standard of corporate governance. Our amended and restated bylaws generally allow stockholders to propose amendments to the bylaws for approval by the stockholders. Our bylaws also provide for majority voting in the election of directors, whereby each director nominee that is not elected by a majority of the votes cast in an uncontested election of directors is now required to tender their resignation for consideration by the NESG Committee.

During 2025, the entire Board of Directors met seven (7) times and acted five (5) times by unanimous written consent. In 2025, no director attended fewer than 75% of the aggregate of: (i) the total number of meetings of the Board of Directors held during the period for which they served as a director and (ii) the total number of meetings held by all committees of the Board of Directors on which they served during the periods that they served. The Company does not have a formal policy regarding attendance by members of the Board of Directors at the annual meeting of stockholders, but the Company strongly encourages all members of the Board of Directors to attend its annual meetings and expects such attendance except in the event of exigent circumstances. All nine (9) members of the Board of Directors at the time of the 2025 annual meeting of stockholders were in attendance at the 2025 annual meeting of stockholders.

Currently, the Company has separated the roles of Chief Executive Officer and Chair of the Board. The Company believes that at this time the separation of these roles permits the Chair of the Board to focus on oversight of the Company’s long-term corporate development goals while the Chief Executive Officer focuses on the strategic direction of the Company and oversees the day-to-day performance of the other executive officers in executing the Company’s business plan. During 2025, the non-management directors met in Executive Session five (5) times, which meetings were presided over by the Chair. Key responsibilities of our Chair include, among others, presiding at Executive Sessions of independent directors, facilitating communications between the independent directors and the Company’s management team, and calling meetings of the independent directors, as necessary.

Pursuant to authority vested in the Audit Committee and pursuant to its charter, the Audit Committee is responsible for overseeing the Company’s financial risk exposure and the Company’s risk assessment and risk management policies and procedures. The Audit Committee discharges its risk oversight responsibilities as part of its quarterly reviews of the Company’s quarterly and annual financial statements by discussing with management, the Company’s independent auditors and outside legal counsel the Company’s risk profile, financial risk exposure and risk mitigation policies and procedures. In addition, the Compensation Committee, in consultation with the independent compensation consultant to the Compensation Committee, conducts an annual risk assessment of the Company’s compensation programs as described under “Compensation Risk Assessment” as discussed below. The Company does not believe that the performance of these oversight functions by these committees has any effect on the leadership structure of the Board of Directors.

The Board of Directors has adopted equity ownership guidelines that require each non-employee director to own an aggregate amount of shares of Common Stock, units of limited partnership interest of the Operating Partnership redeemable for shares of Common Stock or units under the Company’s Deferred Compensation Plan for Directors equal in value to five times the annual cash retainer paid to directors (currently the total required ownership amount is $325,000). The guidelines provide that, until the required ownership level is achieved, directors must retain 100% of net-after-tax shares from the exercise or vesting of compensatory awards. As of the most recent compliance measuring date (the Board of Directors meetings corresponding to the most recent annual meeting of stockholders), each of the directors is in compliance and moving towards the goal.

The Board of Directors has a retirement policy for directors. Pursuant to this policy, the Company’s Corporate Governance Principles provide that a director may neither stand nor be nominated for re-election to the Board of Directors after attaining the age of 80.

The Board of Directors proactively considers the overall size and composition of the Board of Directors and reviews and monitors management development and succession planning activities. The Chief Executive Officer regularly presents management’s perspective on business objectives and discusses his perspective on the Company’s deep pool of talented employees and succession planning for the Company.

The Board of Directors also has adopted a policy that provides that executive officers, employees, and directors may not acquire securities issued by the Company or any of its affiliates using borrowed funds, may not use margin in respect of securities issued by the Company or any of its affiliates, may not pledge securities issued by the Company or any of its affiliates as collateral, and may not engage in hedging or other transactions with respect to their ownership of securities issued by the Company or its affiliates, each of which the Board of Directors believes would be inconsistent with the purposes and intent of the stock ownership guidelines applicable to directors, the Chief Executive Officer and executive vice presidents.

In accordance with Rule 10A-3 of the Exchange Act, the Audit Committee provides for employees to contact the Audit Committee in writing or by telephone, on a confidential, anonymous basis, to submit concerns regarding questionable accounting or auditing matters, and the Audit Committee has policies and procedures, subject to the Company’s internal controls, for the retention and treatment of complaints.

MEETINGS OF COMMITTEES OF THE BOARD OF DIRECTORS
The Board of Directors currently has four standing committees: the Audit Committee; the Compensation Committee; the NESG Committee and the Strategic Review Committee.

AUDIT COMMITTEE
The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Howard S. Stern, as Chair, Tammy K. Jones, Victor B. MacFarlane, Christopher Papa and Stephanie Williams. The Board of Directors has determined that each of the members of the Audit Committee is an “independent” director within the meaning of the NYSE independence standards and Rule 10A-3 promulgated by the SEC under the Exchange Act and satisfies applicable financial literacy standards of the NYSE. The Board of Directors has also determined that each of the members of the Audit Committee qualifies as an Audit Committee Financial Expert under applicable SEC rules. The Audit Committee met four (4) times during 2025.

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

COMPENSATION COMMITTEE
The Compensation Committee consists of Frederic Cumenal, as Chair, A. Akiva Katz, Victor B. MacFarlane and Howard S. Stern. The Compensation Committee is responsible for implementing the Company’s compensation philosophies and objectives, establishing remuneration levels for executive officers of the Company and implementing the Company’s incentive programs, including the Company’s stock option and incentive plans. The Board of Directors has determined that each member of the Compensation Committee is an “independent” director within the meaning of the NYSE independence standards, Rule 10C-1 promulgated by the SEC under the Exchange Act, and is a “non-employee” director under Rule 16b-3 under Section 16 of the Exchange Act. The Compensation Committee met four (4) times in 2025., and acted one (1) time by unanimous written consent

Pursuant to its charter, the primary purposes of the Compensation Committee are (i) to assist the Board of Directors in discharging its responsibilities in respect of compensation of the Company’s executive officers; (ii) to discuss with the chief executive officer the compensation of other senior executives; (iii) to review and administer the Company’s compensation and benefit programs, and (iv) to produce an annual report on executive compensation for inclusion in the Company’s annual proxy statement or annual report that complies with the rules and regulations of the SEC. In addition, pursuant to its charter, the Compensation Committee is responsible for establishing and reviewing the annual and long term corporate goals and objectives relevant to compensation of the Company’s executive officers in light of performance goals and objectives. The Compensation Committee has sole authority to determine and approve the compensation levels of the executive officers. The Compensation Committee has not delegated, and does not delegate, any of its responsibilities to any other person. The manner in which the Compensation Committee discharges its responsibilities is described under the heading “Compensation Discussion and Analysis” below.

NOMINATING, ENVIRONMENTAL, SOCIAL AND GOVERNANCE COMMITTEE
The Nominating, Environmental, Social and Governance Committee (the "NESG Committee") identifies individuals qualified to become members of the Board of Directors and recommends to the Board of Directors the slate of directors to be nominated at the annual meeting of stockholders. The NESG Committee considers recommendations for nominees for directorships submitted by stockholders, provided that the NESG Committee will not entertain stockholder nominations from stockholders who do not meet the eligibility criteria for submission of stockholder proposals under SEC Rule 14a-8 of Regulation 14A under the Exchange Act. There have been no changes to the procedures for stockholders to submit written recommendations for nominees to the Board of Directors from those set forth under the heading “Stockholder Communications” in the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on April 29, 2025.

The NESG Committee analyzes, on an annual basis, the skills and attributes of the members of the Board of Directors, and recommends to the Board of Directors appropriate individuals for nomination as members of the Board of Directors. Based on the Company’s strategic plan, the NESG Committee has developed a skills matrix to assist it in considering the appropriate balance of experience, skills and attributes required of a director and to be represented on the Board of Directors as a whole. The skills matrix is periodically reviewed and updated by the NESG Committee.

The NESG Committee evaluates potential nominees to the Board of Directors against the skills matrix. The skills matrix has two sections — a list of core criteria that every member of the Board of Directors should meet and a list of skills and attributes desired to be represented collectively on the Board of Directors. The skills matrix reflects the following core director criteria that should be satisfied by each director or nominee:

•Service on no more than six other public company boards;
•High integrity and ethical standards;
•Standing and reputation in the individual’s field;
•Risk oversight ability with respect to the particular skills of the individual director;
•Understanding of and experience with complex public companies or like organizations; and
•Ability to work collegially and collaboratively with other directors and management.

The skills matrix reflects the following skills and attributes desired to be represented collectively on the Board of Directors as a whole:

•Independence under the Company’s Standards for Director Independence and NYSE listing requirements, subject to waiver based on the NESG Committee’s business judgment;
•Corporate governance expertise;
•Financial expertise;
•Commercial real estate industry expertise;
•Diversity;
•Legal expertise;
•Capital markets expertise;
•Political/land use/environmental policy expertise; and
•Technology/business process expertise.

Although the NESG Committee does not have a formal diversity policy, it endeavors to comprise the Board of Directors and its committees with members having a broad mix of professional and personal backgrounds. Thus, the NESG Committee accords some weight to the individual professional background and experience of each director. Further, in considering nominations, the NESG Committee takes into account how a candidate’s professional background would fit into the mix of experiences represented by the then-current Board of Directors. When evaluating a nominee’s overall qualifications, the NESG Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily required of all prospective nominees. In addition to the aforementioned criteria, when evaluating a director for re-nomination to the Board of Directors, the NESG Committee also considers the director’s history of attendance at board and committee meetings, the director’s preparation for and participation in such meetings, and the director’s tenure as a member of the Board of Directors.

The NESG Committee also reviews and provides ongoing support for the Company’s strategy related to environmental, social and governance (“ESG”) matters, including environmental, health, safety, diversity and inclusion, governance, corporate social responsibility, employee relations, human rights, worker safety, natural resource scarcity and sustainability. The NESG Committee oversees the Company’s management of ESG related risks and determines which ESG issues are of strategic significance to the Company.

The NESG Committee currently consists of Nori Gerardo Lietz, as Chair, Tammy Jones, A. Akiva Katz and Stephanie Williams. The Board of Directors has determined that each of the members of the NESG Committee is an “independent” director within the meaning of the NYSE independence standards. The NESG Committee met four (4) times in 2025,and acted two (2) times by unanimous written consent.

STRATEGIC REVIEW COMMITTEE
On June 12, 2020, the Board of Directors formed the Strategic Review Committee comprised of four directors. The Strategic Review Committee currently consists of A. Akiva Katz, as Chair, Frederic Cumenal, Tammy K. Jones and Mahbod Nia and met thirty-six (36) times during 2025. The Strategic Review Committee is responsible for reviewing the Company’s operations and strategy and assessing alternatives to increase stockholder value.

AVAILABLE INFORMATION
The Board of Directors has adopted written charters for the Audit Committee; the Compensation Committee; the NESG Committee; and the Strategic Review Committee. The Company makes available free of charge on or through its website items related to corporate governance matters, including, among other things, the Company’s Corporate Governance Principles, charters of the various committees of the Board of Directors, the current Corporate Social Responsibility Report, and the Company’s Code of Business Conduct and Ethics applicable to all employees, officers and directors. The Company’s website is https://verisresidential.com/. The Company intends to disclose on its website any amendments to or waivers from its Code of Business Conduct and Ethics as well as any amendments to its Corporate Governance Principles or the charters of the various committees of the Board of Directors. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Veris Residential, Inc., Attn: General Counsel, Harborside 3, 210 Hudson Street, Ste. 400, Jersey City, New Jersey 07311.

STOCKHOLDER COMMUNICATIONS
Our Board of Directors casts a wide net for input to inform its decision making. As part of these efforts, the Board of Directors values input from stockholders, who both represent a broad range of views and have a financial interest in the strength of the Company. The Company thus maintains a variety of mechanisms to enable this input and facilitate written communications from our stockholders and other interested parties to the Board of Directors, its committees or its members. All stockholder and other interested party communications must (i) be addressed to the General Counsel of the Company, Veris Residential, Inc., Harborside 3, 210 Hudson Street, Ste. 400, Jersey City, New Jersey 07311 or at the General Counsel’s e-mail address at generalcounsel@verisresidential.com; (ii) be in writing either in print or electronic format; (iii) be signed by the stockholder or interested party sending the communication; (iv) indicate whether the communication is intended for a specific director(s), the entire Board of Directors, or the NESG Committee; (v) if the communication relates to a stockholder proposal or director nominee, identify the number of shares held by the stockholder, the length of time such shares have been held, and the stockholder’s intention to hold or dispose of such shares, provided that the Board of Directors and the NESG Committee will not entertain stockholder proposals or stockholder nominations from stockholders who do not meet the eligibility and procedural criteria for submission of stockholder proposals under either SEC Rule 14a-8 of Regulation 14A under the Exchange Act or the advanced notice provisions of our bylaws; and (vi) if the communication relates to a director nominee being recommended by the stockholder, must include appropriate biographical information of the candidate.

Upon receipt of a stockholder communication that is compliant with the requirements identified above, the General Counsel promptly delivers such communication to the appropriate board or committee member(s) identified by the stockholder as the intended recipient of such communication by forwarding the communication to either the Chair of the Board of Directors or the Chair of the NESG Committee, as the case may be.

The General Counsel may, in her sole discretion and acting in good faith, provide copies of any such stockholder communication to any one or more directors and executive officers of the Company, except that in processing any stockholder communication addressed to non-management directors that expressly requests management not be provided with the communication, the General Counsel may not copy any member of management in forwarding such communication to non-management directors.

POLICIES RELATING TO THE ELECTION OF DIRECTORS
Elections to the Board of Directors are conducted in accordance with the Company’s Charter, bylaws and the laws of the state of Maryland, which provide that directors are to be elected at a meeting of the Company’s stockholders by a majority of the votes cast in an uncontested election and by a plurality of votes cast in a contested election. Under the Company’s bylaws and Corporate Governance Principles, if in any uncontested election of directors, a director nominee does not receive a majority of votes cast “for” their election, such director nominee must promptly tender their resignation for consideration by the NESG Committee. The NESG Committee will then promptly evaluate all relevant factors relating to the election results, including, but not limited to: (i) the underlying reasons why a majority of affirmative votes was not received (if ascertainable); (ii) the director’s background, experience and qualifications; (iii) the director’s length of service on the Board of Directors and contributions to the Company; and (iv) whether the director’s service on the Board of Directors is consistent with applicable regulatory requirements, listing standards, the Company’s Corporate Governance Principles and the corporate governance guidelines of independent voting advisory services such as Institutional Shareholder Services (“ISS”).

Subject to any applicable legal or regulatory requirements, the NESG Committee will, within ninety (90) days from the date of the stockholder vote, decide whether to accept the tender of resignation, reject the resignation or, if appropriate, conditionally reject the resignation and retain the director in office only if the underlying causes of the votes cast “against” the director can be promptly and completely cured. A full explanation of the NESG Committee’s decision will be promptly publicly disclosed in a periodic or current report filed with the SEC. Any director who tenders their resignation pursuant to this principle and any non-independent director will not participate in the deliberations and decisions made thereunder. In addition, a director must tender their resignation for consideration by the NESG Committee if such director’s principal occupation or business association changes substantially during their tenure as a director.

Insider Trading Policies and Procedures
The Board of Directors has adopted a policy on insider trading governing the purchase, sale, and/or other dispositions of securities of the Company, the Operating Partnership or certain other publicly-traded companies (collectively, “Covered Securities”) by directors, officers and employees. The policy on insider trading requires compliance with all applicable laws, rules and regulations governing the offer and sale of Covered Securities and prohibits directors, officers and employees from engaging in transactions in Covered Securities while in possession of material nonpublic information. The policy on insider trading establishes quarterly blackout periods during which trading in the Company’s securities is prohibited. These blackout periods begin five (5) trading days prior to the date our quarterly financial results are publicly disseminated and end after two (2) trading days have elapsed since the public dissemination of financial results for that quarter. In addition, the policy on insider trading requires senior officers and key employees to obtain pre-approval of any transactions in Covered Securities from General Counsel. A copy of the Company’s policy on insider trading is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2023.

DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act requires our directors, executive officers, and the holders of more than 10% of our common stock to file with the SEC initial reports of beneficial ownership of our common stock and other equity securities on a Form 3 with 10 calendar days of becoming a director, executive officer or holder of more than 10% of our common stock, and reports of changes in such ownership on a Form 4 within two business days of such changes or in certain cases a Form 5 within 45 days of our fiscal year end.

Based solely on our review of these forms and related written representations, we believe that all Section 16(a) reports were filed on a timely basis in fiscal year 2025.

ANTI-HEDGING/ANTI-PLEDGING POLICY
The Board of Directors has adopted a policy that provides that executive officers, employees, and directors may not acquire securities issued by the Company or any of its affiliates using borrowed funds, may not use margin in respect of securities issued by the Company or any of its affiliates, may not pledge securities issued by the Company or any of its affiliates as collateral, and may not engage in hedging or other transactions with respect to their ownership of securities issued by the Company or its affiliates, each of which the Board of Directors believes would be inconsistent with the purposes and intent of the stock ownership guidelines applicable to directors and the executive officers.

CORPORATE GOVERNANCE AND SUSTAINABILITY HIGHLIGHTS
Our Board of Directors is committed to strong corporate governance. Our governance framework is designed to promote the long-term interests of our stockholders and strengthen Board and management accountability.

WHAT WE DO
•Subtitle 8 Opt Out. In 2019, we opted out of the classified board provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law (often referred to as the Maryland Unsolicited Takeovers Act (“MUTA” or “Subtitle 8”)) and are prohibited from opting back into the Subtitle 8 provision allowing the Board to self-classify, without stockholder approval.
•No Poison Pill. No Stockholder Rights Plan in effect.
•Annual Election of Directors. Our Board of Directors consists of a single class of directors who stand for election each year.
•Majority Voting Standard for Directors with Director Resignation Policy. Our bylaws include a majority voting standard for the election of directors. Under our Corporate Governance Principles, any incumbent director who fails to receive the required vote for re-election must tender their resignation for consideration by the NESG Committee.
•Independent Board. Eight of our nine directors are independent and all members serving on our Audit, Compensation and NESG Committees are independent.
•Concurrent Stockholder Power to Amend our Bylaws. Our bylaws permit stockholders to propose binding amendments to the bylaws for approval by the stockholders at an annual or special meeting of the stockholders. Amendments to the Company’s bylaws must be submitted in compliance with the Company’s policies and procedures for stockholder communications and are subject to approval by the stockholders by the affirmative vote of a majority of all votes entitled to be cast by the stockholders on the matter.
•Executive Sessions of our Board. An Executive Session of non-management directors is held following each regularly-scheduled quarterly meeting of the Board of Directors.
•Independent Chair. As of June 2020, our Lead Independent Director transitioned to the role of independent Chair, and continues to ensure strong and independent leadership of our Board of Directors by, among other things, presiding at all meetings of our Board of Directors and at Executive Sessions of the non-management directors.
•Board Evaluations. Our NESG Committee oversees annual evaluations of our Board of Directors and its required committees.
•Regular Succession Planning. A high priority is placed on regular and thoughtful succession planning for our senior management.
•Risk Oversight by Full Board and Committees. A principal function of our Board of Directors is to oversee risk assessment and risk management related to our business. Oversight for specific areas of risk exposure is delegated to our Board committees.
•Annual Say-on-Pay. We annually submit “say-on-pay” advisory votes to stockholders for their consideration and vote.
•Social Responsibility. We strive to conduct our business in a socially responsible manner that balances consideration of environmental and social issues with creating long-term value for our Company and our stockholders. Our Sustainability Report is published on our website at www.investors.verisresidential.com/environmental-social-governance.
•Code of Ethics. A robust Code of Business Conduct and Ethics is in place for our directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis evaluates the compensation policies and programs for our named executive officers as determined under the SEC’s executive compensation disclosure rules for 2025. The following table identifies our “named executive officers” for purposes of this Compensation Discussion and Analysis, including our chief executive officer and each of our executive vice presidents:

NAME	TITLE
Mahbod Nia	Chief Executive Officer
Amanda Lombard	Chief Financial Officer
Anna Malhari	Chief Operating Officer
Taryn D. Fielder	General Counsel and Secretary
Jeffrey S. Turkanis	Former Chief Investment Officer

The executive compensation program was designed to appropriately incentivize the Company’s leadership and further strengthen alignment between management and our stockholders. With regard to absolute levels of executive compensation and the Company’s named executive officer compensation program, the Compensation Committee periodically reviews relevant information about competitive pay levels and structures but also considers a number of other factors, as described in further detail in this Compensation Discussion and Analysis.

STOCKHOLDER SAY-ON-PAY ADVISORY VOTE
In 2025, we sought a stockholder say-on-pay advisory vote regarding executive compensation, and approximately 95.3% of the votes cast (excluding abstentions) were in favor of our executive compensation. The Compensation Committee viewed this approval rate as being strongly supportive of the Company’s general approach to executive compensation. The Compensation Committee believes its compensation actions in 2025 aligned the Company’s executive compensation plans with stockholder expectations. We most recently sought a stockholder advisory vote regarding the frequency of the say-on-pay advisory vote in 2023 with stockholders continuing to support one year as the frequency for holding future advisory votes on the compensation of the Company’s named executive officers. We currently intend to continue to seek an annual stockholder say-on-pay advisory vote regarding executive compensation and to consider stockholder feedback on our compensation program when making future compensation decisions. In 2025, we continued our stockholder outreach program under which we provide opportunities for our investors to provide their perspectives on our executive compensation.

2025 COMPENSATION PROGRAM OVERVIEW
The key objectives of our executive compensation program remain unchanged:
•Attracting, motivating and retaining key talent;
•Tying compensation to the achievement of key short and long-term objectives, including specific strategic performance goals and individual performance in the case of the annual cash incentive program and absolute and relative TSR in the case of the long-term incentive program; and
•Aligning management’s interests with those of stockholders.

FACTORS GUIDING DECISIONS
•Pay for performance whereby a substantial portion of pay is variable and directly linked to Company and individual performance against pre-established short and long-term objectives;
•Stockholder feedback;
•General market pay and governance practices to ensure total compensation is competitive; and
•Mitigating compensation risk.

2025 COMPENSATION PROGRAM FOR OUR NAMED EXECUTIVE OFFICERS
•Total compensation opportunities targeted at levels that are generally comparable to target total compensation levels for similarly-situated executives of the Peer Group REITs (as defined below in this Compensation Discussion and Analysis under the heading “Process for Determining Compensation”);
•An annual cash incentive plan with seventy percent (70%) of the target award based on measurable Company goals and thirty percent (30%) based on individual performance as determined by the Compensation Committee (and ratified by the Board); and
•A long-term incentive plan consisting of stock awards granted under our equity incentive plan, with (i) fifty percent (50%) of the target award granted in the form of service-vesting stock units (“RSUs”) vesting ratably over three years with an outperformance plan modifier (with a three-year cliff vest) based on the achievement of superior results for Adjusted FFO1 per share that could result in up to 200% of the target RSUs being earned ("OPRSUs"), and (ii) fifty percent (50%) of the target award granted in the form of performance-vesting stock units (“PSUs”) vesting over a three-year performance period based 50% on absolute TSR hurdles and 50% based on relative TSR hurdles.

The Compensation Committee believes that the Company’s overall executive compensation program incorporates many compensation elements that are considered best practices, including:
•The Company’s equity compensation plan prohibits the repricing of underwater options and does not contain any evergreen features;
•No equity compensation agreements or awards for any executive officers provide for tax gross-up payments;
•Executive perquisites are limited to vehicle allowances in de minimis amounts;
•Our annual cash incentive program generally does not provide minimum or guaranteed bonus amounts;
•All severance arrangements with the named executive officers pursuant to their respective employment or equity award agreements, as applicable, provide reasonable severance benefits, and require a double-trigger for payouts of severance and acceleration of equity in the event of a change of control;
•Employees, officers and directors are prohibited from engaging in any margin, hedging, or pledging activities in respect of the Company’s securities;
•Executives, including the named executive officers, are subject to stock ownership guidelines that require them to accumulate and hold Company shares valued at a multiple of base salary (5x salary for our CEO and 2x salary for EVPs). Until the required ownership level is achieved, executives must retain 100% of net-after-tax shares from the exercise of stock options or vesting of time-based or performance-based shares or LTIP units; and
•Our clawback policies enable the Board to require certain current and former executives to repay incentive compensation if there is a restatement of our financial results in certain circumstances.

COMPENSATION CONSULTANT
ROLE OF THE COMPENSATION CONSULTANT
In 2025, the Compensation Committee again retained FW Cook as its independent compensation consultant (the “Compensation Consultant”) to assist with structuring the Company’s various compensation programs and determining appropriate levels of salary, annual cash incentive plan and other compensatory awards payable to the Company’s executive officers and key employees. In 2025, FW Cook assisted on all relevant matters, including assisting with respect to: (i) assessing the Company’s and management’s performance relative to the Peer Group REITs; (ii) evaluating market-competitive ranges for salaries, annual cash incentive and long-term incentive compensation opportunities; (iii) providing guidance on compensation and governance practices relative to ISS and Glass Lewis policy guidelines; and (iv) structuring annual and long-term incentive compensation plans for management. In addition, FW Cook consulted with the Compensation Committee on non-employee director compensation.

DETERMINATION OF COMPENSATION CONSULTANT’S OBJECTIVITY
FW Cook was engaged by the Compensation Committee to act as an independent outside consultant to the Compensation Committee. The Compensation Committee closely examines the safeguards and steps that FW Cook takes to ensure that its executive compensation consulting services are objective. The Compensation Committee takes into consideration that:

•The Compensation Committee hired and has the authority to terminate the engagement of its consultants for executive compensation related services;
•The Compensation Consultant is engaged by and reports directly to the Compensation Committee for all executive compensation services; and
•The Compensation Consultant has direct access to members of the Compensation Committee during and between meetings.

In 2025, FW Cook did not perform, directly or indirectly through an affiliate, any services for the Company other than services provided for the Compensation Committee. Based on a consideration of factors deemed relevant to the Compensation Committee regarding FW Cook, including without limitation the independence factors specified in Section 303A.05 of the NYSE Listed Company Manual, including the nature of the services provided, the amount of the compensation consultant’s fees, its policies and procedures to prevent conflicts of interest, its business or personal relationships with our directors and executive officers, and its stock ownership in us, the Compensation Committee concluded that FW Cook is independent and that the work that it performs for the Compensation Committee has not raised any conflict of interest.

(1)    Adjusted FFO is defined as funds from operations (FFO) less (i) recurring tenant improvements, leasing commissions and capital expenditures, (ii) straight-line rents and amortization of acquired above/below-market leases, net and (iii) other non-cash income, plus (iv) other non-cash charges, and subject to adjustment for items that may distort the comparative measurement of the Company’s performance over time. For a reconciliation of FFO to net income, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations, beginning on page 35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

PROCESS FOR DETERMINING COMPENSATION
As input into the process of setting pay opportunities for 2025, the Compensation Committee considered a competitive analysis of pay levels and program design practices used by a peer group consisting of the following twelve REITs (collectively, the “Peer Group REITs”):

American Assets Trust, Inc.	Elme Communities
Apartment Investment and Management Company	Empire State Realty Trust, Inc.
Armada Hoffler Properties, Inc.	Essex Property Trust, Inc.
Brandywine Realty Trust	Independence Realty Trust, Inc.
Camden Property Trust	JBG SMITH Properties
Centerspace	UDR, Inc.

The Compensation Committee used this analysis to evaluate the competitiveness of base salary, target annual cash incentives, equity awards and target total compensation opportunities for the named executive officers, including the assessment of individual components of compensation. The Compensation Committee did not target a specific percentile of the Peer Group REITs for any compensation determinations but used the compensation data from the Peer Group REITs as a factor in determining the appropriateness of compensation amounts generally.

The Compensation Committee, with assistance from the Compensation Consultant, and based upon the recommendations of the Chief Executive Officer with respect to the other named executive officers, determines (and the Board ratifies) the appropriate combination of cash and equity-based compensation to pay to the Company’s executives and establishes (and the Board ratifies) performance metrics for annual cash incentive plan awards in consideration of its primary objectives with respect to executive compensation. In determining the appropriate amounts and mix of such compensation, the Compensation Committee considers the Compensation Consultant’s competitive analyses of the Company’s overall compensation arrangements. The Chief Executive Officer is responsible for the strategic direction and long-term planning for the Company and oversees the day-to-day performance of the other named executive officers. As such, the Compensation Committee believes that the input of the Chief Executive Officer is necessary information for it to evaluate the performance of the other named executive officers and make recommendations for their compensation packages.

The Compensation Committee evaluated the 2025 performance of the Company’s named executive officers relative to the 2025 performance metrics for the annual cash incentive plan awards in the first quarter of 2026, after all information relative to the 2025 performance metrics for the annual cash incentive plan awards had been determined. Based on this evaluation, the Compensation Committee, with assistance from the Compensation Consultant, determined (and the Board ratified) each executive’s earned annual cash award for performance in 2025, which was paid in the first quarter of 2026.

COMPONENTS OF COMPENSATION IN 2025
For 2025, the Company’s core executive compensation program consisted of the following elements: (1) annual base salary; (2) annual cash incentive plan award; and (3) awards of service-based and performance-based stock units.

As reflected in the following charts that cover 2025 compensation, this approach results in a significant amount of our named executive officers’ compensation being “at-risk” and subject to financial, operational and/or stockholder return performance goals:

TARGET PAY MIX - CEO	TARGET PAY MIX - AVG. OTHER NEOS

Pay at Risk 88%	Pay at Risk 75%

BASE SALARIES
Base salaries are the fixed component of total compensation and are established at levels the Compensation Committee deems appropriate for the function each executive officer performs (subject to ratification by the Board). Base salaries are reviewed annually with assistance from the Compensation Consultant and may be adjusted upward by the Compensation Committee from time to time (subject to ratification by the Board). The table below sets forth the annual base salaries for the named executive officers in 2025:

EXECUTIVE OFFICER	2025 BASE SALARY	2024 BASE SALARY
Mahbod Nia	$800,000	$800,000
Amanda Lombard	400,000	400,000
Jeffrey S. Turkanis	400,000	400,000
Anna Malhari	450,000	400,000
Taryn D. Fielder	400,000	400,000

ANNUAL CASH INCENTIVE PLAN COMPENSATION
The Company’s policy of awarding annual cash incentive plan awards is designed to specifically relate executive pay to Company and individual performance and to provide financial rewards for the achievement of Company objectives aligned with our business strategy.

In March 2025, the Compensation Committee approved (and the Board ratified) an annual cash incentive plan for the named executive officers for 2025, which was designed to directly support the Company’s short-term goals.

2025 ANNUAL CASH INCENTIVE AWARD OPPORTUNITY LEVELS
For 2025, the Compensation Committee established (and the Board ratified) annual cash incentive award opportunities for each named executive officer as a percentage of base salary as set forth in the table below.

EXECUTIVE	THRESHOLD	TARGET	MAXIMUM
Mahbod Nia	75%	150%	300%
Amanda Lombard	50%	100%	150%
Jeffrey S. Turkanis	50%	100%	150%
Anna Malhari	50%	100%	150%
Taryn D. Fielder	50%	100%	150%

2025 ANNUAL CASH INCENTIVE PERFORMANCE METRICS
The determination of 2025 annual cash incentive plan awards for the named executive officers was based on the achievement of certain performance measures approved by the Compensation Committee (and ratified by the Board) as described below. The objectives described below were designed to reward the achievement of significant corporate goals including NOI growth; Core FFO; the disposition of non-strategic assets; reductions in debt; and the attainment of ESG and cybersecurity goals.

METRIC	WEIGHT	THRESHOLD	TARGET	MAXIMUM	ACTUAL RESULT	OUTCOME
Residential Same Store NOI	15%	2.2%	2.7%	3.2%	2.7%	Target
Core FFO (per Share)(1)	15%	$0.60	$0.63	$0.66	$0.72	Maximum
Transactions (2)	15%	$125M	$230M	$280M	$524.7M	Maximum
Debt Repayment (3)	10%	$70M	$190M	$240M	$478.6M	Maximum
ESG & Technology (4)(5)	5%	1 out of 3	2 out of 3	3 out of 3	3	Maximum
Company Goals	10%	7 out of 12	9 out of 12	12 out of 12	11	Between Target and Maximum
Individual Performance	30%	1	3	5	5	Maximum

(1)    Core FFO is calculated as presented in the Company’s earnings release and supplemental.
(2) Excludes sales counted in previous years bonus targets, including Water, Wall and 65 Livingston. If an asset is under binding contract with a nonrefundable deposit, this should be considered completed. The transactions ranges assumed approximately $300 million of the $300-$500 million publicly announced strategic sales target were completed in 2025 at the maximum end of the range.
(3)    The debt repayment targets are net of proceeds drawn on the facility to fund the Urby JV consolidation.
(4)    ESG and Technology goals are: (i) 71% of the consolidated portfolio (by unit) to be Green Certified (LEED, Energy Star >85 or other) at the end of 2025 (currently at 64%), (ii) 19% reduction in same store Downstream Lease Asset Emissions (resident emissions) compared to 2022 base year, and (iii) Cybersecurity rating under the NIST framework of above 3.2 (compared to 2.6 in 2024).
(5)    The calculation of ESG goals (i) and (ii) excluded the impact of the acquisition of Ironstate’s 15% interest in Sable.

The pages that follow describe the above-referenced Company Goals/Tasks that were approved by the Compensation Committee (and ratified by the Board), including the reasons these objectives were selected; the rationale for the designated hurdles; and the results achieved and the corresponding payouts earned. Thereafter, we disclose the Compensation Committee’s considerations relating to the individual performance of each of the Company’s NEOs as of December 31, 2025.

OBJECTIVE 1: SAME STORE NOI
WHY WAS THIS MEASURE CHOSEN?
Same Store NOI is used to measure the net operating income of properties that were owned by us during both the current period and prior reporting periods. The NOI levels of our properties directly impact Company performance and shareholder returns.

WHAT WAS THE TARGET AND CONSIDERATIONS IN ESTABLISHING THE TARGET?
In establishing the Target for the 2025 Same Store NOI metric, the Compensation Committee considered, among other things, the Company's 2025 operating budget and forecasts, historical operating trends and macroeconomic factors. The Targets were adjusted proportionately by the change in budgeted NOI from adjusting the Same Store NOI pool to reflect the impact of multifamily assets sold during 2025.

Based on, among other factors, the items considered above, the Compensation Committee established (and the Board ratified) a Target for 2025 of 2.7% Same Store NOI growth, with a range of 2.2% (Threshold) to 3.2% (Maximum).

WHAT WERE THE ACTUAL RESULTS?
We achieved Same Store NOI in 2025 of 2.7%, which was the Target goal.

OBJECTIVE 2: CORE FFO
WHY WAS THIS MEASURE CHOSEN?
Core FFO is the financial metric that the Company utilizes to evaluate the Company's overall performance and is similar to metrics utilized within the REIT sector and our peer group as a measure of performance.

WHAT WAS THE TARGET AND CONSIDERATIONS IN ESTABLISHING THE TARGET?
In establishing the Target for the 2025 Core FFO metric, the Compensation Committee reviewed the Company’s business plan and macroeconomics factors as well as considering the potential impact the Company's planned dispositions would have to expected earnings as well as the amount and timing of cash proceeds available from sales to repay indebtedness.

Based on, among other factors, the items considered above, the Compensation Committee established (and the Board ratified) a Target for 2025 for Core FFO of $0.63 per share, reflecting growth over prior year's actual results, with a range of $0.60 per share (Threshold) to $0.66 per share (Maximum).

WHAT WERE THE ACTUAL RESULTS?
Core FFO was $0.72 per share, exceeding the Maximum goal.

OBJECTIVE 3: ASSET SALES
WHY WAS THIS MEASURE CHOSEN?
In 2025, the Company announced a strategic plan to sell $300-$500 million of non-strategic multifamily assets while continuing to focus on releasing equity from low or negative yielding land parcels held for future development.

WHAT WAS THE TARGET AND CONSIDERATIONS IN ESTABLISHING THE TARGET?
In establishing the Target for the 2025 Asset Sales metric, the Compensation Committee reviewed the Company’s business plan and considered, among other things, the following:
•The size, liquidity and buyer pool of non-strategic assets and the ability to realize values at or near intrinsic value.
•The location of an asset relative to other owned assets and the ability to operate the assets in a cost effective manner through implementation of the Company's area model strategy.
•The relative size of its land bank and development pipeline as compared to its peers.

Based on, among other factors, the items considered above, the Compensation Committee established (and the Board ratified) a Target for 2025 of $230 million of Asset Sales, with a range of $125 million (Threshold) to $280 million (Maximum).

WHAT WERE THE ACTUAL RESULTS?
We sold $525 million of non-strategic assets in 2025, exceeding the Maximum goal.

OBJECTIVE 4: DEBT REPAYMENT
WHY WAS THIS MEASURE CHOSEN?
Since commencing the transformation to a pure play multifamily REIT, the Company has also been focused on repaying debt and reducing its leverage over time. In 2025, the Company announced a strategic goal to reduce its Net-Debt-to-EBITDA (normalized) to below 10.0x by year end.

WHAT WAS THE TARGET AND CONSIDERATIONS IN ESTABLISHING THE TARGET?
In establishing the Target for the 2025 Debt Repayment, the Compensation Committee reviewed the Company's sources and uses of cash flow including free cash flow and planned dispositions as well as the current state of the debt capital markets and macroeconomic factors, the Compensation Committee established (and the Board ratified) a Target for 2025 of $190 million of Debt Repayment, with a range of $70 million (Threshold) to $240 million (Maximum).

WHAT WERE THE ACTUAL RESULTS?
The Company's 2025 Debt Repayment was $479 million, exceeding the Maximum goals.

OBJECTIVE 5: ESG & CYBERSECURITY
WHY WAS THIS MEASURE CHOSEN?
Responsibility and leadership in ESG and Cybersecurity matters are not only core values of our Company, but also of importance to our investors and the communities in which we operate. Improving upon our ESG performance helps us retain employees, manage operating costs, attract premium tenants and enhance portfolio value. The ESG objectives were aligned with the sustainability metrics provided in our senior secured term loan and revolving credit facility which provide for a reduction in the applicable interest rate. Similarly, improving our cybersecurity environment, protects our residents, employees and corporate information.

The Compensation Committee identified (and the Board ratified) 2-ESG-related and 1-cybersecurity objectives. Achievement of 2 of the 3 objectives equated to Target performance, with a range of 1 of 3 equating to Threshold, and 3 of 3 equating to Maximum performance. The table below lists each objective and the Company’s final achievement relative to each.

OBJECTIVE	GOAL ACHIEVED?
71% of the consolidated portfolio (by unit) to be Green Certified (LEED, Energy Star > 85 or other)	✓
19% reduction in the same store downstream lease asset emissions	✓
Cybersecurity rating under the NIST framework of above 3.2	✓

WHAT WERE THE ACTUAL RESULTS?
We achieved 3 of the 3 ESG & Cybersecurity objectives in 2025, resulting in Maximum performance.

OBJECTIVE 6: INDIVIDUAL PERFORMANCE ASSESSMENT
The Compensation Committee further determined (and the Board ratified) that achievement of each Mr. Nia's individual performance objectives were to be scored at a level of "5". Mr. Nia recommended to the Compensation Committee and the Compensation Committee determined (and the Board ratified) the achievement of each of the other executive officers as follows: Ms. Lombard - 5; Ms. Malhari - 5; and Ms. Fielder - 5. In so determining, the Compensation Committee considered how each individual executive performed and contributed to the Company’s go-forward strategy, as evidenced by the following achievements in fiscal 2025 (in addition to the objectives outlined above):

•Completed the sale of Harborside 8/9, the Company's largest remaining land parcel.
•Achieved net-debt-to-EBITDA (normalized) of 9.0x as of year end, reflecting a 23% reduction from the prior year end and a 53% reduction from year end 2021.
•Amended the existing revolving credit facility and term loan to add a leverage grid, resulting in a 75 basis point reduction in corporate borrowing spreads by year end.
•Increased annual Core FFO per share by over 20% year over year to $0.72, surpassing guidance.
•Same Store NOI growth of 2.7% for the full year while maintaining an operating margin of approximately 68% for the full year.
•Reduced year over year general and administrative expenses by 6%.
•Unveiled Prism and held our first investor day showcasing our innovative approach to technology.
•Rolled out a new resident application, seamlessly integrating resident facing tools and enhancing the resident experience.
•Managed due diligence and negotiations related to capital markets activities.

ACHIEVEMENT OF 2025 INDIVIDUAL PERFORMANCE MEASURES
In the case of the individual objectives (30% weighting) portion of the 2025 Annual Cash Incentive Performance Awards, the Compensation Committee reviewed and determined the performance of each NEO (other than Mr. Turkanis, who received a prorated, target bonus in 2025 under the terms of his employment agreement based on his termination on June 27, 2025) with Mr. Nia providing his evaluation of performance and recommended assessment for each of the other executives.

MR. NIA
With respect to the Compensation Committee's determination of the CEO's performance, the following factors were considered: delivering another year of sector-leading operational performance resulting in strong same store NOI growth; Core FFO growth of over 20% for 2025; the completion of $542 million in non-strategic sales in 2025, exceeding the high end of the two-year strategic sales target, and reducing net-debt-to-EBITDA to 9.0x by year end, a 23% reduction from the prior year end. The CEO's ongoing leadership in fostering innovation and driving platform improvements—such as deploying AI-powered tools throughout various departments—was also recognized by the Compensation Committee.

With respect to the evaluation of the performance of the other NEOs (other than Mr. Turkanis), the Compensation Committee considered the achievements detailed above, as well as the individual accomplishments of each executive officer as follows:

MS. FIELDER
Ms. Fielder was recognized for delivering legal advice for all of the Company's transactional, financial and operational activities. In particular, Ms. Fielder and her team were credited with providing legal support critical to the consummation of the sale of $542 million in non-strategic assets during the year, exceeding the high end of the two-year strategic sales target and reducing net debt-to-EBITDA to 9.0x by year end. The Compensation Committee also acknowledged Ms. Fielder's leadership in successfully fending off a threatened activist campaign; oversight and successful administration of the Company's litigation matters; and continued elevation of the Company's corporate governance program.

MS. LOMBARD
Ms. Lombard secured the amendment to the Company's revolving credit facility and term loan package adding a leverage grid, resulting in a 75 basis point reducing in the corporate borrowing spread by year end while also allowing for the release of the collateral assets to complete sales. Ms. Lombard and her team also implemented an AI-based financial research analysis tool enabling more sophisticated peer and market analysis. In addition, Ms. Lombard and her team also implemented technology and process improvements for the Company's security deposit process allowing for a faster and more streamlined security deposit return process. Finally, Ms. Lombard and her team also prepared numerous strategic and financial analysis to assist the board and management team in making strategic decisions.

MS. MALHARI
Ms. Malhari's leadership was recognized for driving continued operational outperformance at the Company including 2.7% year over year NOI growth, stable operating margin and further improved controllable expenses by 54 basis points to 16.5%. Ms. Malhari led a number of AI and technology-focused initiatives including portfolio wide implementation of a resident application and an internal revenue management tool. Additionally, Ms. Malhari and her team completed renovations of over 200 units within Liberty Towers in Jersey City, a $30 million value-add project, which is projected to deliver a compelling return on investment and meaningful earnings enhancement. The Company continued to strengthen its cybersecurity posture through IT infrastructure enhancements, resulting in an improved NIST cybersecurity rating. Finally, Ms. Malhari maintained the Company's position as an industry leader in sustainability, earning GRESB's Regional Listed Sector Leader designation and achieving the highest ISS ESG Corporate Score among real estate companies in the United States.

The final determinations of the Compensation Committee (as ratified by the Board) with respect to individual performance are reflected in the actual payout amounts for 2025.

2025 ANNUAL CASH INCENTIVE PAYMENT AMOUNTS
Accordingly, the total 2025 cash payouts for the named executive officers under the 2025 cash incentive plan were as follows:

NAMED EXECUTIVE OFFICER	2025 BONUS
Mahbod Nia	$2,180,000
Amanda Lombard	563,333
Anna Malhari	633,750
Taryn D. Fielder	563,333

LONG-TERM INCENTIVE COMPENSATION
The Compensation Committee, together with the Compensation Consultant, has designed the long-term incentives (“LTI”) for the named executive officers to be strongly tied to objective, quantifiable long-term performance metrics in line with current trends and recognized corporate governance “best practices.” Historically, the Company utilized long-term incentive compensation in the form of service-based and performance-based equity awards to focus executives on the long-term performance of the Company, to retain key executives, to align their interests with those of our stockholders, and to promote the success and enhance the value of the Company.

For 2025, the Compensation Committee retained (and the Board ratified) its practice of granting awards with a mix of service-based and performance-based vesting requirements, all as more fully described below and in amounts contained within the Grant of Plan-Based Awards Table. All of the 2025 LTI awards were in the form of restricted stock units and were made under the stockholder-approved 2024 Incentive Stock Plan (as approved by stockholders at the 2024 annual meeting, the “2024 Plan”) and related forms of award agreements.

SERVICE-VESTING STOCK UNITS (RSUS)
The RSUs granted to the named executive officers in 2025 vest ratably over a three-year service period, generally subject to continued employment. The RSUs incorporate an additional Operational Outperformance Modifier (subject generally to continued service through the three-year 2025-2027 performance period) which can result in an award of up to 200% of the target number of RSUs, based on the achievement of superior results for 2027 AFFO attainment ranging from $0.85 per share (at which level no additional award is earned) up to or exceeding $0.95 per share (at which level the award is earned at 200%), with linear interpolation between those threshold and maximum amounts. At the time these RSUs were granted, the achievement of the outperformance AFFO goals was not probable. This outperformance modifier is designed to incentivize exceptional operational execution of the Company’s strategies.

PERFORMANCE-VESTING STOCK UNITS (PSUs)
The 2025 PSUs are designed to align executive and stockholder interests by tying executive performance to relative and absolute stock performance of the Company over a three-year performance period from March 07, 2025 through March 06, 2028. Recipients will earn the maximum awards only if, over the three-year performance period, the Company achieves a thirty percent (30%) absolute TSR and if the Company’s TSR is in at least the 75th percentile of performance as compared to a peer group of twelve REITs (the “TSR Peer Group”). For the 2025 PSU program, the Compensation Committee selected the following companies as the TSR Peer Group: American Assets Trust, Inc.; Apartment Investment and Management Company; Armada Hoffler Properties, Inc.; Brandywine Realty Trust; Camden Property Trust; Centerspace; Elme Communities; Empire State Realty Trust, Inc.; Essex Property Trust, Inc.; Independence Realty Trust, Inc.; JBG SMITH Properties; and UDR, Inc.

Under the PSU program, the named executive officers have the opportunity to vest in the PSUs, which ultimately will be settled in shares of Common Stock, according to the following schedule, with linear interpolation for performance between the specified levels:

	ABSOLUTE TSR (50% OF TOTAL 2025 PSUS)		RELATIVE TSR (50% OF TOTAL 2025 PSUS)
	3-YEAR ABSOLUTE TSR	PAYOUT AS % OF TARGET PSUS	3-YEAR RELATIVE TSR PERCENTILE RANK	PAYOUT AS % OF TARGET PSUS
< Threshold	<10%	0%	<25th Percentile	0%
Threshold	10%	40%	25th Percentile	40%
Target	20%	100%	51st Percentile	100%
Maximum	>=30%	160%	>=75th Percentile	160%

The threshold, target and maximum TSR metrics were designed to promote value creation over a long-term period and reward management for absolute and relative TSR performance. The Compensation Committee determined that an equal emphasis on absolute and relative TSR was appropriate to reflect a balance between shareholder return and relative performance.

The three-year performance period of the PSUs granted in 2023 ended on March 16, 2026. The Company determined that 62.8% of the absolute TSR component of the award (50% of the award value) vested based on a Company TSR of 13.8%, performance between the threshold and target levels, and that 160% of the relative TSR component of the award (50% of the award value) vested based on ranking at the 85.7th percentile, performance above the maximum level. In addition, the Company determined on March 16, 2026 that the outperformance modifier attached to the RSUs granted in 2023 did not vest given the actual AFFO results for the fiscal year ended December 31, 2025 were below the threshold criterion.

CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT AND COMPENSATION ARRANGEMENTS
On March 8, 2024, the Company and Mack-Cali UK Ltd. (now Veris Residential UK, Ltd.), a wholly owned subsidiary of the Operating Partnership, entered into an amended and restated employment agreement with Mr. Nia as the Company's Chief Executive Officer, which amended and restated employment agreement was further amended by that certain Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated February 22, 2026 (collectively, the "CEO Employment Agreement"), that provides as follows:
•A term of one year, commencing on March 8, 2024, subject to automatic annual renewals thereafter unless earlier terminated;
•An annual base salary of $800,000, subject to potential merit increases (but not decreases) each year;
•A target annual bonus opportunity of 150% of base salary (the “Target Bonus”), with a threshold bonus of 50% of the Target Bonus, and a maximum bonus of 200% of the Target Bonus, based on performance goals to be established annually by the Compensation Committee; and
•Each calendar year while Mr. Nia is employed, Mr. Nia is eligible for an annual equity award under the Company’s then-current equity incentive plan with a target annual aggregate grant date fair value of $4,400,000. One-half of each annual equity award will vest subject to time-based vesting conditions, and the remaining one-half of each annual equity award will vest subject to performance-based vesting conditions.
•In addition to standard employee benefits (including health coverage for Mr. Nia and his dependents in the U.S. and the U.K., not to exceed a cost to the Company of $25,000 per year), Mr. Nia will receive up to $30,000 per year in tax compliance assistance, and, in the event that Mr. Nia relocates his principal residence to the Jersey City, New Jersey metropolitan area, a relocation allowance of $700,000.
•Upon a termination on account of death or disability, Mr. Nia, or his beneficiaries in the case of death, will receive accrued and unpaid base salary, expense reimbursement and benefits under the applicable health and welfare plans through the termination date, a prorated target bonus for the year of termination and up to 12 months of continued medical coverage for Mr. Nia and his dependents. Outstanding equity awards will be treated in accordance with their terms.
•Upon a termination without “cause” (as defined in the CEO Employment Agreement) or by Mr. Nia for “good reason” (as defined in the CEO Employment Agreement), subject to execution of a release of claims, Mr. Nia will be entitled to (i) cash severance equal to two times (the “CEO Multiplier”) the sum of his base salary and average annual bonus paid over the three calendar years prior to the date of termination, paid in equal installments over a 2-year period following the date of his termination, but, if such termination occurs within the period commencing three months prior to a “change in control” (as defined in the CEO Employment Agreement) and ending 1 year following a “change in control,” the CEO Multiplier will increase to three times and the cash severance will be paid in a lump sum; (ii) up to 18 months of continued medical coverage for Mr. Nia and his dependents; (iii) accelerated vesting of any then-outstanding portion of time-based equity awards; and (iv) eligibility to vest in a prorated amount of outstanding performance-based equity awards, based on the amount of time Mr. Nia remained employed during the applicable performance period and actual performance over the applicable performance period.
•Under the CEO Employment Agreement, Mr. Nia will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during his employment and for one year following termination of employment, and perpetual confidentiality and non-disparagement covenants.

CHIEF OPERATING OFFICER EMPLOYMENT AGREEMENT AND COMPENSATION ARRANGEMENTS
On June 9, 2021, the Company and Mack-Cali UK Ltd. (now Veris Residential UK, Ltd.), a wholly owned subsidiary of the Operating Partnership, entered into an amended and restated employment agreement with Ms. Malhari as the Company’s Executive Vice President and Chief Operating Officer, which amended and restated employment agreement was further amended by that certain Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated February 22, 2026 (collectively, the "COO Employment Agreement"), that provides as follows:
•An initial term commencing on June 9, 2021 and ended on December 31, 2023, automatically renewed for an annual term ending December 31, 2024, and subject to automatic annual renewals thereafter unless earlier terminated;
•An annual base salary of $300,000, subject to potential merit increases (but not decreases) each year;
•A target annual bonus opportunity of 100% of base salary (the “Target Bonus”), with a threshold bonus of 50% of the Target Bonus, and a maximum bonus of 150% of the Target Bonus, based on performance goals to be established annually by the Compensation Committee; and
•Each calendar year while Ms. Malhari is employed, Ms. Malhari is eligible for an annual equity award under the Company’s then-current equity incentive plan as determined by the Board or the Compensation Committee in its sole discretion under such plans and programs as may be in effect for other senior-level executives at the time of grant.
•A one-time sign-on bonus of $100,000, conditioned on repayment in full if Ms. Malhari resigned without “good reason” (as defined in the COO Employment Agreement) or was terminated for “cause” (as defined in the COO Employment Agreement) within one year of June 9, 2021.
•In addition to standard employee benefits (including health coverage for Ms. Malhari and her dependents in the U.S. and the U.K., not to exceed a cost to the Company of $25,000 per year), Ms. Malhari will receive reasonable tax compliance assistance, and, in the event that Ms. Malhari relocates her principal residence to the Jersey City, New Jersey metropolitan area, reimbursement for relocation costs up to $50,000 in the aggregate. In 2022, Ms. Malhari relocated her principal residence to the Jersey City, New Jersey metropolitan area and in January 2023 was reimbursed $22,715 for relocation related expenses.
•Upon a termination on account of death or disability, Ms. Malhari, or her beneficiaries in the case of death, will receive accrued and unpaid base salary, expense reimbursement and benefits under the applicable health and welfare plans through the termination date and a prorated target bonus for the year of termination. Other outstanding equity awards will be treated in accordance with their terms.
•Upon a termination without “cause” (as defined in the COO Employment Agreement) or by Ms. Malhari for “good reason” (as defined in the COO Employment Agreement), subject to execution of a release of claims, Ms. Malhari will be entitled to (i) cash severance equal to 1.5 times (the “COO Multiplier”) the sum of her base salary and average annual bonus paid over the three calendar years prior to the date of termination, paid as soon as practicable following the date of her termination, but, if such termination occurs within the period commencing three months prior to a “change in control” (as defined in the COO Employment Agreement) and ending 1 year following a “change in control,” the COO Multiplier will increase to two times; (ii) up to 18 months of continued medical coverage for Ms. Malhari and her dependents; (iii) accelerated vesting of any then-outstanding portion of any time-based equity awards; and (iv) eligibility to vest in a prorated amount of outstanding performance-based equity awards, based on the amount of time Ms. Malhari remained employed during the applicable performance period and actual performance over the applicable performance period.
•Under the COO Employment Agreement, Ms. Malhari will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during her employment and for one year following termination of employment, and perpetual confidentiality and non-disparagement covenants.

GENERAL COUNSEL EMPLOYMENT AGREEMENT AND COMPENSATION ARRANGEMENTS
On March 25, 2022 (the “GC Effective Date”), the Company entered into an employment agreement with Ms. Fielder as the Company’s Executive Vice President, General Counsel and Corporate Secretary, which employment agreement was amended by that certain Amendment No. 1 to Executive Employment Agreement, dated February 22, 2026 (collectively, the "GC Employment Agreement"), that provides as follows:

•An initial term commencing on April 18, 2022 (the “GC Start Date”) and ending on December 31, 2024, subject to automatic annual renewals thereafter unless earlier terminated;
•An annual base salary of $400,000, subject to potential merit increases (but not decreases) each year;
•A target annual bonus opportunity of 100% of base salary (the “Target Bonus”), with a threshold bonus of 50% of the Target Bonus, and a maximum bonus of 150% of the Target Bonus, based on performance goals to be established annually by the Compensation Committee. The GC Employment Agreement provided that the annual bonus for Ms. Fielder for 2022 would be computed such that Ms. Fielder was deemed to have commenced employment on January 1, 2022, and would be no less than $400,000; and
•Each calendar year while Ms. Fielder is employed, Ms. Fielder is eligible for an annual equity award under the Company’s then-current equity incentive plan as determined by the Board or the Compensation Committee in its sole discretion under such plans and programs as may be in effect for other senior-level executives at the time of grant. The GC Employment Agreement provided that the annual equity award granted to Ms. Fielder for 2022 would have a target value equal to 140% of Ms. Fielder’s annual base salary and would be made as soon as practicable following the GC Effective Date and no later than 30 days following the GC Start Date.
•A one-time grant of restricted stock units with a target value equal to $400,000 which vests 60% on December 31, 2022, 20% on December 31, 2023, and 20% on the third anniversary of the grant date, subject to Ms. Fielder’s continued employment.
•Upon a termination on account of death or disability, Ms. Fielder, or her beneficiaries in the case of death, will receive accrued and unpaid base salary, expense reimbursement and benefits under the applicable health and welfare plans through the termination date and a prorated target bonus for the year of termination. Other outstanding equity awards will be treated in accordance with their terms.
•Upon a termination without “cause” (as defined in the GC Employment Agreement) or by Ms. Fielder for “good reason” (as defined in the GC Employment Agreement), subject to execution of a release of claims, Ms. Fielder will be entitled to (i) cash severance equal to 1.5 times (the “GC Multiplier”) the sum of her base salary and average annual bonus paid over the three calendar years prior to the date of termination, paid as soon as practicable following the date of her termination, but, if such termination occurs within the period commencing three months prior to a “change in control” (as defined in the GC Employment Agreement) and ending 1 year following a “change in control,” the GC Multiplier will increase to two times; (ii) up to 18 months of continued medical coverage for Ms. Fielder and her dependents; (iii) accelerated vesting of any then-outstanding portion of any time-based equity awards; and (iv) eligibility to vest in a prorated amount of outstanding performance-based equity awards, based on the amount of time Ms. Fielder remained employed during the applicable performance period and actual performance over the applicable performance period.
•Under the GC Employment Agreement, Ms. Fielder will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during her employment and for one year following termination of employment, and perpetual confidentiality and non-disparagement covenants.
FORMER CHIEF INVESTMENT OFFICER EMPLOYMENT AGREEMENT AND COMPENSATION ARRANGEMENTS
On March 23, 2022 (the CIO Effective Date”), the Company entered into an employment agreement with Mr. Turkanis (the “CIO Employment Agreement”) as the Company’s Executive Vice President and Chief Investment Officer that provides as follows:
•An initial term commencing on April 4, 2022 and ending on December 31, 2024, subject to automatic annual renewals thereafter unless earlier terminated;
•An annual base salary of $400,000, subject to potential merit increases (but not decreases) each year;
•A target annual bonus opportunity of 100% of base salary (the “CIO Target Bonus”), with a threshold bonus of 50% of the Target Bonus, and a maximum bonus of 150% of the Target Bonus, based on performance goals to be established annually by the Compensation Committee. The CIO Employment Agreement provided that the annual bonus for Mr. Turkanis for 2022 would be computed such that Mr. Turkanis was deemed to have commenced employment on January 1, 2022, and would be no less than $400,000; and
•Each calendar year while Mr. Turkanis is employed, Mr. Turkanis is eligible for an annual equity award under the Company’s then-current equity incentive plan as determined by the Board or the Compensation Committee in its sole discretion under such plans and programs as may be in effect for other senior-level executives at the time of grant. The CIO Employment Agreement provided that the annual equity award granted to Mr. Turkanis for 2022 would have a target value equal to $500,000 and would be made as soon as practicable following the CIO Effective Date and no later than April 30, 2022.
•A one-time sign-on bonus of $275,000, conditioned on repayment in full if Mr. Turkanis resigned without “good reason” (as defined in the CIO Employment Agreement) or was terminated for “cause” (as defined in the CIO Employment Agreement) within one year of the CIO Effective Date;
•A one-time grant of restricted stock units with a target value equal to $425,000 which vests 50% on the first anniversary of the grant date and 25% on each of the next two anniversaries of the grant date, subject to Mr. Turkanis’ continued employment;
•A one-time grant of 250,000 stock options to purchase the Company's Common Stock at an exercise price of $16.33 per share. These options have a six-year term and vest and become exercisable in three substantially equal installments on each of the first three anniversaries following the date of grant (the "CIO Sign-On Option Award"). The CIO Sign-On Option Award vested and became exercisable in substantially equal installments on each of April 18, 2023, April 18, 2024 and April 18, 2025;

•Upon a termination on account of death or disability, Mr. Turkanis, or his beneficiaries in the case of death, will receive accrued and unpaid base salary, expense reimbursement and benefits under the applicable health and welfare plans through the termination date and a prorated target bonus for the year of termination. Other outstanding equity awards will be treated in accordance with their terms.
•Upon a termination without cause (as defined in the CIO Employment Agreement) or by Mr. Turkanis for “good reason” (as defined in the CIO Employment Agreement), subject to execution of a release of claims, Mr. Turkanis will be entitled to (i) cash severance equal to 1.5 times (the “CIO Multiplier”) the sum of his base salary and target bonus, paid as soon as practicable following the date of his termination, but, if such termination occurs within the period commencing three months prior to a “change in control” (as defined in the CIO Employment Agreement) and ending 1 year following a “change in control,” the CIO Multiplier will increase to two times; (ii) up to 18 months of continued medical coverage for Mr. Turkanis and his dependents; (iii) accelerated vesting of any then-outstanding portion of the CIO Sign-On Award or other time-based equity awards; and (iv) eligibility to vest in a prorated amount of outstanding performance-based equity awards, based on the amount of time Mr. Turkanis remained employed during the applicable performance period and actual performance over the applicable performance period.
•Under the CIO Employment Agreement, Mr. Turkanis will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during his employment and for one year following termination of employment, and perpetual confidentiality and non-disparagement covenants.
CHIEF FINANCIAL OFFICER EMPLOYMENT AGREEMENT AND COMPENSATION ARRANGEMENTS
On March 28, 2022, the Company entered into an amended and restated employment agreement with Ms. Lombard as the Company’s Executive Vice President and Chief Financial Officer, which amended and restated employment agreement was further amended by that certain Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated February 22, 2026 (collectively, the "CFO Employment Agreement"), that provides as follows:
•An initial term commencing on April 1, 2022 and ending on December 31, 2024, subject to automatic annual renewals thereafter unless earlier terminated;
•An annual base salary of $400,000, subject to potential merit increases (but not decreases) each year;
•A target annual bonus opportunity of 100% of base salary (the “Target Bonus”), with a threshold bonus of 50% of the Target Bonus, and a maximum bonus of 150% of the Target Bonus, based on performance goals to be established annually by the Compensation Committee; and
•Each calendar year while Ms. Lombard is employed, Ms. Lombard is eligible for an annual equity award under the Company’s then-current equity incentive plan as determined by the Board or the Compensation Committee in its sole discretion under such plans and programs as may be in effect for other senior-level executives at the time of grant.
•A one-time sign-on bonus of $300,000, conditioned on repayment in full if Ms. Lombard resigned without “good reason” (as defined in the CFO Employment Agreement) or was terminated for “cause” (as defined in the CFO Employment Agreement) within one year of January 18, 2022.
•A one-time grant of restricted stock units with a target value equal to $150,000 which vests equitably in three installments on each of the first three anniversaries of the date of the grant, subject to Ms. Lombard’s continued employment.
•Upon a termination on account of death or disability, Ms. Lombard, or her beneficiaries in the case of death, will receive accrued and unpaid base salary, expense reimbursement and benefits under the applicable health and welfare plans through the termination date and a prorated target bonus for the year of termination. Other outstanding equity awards will be treated in accordance with their terms.
•Upon a termination without “cause” (as defined in the CFO Employment Agreement) or by Ms. Lombard for “good reason” (as defined in the CFO Employment Agreement), subject to execution of a release of claims, Ms. Lombard will be entitled to (i) cash severance equal to 1.5 times (the “CFO Multiplier”) the sum of her base salary and average annual bonus paid over the three calendar years prior to the date of termination, paid as soon as practicable following the date of her termination, but, if such termination occurs within the period commencing three months prior to a “change in control” (as defined in the CFO Employment Agreement) and ending 1 year following a “change in control,” the CFO Multiplier will increase to two times; (ii) up to 18 months of continued medical coverage for Ms. Lombard and her dependents; (iii) accelerated vesting of any then-outstanding portion of any time-based equity awards; and (iv) eligibility to vest in a prorated amount of outstanding performance-based equity awards, based on the amount of time Ms. Lombard remained employed during the applicable performance period and actual performance over the applicable performance period.
•Under the CFO Employment Agreement, Ms. Lombard will be subject to certain restrictive covenants, including non-competition and non-solicitation covenants during her employment and for one year following termination of employment, and perpetual confidentiality and non-disparagement covenants.

SEVERANCE AND CHANGE-IN-CONTROL PAYMENTS
Each of our named executive officers was subject to an employment agreement with the Company in 2025. These agreements provide for certain severance benefits in the event of termination of their employment in certain circumstances. These benefits are commonly offered among peer companies, and therefore enable us to attract and retain key talent. In particular, they ensure the retention of our named executive officers when considering potential transactions which may create uncertainty as to their continued employment. The employment agreements for each of the named executive officers that were in effect in 2025 provided for severance payments in the event of involuntary termination without cause or constructive termination for good reason and double trigger severance benefits in the event of a change in control that, for the chief executive officer, are two (2.0) or three (3.0) times the sum of annual base salary and the average of the annual bonuses paid to him during the three calendar years prior to the triggering event and, for each of the other named executive officers, one and one-half (1.5) or two (2.0) times the sum of annual base salary and the average of the annual bonuses paid to each of them, respectively, during the three calendar years prior to the triggering event. See “Potential Payments Upon Termination or Change in Control” below for a summary of benefits payable to our named executive officers pursuant to each of their respective employment agreements in effect as of December 31, 2025 in connection with a termination of employment or change in control, calculated as if the applicable termination event occurred on December 31, 2025.

BENEFITS AND OTHER COMPENSATION
401(K) SAVINGS PLAN
The Company maintains a tax-qualified defined contribution plan (the “401(k) Plan”) for the benefit of all its eligible employees, including the named executive officers. The provisions and features of the plan apply to all participants in the plan, including the named executive officers. Eligible employees may elect to defer from one percent (1%) up to sixty percent (60%) of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always one hundred percent (100%) vested in their pre-tax contributions and any matching or profit sharing contributions. All contributions are allocated as a percentage of compensation of the eligible participants for the plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of their vested account balance in the 401(k) Plan in a single sum upon their termination of service with the Company. A participant may receive a distribution of their vested account balance in the 401(k) Plan in a single sum or in installment payments upon reaching retirement age. In 2025, there were $579,393 in discretionary matching or profit-sharing contributions made by the Company to the plan on behalf of all employees, including $31,500 on behalf of the named executive officers.

OTHER COMPENSATION
The Company offers limited perquisites to certain of its executive officers in the form of vehicle allowances. See notes under “Executive Compensation — Summary Compensation Table”. The Company does not offer qualified or non-qualified defined benefit plans to its executive officers or employees, nor does it offer non-qualified defined contribution plans.

EQUITY OWNERSHIP GUIDELINES
In order to align the interests of our directors and executives with the interests of our stockholders, we adopted stock ownership guidelines for executive officers and non-employee directors in April 2021. Minimum required ownership levels for executive officers are a multiple of base salary and for non-employee directors are a multiple of the annual cash retainer as follows:

MULTIPLE OF SALARY/RETAINER
CEO	5x Salary
EVP-level	2x Salary
Non-Employee Directors	5x Cash Retainer

Shares that count toward ownership include: directly owned shares of Common Stock, directly owned units of limited partnership interest of our operating partnership (“LTIP Units”), beneficially owned shares held indirectly (e.g., by immediate family members or trusts), vested share units in a non-qualified deferral arrangement and shares held in the 401(k) Plan. Unexercised stock options, and unearned performance-based stock units or LTIP Units do not count as ownership under the guidelines. Until the required ownership level is achieved, the executive or director must retain 50% of the shares remaining after payment of taxes and, if applicable, the exercise price upon the exercise of stock options or vesting of time-based or performance-based stock units or LTIP Units.

COMPENSATION CLAWBACK POLICIES
In April 2021, we adopted a compensation clawback policy that enables the Board of Directors to recover performance-based cash and equity incentive compensation paid to certain current or former executives (“Covered Employees” as defined below) in the event of a restatement of our financial results in certain circumstances, as described below. Specifically, the policy provides that if (i) we are required to restate our financial statements due to material non-compliance by the Company with any financial reporting requirement under the securities laws (other than a restatement due to changes in accounting policy, generally accepted accounting principles or applicable law), (ii) fraud or willful misconduct contributed to the requirement to restate our financial statements, and (iii) a lower incentive-based compensation award would have been made to one of more Covered Employees based on the restated financial results, then the Board is entitled to recover the overpayment. Covered Employees include current and former executive officers and any current or former employee required by the Company to provide backup certifications for quarterly financial reports. The policy permits clawback from any Covered Employee who received an overpayment, irrespective of whether the executive contributed to the fraud or willful misconduct. The policy applies to any overpayment received after the effective date of the policy, based on the affected consolidated financial statements for up to three years after an incentive-based compensation award is earned.

On October 2, 2023, the Compensation Committee adopted an additional executive compensation clawback policy (the “Dodd-Frank Clawback Policy”) in accordance with Rule 10D-1 of the Securities Exchange Act of 1934 and Section 303A.14 of the New York Stock Exchange Listed Company Manual. Under the Dodd-Frank Clawback Policy, in the event of an accounting restatement due to the material noncompliance of the Company or Operating Partnership with any financial reporting requirement under the securities laws, the Company is required to recover from executive officers of the Company incentive compensation paid to executive officers in any form that the executive officers would not have been entitled to receive based on the restated amounts.

DATES AND PRICING OF EQUITY AWARDS
The Compensation Committee approves the number and types of restricted stock units to award to executive officers as part of their annual compensation. Although the Compensation Committee does not have a formal policy regarding the timing of equity grants, the award date for annual equity grants to executive officers is a date in the first quarter set by the Compensation Committee. The timing of any non-routine equity grants to executive officers, including new hires and entry into new employment agreements, may be tied to the event giving rise to the award. As a result, we do not time the disclosure of material non-public information for the purpose of affecting the value or exercise price of our equity awards, including stock options.

Under Item 402(x)(2) of Regulation S-K, companies are required to provide a tabular disclosure on a grant-by-grant basis of each option awarded to the named executive officers within the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or a Form 8-K that discloses material non-public information, and ending one business day after such filing. None of the 2025 equity awards to our executive officers were made within any of these windows.

COMPENSATION RISK ASSESSMENT
In setting compensation, the Compensation Committee considers the risks to our stockholders that may be inherent in our compensation programs. At the direction of the Compensation Committee, we conducted a risk assessment of our compensation programs, including our executive compensation programs. The Compensation Committee reviewed and discussed the findings of this assessment and concluded that our compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and do not incentivize employees to take unnecessary or excessive risks. Although a significant portion of our executives’ compensation is performance-based and “at-risk,” we believe our executive compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on the Company. We considered the following elements of our executive compensation plans and policies when evaluating whether such plans and policies encourage our executives to take unreasonable risks:
•We set performance criteria that we believe are challenging, yet reasonable in light of past performance and market conditions, and we use a variety of performance metrics that we believe correlate to long-term creation of stockholder value and that are affected by management decisions;
•Our executive compensation program includes an appropriate balance of fixed versus variable pay, cash versus equity, and short-term versus long-term incentive compensation elements;
•We provide a significant portion of long-term incentive compensation in the form of performance- based and service-based stock units. The amounts ultimately earned under the awards are tied to how we perform and requisite service-based vesting over multiple years, which focuses management on sustaining our long-term performance;
•Payouts under our performance-based awards have a range of payout opportunity and may result in some compensation at levels below full target achievement, rather than an “all-or-nothing” approach; and
•The Compensation Committee considers non-financial and other qualitative performance factors in determining actual compensation payouts.

In sum, we believe our executive compensation program is structured so that (i) we maintain a conservative risk profile that aims to achieve strong stockholder returns and long-term results; (ii) we avoid the type of disproportionately large short-term incentives that could encourage executives to take risks that may not be in our long-term interests; (iii) we provide incentives to manage for long-term performance; and (iv) a considerable amount of the wealth of our executives is tied to our long-term success. We believe this combination of factors encourages our executives to manage the Company in a prudent manner. The Compensation Committee specifically considered compensation risk implications during its deliberations on annual cash incentive plan awards and performance metrics for all executive officers.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A. This report is provided by the following independent directors, who comprise all of the members of the Compensation Committee:
COMPENSATION COMMITTEE OF
THE BOARD OF DIRECTORS
Frederic Cumenal, Chair
A. Akiva Katz
Victor B. MacFarlane
Howard S. Stern

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2025, the Compensation Committee consisted of Frederic Cumenal, Chair, A. Akiva Katz, Victor B. MacFarlane, and Howard S. Stern. During 2025 and since then, no member of the Compensation Committee was at any time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure as a related-person transaction in the section “Certain Relationships and Related Transactions” of this Form 10-K/A. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or Compensation Committee during 2025 or since then.

EXECUTIVE COMPENSATION
The following table sets forth certain information concerning the compensation of our named executive officers for the Company’s fiscal years ended December 31, 2025, 2024 and 2023, respectively.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (2)	Non-Equity Incentive plan Compensation ($) (3)	All other Compensation ($)		Totals ($)
Mahbod Nia	2025	800,000	4,400,000	2,180,000	54,706	(4)	7,434,706
Chief Executive Officer	2024	800,000	4,400,000	2,169,750	23,354		7,393,104
	2023	800,000	4,000,000	2,238,000	26,210		7,064,210

Amanda Lombard	2025	400,000	800,000	563,333	31,880	(4)	1,795,213
Chief Financial Officer	2024	400,000	700,000	545,250	26,730		1,671,980
	2023	400,000	650,000	573,000	29,810		1,652,810

Anna Malhari	2025	450,000	1,000,000	633,750	53,309	(4)	2,137,059
Chief Operating Officer	2024	400,000	750,000	560,250	29,551		1,739,801
	2023	400,000	600,000	573,000	42,230		1,615,230

Taryn Fielder	2025	400,000	700,000	563,333	31,880	(4)	1,695,213
Executive Vice President, General Counsel and Corporate Secretary	2024	400,000	700,000	515,250	26,730		1,641,980
	2023	400,000	750,000	573,000	31,162		1,754,162

Jeffrey Turkanis (1)	2025	195,068	700,000	—	1,491,197	(5)	2,386,266
Former Chief Investment Officer	2024	400,000	650,000	515,250	26,730		1,591,980
	2023	400,000	750,000	573,000	31,363		1,754,363

(1)Mr. Turkanis was terminated by the Company without cause as Chief Investment Officer effective June 27, 2025.
(2)This column represents the grant date fair value of the Share Awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. Share awards for Mr. Nia, Ms. Malhari, Mr. Turkanis, Ms. Fielder and Ms. Lombard consist of service-vesting RSUs and performance-vesting PSUs granted on March 7, 2025. The grant date fair value of each RSU awarded on March 7, 2025 to Mr. Nia, Ms. Malhari, Mr. Turkanis, Ms. Fielder and Ms. Lombard in the amounts of 133,091, 30,248, 21,174, 21,174 and 24,198 RSUs, respectively, was equal to the closing price on New York Stock Exchange on the award date ($16.53). The grant date fair value for the PSUs awarded to Mr. Nia, Ms. Malhari, Mr. Turkanis, Ms. Fielder and Ms. Lombard in the maximum amounts of 207,621, 47,187, 33,030, 33,030, and 37,750 on March 7, 2025, respectively, was $15.86 per PSU for the absolute TSR component and $18.21 per PSU for the relative TSR component and was determined using a Monte Carlo simulation probabilistic valuation model, disregarding for this purpose the estimate of forfeitures related to time-based vesting conditions. The amounts listed in this column include the following amounts for PSUs awarded in 2025: for Mr. Nia, $2,200,000; for Ms. Lombard, $400,000; for Mr. Turkanis, $350,000; for Ms. Malhari, $500,000; and for Ms. Fielder, $350,000. Similarly, the amounts listed in this column also include the following amounts in respect of RSUs awarded in 2025 that include an outperformance modifier which could increase the number of shares issuable under the award: for Mr. Nia, $2,200,000; for Ms. Lombard, $400,000; for Mr. Turkanis, $350,000; for Ms. Malhari, $500,000; and for Ms. Fielder, $350,000. Per SEC rules, the values of these RSUs are reported based on their grant date fair values, which reflect that the achievement of the outperformance goals was not considered probable on the grant date. The grant date value of the maximum number of RSUs that may be earned under these awards if the outperformance goals are achieved is: $4,400,000 for Mr. Nia; $800,000 for Ms. Lombard; $700,000 for Mr. Turkanis; $1,000,000 for Ms. Malhari; and $700,000 for Ms. Fielder.
(3)The 2025 annual cash incentive plan awards were paid on February 19, 2026 in respect of 2025 performance based on the achievement of the 2025 performance metrics. See “Compensation Discussion and Analysis — Components of Compensation in 2025 — Annual Cash Incentive Plan Compensation” above.
(4)Includes (a) annual vehicle allowances for Ms. Lombard, Ms. Malhari and Ms. Fielder in the amount of $15,600; (b) annual Company matching contributions to the 401(k) plans of Ms. Lombard, Ms. Malhari and Ms. Fielder in the amount of $10,500; (c) annual mobile phone allowances for Ms. Lombard, Ms. Malhari and Ms. Fielder in the amount of $780 and for Mr. Nia in the amount of $1,765 (d) reimbursement of medical insurance premiums for Mr. Nia and Ms. Malhari in the amount of $35,149 and $20,068; (e) tax compliance costs for Mr. Nia in the amount of $12,791; (f) reimbursement of legal fees in connection with the amendments of the employment agreements with the Company of Ms. Lombard, Ms. Malhari, Ms. Fielder, and Mr. Nia in the amount of $5,000; and (g) utilities at the home residence for Ms. Malhari in the amount of $1,361.
(5)Includes severance payments and benefits paid in connection with Mr. Turkanis' termination of employment, including (a) one-time separation payment in the amount of $1,200,000; (b) a prorated target bonus payment of $195,068; (c) accrued but unused vacation time in the amount of $29,231; and (d) the continuation of health insurance coverage for a period of 18 months, valued at approximately $58,393. Also includes: (e) vehicle allowance payments prior to termination in the amount of $8,100; and (f) mobile phone allowance payments prior to termination in the amount of $405.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)(2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units (3)		Grant Date Fair Value of Stock and Option Awards ($)(5)
	3/7/2025				51,906	129,763	207,621			$2,200,000
Mahbod Nia	3/7/2025	$600,000	$1,200,000	$2,400,000
	3/7/2025							133,091	(4)	2,200,000

	3/7/2025				9,437	23,593	37,750			$400,000
Amanda Lombard	3/7/2025	$200,000	$400,000	$600,000
	3/7/2025							24,198	(4)	$400,000

	3/7/2025				8,258	20,644	33,030			$350,000
Jeffrey Turkanis	3/7/2025	$200,000	$400,000	$600,000
	3/7/2025							21,174	(4)	$350,000

	3/7/2025				11,796	29,492	47,187			$500,000
Anna Malhari	3/7/2025	$225,000	$450,000	$675,000
	3/7/2025							30,248	(4)	$500,000

	3/7/2025				8,258	20,644	33,030			$350,000
Taryn Fielder	3/7/2025	$200,000	$400,000	$600,000
	3/7/2025							21,174	(4)	$350,000
(1)Represents threshold, target, and maximum bonus opportunities under our 2025 annual cash incentive plan.
(2)Represents PSU awards subject to performance-based vesting conditions.
(3)Represents service-vesting RSU awards subject to time-vesting conditions.
(4)These RSUs also include an outperformance modifier attached that could increase the original award up to 200% based on our achievement of superior results for AFFO through December 31, 2027.
(5)The amounts shown in this column represent the grant date fair value of awards on the date of grant, computed in accordance with FASB ASC 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(6)

Mahbod Nia	950,000	15.79	3/10/2028	278,580	$4,145,270	1,113,837	$2,428,343
Amanda Lombard	—	—	—	47,503	$706,845	186,200	$441,516
Jeffrey Turkanis	250,000	16.33	4/18/2028	—	$—	83,832	$30,742
Anna Malhari	—	—	—	54,097	$804,963	201,690	$551,905
Taryn Fielder	—	—	—	45,642	$679,153	187,655	$386,329
(1)On March 10, 2021, in connection with his new employment agreement, Mr. Nia was issued stock options to purchase 950,000 shares of common stock. These options vested in three substantially equal installments on the first three anniversaries of the grant date commencing March 10, 2022.
(2)On April 18, 2022, in connection with his new employment agreement, Mr. Turkanis was issued stock options to purchase 250,000 shares of common stock. These options vested in three substantially equal installments on the first three anniversaries of the grant date commencing on April 18, 2023.
(3)Consists of unvested service-vesting RSU awards subject to time-based vesting.
(4)Market value is based upon a market price of the Common Stock of $14.88 per share, the closing price of the Common Stock on the NYSE on December 31, 2025, the last trading day of 2025.
(5)Consists of unvested PSU awards subject to performance-based vesting and additional RSUs that may be earned pursuant to the outperformance modifier with respect to such RSUs. With respect to awards made on March 17, 2023, includes 228,409, 37,117, 32,579, 34,261 and 42,827 PSUs for Mr. Nia, Ms. Lombard, Mr. Turkanis, Ms. Malhari and Ms. Fielder, and an additional 139,567, 22,680, 19,908, 20,935 and 26,169 RSUs that may be earned pursuant to the outperformance modifier with respect to such RSUs for Mr. Nia, Ms. Lombard, Mr. Turkanis, Ms. Malhari and Ms. Fielder, respectively. With respect to awards made on March 12, 2024, includes 256,701, 40,838, 16,347, 43,755 and 40,838 PSUs for Mr. Nia, Ms. Lombard, Mr. Turkanis, Ms. Malhari and Ms. Fielder, respectively, and an additional 148,448, 23,617, 9,453, 25,304 and 23,617 RSUs that may be earned pursuant to the outperformance modifier with respect to such RSUs for Mr. Nia, Ms. Lombard, Mr. Turkanis, Ms. Malhari and Ms. Fielder, respectively. With respect to awards made on March 7, 2025, includes 207,621, 37,750, 3,379, 47,187 and 33,030 PSUs for Mr. Nia, Ms. Lombard, Mr. Turkanis, Ms. Malhari and Ms. Fielder, respectively, and an additional 133,091, 24,198, 2,166, 30,248 and 21,174 RSUs that may be earned pursuant to the outperformance modifier with respect to such RSUs for Mr. Nia, Ms. Lombard, Mr. Turkanis, Ms. Malhari and Ms. Fielder, respectively.
(6)The amounts reported represent hypothetical payout value, if any, under unvested PSUs based upon a market price of the Common Stock of $14.88 per share, the closing price of the Common Stock on the NYSE on December 31, 2025, the last trading day of 2025. Amounts reported in this column assume vesting at Below Threshold level for the absolute TSR component (50%) and for the relative TSR component (50%) for 2023 PSUs, Below Threshold level for the absolute TSR component (50%) and the relative TSR component (50%) for 2024 PSUs, and Below Threshold for the absolute TSR component (50%) and at Maximum level for the relative TSR component (50%) for 2025 PSUs, based on actual performance as of December 31, 2025. Amounts exclude the additional RSUs subject to the 2023 and 2024 grants that may be earned pursuant to the outperformance modifier with respect to such RSUs discussed in footnote (5) above as below the Threshold level of performance as of December 31, 2025. Amounts also include the additional RSUs subject to the 2025 grant that may be earned pursuant to the outperformance modifier with respect to such RSUs discussed in footnote (5) above as these RSUs are earned at the Target level of performance as of December 31, 2025.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(6)
Mahbod Nia	—	—	291,268	(1)	4,791,806
Amanda Lombard	—	—	33,139	(2)	540,431
Jeffrey Turkanis	—	—	56,658	(3)	890,712
Anna Malhari	—	—	30,057	(4)	492,361
Taryn Fielder	—	—	52,123	(5)	824,624

(1)Consists of 37,580 service-vesting RSUs, 44,944 performance-based RSUs, and 112,740 performance-based RSUs pursuant to the outperformance modifier that vested on March 10, 2025, 49,482 service-vesting RSUs that vested on March 12, 2025, and 46,522 service-vesting RSUs that vested on March 17, 2025 for Mr. Nia.
(2)Consists of 2,819 service-vesting RSUs, 3,371 performance-based RSUs, and 8,455 performance-based RSUs pursuant to the outperformance modifier that vested on March 10, 2025, 7,872 service-vesting RSUs that vested on March 12, 2025, 7,560 service-vesting RSUs that vested on March 17, 2025, and 3,062 service-vesting RSUs that vested on April 18, 2025 for Ms. Lombard.
(3)Consists of 6,528 performance-based RSUs that vested on March 10, 2025, 7,310 service-vesting RSUs that vested on March 12, 2025, 8,723 service-vesting RSUs that vested on March 17, 2025, 6,506 service-vesting RSUs that vested on April 18, 2025, and 5,205 service-vesting RSUs and 15,615 performance-based RSUs pursuant to the outperformance modifier that vested on April 29, 2025, and 6,771 service-vesting RSUs that immediately vested upon his termination of employment with us on June 27, 2025 for Mr. Turkanis.
(4)Consists of 2,819 service-vesting RSUs, 3,371 performance-based RSUs, and 8,455 performance-based RSUs pursuant to the outperformance modifier that vested on March 10, 2025, 8,434 service-vesting RSUs that vested on March 12, 2025, and 6,978 service-vesting RSUs that vested on March 17, 2025 for Ms. Malhari.
(5)Consists of 7,310 performance-based RSUs that vested on March 10, 2025, 7,872 service-vesting RSUs that vested on March 12, 2025, 8,723 service-vesting RSUs that vested on March 17, 2025, 4,899 service-vesting RSUs that vested on April 18, 2025, and 5,830 service-vesting RSUs and 17,489 performance-based RSUs pursuant to the outperformance modifier that vested on April 29, 2025, for Ms. Fielder.
(6)Amounts shown calculate the value realized based upon the closing price of the Common Stock on the applicable vesting date or, if the vesting date was not a trading day, the closing price on the first trading day following the vesting date (March 10, 2025: $16.58; March 12, 2025: $16.14; March 17, 2025: $16.27; April 18, 2025: $15.57; April 29, 2025: $15.36; and June 27, 2025: $14.99).

PENSION BENEFITS
The Company does not offer qualified or non-qualified defined benefit plans to its executive officers or employees.

NON-QUALIFIED DEFERRED COMPENSATION
The Company does not offer non-qualified defined contribution or other deferred compensation plans to its executive officers or employees.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table sets forth information regarding amounts payable to Mr. Nia and to Mses. Lombard, Malhari and Fielder pursuant to each of their respective employment agreements in effect as of December 31, 2025 in connection with a termination of employment or change in control, calculated as if the applicable termination event occurred on December 31, 2025. Amounts for Mr. Turkanis in the table below reflect the actual amounts payable to Mr. Turkanis in connection with his termination effective as of June 27, 2025. Except for the termination events set forth in the table below, as of December 31, 2025, the named executive officers were not entitled to any other payments upon a change in control. Equity award values for Mr. Nia and Meses. Lombard, Malhari and Fielder are calculated based on the closing price of a share of Common Stock as reported on the NYSE on December 31, 2025 ($14.88). Equity award values for Mr. Turkanis are calculated based on the closing price of a share of Common Stock as reported on the NYSE on June 27, 2025 ($14.99).

Name	Payments upon termination by Company without cause or by executive for good reason(1)		Payment upon termination due to death or disability(1)		Payments upon termination by the Company without cause or by the executive for good reason within two years of a change in control(1)
Mahbod Nia	10,872,057	(2)	4,861,775	(3)	20,414,421	(4)
Chief Executive Officer
Amanda Lombard	1,606,573	(5)	830,400	(6)	3,521,360	(7)
Chief Financial Officer
Anna Malhari	1,871,929	(8)	959,421	(9)	3,994,522	(10)
Chief Operating Officer
Taryn Fielder	1,652,519	(11)	787,280	(12)	3,551,773	(13)
Executive Vice President, General Counsel and Corporate Secretary
Jeffrey Turkanis	1,615,820	(14)	—		—
Former Chief Investment Officer

1)The terms “cause,” “good reason,” “disability” and “change in control” have the meanings ascribed to such terms in the applicable employment agreements of each named executive officer.
2)Amount includes (i) an aggregate severance payment of $5,991,833; (ii) immediate vesting of 278,580 RSUs subject to time-based vesting valued at $4,145,270; (iii) eligible for vesting of 26,479 PSUs subject to performance-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, and based on actual performance of all PSUs measured as of December 31, 2025, valued at $394,008; (iv) vesting of 18,232 OPRSUs that were earned as of December 31, 2025 based on actual performance, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $271,292, (v) accumulated dividends due upon the vesting of the aforementioned PSUs and OPRSUs, valued at $14,308; and (vi) the continuation of health insurance coverage for a period of 18 months, valued at approximately $55,346.
3)Amount includes (i) immediate vesting of 278,580 RSUs subject to time-based vesting valued at $4,145,270; (ii) eligible for vesting of 26,479 PSUs subject to performance-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, and based on actual performance of all PSUs measured as of December 31, 2025, valued at $394,008; (iii) vesting of 18,232 OPRSUs that were earned as of December 31, 2025 based on actual performance, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $271,292; (iv) accumulated dividends due upon the vesting of the aforementioned PSUs and OPRSUs, valued at $14,308; and (v) the continuation of health insurance coverage for a period of 12 months, valued at approximately $36,898.

4)Amount includes (i) an aggregate severance payment of $8,987,750; (ii) immediate vesting of 278,580 RSUs subject to time-based vesting valued at $4,145,270; (iii) immediate vesting of 469,200 PSUs subject to performance-based vesting valued at $6,981,690, based on actual performance of all PSUs measured as of December 31, 2025 in connection with a termination upon a change in control; (iv) accumulated dividends due upon the vesting of the aforementioned PSUs, valued at $244,364; and (v) the continuation of health insurance coverage for a period of 18 months, valued at approximately $55,346.
5)Amount includes (i) an aggregate severance payment of $1,200,000; (ii) immediate vesting of 19,020 RSUs subject to time-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $283,013; (iii) eligible for vesting of 4,814 PSUs subject to performance-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, and based on actual performance of all PSUs measured as of December 31, 2025, valued at $71,632; (iv) vesting of 3,315 OPRSUs that were earned as of December 31, 2025 based on actual performance, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $49,327; and (v) accumulated dividends due upon the vesting of the aforementioned PSUs and OPRSUs, valued at $2,601 .
6)Amount includes (i) immediate vesting of 47,503 subject to time-based vesting valued at $706,840; (ii) eligible for vesting of 4,814 PSUs subject to performance-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, and based on actual performance of all PSUs measured as of December 31, 2025, valued at $71,632; (iii) vesting of 3,315 OPRSUs that were earned as of December 31, 2025 based on actual performance, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $49,327; and (iv) accumulated dividends due upon the vesting of the aforementioned PSUs and OPRSUs, valued at $2,601.
7)Amount includes (i) an aggregate severance payment of $1,600,000; (ii) immediate vesting of 47,503 RSUs subject to time-based vesting valued at $706,840; (iii) immediate vesting of 78,905 PSUs subject to performance-based vesting valued at $1,174,103 and based on actual performance of all PSUs measured as of December 31, 2025 in connection with a termination upon a change in control; and (iv) accumulated dividends due upon the vesting of the aforementioned PSUs, valued at $40,417.
8)Amount includes (i) an aggregate severance payment of $1,350,000; (ii) immediate vesting of 20,669 RSUs subject to time-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $307,550; (iii) eligible for vesting of 6,018 PSUs subject to performance-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, and based on actual performance of all PSUs measured as of December 31, 2025, valued at $89,548; (iv) vesting of 4,144 OPRSUs that were earned as of December 31, 2025 as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, based on actual performance, valued at $61,663; (v) accumulated dividends due upon the vesting of the aforementioned PSUs and OPRSUs, valued at $3,252; and (vi) the continuation of health insurance coverage for a period of 18 months, valued at approximately $59,916.
9)Amount includes (i) immediate vesting of 54,097 RSUs subject to time-based vesting valued at $804,958; and (ii) eligible for vesting of 6,018 PSUs subject to performance-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, and based on actual performance of all PSUs measured as of December 31, 2025, valued at $89,548; (iv) vesting of 4,144 OPRSUs that were earned as of December 31, 2025, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, based on actual performance, valued at $61,663; and (v) accumulated dividends due upon the vesting of the aforementioned PSUs and OPRSUs, valued at $3,252.
10)Amount includes (i) an aggregate severance payment of $1,800,000; (ii) immediate vesting of 54,097 RSUs subject to time-based vesting valued at $804,958; (iii) immediate vesting of 86,490 PSUs subject to performance-based vesting valued at $1,286,977 and based on actual performance of all PSUs measured as of December 31, 2025 in connection with a termination upon a change in control; (iv) accumulated dividends due upon the vesting of the aforementioned PSUs, valued at $42,672; and (v) the continuation of health insurance coverage for a period of 18 months, valued at approximately $59,916.
11)Amount includes (i) an aggregate severance payment of $1,200,000; (ii) immediate vesting of 19,118 RSUs subject to time-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, valued at $284,471; (iii) eligible for vesting of 4,213 PSUs subject to performance-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, and based on actual performance of all PSUs measured as of December 31, 2025, valued at $62,689; (iv) vesting of 2,901 OPRSUs that were earned as of December 31, 2025 as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, based on actual performance, valued at $43,167; (v) accumulated dividends due upon the vesting of the aforementioned PSUs and OPRSUs, valued at $2,276; and (vi) the continuation of health insurance coverage for a period of 18 months, valued at approximately $59,916.
12)Amount includes (i) immediate vesting of 45,642 RSUs subject to time-based vesting valued at $679,148; (ii) eligible for vesting of 4,213 PSUs subject to performance-based vesting, as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, and based on actual performance of all PSUs measured as of December 31, 2025, valued at $62,689; (iii) vesting of 2,901 OPRSUs that were earned as of December 31, 2025 as adjusted on a pro rata basis for the term of service relative to the three-year vesting term of the award, based on actual performance, valued at $43,167; and (iv) accumulated dividends due upon the vesting of the aforementioned PSUs and OPRSUs, valued at $2,276.
13)Amount includes (i) an aggregate severance payment of $1,600,000; (ii) immediate vesting of 45,642 RSUs subject to time-based vesting valued at $679,148; (iii) immediate vesting of 78,700 PSUs subject to performance-based vesting valued at $1,171,056 and based on actual performance of all PSUs measured as of December 31, 2025 in connection with a termination upon a change in control; (iv) accumulated dividends due upon the vesting of the aforementioned PSUs, valued at $41,654; and (v) the continuation of health insurance coverage for a period of 18 months, valued at approximately $59,916.
14)Amount includes the actual payments and benefits to which Mr. Turkanis became entitled in connection with his separation of employment with us on June 27, 2025, including: (i) an aggregate severance payment of $1,200,000 (ii) a prorated 2025 target bonus payment of $195,068; (iii) payout of accrued but unused vacation time in the amount of $29,231; and (iv) immediate vesting of 6,771 RSUs subject to time-based vesting, valued at $101,497, (v) eligibility to vest up to 983 PSUs subject to performance-based vesting, and based on actual performance of all PSUs measured as of June 27, 2025, valued at $14,735; (vi) eligibility to vest up to 1,083 OPRSUs subject to performance-based vesting, and based on actual performance of all OPSUs measured as of June 27, 2025, valued at $16,234; (vii) accumulated dividends due upon the vesting of the aforementioned PSUs and OPRSUs, valued at $661; and (viii) the continuation of health insurance coverage for a period of 18 months, valued at approximately $58,393.

CEO PAY RATIO
Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K promulgated by the SEC thereunder requires the Company to disclose the median of the annual total compensation of all employees, excluding the chief executive officer, and the ratio of the median of the annual total compensation of all employees to the annual total compensation of the chief executive officer. In 2025, we identified the median employee using our employee population on December 31, 2025 and based on each employee’s total compensation, using the same elements of compensation reportable in the Summary Compensation Table for named executive officers as the “consistently applied compensation measure” under Item 402(u) of Regulation S-K. We did not perform adjustments to the compensation paid to part-time employees to calculate what they would have been paid on a full-time basis. We did not make any assumptions, adjustments, or estimates other than annualizing the compensation for any permanent (full-time or part-time) employees that were not employed by us for all of 2025. We then calculated the 2025 total compensation for the 2025 median employee using the same methodology as required for the 2025 Summary Compensation Table.

In 2025, the total compensation of our median employee, excluding the chief executive officer, as calculated using Summary Compensation Table requirements, was $111,713; the total compensation for Mr. Nia, who was serving as our chief executive officer on December 31, 2025, the date that our median employee was identified, was $7,434,706, as reported in the Summary Compensation Table and adjusting Mr. Nia’s base salary to annualize it in accordance with Instruction 2 to Item 402(u) of Regulation S-K; and the ratio of the chief executive officer’s total compensation for 2025 to the 2025 total compensation for the median employee was approximately 67-to-1.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT & RELATED STOCKHOLDER MATTERS
VOTING SECURITIES AND PRINCIPAL HOLDERS
Unless otherwise indicated, the following table sets forth information as of March 18, 2026 with respect to each person or group who is known by the Company, in reliance on Schedules 13D and 13G reporting beneficial ownership and filed with the SEC, to beneficially own more than 5% of the Company’s outstanding shares of Common Stock. Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual or group listed with sole voting and/or investment power.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)(1)
BlackRock, Inc.(2)	14,240,933	15.2%
The Vanguard Group, Inc.(3)	12,350,430	13.2%
The Mack Group (4)	7,452,969	7.9%
H/2 Credit Manager LP (5)	5,472,814	5.8%
Bow Street, LLC (6)	5,241,593	5.6%
Madison International Realty Holdings, LLC (7)	5,189,120	5.5%
Prudential Financial, Inc. (8)	4,752,218	5.1%

(1)This percentage was calculated based on 93,838,017 shares of Common Stock issued and outstanding as of March 18, 2026. Unless otherwise noted, the total number of shares outstanding used in calculating this percentage does not include 8,270,116 shares reserved for issuance upon redemption or conversion of outstanding units of limited partnership interest (“Units”) in Veris Residential, L.P., a Delaware limited partnership (the “Operating Partnership”) through which the Company conducts its real estate activities (including 249,974 LTIP Units), or 1,530,000 shares reserved for issuance upon the exercise of stock options granted or reserved for possible grant to certain employees, former employees and directors of the Company, except in all cases where such Units or stock options are owned by the reporting person or group.
(2)Address: 55 East 52nd Street, New York, NY 10055. Share information is furnished in reliance on the Schedule 13G dated July 18, 2025 of BlackRock, Inc. (“BlackRock”) filed with the SEC, which represents holdings as of June 30, 2025. Based upon information included in the Schedule 13G and other Forms 13F filed by BlackRock and its affiliates, the Company believes that such shares are held for investment advisory clients of BlackRock. This number represents (i) 13,900,377 shares beneficially owned by BlackRock for which it has sole voting power and (ii) 14,240,933 shares for which it has sole dispositive power.
(3)Address: 100 Vanguard Blvd., Malvern, PA, 19355. Share information is furnished in reliance on the Schedule 13G/A dated February 13, 2024 of The Vanguard Group, Inc. (“Vanguard”) filed with the SEC, which represents holdings as of December 31, 2023. Based upon information included in the Schedule 13G/A and other Forms 13F filed by Vanguard and its affiliates, the Company believes that such shares are held for investment advisory clients of Vanguard. This number represents 12,350,430 shares beneficially owned by Vanguard, which includes (i) 115,466 for which Vanguard has shared voting power, (ii) 12,147,147 shares for which Vanguard has sole dispositive power, and (iii) 203,283 shares for which Vanguard has shared dispositive power.
(4)Address: c/o the Mack Real Estate Group, 60 Columbus Cir., 20th Floor, New York, NY 10023. The Mack Group (which is not a legal entity) is composed of, among others, William L. Mack, the former Chairman of the Board of Directors, David S. Mack, a former director of the Company, Fredric Mack, Earle I. Mack, a former director of the Company, and their immediate family members and related trusts. Share information is furnished in reliance on the Schedule 13G/A dated February 16, 2021 of the Mack Group filed with the SEC, which represents holdings as of December 31, 2020. This number represents 7,452,969 shares for which the Mack Group has shared dispositive and voting power, and includes 7,271,838 common Units, redeemable for shares of Common Stock on a one-for-one basis (each such unit being a “Reported Share”). Furthermore, William L. Mack, a member of The Mack Group, is a trustee of The William and Phyllis Mack Foundation, Inc., a charitable foundation that owns 100,000 Reported Shares. Earle I. Mack, a member of the Mack Group, is a trustee of The Earle I. Mack Foundation, Inc., a charitable foundation that owns 30,000 Reported Shares. Richard Mack, a member of the Mack Group, is trustee of The Mack 2010 Family Trust II, a trust that owns 330,097 Reported Shares. David S. Mack, a member of the Mack Group, is a trustee of The David and Sondra Mack Foundation, a charitable foundation that owns 225,000 Reported Shares. Stephen Mack, a member of the Mack Group, is a trustee of The Stephen Mack and Kelly Mack Family Foundation, a charitable foundation that owns 5,000 Reported Shares. Each of William L. Mack, Earle I. Mack, Richard Mack, David S. Mack and Stephen Mack, pursuant to Rule 13d-4 under the Exchange Act, has specifically disclaimed beneficial ownership of any Reported Shares owned by such foundations.
(5)Address: 680 Washington Boulevard, Seventh Floor, Stamford, CT 06901. Share information is furnished in reliance on the Schedule 13G dated February 17, 2026 of H/2 Credit Manager LP (“H/2”) filed with the SEC, which represents holdings as of December 31, 2025. Based upon information included in the Schedule 13G, the Company believes that such shares are held for investment advisory clients of H/2. This number represents 5,472,814 shares beneficially owned by H/2, which includes (i) 5,472,814 shares for which H/2 has shared voting power and (ii) 5,472,814 shares for which H/2 has shared dispositive power.
(6)Address: 595 Madison Avenue, 29th Floor, New York, NY 10022. Share information is furnished in reliance on the Schedule 13D dated February 24, 2026 of Bow Street LLC (“Bow Street”), Howard Shainker and A. Akiva Katz. The Schedule 13D was filed pursuant to a joint filing agreement, dated February 23, 2026 by and between Bow Street, Mr. Shainker and Mr. Katz. This number includes 5,241,593 shares beneficially owned by each of Bow Street, Mr. Shainker and Mr. Katz for which each of Bow Street, Mr. Shainker and Mr. Katz has shared voting and dispositive power; 5,195,930 shares beneficially owned by Mr. Shainker and Mr. Katz from which Mr. Shainker and Mr. Katz have shared voting and dispositive power, and 45,663 shares for which Mr. Katz has sole voting and dispositive power.
(7)Address: 300 Park Avenue, 3rd Floor, New York, NY 10022. Share information is furnished in reliance on the Schedule 13G dated September 24, 2025 reporting beneficial ownership of more than 5% of the Company’s common stock by each of Madison International Realty Holdings, LLC (“MIRH”), Madison International Realty Partners GP, LLC (“Madison GP”), Madison International Realty Partners, LP (“MIRP”) and Ronald Dickerman. The Schedule 13G was filed pursuant to a joint filing agreement, dated February 13, 2020 by and between MIRELF VI REIT Investments, MIRELF VI REIT, MIRELF VI, Holdings VI, MIR VI, MIRELF VII US Securities, MIRELF VII REIT, MIRELF VII, Holdings VII, MIR VII, MIRP, MIRP GP, MIRH and Mr. Dickerman. Based upon information included in the Schedule 13G and other Forms 13F filed by MIRH and its affiliates, the Company believes that such shares are held for investment advisory clients of MIRH. This number represents 5,189,120 shares beneficially owned by each of MIRH, Madison GP, MIRP and Mr. Dickerman, which includes 5,189,120 shares for which each of MIRH, Madison GP, MIRP and Mr. Dickerman has shared voting and dispositive power.
(8)Address: 751 Broad Street, Newark, NJ 07102. Share information is furnished in reliance on the Schedule 13G dated February 13, 2025 of Prudential Financial, Inc. (“Prudential”) filed with the SEC, which represents holdings as of December 31, 2024. Based upon information included in the Schedule 13G and other Forms 13F filed by Prudential and its affiliates, the Company believes that such shares are held for investment advisory clients of Prudential. This number represents 4,752,218 shares beneficially owned by Prudential, which includes (i) 16,852 shares for which Prudential has voting and sole dispositive power, and (ii) 4,735,366 shares for which Prudential has voting and shared dispositive power.

BENEFICIAL OWNERSHIP
Set forth below is certain information as of March 18, 2026, including information with respect to the beneficial ownership of the Common Stock, for (i) the members of the Board of Directors, (ii) the executive officers of the Company, (iii) the named executive officers for 2025, and (iv) the directors, executive officers and named executive officers of the Company as a group:

Name and Position	Age	First Elected	Term Expires	Number of Shares(1)(2)		Percent of Shares Outstanding (%)(3)	Shares Outstanding (calculated on a fully diluted basis) (%)(4)
Tammy K. Jones,	60	2020	2026	42,863		*	*
Chair of the Board
Mahbod Nia,	50	2020	2026	2,785,521	(5)	3.0%	2.7%
Chief Executive Officer and Director
Amanda Lombard,	42	―	―	264,010	(6)	*	*
Chief Financial Officer
Anna Malhari,	41	―	―	316,016	(7)	*	*
Chief Operating Officer
Taryn D. Fielder,	48	―	―	276,458	(8)	*	*
General Counsel
Jeffrey S. Turkanis,	44	―	―	295,775	(9)	*	*
Former Executive Vice President and
Chief Investment Officer
Frederic Cumenal,	66	2019	2026	47,132		*	*
Director
A. Akiva Katz,	48	2020	2026	5,241,593	(10)	5.6%	5.1%
Director
Nori Gerardo Lietz,	69	2019	2026	57,132		*	*
Director
Victor B. MacFarlane,	75	2021	2026	36,977		*	*
Director
Christopher Papa,	60	2025	2026	7,942		*	*
Director
Howard S. Stern,	64	2020	2026	42,863		*	*
Director
Stephanie L. Williams,	48	2023	2026	24,218		*	*
Director
All directors and executive officers as a group (13 individuals)				9,438,500		10.1%	9.1%
*    Beneficial Ownership of less than 1.0% is omitted.
(1)The limited partners of the Operating Partnership share with the Company, as general partner, in the net income or loss and any distributions of the Operating Partnership. Pursuant to the partnership agreement of the Operating Partnership, common units of limited partnership interest in the Operating Partnership (the “Common Units”) are redeemable into shares of Common Stock on a one-for-one basis.
(2)Except as otherwise noted below, all shares of Common Stock, Common Units, LTIP Units (as converted into Common Units), vested options, and all restricted Common Stock are owned beneficially by the individual listed with sole voting and/or investment power.
(3)Assumes redemption or conversion of only the Units in the Operating Partnership beneficially owned by such owner into shares of Common Stock and the exercise of vested options and all restricted Common Stock held only by such owner.
(4)Assumes redemption or conversion of all outstanding Units in the Operating Partnership into shares of Common Stock and the exercise of all vested options and all restricted Common Stock.
(5)Includes 438,449 unvested shares of performance vesting restricted stock units, 429,787 unvested shares of shares of outperformance vesting restricted stock units and 950,000 vested stock options. Also includes 380,869 shares indirectly beneficially owned by a family limited liability company whose beneficiaries are Mr. Nia, his spouse and children and over which Mr. Nia and his spouse share voting and dispositive control.
(6)Includes 76,071 unvested shares of performance vesting restricted stock and 74,769 unvested shares of outperformance vesting restricted stock units.
(7)Includes 90,531 unvested shares of performance vesting restricted stock and 89,245 unvested shares of outperformance vesting restricted stock units.
(8)Includes 69,752 unvested shares of performance vesting restricted stock and 68,376 unvested shares of outperformance vesting restricted stock units.
(9)Includes 250,000 vested stock options, 12,328 unvested shares of performance vesting restricted stock and 11,619 unvested shares of outperformance vesting restricted stock units.
(10)5,241,593 shares of Common Stock may be deemed to be beneficially owned by Mr. Katz by virtue of being a Managing Partner of Bow Street and holding shares of Common Stock in personal accounts.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information, as of December 31, 2025, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND RIGHTS		(B) WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND RIGHTS		(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
Equity Compensation Plans Approved by Stockholders	397,729	(1)	$16.09	(2)	2,105,684
Equity Compensation Plans Not Approved by Stockholders	1,334,775	(3)	15.90		N/A	(4)
Total	1,732,504		N/A		2,105,684

(1)Includes 67,729 shares of unvested restricted Common Stock and 330,000 unexercised options.
(2)Weighted average exercise price of outstanding options; excludes restricted Common Stock.
(3)Includes 1,200,000 stock options issued as a one-time, sign-on “inducement” award under Section 303A.08 of the New York Stock Exchange Listed Company Manual, and 134,775 shares issuable pursuant to the Directors’ Deferred Compensation Plan. See Note 14: Veris Residential, Inc Stockholders’ Equity and Veris Residential, L.P.’s Partners’ Capital — Deferred Stock Compensation Plan For Directors, to the Company’s financial statements beginning on page 85 of the 2025 Annual Report.
(4)The Directors’ Deferred Compensation Plan does not limit the number of stock units issuable thereunder, but applicable SEC and NYSE rules restricted the aggregate number of stock units issuable thereunder to one percent (1%) of the Company’s outstanding shares when the plan commenced on January 1, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, & DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
POLICIES AND PROCEDURES
The Company has a written policy with respect to the review, approval and ratification of related person transactions. This policy applies to any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships, in which (i) the Company is a participant and (ii) any “related person” (defined as an employee, director, director nominee, an executive officer or someone who owns more than 5% of any class of the Company’s voting securities, or an immediate family member of any of the foregoing persons, with certain exceptions) has or will have a direct or indirect interest. Under the policy, the Company’s General Counsel will determine whether a transaction meets the definition of a related person transaction that will require review by the NESG Committee. The NESG Committee will review all related person transactions referred to them and, based on the relevant facts and circumstances, will decide whether or not to approve such transactions. Only those transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders will be approved. If the Company becomes aware of an existing related person transaction that was not approved under this policy, the matter will be referred to the NESG Committee and it will evaluate all options available, including ratification, amendment or termination of the transaction.
The Company has determined that, under the policy, the following types of transactions will be deemed to be pre-approved: (i) employment of an executive officer if the related compensation is required to be reported in the Company’s proxy statement; (ii) employment of an executive officer if they are not an immediate family member of another executive officer or director of the Company, the related compensation would have been reported in the Company’s proxy statement if they were a “named executive officer” and the Company’s Compensation Committee (the “Compensation Committee”) approved (or recommended that the Board of Directors approve) such compensation; (iii) compensation paid to a director if the compensation is required to be reported in the Company’s proxy statement; (iv) any transaction where the related person’s interest arises solely from the ownership of the Common Stock and all holders of the Common Stock received the same benefit on a pro rata basis; (v) any transaction in which the rates or charges incurred are subject to governmental regulation; and (vi) any transaction involving bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.
Under the policy, the General Counsel’s determination of whether a transaction meets the definition of a related person transaction is based upon an assessment of the transaction under Item 404 of Regulation S-K without regard to the amounts involved. The Company’s policy provides that any related person transaction referred to the NESG Committee for consideration is evaluated based on all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally.
The policy prohibits a director from participating in any review, consideration or approval of any related person transaction with respect to which the director or any of their immediate family members is the related person. The policy also provides that the only transactions that may be approved are those transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

INDEPENDENCE OF THE BOARD OF DIRECTORS
The Board of Directors has adopted the NYSE’s standards for determining the independence of its members and believes that it interprets these requirements conservatively. In applying these standards, the Board of Directors considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material. The Board of Directors has determined that eight of nine of its current members (namely, Messrs., Cumenal, Katz, MacFarlane, Papa and Stern and Mses. Gerardo Lietz, Jones and Williams) are independent directors within the meaning of such NYSE independence standards in terms of independence from management. In making this determination, the Board of Directors did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025, and has been appointed by the Audit Committee to continue as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026.

The Company was billed for professional services rendered in 2025 and 2024 by PricewaterhouseCoopers LLP, the details of which are disclosed below.

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

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accountants, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and SEC Rule 2-01(c)(7)(i)(C) of Regulation S-X, all of which are approved by the Audit Committee prior to the completion of the audit. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, the Chair of the Audit Committee has been granted the authority to pre-approve such services, provided that the estimated cost of such services on each such occasion does not exceed $125,000, and the Chair of the Audit Committee reports for ratification of such pre-approval to the Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above and has otherwise complied with the provisions of its charter.

AUDIT FEES
The aggregate fees and expenses incurred by the Company and its consolidated subsidiaries for fiscal years ended December 31, 2025 and 2024 for professional services rendered by PricewaterhouseCoopers LLP or its affiliates in connection with (i) the audit of the Company’s annual financial statements; (ii) the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30; (iii) a consent issued in connection with a registration statement; and (iv) services provided in connection with statutory and regulatory filings or engagements, including attestation services required by Section 404 of the Sarbanes-Oxley Act of 2002, were $1,100,650 and $1,070,000, respectively.

AUDIT-RELATED FEES
The aggregate audit-related fees and expenses incurred for the fiscal years ended December 31, 2025 and December 31, 2024, including subscription-based publications, and comfort letters were $3,499 and $273,199, respectively.

TAX FEES
There were no fees or expenses incurred by the Company for fiscal years ended December 31, 2025 and 2024 for services related to tax compliance, tax advice and tax planning rendered by PricewaterhouseCoopers LLP.

ALL OTHER FEES
There were no fees or expenses incurred by the Company for fiscal years ended December 31, 2025 and 2024 for other services rendered by PricewaterhouseCoopers LLP.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner

31.2*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the General Partner

31.3*	Certification of the General Partner’s Chief Executive Officer, Mahbod Nia, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership

31.4*	Certification of the General Partner’s Chief Financial Officer, Amanda Lombard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Operating Partnership

104.1*	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A formatted in Inline XBRL

* filed herewith

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

.

Veris Residential, Inc.
(Registrant)

Date:	March 23, 2026	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	March 23, 2026	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)

		By:	Veris Residential, Inc.
its General Partner

Date:	March 23, 2026	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	March 23, 2026	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)