Form 10-Q
period 2026-03-31
Veris Residential, Inc.; Veris Residential, L.P.
filed 2026-04-22
CIK 924901, 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
As of April 20, 2026, there were 93,838,017 shares of Veris Residential, Inc.’s Common Stock, par value $0.01 per share, outstanding.
Veris Residential, L.P. does not have any class of common equity that is registered pursuant to Section 12 of the Exchange Act.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of Veris Residential, Inc. and Veris Residential, L.P. Unless stated otherwise or the context otherwise requires, references to the “Operating Partnership” mean Veris Residential, L.P., a Delaware limited partnership, and references to the “General Partner” mean Veris Residential, Inc., a Maryland corporation and real estate investment trust (“REIT”), and its subsidiaries, including the Operating Partnership. References to the “Company,” "Veris," “we,” “us” and “our” mean collectively the General Partner, the Operating Partnership and those entities/subsidiaries consolidated by the General Partner.
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
As of March 31, 2026, the General Partner owned an approximate 91.7 percent common unit interest in the Operating Partnership. The remaining approximate 8.3 percent common unit interest is owned by limited partners. The limited partners of the Operating Partnership are (1) persons who contributed their interests in properties to the Operating Partnership in exchange for common units (each, a “Common Unit”) or preferred units of limited partnership interest in the Operating Partnership or (2) recipients of long term incentive plan units of the Operating Partnership pursuant to the General Partner’s executive compensation plans.
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
The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Veris Residential, Inc.’s and Veris Residential, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The results of operations for the three-month period ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	March 31, 2026	December 31, 2025
Rental property
Land and leasehold interests	$376,710	$376,710
Buildings and improvements	2,586,369	2,584,333
Tenant improvements	17,438	16,745
Furniture, fixtures and equipment	120,408	118,797
	3,100,925	3,096,585
Less – accumulated depreciation and amortization	(537,316)	(516,404)
Net investment in rental property	2,563,609	2,580,181
Cash and cash equivalents	9,415	14,128
Restricted cash	13,687	15,232
Investments in unconsolidated joint ventures	51,925	52,188
Unbilled rents receivable, net	3,505	3,643
Deferred charges and other assets, net	36,241	40,588
Accounts receivable	1,303	911
Total assets	$2,679,685	$2,706,871
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$124,000	$30,000
Mortgages, loans payable and other obligations, net	1,237,339	1,332,158
Dividends and distributions payable	8,638	8,697
Accounts payable, accrued expenses and other liabilities	44,045	44,610
Rents received in advance and security deposits	11,809	11,419
Accrued interest payable	5,058	5,031
Total liabilities	1,430,889	1,431,915
Commitments and contingencies
Redeemable noncontrolling interests	9,294	9,294
Equity:
Veris Residential, Inc. stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 93,838,017 and 93,432,649 shares outstanding	938	934
Additional paid-in capital	2,571,857	2,572,743
Dividends in excess of net earnings	(1,443,045)	(1,421,369)
Accumulated other comprehensive income (loss)	(257)	(687)
Total Veris Residential, Inc. stockholders’ equity	1,129,493	1,151,621
Noncontrolling interests in subsidiaries:
Operating Partnership	102,473	105,849
Consolidated joint ventures	7,536	8,192
Total noncontrolling interests in subsidiaries	110,009	114,041
Total equity	1,239,502	1,265,662
Total liabilities and equity	$2,679,685	$2,706,871
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
REVENUES	2026	2025
Revenue from leases	$64,591	$61,965
Management fees	534	718
Parking income	3,459	3,749
Other income	1,518	1,324
Total revenues	70,102	67,756
EXPENSES
Real estate taxes	7,756	9,212
Utilities	2,880	2,807
Operating services	10,662	10,993
Property management	4,482	4,385
General and administrative	10,549	10,068
Transaction and merger related costs	10,486	308
Depreciation and amortization	21,226	21,253
Land and other impairments, net	—	3,200
Total expenses	68,041	62,226
OTHER (EXPENSE) INCOME
Interest expense	(17,871)	(22,960)
Interest and other investment income	102	25
Equity in earnings (losses) of unconsolidated joint ventures	460	3,842
Gain (loss) on disposition of developable land	—	(156)
Other income (expense), net	(283)	(105)
Total other (expense) income, net	(17,592)	(19,354)
Income (loss) from continuing operations before income tax expense	(15,531)	(13,824)
Provision for income taxes	(69)	(42)
Income (loss) from continuing operations after income tax expense	(15,600)	(13,866)
Discontinued operations:
Income (loss) from discontinued operations	—	136
Net income (loss)	(15,600)	(13,730)
Noncontrolling interests in consolidated joint ventures	400	2,125
Noncontrolling interests in Operating Partnership of income (loss) from continuing operations	1,273	998
Noncontrolling interests in Operating Partnership in discontinued operations	—	(11)
Redeemable noncontrolling interests	(81)	(81)
Net income (loss) available to common shareholders	$(14,008)	$(10,699)
Basic earnings per common share:
Income (loss) from continuing operations	$(0.15)	$(0.12)
Discontinued operations	—	—
Net income (loss) available to common shareholders	$(0.15)	$(0.12)
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.15)	$(0.12)
Discontinued operations	—	—
Net income (loss) available to common shareholders	$(0.15)	$(0.12)
Basic weighted average shares outstanding	93,595	93,059
Diluted weighted average shares outstanding	102,136	101,690
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(15,600)	$(13,730)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	469	(1,104)
Comprehensive income (loss)	$(15,131)	$(14,834)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	400	2,125
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(81)	(81)
Comprehensive loss (income) attributable to noncontrolling interests in Operating Partnership	1,234	1,303
Comprehensive income (loss) attributable to common shareholders	$(13,578)	$(11,487)
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended March 31, 2026	Shares	Par Value
Balance at January 1, 2026	93,432	$934	$2,572,743	$(1,421,369)	$(687)	$114,041	$1,265,662
Net income (loss)	—	—	—	(14,008)	—	(1,592)	(15,600)
Common stock dividends	—	—	—	(7,668)	—	—	(7,668)
Common unit distributions	—	—	—	—	—	(815)	(815)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(256)	(256)
Redemption of common units for common stock	25	—	308	—	—	(308)	—
Redemption of common units	—	—	—	—	—	(823)	(823)
Stock compensation	650	7	3,675	—	—	—	3,682
Cancellation of restricted shares	(269)	(3)	(5,065)	—	—	—	(5,068)
Other comprehensive income (loss)	—	—	—	—	430	39	469
Rebalancing of ownership percentage between parent and subsidiaries	—	—	196	—	—	(196)	—
Balance at March 31, 2026	93,838	$938	$2,571,857	$(1,443,045)	$(257)	$110,009	$1,239,502

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
For the Three Months Ended March 31, 2025	Shares	Par Value
Balance at January 1, 2025	92,912	$929	$2,564,495	$(1,466,187)	$154	$133,678	$1,233,069
Net income (loss)	—	—	—	(10,699)	—	(3,031)	(13,730)
Common stock dividends	—	—	—	(7,550)	—	—	(7,550)
Common unit distributions	—	—	—	—	—	(690)	(690)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—		—	—	(88)	(88)
Redemption of common units for common stock	43	—	509	—	—	(509)	—
Redemption of common units	—	—	—	—	—	(148)	(148)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	—	—	98	—	—	—	98
Stock compensation	596	6	3,316	—	—	—	3,322
Cancellation of restricted shares	(239)	(2)	(3,921)	—	—	—	(3,923)
Other comprehensive income (loss)	—	—	—	—	(1,011)	(93)	(1,104)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	347	—	—	(347)	—
Balance at March 31, 2025	93,312	$933	$2,564,846	$(1,484,436)	$(857)	$128,691	$1,209,177

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2026	2025
Net income (loss)	$(15,600)	$(13,730)
Net loss (income) from discontinued operations	—	(136)
Net income (loss) from continuing operations	(15,600)	(13,866)
Operating activities:
Depreciation and amortization, including related intangible assets	21,229	21,250
Amortization of deferred compensation stock units	—	98
Amortization of stock compensation	3,644	3,268
Amortization of deferred financing costs and derivative premiums	1,831	2,779
Equity in (earnings) loss of unconsolidated joint ventures	(460)	(3,842)
(Gain) loss on disposition of developable land	—	156
Land and other impairments, net	—	3,200
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	138	(156)
Decrease (increase) in deferred charges and other assets	3,338	1,844
Decrease (increase) in accounts receivable, net	(392)	206
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(102)	(1,895)
(Decrease) increase in rents received in advance and security deposits	390	17
(Decrease) increase in accrued interest payable	27	(30)
Net cash flows provided by (used in) operating activities - continuing operations	14,043	13,029
Net cash flows provided by (used in) operating activities - discontinued operations	—	164

Net cash provided by (used in) operating activities	$14,043	$13,193

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(4,386)	$(5,805)
Development of rental property and other related costs	(370)	(1,084)
Proceeds from the sales of developable land	—	7,139
Distributions in excess of cumulative earnings from unconsolidated joint ventures	822	3,192

Net cash provided by (used in) investing activities	$(3,934)	$3,442

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$99,000	$20,000
Repayment of revolving credit facility	(5,000)	(24,000)
Repayment of mortgages, loans payable and other obligations	(95,594)	(2,293)
Common unit redemptions	(823)	(148)
Payment of financing costs and derivative premiums, net	(3)	(18)
Contribution from noncontrolling interests	—	70
Distribution to noncontrolling interests	(256)	(158)
Distributions to redeemable noncontrolling interests	(81)	(81)
Payment of common dividends and distributions	(8,542)	(8,286)
Payment for taxes related to the net share settlement of stock compensation awards	(5,068)	(3,923)
Net cash provided by (used in) financing activities	$(16,367)	$(18,837)

Net increase (decrease) in cash and cash equivalents	$(6,258)	$(2,202)
Cash, cash equivalents and restricted cash, beginning of period (1)	29,360	24,310

Cash, cash equivalents and restricted cash, end of period (2)	$23,102	$22,108

(1)Includes Restricted Cash of $15,232 and $17,059 as of December 31, 2025 and 2024, respectively.
(2)Includes Restricted Cash of $13,687 and $14,512 as of March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	March 31, 2026	December 31, 2025
Rental property
Land and leasehold interests	$376,710	$376,710
Buildings and improvements	2,586,369	2,584,333
Tenant improvements	17,438	16,745
Furniture, fixtures and equipment	120,408	118,797
	3,100,925	3,096,585
Less – accumulated depreciation and amortization	(537,316)	(516,404)
Net investment in rental property	2,563,609	2,580,181
Cash and cash equivalents	9,415	14,128
Restricted cash	13,687	15,232
Investments in unconsolidated joint ventures	51,925	52,188
Unbilled rents receivable, net	3,505	3,643
Deferred charges and other assets, net	36,241	40,588
Accounts receivable	1,303	911
Total assets	$2,679,685	$2,706,871
LIABILITIES AND EQUITY
Revolving credit facility and term loans	$124,000	$30,000
Mortgages, loans payable and other obligations, net	1,237,339	1,332,158
Dividends and distributions payable	8,638	8,697
Accounts payable, accrued expenses and other liabilities	44,045	44,610
Rents received in advance and security deposits	11,809	11,419
Accrued interest payable	5,058	5,031
Total liabilities	1,430,889	1,431,915
Commitments and contingencies
Redeemable noncontrolling interests	9,294	9,294
Partners’ Capital:
General Partner, 93,838,017 and 93,432,649 common units outstanding	1,066,407	1,089,161
Limited partners, 8,513,628 and 8,587,702 common units/LTIPs outstanding	165,816	168,996
Accumulated other comprehensive income	(257)	(687)
Total Veris Residential, L.P. partners’ capital	1,231,966	1,257,470
Noncontrolling interests in consolidated joint ventures	7,536	8,192
Total equity	1,239,502	1,265,662
Total liabilities and equity	$2,679,685	$2,706,871
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended March 31,
REVENUES	2026	2025
Revenue from leases	$64,591	$61,965
Management fees	534	718
Parking income	3,459	3,749
Other income	1,518	1,324
Total revenues	70,102	67,756
EXPENSES
Real estate taxes	7,756	9,212
Utilities	2,880	2,807
Operating services	10,662	10,993
Property management	4,482	4,385
General and administrative	10,549	10,068
Transaction and merger related costs	10,486	308
Depreciation and amortization	21,226	21,253
Land and other impairments, net	—	3,200
Total expenses	68,041	62,226
OTHER (EXPENSE) INCOME
Interest expense	(17,871)	(22,960)
Interest and other investment income	102	25
Equity in earnings (losses) of unconsolidated joint ventures	460	3,842
Gain (loss) on disposition of developable land	—	(156)
Other income (expense), net	(283)	(105)
Total other (expense) income, net	(17,592)	(19,354)
Income (loss) from continuing operations before income tax expense	(15,531)	(13,824)
Provision for income taxes	(69)	(42)
Income (loss) from continuing operations after income tax expense	(15,600)	(13,866)
Discontinued operations:
Income (loss) from discontinued operations	—	136
Net income (loss)	(15,600)	(13,730)
Noncontrolling interests in consolidated joint ventures	400	2,125
Redeemable noncontrolling interests	(81)	(81)
Net income (loss) available to common unitholders	$(15,281)	$(11,686)
Basic earnings per common unit:
Income (loss) from continuing operations	$(0.15)	$(0.12)
Discontinued operations	—	—
Net income (loss) available to common unitholders	$(0.15)	$(0.12)
Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.15)	$(0.12)
Discontinued operations	—	—
Net income (loss) available to common unitholders	$(0.15)	$(0.12)
Basic weighted average units outstanding	102,136	101,690
Diluted weighted average units outstanding	102,136	101,690
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(15,600)	$(13,730)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate caps	469	(1,104)
Comprehensive income (loss)	$(15,131)	$(14,834)
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	400	2,125
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(81)	(81)
Comprehensive income (loss) attributable to common unitholders	$(14,812)	$(12,790)
The accompanying notes are an integral part of these consolidated financial statements

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands) (unaudited)

For the Three Months Ended March 31, 2026	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2026	93,432	8,587	$1,089,161	$168,996	$(687)	$8,192	$1,265,662
Net income (loss)	—	—	(14,008)	(1,273)	—	(319)	(15,600)
Unit distributions	—	—	(7,668)	(815)	—	—	(8,483)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(256)	(256)
Redemption of limited partners common units for shares of general partner common units	25	(25)	308	(308)	—	—	—
Redemption of limited partner common units	—	(49)	—	(823)	—	—	(823)
Stock compensation	650	—	3,682	—	—	—	3,682
Cancellation of restricted shares	(269)	—	(5,068)	—	—	—	(5,068)
Other comprehensive income (loss)	—	—	—	39	430	—	469
Balance at March 31, 2026	93,838	8,513	$1,066,407	$165,816	$(257)	$7,536	$1,239,502

For the Three Months Ended March 31, 2025	General Partner Common Units	Limited Partner Common Units/ Vested LTIP Units	Common Unitholders	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2025	92,912	8,672	$1,035,795	$166,030	$154	$31,090	$1,233,069
Net income (loss)	—	—	(10,699)	(987)	—	(2,044)	(13,730)
Unit distributions	—	—	(7,550)	(690)	—	—	(8,240)
Redeemable noncontrolling interests	—	—	—	—	—	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	—	—	—	—	—	(88)	(88)
Redemption of limited partners common units for shares of general partner common units	43	(43)	—	—	—	—	—
Redemption of limited partners common units	—	(9)	—	(148)	—	—	(148)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	2	—	—	—	2
Directors' deferred compensation plan	—	—	98	—	—	—	98
Stock compensation	596	—	3,322	—	—	—	3,322
Cancellation of restricted shares	(239)	—	(3,923)	—	—	—	(3,923)
Other comprehensive income (loss)	—	—	—	(93)	(1,011)	—	(1,104)
Balance at March 31, 2025	93,312	8,620	$1,017,045	$164,112	$(857)	$28,877	$1,209,177

The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2026	2025
Net loss	$(15,600)	$(13,730)
Net (income) loss from discontinued operations	—	(136)
Net loss from continuing operations	(15,600)	(13,866)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	21,229	21,250
Amortization of deferred compensation stock units	—	98
Amortization of stock compensation	3,644	3,268
Amortization of deferred financing costs and derivative premiums	1,831	2,779
Equity in (earnings) loss of unconsolidated joint ventures	(460)	(3,842)
Gain (loss) on disposition of developable land	—	156
Land and other impairments, net	—	3,200
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	138	(156)
Decrease (increase) in deferred charges and other assets	3,338	1,844
Decrease (increase) in accounts receivable, net	(392)	206
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(102)	(1,895)
(Decrease) increase in rents received in advance and security deposits	390	17
(Decrease) increase in accrued interest payable	27	(30)
Net cash flows provided by (used in) operating activities - continuing operations	14,043	13,029
Net cash flows provided by (used in) operating activities - discontinued operations	—	164

Net cash provided by (used in) operating activities	$14,043	$13,193

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions, improvements and other costs	$(4,386)	$(5,805)
Development of rental property and other related costs	(370)	(1,084)
Proceeds from the sales of developable land	—	7,139
Distributions in excess of cumulative earnings from unconsolidated joint ventures	822	3,192

Net cash provided by (used in) investing activities	$(3,934)	$3,442

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$99,000	$20,000
Repayment of revolving credit facility	(5,000)	(24,000)
Repayment of mortgages, loans payable and other obligations	(95,594)	(2,293)
Common unit redemptions	(823)	(148)
Payment of financing costs and derivative premiums, net	(3)	(18)
Contribution from noncontrolling interests	—	70
Distribution to noncontrolling interests	(256)	(158)
Distributions to redeemable noncontrolling interests	(81)	(81)
Payment of common dividends and distributions	(8,542)	(8,286)
Payment for taxes related to the net share settlement of stock compensation awards	(5,068)	(3,923)
Net cash provided by (used in) financing activities	$(16,367)	$(18,837)

Net decrease in cash and cash equivalents	$(6,258)	$(2,202)
Cash, cash equivalents and restricted cash, beginning of period (1)	29,360	24,310

Cash, cash equivalents and restricted cash, end of period (2)	$23,102	$22,108

(1)Includes Restricted Cash of $15,232 and $17,059 as of December 31, 2025 and 2024, respectively.
(2)Includes Restricted Cash of $13,687 and $14,512 as of March 31, 2026 and 2025, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

VERIS RESIDENTIAL, INC., VERIS RESIDENTIAL, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
Veris Residential, Inc., a Maryland corporation, together with its subsidiaries (collectively, the “General Partner”) is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls Veris Residential, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), as its sole general partner and owned a 91.7 and 91.6 percent common unit interest in the Operating Partnership as of March 31, 2026 and December 31, 2025, respectively.
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
As of March 31, 2026, the Company owned or had interests in 17 multifamily rental properties, three parking/retail properties, and developable land (collectively, the "Properties"). The Properties are comprised of: (a) 16 wholly-owned or Company-controlled properties, comprised of 13 multifamily properties, three parking/retail properties, and developable land and (b) four multifamily properties owned by unconsolidated joint ventures in which the Company has investment interests.
On February 23, 2026, the General Partner and Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AC Residential Acquisition LP, a Delaware limited partnership (“Parent”), AC Residential REIT LLC, a Delaware limited liability company (“Merger Sub I”), AC Residential OP LP, a Delaware limited partnership (“Merger Sub II”, together with Merger Sub I, the “Merger Subs”). Pursuant to the terms and conditions of the Merger Agreement, upon the closing, the General Partner will be merged with and into Merger Sub I, with Merger Sub I continuing as the surviving corporation as a direct wholly-owned subsidiary of Parent (the “Merger”), and Merger Sub II will merge with and into the Operating Partnership, with the Operating Partnership continuing as the surviving partnership (together with the Merger, the “Mergers”). Parent and the Merger Subs are affiliates of investment funds managed by Affinius Capital LLC, GIC Real Estate Inc. and Vista Hill Partners, LLC (the “Equity Investors”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the date and time the Mergers become effective, (i) each issued and outstanding share of Common Stock (other than shares owned by (a) Parent or Merger Sub I or any of their respective Subsidiaries and (b) any direct or indirect wholly owned Subsidiary of the Company, if any, will automatically be converted into the right to receive $19.00 per Share in cash, without interest thereon (the “Merger Consideration”), (ii) each outstanding Common Unit (other than Common Units owned by (x) Parent, Merger Sub II or any of their respective subsidiaries and (y) the surviving entity in the Merger) will be converted into the right to receive the Merger Consideration and (iii) each outstanding Series A-1 preferred limited partnership unit of the Operating Partnership (each, a “Preferred Unit”) (other than Preferred Units owned by (x) Parent, Merger Sub II or any of their respective Subsidiaries and (y) the surviving entity in the Merger) will be converted into the right to receive the Preferred Unit Merger Consideration as set forth in the Merger Agreement.

The foregoing description of the Merger Agreement and the Mergers does not purport to be complete, and is subject to and is qualified in its entirety by the terms and conditions of the Merger Agreement and any related agreements as further described in the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on April 10, 2026.
BASIS OF PRESENTATION
The accompanying consolidated financial statements reflect all accounts of the Company, including its controlled subsidiaries, which consist principally of the Operating Partnership and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. See Note 2 to the 2025 10-K: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.

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
As of March 31, 2026 and December 31, 2025, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary, have total real estate assets of $394.8 million and $397.2 million, respectively, other assets of $8.8 million and $6.9 million, respectively, mortgages of $280.9 million and $281.8 million, respectively, and other liabilities of $15.4 million and $15.5 million, respectively.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2025, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.
Dividends and Distributions Payable
The Board of Directors considers a variety of factors when setting the Company's dividends including the Company’s earnings, income tax projections, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, economic conditions and other factors.
Dividends declared (on a per share basis) for the three months ended March 31, 2026 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
March 4, 2026	March 31, 2026	April 10, 2026	$0.0800
Dividends declared (on a per share basis) for the three months ended March 31, 2025 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
February 27, 2025	March 31, 2025	April 10, 2025	$0.0800
At March 31, 2026 and December 31, 2025, the balance of the distributions payable was $8.6 million and $8.7 million, respectively.
Impact of Recently-Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The guidance requires disclosing disaggregated information about certain income statement expense captions but does not change the presentation of expense information or expense captions reported on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating the impact that adopting ASU 2024-03 will have on the Company's consolidated financial statements.

3.    INVESTMENTS IN RENTAL PROPERTIES
Dispositions of Rental Properties and Developable Land
The Company did not dispose of any rental properties or developable land during the three months ended March 31, 2026.
The Company disposed of the following developable land holdings during the three months ended March 31, 2025 (dollars in thousands):

Disposition Date	Property	Location	Net Sales Proceeds	Net Carrying Value		Gain (loss) on disposition of developable land
01/24/25	65 Livingston	Roseland, NJ	$7,139	$7,295	(a)	$(156)
Totals			$7,139	$7,295		$(156)
(a) Carrying value reflects previously recorded impairment charges of $2.6 million.
Real Estate Held for Sale and Related Liabilities
As of March 31, 2026 and December 31, 2025, the Company did not have any assets or liabilities classified as held for sale.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2026 and December 31, 2025, the Company had an aggregate investment of approximately $51.9 million and $52.2 million, respectively, in its equity method joint ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage multifamily rental properties. As of March 31, 2026, the unconsolidated joint ventures owned four multifamily properties totaling 1,195 apartment units, and the Company’s unconsolidated interests range from 22.5 percent to 50 percent.
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
The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures, related parties to the Company, and recognized $0.5 million and $0.7 million for such services in the three months ended March 31, 2026 and 2025, respectively. The Company had $0.1 million and $0.3 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, the Company does not have any investments in unconsolidated joint ventures that are considered VIEs.

The following is a summary of the Company's unconsolidated joint ventures as of March 31, 2026 and December 31, 2025 (dollars in thousands):

						Property Debt
Entity / Property Name	Number of Apartment Units		Company's Effective Ownership %	Carrying Value		As of March 31, 2026

				March 31, 2026	December 31, 2025	Balance	Maturity Date		Interest Rate
RiverTrace at Port Imperial	316	units	22.5%	3,449	3,353	82,000	11/10/26		3.21%
The Capstone at Port Imperial	360	units	40.0%	17,150	17,513	135,000	12/22/26	SOFR+	1.20%
Riverpark at Harrison	141	units	45.0%	—	—	29,795	07/01/35		3.19%
Station House	378	units	50.0%	31,326	31,322	84,593	07/01/33		4.82%
Totals:				$51,925	$52,188	$331,388
The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended March 31,
Entity / Property Name	2026	2025
Metropolitan at 40 Park (a)	$—	$(249)
RiverTrace at Port Imperial	141	160
The Capstone at Port Imperial	261	161
Riverpark at Harrison	54	54
Station House	4	(11)
Urby at Harborside (b)	—	3,727
Company's equity in earnings (loss) of unconsolidated joint ventures (c)	$460	$3,842
(a)In April 2025, the Company sold its interest in The Metropolitan at 40 Park multifamily rental property in Morristown, New Jersey.
(b)In April 2025, the Company acquired the remaining 15 percent controlling interest in the joint venture which owns Sable (previously referred to as "Urby at Harborside") and consolidated its full interest in the property.
(c)Amounts are net of amortization of basis differences of $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

5.    DEFERRED CHARGES AND OTHER ASSETS, NET

(dollars in thousands)	March 31, 2026	December 31, 2025
Deferred leasing costs	$5,860	$5,684
Deferred financing costs (a)	7,131	7,124
Deferred charges	12,991	12,808
Accumulated amortization	(7,623)	(6,759)
Deferred charges, net	5,368	6,049
In-place lease values, related intangibles and other assets, net	8,828	8,999
Right of use assets (b)	3,804	4,079
Prepaid expenses and other assets, net	18,241	21,461

Total deferred charges and other assets, net	$36,241	$40,588
(a)This amount relates to the deferred financing costs associated with the revolving credit facility. Deferred financing costs related to all other debt liabilities are netted against those debt liabilities for all periods presented.

(b)This amount has a corresponding liability of $5.5 million and $5.7 million as of March 31, 2026 and December 31, 2025, respectively, which is included in Accounts payable, accrued expense and other liabilities. See Note 12: Commitments and Contingencies – Office and Ground Lease agreements for further details.
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
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates $0.4 million will be reclassified as an increase to interest expense.
As of March 31, 2026, the Company had two interest rate caps outstanding and in effect with a notional amount of $185.0 million designated as cash flow hedges of interest rate risk, and two undesignated interest rate caps outstanding and in effect with a notional amount of $145.0 million.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2026 and December 31, 2025 (dollars in thousands):

Derivative Instruments	Fair Value		Balance sheet location
	March 31, 2026	December 31, 2025
Interest rate caps designated as hedging instruments	$204	$196	Deferred charges and other assets, net
Interest rate caps not designated as hedging instruments	94	110	Deferred charges and other assets, net
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (a) (b)		Total Amount of Interest Expense presented in the Consolidated Statements of Operations
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025	2026	2025
Interest Rate Caps	$110	$(901)	$(260)	$(141)	$(17,871)	$(22,960)
(a)Amounts exclude net gains of $0.1 million and net losses of $0.3 million recognized on unconsolidated joint ventures during the three months ended March 31, 2026 and 2025, respectively.
(b)The gain or loss reclassified from Accumulated OCI into Income is recorded in Interest Expense.
Additionally, the Company recorded $0.1 million and zero of fair value adjustments related to the Company’s interest rate caps not designated as hedging instruments as a decrease in Interest Expense on the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively.
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
As of March 31, 2026, the Company did not have any interest rate derivatives in a net liability position.
6.    RESTRICTED CASH
Restricted cash primarily consists of resident security deposits held across various Company properties, as well as escrow and reserve accounts established pursuant to certain mortgage financing arrangements for debt service and real estate tax obligations. Restricted cash is summarized as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Security deposits	$9,516	$9,329
Escrow and other reserve funds	4,171	5,903

Total restricted cash	$13,687	$15,232
7.    DISCONTINUED OPERATIONS
The Company's sale of its former New Jersey office and hotel portfolio (collectively, the “Office Portfolio”) represented a strategic shift in the Company’s operations. As such, the results of these sold properties are classified as discontinued operations for all periods presented.
The following table summarizes income from discontinued operations for the three months ended March 31, 2025 (dollars in thousands):

Three Months Ended March 31,
2025
Total Revenues	$141
Operating and other expenses, net (a)	(5)

Income (loss) from discontinued operations	136
8.    REVOLVING CREDIT FACILITY AND TERM LOANS
As of March 31, 2026, the Company's revolving credit facility consisted of a $300 million senior secured revolving credit facility (the "2024 Revolving Credit Facility"), which had an outstanding principal balance of $124 million and the effective interest rate applicable was 5.72%.
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

With respect to each borrowing under the 2024 Revolving Credit Facility, at the Company's election as to the type of borrowing, the interest rate shall be either (A) the Alternative Base Rate plus the Revolving Credit Applicable Rate, or (B) the Adjusted Term SOFR Rate plus the Revolving Credit Applicable Rate, or (C) the Adjusted Daily Effective SOFR Rate plus the Applicable Rate. As used herein: “Alternative Base Rate” means, subject to a floor of 1.00%, the highest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect (the “Prime Rate”), (ii) the NYFRB Rate from time to time plus 0.5% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1%; “Adjusted Term SOFR Rate” means, subject to a floor of 0.0%, the Term SOFR Rate; and “Adjusted Daily Effective SOFR Rate” means, subject to a floor of 0.0%, for any day, the secured overnight financing rate for such business day published by the NYFRB on the NYFRB’s website on the immediately succeeding business day (“SOFR”).
In 2025, the Company successfully met Sustainable KPI provisions as defined within the 2024 Credit Agreement, that resulted in a five basis point spread reduction for all borrowings on the Term Loan and Revolver, and a one basis point reduction on the commitment fee on the daily unused amount of the 2024 Revolving Credit Facility.
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
As of March 31, 2026, Soho Lofts and Liberty Towers were encumbered by the Company's credit facilities, with a total carrying value of approximately $0.6 billion. Following the July 2025 Amendment, the required number of collateral assets was reduced from five to two. In October 2025, a negative pledge and assignment of proceeds of Portside at East Pier were added as incremental collateral.
The Company was in compliance with its debt covenants under the 2024 Credit Agreement as of March 31, 2026.
9.    MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS
As of March 31, 2026, nine of the Company’s properties, with a total carrying value of approximately $1.7 billion, are encumbered by the Company's mortgages and loans payable. Payments on mortgages are generally due in monthly installments of principal and interest, or interest only. The Company was in compliance with its debt covenants under its mortgages and loans payable as of March 31, 2026.
A summary of the Company’s mortgages as of March 31, 2026 and December 31, 2025 is as follows (dollars in thousands):

Property/Project Name	Lender		Effective Rate (a)	March 31, 2026	December 31, 2025	Maturity
Portside 2 at East Pier (b)	New York Life Insurance Company		4.56%	$—	$93,782	03/10/26
BLVD 425	New York Life Insurance Company		4.17%	131,000	131,000	08/10/26
BLVD 401	New York Life Insurance Company		4.29%	112,935	113,462	08/10/26
The Upton (c)	Bank of New York Mellon	SOFR+	1.58%	75,000	75,000	10/27/26
RiverHouse 9 at Port Imperial (d)	JP Morgan	SOFR+	1.41%	110,000	110,000	06/21/27
BLVD 475	The Northwestern Mutual Life Insurance Co.		2.91%	160,307	161,201	11/10/27
Haus25	Freddie Mac		6.04%	343,061	343,061	09/01/28
RiverHouse 11 at Port Imperial	The Northwestern Mutual Life Insurance Co.		4.52%	100,000	100,000	01/10/29
Sable	Pacific Life		5.59%	181,544	181,544	08/01/29
Port Imperial South 4/5 Garage	American General Life & A/G PC		4.85%	30,133	30,524	12/01/29

Principal balance outstanding				$1,243,980	$1,339,574
Unamortized deferred financing costs				(6,641)	(7,416)

Total mortgages, loans payable and other obligations, net				$1,237,339	$1,332,158
(a)Reflects effective rate of debt, including deferred financing costs, comprised of debt initiation costs, and other transaction costs, as applicable.
(b)As of March 31, 2026, this mortgage was fully repaid.
(c)As of March 31, 2026, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in November 2026.
(d)As of March 31, 2026, this mortgage is hedged with an interest-rate cap with a strike rate of 3.5%, expiring in July 2026.
Cash Paid for Interest
Cash paid for interest for the three months ended March 31, 2026 and 2025 was $16.1 million and $19.1 million, respectively. No interest was capitalized by the Company for the three months ended March 31, 2026 and 2025.
Summary of Indebtedness

(dollars in thousands)	March 31, 2026		December 31, 2025
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Fixed Rate & Hedged Debt, including Term Loan and Revolving Credit Facility (a) (b)	$1,361,339	4.98%	$1,362,158	4.90%
(a)     As of March 31, 2026 and December 31, 2025, includes debt with interest rate caps outstanding with a notional amount of $330.0 million.
(b)    Excludes $3.0 million and $3.7 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of March 31, 2026 and December 31, 2025, respectively.
10.    EMPLOYEE BENEFIT 401(k) PLANS

Employees of the General Partner, who meet certain minimum age and service requirements, are eligible to participate in the Veris Residential, Inc. 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax and post-tax contributions, as well as any matching or profit sharing contributions made on their behalf by the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2026 and 2025 was $0.1 million and $0.3 million, respectively.

11.    DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES
The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2026 and December 31, 2025. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Items Measured at Fair Value on a Recurring Basis
Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2026 and December 31, 2025.
The fair value of the Company’s long-term debt, consisting of the credit facility, mortgages, loans payable and other obligations, aggregated approximately $1.4 billion as compared to the book value of approximately $1.4 billion as of March 31, 2026 and December 31, 2025. The fair value of the Company’s long-term debt was valued using level 3 inputs (as provided by ASC 820, Fair Value Measurements and Disclosures). The fair value was estimated using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.
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
The Company recognized no impairment charges during the three months ended March 31, 2026.
The Company recognized an impairment charge of $3.2 million during the three months ended March 31, 2025 on one developable land parcel located in Weehawken, NJ based upon its estimated selling price. The impairment charge was recorded in Land and other impairments, net, on the Company's Consolidated Statements of Operations.

12.    COMMITMENTS AND CONTINGENCIES
PILOT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties as follows (dollars in thousands):

Property Name	Location	Asset Type	PILOT Expiration Dates	PILOT Payments
				Three Months Ended March 31,
				2026	2025
BLVD 401 (a)	Jersey City, NJ	Multifamily	4/2026	$409	$537
Sable (b)	Jersey City, NJ	Multifamily	2/2027	920	(b)
RiverHouse 11 at Port Imperial (c)	Weehawken, NJ	Multifamily	7/2033	340	483
RiverHouse 9 at Port Imperial (d)	Weehawken, NJ	Multifamily	6/2046	303	447
Haus25 (e)	Jersey City, NJ	Multifamily	3/2047	514	765
The James (f)	Park Ridge, NJ	Multifamily	6/2051	—	227
Total PILOT payments				$2,486	$2,459
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
In 2024, the Company identified potential contingent liabilities related to reverse real estate tax appeals for certain previously-sold land parcels located in Jersey City, NJ. In accordance with ASC 450, the Company evaluated the estimability and probability of these potential obligations and recorded a contingent liability of $2.1 million, inclusive of associated legal costs, in Accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. During the three months ended March 31, 2026, the Company settled these matters for the amounts previously accrued.

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

OFFICE AND GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable office and ground leases under which the Company is the lessee, are as follows (dollars in thousands):

Year	As of March 31, 2026 Amount
April 1 through December 31, 2026	$960
2027	1,280
2028	494
2029	222
2030	222
2031 through 2101	31,003
Total lease payments	34,181
Less: imputed interest	(28,726)

Total	$5,455

Year	As of December 31, 2025 Amount
2026	$1,279
2027	1,280
2028	494
2029	222
2030	222
2031 through 2101	31,003
Total lease payments	34,500
Less: imputed interest	(28,820)

Total	$5,680
Office and ground lease expenses incurred by the Company amounted to $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
The Company had capitalized operating leases for one office and two ground leases, which had balances of $2.0 million and $1.8 million, respectively, at March 31, 2026. Such amounts represent the net present value (“NPV”) of future payments detailed above. The one office and two ground leases used incremental borrowing rates of 6.0 percent and 7.6 percent, respectively, to arrive at the NPV and have weighted average remaining lease terms of 2.0 years and 75.4 years, respectively. These rates were arrived at by adjusting the fixed rates of the Company’s mortgage debt with debt having terms approximating the remaining lease term of the Company’s office and ground leases and calculating notional rates for fully-collateralized loans.
OTHER

As a result of the Sable JV Interest Acquisition, previously disclosed in Note 3: Investments in Rental Properties - Acquisition of Controlling Interest In Unconsolidated Joint Venture of the Company's Form 10-K for the year-ended December 31, 2025, the Company assumed an agreement for the annual sale of an economic tax credit certificate issued by the State of New Jersey ("Sable Tax Credit"). Under the terms of the agreement, the Company is obligated to transfer $3.1 million of Sable Tax Credits per year, subject to annual qualification criteria as determined by the state. Recognition of the Sable Tax Credit is reported in Other (expense) income, net on the Company's Consolidated Statement of Operations

and is contingent upon (i) the Company’s eligibility each year, and (ii) the buyer’s ability to utilize the credits. The agreement is expected to expire in 2027.
As of March 31, 2026, the Company had outstanding letters of credits totaling $2.9 million issued in connection with insurance requirements and for environmental financial assurance, collateralized by the available balance on the 2024
Credit Agreement.
13.    REDEEMABLE NONCONTROLLING INTERESTS
Preferred Units
The Operating Partnership has 9,213 Series A-1 Preferred Units (the "Preferred Units") outstanding as of March 31, 2026. The key terms of the Preferred Units are summarized as follows:

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
Summary of Redeemable Noncontrolling Interests
The following tables set forth the changes in Redeemable noncontrolling interests within the mezzanine section for the three months ended March 31, 2026 and 2025, respectively (dollars in thousands):

Series A-1 Preferred Units In VRLP
Balance at January 1, 2026	$9,294
Income Attributed to Noncontrolling Interests	81
Distributions	(81)
Balance at March 31, 2026	$9,294

Series A-1 Preferred Units In VRLP
Balance at January 1, 2025	$9,294
Income Attributed to Noncontrolling Interests	81
Distributions	(81)
Balance at March 31, 2025	$9,294

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
The following table reflects the activity of the General Partner capital for the three months ended March 31, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Opening Balance	$1,151,621	$1,099,391
Net income (loss) available to common shareholders	(14,008)	(10,699)
Common stock distributions	(7,668)	(7,550)
Redemption of common units for common stock	308	509
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	2
Directors' deferred compensation plan	—	98
Stock Compensation	3,682	3,322
Cancellation of common stock	(5,068)	(3,923)
Other comprehensive income (loss)	430	(1,011)
Rebalancing of ownership percent between parent and subsidiaries	196	347
Balance at March 31	$1,129,493	$1,080,486
Any transactions resulting in the issuance of additional common and preferred stock of the General Partner result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the General Partner.
ATM PROGRAM
On November 15, 2023, the Company reestablished a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $100 million may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. As of March 31, 2026, the Company sold 133,759 shares pursuant to the ATM Program, generating net proceeds of $1.8 million. No shares were sold pursuant to the ATM Program during the three months ended March 31, 2026. On February 23, 2026, the $2.0 billion shelf registration statement on Form S-3/ASR covering the ATM Program expired pursuant to Rule 415(a)(5) of the Securities Act and the Company terminated the ATM program effective as of February 23, 2026, and as a result, no further shares may be issued.
SHARE REPURCHASE PROGRAM
On February 19, 2025, the Board of Directors approved a $100 million share repurchase program, with share repurchases under the new program authorized to begin on March 26, 2025. The repurchase program is set to expire in February 2027. During the three months ended March 31, 2026, the Company did not repurchase any shares. Under the terms of the

Merger Agreement, the Company is not permitted to acquire any shares under the repurchase program without the prior consent of Parent.
DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The General Partner has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.4 million shares of the General Partner’s common stock have been reserved for future issuance. The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the General Partner’s shares of common stock. The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the General Partner waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the General Partner’s effective registration statement on Form S-3/ASR filed with the SEC for the approximately 5.4 million shares of the General Partner’s common stock reserved for issuance under the DRIP. On February 23, 2026, the registration statement on Form S-3/ASR for the DRIP expired pursuant to Rule 415(a)(5) of the Securities Act and the Company terminated the DRIP effective as of February 23, 2026, and as a result, no further shares may be issued under the DRIP.
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
Stock Options
As of March 31, 2026, the Company had 1,530,000 options granted and outstanding, all of which are vested.
No stock options were exercised under any stock option plans for the three months ended March 31, 2026 and 2025. The Company has a policy of issuing new shares to satisfy stock option exercises.
As of March 31, 2026 and December 31, 2025, the stock options outstanding had a weighted average remaining contractual life of approximately 2.5 years and 2.7 years, respectively.
The Company recognized stock compensation expense related to stock options of zero and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Restricted Stock Awards
The Company has issued Restricted Stock Awards ("RSAs") in the form of restricted stock units to non-employee members of the Board of Directors, which allow the holders to each receive shares of the Company’s common stock following a one-year vesting period. Vesting of the RSAs issued is based on time and service. On June 11, 2025 and July 23, 2025, the Company issued RSAs to non-employee members of the Board of Directors, of which 67,729 unvested RSAs were outstanding at March 31, 2026.
The Company recognized stock compensation expense related to RSAs of $0.3 million for both the three months ended March 31, 2026 and 2025.
As of March 31, 2026, the Company had $0.2 million unrecognized compensation cost related to unvested RSAs granted under the Company’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.2 years.
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
A portion of the RSUs are subject to time-based vesting conditions and will vest over a three-year period ("TRSUs"). As of March 31, 2026, there are 806,659 TRSUs outstanding and unvested.
Another portion of the annual LTIP Awards have market-based vesting conditions ("PRSUs"), and recipients will only earn the full amount of the PRSUs if, over the three-year performance period, the General Partner achieves an absolute Total Shareholder Return ("TSR") target and if the General Partner’s relative TSR as compared to a group of peer REITs ("Peer Group") exceeds certain thresholds. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 160% of the shares granted. The market-based award targets are determined annually by the compensation committee of the Board of Directors. As of March 31, 2026, there are 781,225 PRSUs at their target vesting amounts, outstanding and unvested.
In addition, the Company has granted RSUs with a three-year cliff vest subject to the achievement of adjusted funds from operations targets ("OPRSUs"). As of March 31, 2026, there are 765,555 OPRSUs outstanding and unvested.
The fair value of the RSU LTIP Awards is based on the fair value of the underlying shares on the date of grant. The fair value of the PRSUs that relate to a TSR performance objective was determined using a Monte Carlo simulation analysis, which, for awards granted during the three months ended March 31, 2026, incorporates assumptions regarding the probability and potential impact of a change in control, including the Company’s recently announced Merger Agreement. The expected volatility of the common stock is estimated based on the historical volatility rate for the preceding three-year performance period. The dividend yield assumption was based on anticipated dividend payouts.
The Company recognized stock compensation expense related to LTIP awards of $3.4 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the Company had $21.6 million of total unrecognized compensation cost related to unvested LTIP Awards granted under the Company’s stock compensation plans. That cost is expected to be recognized over a remaining weighted average period of 2.5 years.
All currently outstanding and unvested RSU LTIP Awards provided to the executive officers, senior management, and certain other employees were issued under the 2013 Plan or 2024 Plan.
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
During the three months ended March 31, 2026 and 2025, deferred stock units earned were 572 and 6,320, respectively. As of March 31, 2026 and December 31, 2025, there were 135,347 and 134,775 deferred stock units outstanding, respectively. Under the terms of the Merger Agreement, except for the issuance of deferred stock units for the quarterly dividend on March 31, 2026 on previously outstanding deferred stock units, the Company is not permitted to issue any deferred stock units without the consent of Parent, and the Company suspended the Deferred Compensation Plan for Directors effective March 31, 2026 pending completion of the Merger.
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
The following information presents the Company’s results for the three months ended March 31, 2026 and 2025 in accordance with ASC 260, Earnings Per Share (dollars in thousands, except per share amounts):
Veris Residential, Inc.:

	Three Months Ended March 31,
Computation of Basic EPS	2026	2025
Income (loss) from continuing operations after income tax expense	$(15,600)	$(13,866)
Add (deduct): Noncontrolling interests in consolidated joint ventures	400	2,125
Add (deduct): Noncontrolling interests in Operating Partnership	1,273	998
Add (deduct): Redeemable noncontrolling interests	(81)	(81)
Income (loss) from continuing operations available to common shareholders	$(14,008)	$(10,824)
Income (loss) from discontinued operations available to common shareholders	—	125
Net income (loss) available to common shareholders for basic earnings per share	$(14,008)	$(10,699)

Weighted average common shares	93,595	93,059

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.15)	$(0.12)
Income (loss) from discontinued operations available to common shareholders	—	—
Net income (loss) available to common shareholders	$(0.15)	$(0.12)

	Three Months Ended March 31,
Computation of Diluted EPS	2026	2025
Net income (loss) from continuing operations available to common shareholders	$(14,008)	$(10,824)
Add (deduct): Noncontrolling interests in Operating Partnership	(1,273)	(998)
Income (loss) from continuing operations for diluted earnings per share	$(15,281)	$(11,822)
Income (loss) from discontinued operations for diluted earnings per share	—	136
Net income (loss) available for diluted earnings per share	$(15,281)	$(11,686)

Weighted average common shares	102,136	101,690

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.15)	$(0.12)
Income (loss) from discontinued operations available to common shareholders	—	—
Net income (loss) available to common shareholders	$(0.15)	$(0.12)

The following schedule reconciles the weighted average shares used in the basic EPS calculation to the shares used in the diluted EPS calculation (in thousands):

	Three Months Ended March 31,
	2026	2025
Basic EPS shares	93,595	93,059
Add: Operating Partnership – common and vested LTIP units	8,541	8,631
Diluted EPS Shares	102,136	101,690
Veris Residential, L.P.:

	Three Months Ended March 31,
Computation of Basic EPU	2026	2025
Income (loss) from continuing operations after income tax expense	$(15,600)	$(13,866)
Add (deduct): Noncontrolling interests in consolidated joint ventures	400	2,125
Add (deduct): Redeemable noncontrolling interests	(81)	(81)
Income (loss) from continuing operations available to unitholders	$(15,281)	$(11,822)
Income (loss) from discontinued operations available to unitholders	—	136
Net income (loss) available to common unitholders for basic earnings per unit	$(15,281)	$(11,686)

Weighted average common units	102,136	101,690

Basic EPU:
Income (loss) from continuing operations available to unitholders	$(0.15)	$(0.12)
Income (loss) from discontinued operations available to unitholders	—	—
Net income (loss) available to common unitholders for basic earnings per unit	$(0.15)	$(0.12)

	Three Months Ended March 31,
Computation of Diluted EPU	2026	2025
Income (loss) from continuing operations available to common unitholders	$(15,281)	$(11,822)
Income (loss) from discontinued operations for diluted earnings per unit	—	136
Net income (loss) available to common unitholders for diluted earnings per unit	$(15,281)	$(11,686)

Weighted average common unit	102,136	101,690

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.15)	$(0.12)
Income (loss) from discontinued operations available to common unitholders	—	—
Net income (loss) available to common unitholders	$(0.15)	$(0.12)

The following schedule reconciles the weighted average units used in the basic EPU calculation to the units used in the diluted EPU calculation (in thousands):

	Three Months Ended March 31,
	2026	2025
Basic EPU units	102,136	101,690
Diluted EPU Units	102,136	101,690
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
The following table reflects the activity of noncontrolling interests for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Opening Balance	$114,041	$133,678
Net income (loss)	(1,592)	(3,031)
Unit distributions	(815)	(690)
Redeemable noncontrolling interests	(81)	(81)
Change in noncontrolling interests in consolidated joint ventures	(256)	(88)
Redemption of common units for common stock	(308)	(509)
Redemption of common units	(823)	(148)
Other comprehensive income (loss)	39	(93)
Rebalancing of ownership percentage between parent and subsidiaries	(196)	(347)
Balance at March 31	$110,009	$128,691
Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interests unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the noncontrolling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of equity transactions which caused changes in ownership percentages between Veris Residential, Inc. stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2026, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Veris Residential, Inc. stockholders’ equity by approximately $0.2 million as of March 31, 2026.
NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP (applicable only to General Partner)
Common Units
During the three months ended March 31, 2026, the Company redeemed 25,000 common units for common shares, at their fair value of $0.3 million, and redeemed 49,074 common units for cash, at their fair value of $0.8 million.
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
Noncontrolling Interests Ownership in Operating Partnership
As of March 31, 2026 and December 31, 2025, the noncontrolling interests common unit and LTIP unit holders owned 8.3 percent and 8.4 percent of the Operating Partnership, respectively.
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
These financial statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2025, as certain disclosures in this Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these financial statements.

Results From Operations: Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

(dollars in thousands)	Three Months Ended March 31,		Dollar Change	Percent Change
	2026	2025
Revenue from rental operations and other:
Revenue from leases	$64,591	$61,965	$2,626	4.2%
Parking income	3,459	3,749	(290)	(7.7)
Other income	1,518	1,324	194	14.7
Total revenues from rental operations	69,568	67,038	2,530	3.8

Property expenses:
Real estate taxes	7,756	9,212	(1,456)	(15.8)
Utilities	2,880	2,807	73	2.6
Operating services	10,662	10,993	(331)	(3.0)
Total property expenses	21,298	23,012	(1,714)	(7.4)

Non-property revenues:
Management fees	534	718	(184)	(25.6)
Total non-property revenues	534	718	(184)	(25.6)

Non-property expenses:
Property management	4,482	4,385	97	2.2
General and administrative	10,549	10,068	481	4.8
Transaction and merger related costs	10,486	308	10,178	3304.5
Depreciation and amortization	21,226	21,253	(27)	(0.1)
Land and other impairments, net	—	3,200	(3,200)	(100.0)
Total non-property expenses	46,743	39,214	7,529	19.2
Operating profit	2,061	5,530	(3,469)	(62.7)
Other (expense) income:
Interest expense	(17,871)	(22,960)	5,089	(22.2)
Interest and other investment income	102	25	77	308.0
Equity in earnings (losses) of unconsolidated joint ventures	460	3,842	(3,382)	(88.0)
Gain (loss) on disposition of developable land	—	(156)	156	(100.0)
Other income (expense), net	(283)	(105)	(178)	169.5
Total other (expense) income, net	(17,592)	(19,354)	1,762	(9.1)
Income (loss) from continuing operations before income tax expense	(15,531)	(13,824)	(1,707)	12.3
Provision for income taxes	(69)	(42)	(27)	64.3
Income (loss) from continuing operations after income tax expense	(15,600)	(13,866)	(1,734)	12.5
Discontinued operations:
Income (loss) from discontinued operations	—	136	(136)	(100.0)
Total discontinued operations, net	—	136	(136)	(100.0)
Net income (loss)	$(15,600)	$(13,730)	$(1,870)	13.6%

Revenue from leases. Revenue from leases increased $2.6 million, or 4.2 percent, due primarily to an increase in market rental rates and the consolidation of Sable in April 2025, partially offset by the impact of multifamily properties sold during 2025.
Real estate taxes. Real estate taxes decreased $1.5 million, or 15.8 percent, due primarily to recognition of prior period real estate tax appeal refunds in the first quarter of 2026.
Transaction and merger related costs. Transaction and merger related costs increased $10.2 million, or 3,304.5 percent, due to legal and advisory costs incurred by the Company related to the Merger Agreement. See Note 1: Organization and Basis of Presentation to the Financial Statements.
Land and other impairments, net. During the first quarter of 2025, the Company recorded $3.2 million of impairments on a developable land parcel.
Interest expense. Interest Expense decreased $5.1 million, or 22.2 percent primarily due to the payoff of the 2024 Term Loan and various mortgage loans during 2025, and lower outstanding principal balance of the 2024 Revolving Credit Facility during 2026, partially offset by the consolidation of Sable in April 2025.
Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures decreased $3.4 million, or 88.0 percent due primarily to recognition of the Urby at Harborside tax credit of $2.6 million at share in the first quarter of 2025, as well as the disposition of the Company's interest in two unconsolidated joint ventures in 2025.

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
Cash Flows
Cash, cash equivalents and restricted cash decreased by $6.3 million to $23.1 million at March 31, 2026, compared to $29.4 million at December 31, 2025. This decrease is comprised of the following net cash flow items:
(1)$14.0 million provided by operating activities.
(2)$3.9 million used in investing activities, consisting primarily of the following:
(a)$4.4 million used for additions to rental property, improvements and other costs;
(b)$0.4 million used for the development of rental property and other related costs; and
(c)$0.8 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.
(3)$16.4 million used in financing activities, consisting primarily of the following:
(a)$95.6 million used for repayments of mortgages, loans payable and other obligations;
(b)$8.5 million used for payment of common dividends and distributions;
(c)$5.1 million used for payment for taxes related to the net share settlement of stock compensation awards;
(d)$5.0 million used for repayments of the revolving credit facility;
(e)$0.8 million used for common unit redemptions;
(f)$0.3 million used for distributions to noncontrolling interests; and
(g)$99.0 million received from the borrowings from the revolving credit facility.

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
Dividends declared (on a per share basis) for the three months ended March 31, 2026 were as follows:

Date of Declaration	Date of Record	Date of Payment	Dividend Declared
March 4, 2026	March 31, 2026	April 10, 2026	$0.0800
The General Partner, as of the taxable year ended December 31, 2025, the most recent year for which tax returns have been filed, has net operating losses of $320.8 million and $47.2 million of capital loss carryovers.
Restrictions per the Merger Agreement
Pursuant to the terms of the Merger Agreement, the Company agreed to certain capital restrictions as we conduct our business until the closing of the Merger Agreement, which includes, but is not limited to:

•Declaration and payment of the regular quarterly dividend for the quarter ending March 31, 2026, not to exceed $0.08 per share or unit. No additional dividends or distributions are permitted without the written consent of Parent, except as necessary to preserve the Company’s tax status as a real estate investment trust or to avoid the imposition of income or excise taxes;
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
Debt Summary
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2026:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate	Weighted Average Maturity in Years
Fixed Rate & Hedged Debt, including Revolving Credit Facility (a)	$1,367,980	100.0%	4.98%	1.81
Unamortized deferred financing costs (b)	(6,641)
Total Debt, Net	$1,361,339
(a)Includes debt with interest rate caps outstanding with a notional amount of $330.0 million.
(b)Excludes $3.0 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of March 31, 2026.

Debt Maturities
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2026 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Avg. Effective Interest Rate of Future Repayments
2026	$4,269	$318,045	$322,314	4.41%
2027	3,658	388,377	392,035	4.36
2028	675	343,061	343,736	6.04
2029	648	309,247	309,895	5.18
Sub-total	9,250	1,358,730	1,367,980	4.98
Unamortized deferred financing costs (a)	(6,641)	—	(6,641)
Totals/Weighted Average	$2,609	$1,358,730	$1,361,339	4.98%
(a)Excludes $3.0 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of March 31, 2026.
Unencumbered Properties
As of March 31, 2026, the Company had five unencumbered properties with a carrying value of $272.8 million.
Equity Financing and Registration Statements
Access to Capital Markets
Since 2008, the General Partner maintained a shelf registration statement on Form S-3/ASR filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the General Partner, under which $100 million of shares of common stock were previously allocated for sale pursuant to the Company's ATM Program commenced in November 2023 and 133,759 shares have been sold, for gross proceeds of $2.1 million, as of March 31, 2026. No shares were sold pursuant to the ATM Program during the three months ended March 31, 2026. On February 23, 2026, this $2.0 billion shelf registration statement on Form S-3/ASR expired pursuant to Rule 415(a)(5) of the Securities Act and the Company terminated the ATM Program effective as of February 23, 2026, and as a result, no further shares may be issued.
Also since 2008, the General Partner and the Operating Partnership maintained a shelf registration statement on Form S-3/ASR filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the General Partner and debt securities of the Operating Partnership, under which no securities have been sold as of March 31, 2026. On February 23, 2026, this $2.5 billion shelf registration statement on Form S-3/ASR expired pursuant to Rule 415(a)(5) of the Securities Act, and as a result, no further shares may be issued.
As well-known season issuers, the General Partner and Operating Partnership are eligible to use Form S-3/ASR for the automatically effective registration of any amount and any class of equity or debt securities as the General Partner may deem necessary or appropriate at any time in the future.
Dividend Reinvestment and Stock Purchase Plan
The General Partner maintained a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.4 million shares of the General Partner’s common stock were reserved for future issuance. The DRIP previously provided for automatic reinvestment of all or a portion of a participant’s dividends from the General Partner’s shares of common stock. The DRIP also permitted participants to make optional cash investments up to $5,000 a month without restriction and, if the General Partner waived this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the General Partner's effective registration statement on Form S-3/ASR filed with the SEC for the approximately 5.4 million shares of the General Partner’s common stock reserved for issuance under the DRIP. On February 23, 2026, the registration statement on Form S-3/ASR for the DRIP expired pursuant to Rule 415(a)(5) of the Securities Act and the Company terminated the DRIP effective as of February 23, 2026, and as a result, no further shares may be issued under the DRIP.
Share Repurchase Program
On February 19, 2025, the Board of Directors approved a $100 million share repurchase program, with share repurchases under the new program authorized to begin on March 26, 2025. The repurchase program is set to expire in February 2027. During the three months ended March 31, 2026, the Company did not repurchase any shares. Under the terms of the Merger Agreement, the Company is not permitted to acquire any shares under the repurchase program without the prior consent of Parent.
Off-Balance Sheet Arrangements
Unconsolidated Joint Venture Debt
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company may agree to guarantee repayment of a portion of the debt of its unconsolidated joint ventures. As of March 31, 2026, there was no outstanding balance of such debt which was guaranteed by the Company.
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
As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss) available to common shareholders (a)	$(14,008)	$(10,699)
Add (deduct): Noncontrolling interests in Operating Partnership	(1,273)	(998)
Noncontrolling interests in discontinued operations	—	11
Real estate-related depreciation and amortization on continuing operations (b)	21,565	23,445
Funds from operations available to common stock and Operating Partnership unitholders	$6,284	$11,759
(a)Includes land impairment charges, after allocations to Noncontrolling interests in consolidated joint ventures, of zero and $3.2 million for the three months ended March 31, 2026 and 2025, respectively.
Also includes gains (losses) on disposition of developable land, after allocations to Noncontrolling interests in consolidated joint ventures, of zero and $(0.2) million for the three months ended March 31, 2026 and 2025, respectively.
These balances are included in the calculation to arrive at funds from operations as such charges relate to non-depreciable assets.
(b)Includes the Company’s share from unconsolidated joint ventures, and adjustments for noncontrolling interests of $0.5 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.
Excludes non-real estate-related depreciation and amortization of $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

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
For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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
As of March 31, 2026, the Company's indebtedness with an aggregate principal balance of $1.4 billion had an estimated aggregate fair value of $1.4 billion.
Changes in interest rates impact the fair value of the Company's fixed rate debt instruments, computed using current market yields. Approximately $1.1 billion of the Company’s long-term debt as of March 31, 2026 bears interest at fixed rates with a weighted average coupon of 4.90% and therefore the fair value of these instruments is affected by changes in market interest rates. If market rates of interest increased or decreased by 100 basis points, the fair value of the Company’s fixed rate debt as of March 31, 2026 would be approximately $21.5 million lower or higher, respectively.
The effective interest rates on the Company’s $309.0 million variable rate debt hedged by interest-rate caps, as of March 31, 2026 ranged from SOFR plus 141 basis points to SOFR plus 222 basis points. Assuming interest-rate caps are not in effect as of March 31, 2026, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $3.1 million annually.
The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

March 31, 2026 Debt, including current portion ($s in thousands)	2026	2027	2028	2029	Sub-total	Other (a) (b)	Total	Fair Value
Fixed Rate & Hedged Debt, including Revolving Credit Facility	$322,314	$392,035	$343,736	$309,895	$1,367,980	$(6,641)	$1,361,339	$1,386,757
Weighted Average Interest Rate	4.41%	4.36%	6.04%	5.18%			4.98%
(a)Adjustment for unamortized debt discount/premium, net, unamortized deferred financing costs, net, and unamortized mark-to-market, net as of March 31, 2026.
(b)Excludes $3.0 million of unamortized deferred financing costs recorded in Deferred charges and other assets, net, pertaining to the Company's Revolving Credit Facility as of March 31, 2026.

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
Item 1A. Risk Factors
The risk factors under the heading “Risks Relating to the Merger” set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2025 of the General Partner and the Operating Partnership are hereby supplemented with the following additional risk factors:

The Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, some or all of which may not be satisfied (or waived, if applicable) within the expected timeframe, if at all.

Completion of the Merger is subject to a number of closing conditions, including, among others, (i) approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of the General Partner's common stock entitled to vote on the Merger Agreement, (ii) the absence of a law or order restraining, enjoining, rendering illegal or otherwise prohibiting the consummation of the Merger and (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to the Company, covenants to conduct its business in the ordinary course and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if the General Partner’s stockholders approve the Merger Agreement, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

Pending litigation related to the Merger could result in substantial costs and may delay or prevent the Merger from being completed.

Lawsuits are often brought against public companies that have entered into merger agreements. Purported stockholders of the Company have threatened to filed, and may file in the future, lawsuits against the General Partner and/or the Board of Directors in connection with the Merger. Even if the lawsuits are without merit, defending against these claims can result in substantial costs to us and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed.

If the Merger is completed, our stockholders will forgo potential future appreciation in the Company's value.

If the Merger is consummated, the Company will no longer exist as an independent public company and the General Partner’s existing stockholders will not participate in any potential future appreciation in the value of the General Partner’s common stock. Such potential future appreciation depends on the Company’s future performance, and that the Company’s business plan is based, in part, on projections for a number of variables that are difficult to project and subject to a high level of uncertainty and volatility, including real estate values, interest rates, ongoing operating costs and necessary capital expenditures. Additionally, the receipt of the cash consideration in the Merger would be taxable to our U.S. shareholders for U.S. federal income tax purposes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)COMMON STOCK
During the three months ended March 31, 2026, the Company issued 25,000 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to
Section 4(a)(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were redeemed for an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.
(b)None.
(c)SHARE REPURCHASE PROGRAM
During the three months ended March 31, 2026, the Company did not repurchase any shares under its $100 million share repurchase program.
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

10.1#
Amendment No. 1, dated February 22, 2026, to the Amended and Restated Executive Employment Agreement, dated March 8, 2024, by and between Veris Residential, Inc., Veris Residential UK Ltd. and Mahbod Nia (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2026 and incorporated herein by reference).

10.2#
Amendment No. 1, dated February 22, 2026, to the Amended and Restated Executive Employment Agreement, dated June 9, 2021, by and between Veris Residential, Inc., Veris Residential UK Ltd. and Annal Malhari (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2026 and incorporated herein by reference).

10.3#
Amendment No. 1, dated February 22, 2026, to the Executive Employment Agreement dated January 11, 2022, by and between Veris Residential, Inc. and Amanda Lombard (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2026 and incorporated herein by reference).

10.4#
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

101.1*
The following financial statements from Veris Residential, Inc. and Veris Residential, L.P. from their combined Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104.1*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* filed herewith

VERIS RESIDENTIAL, INC.
VERIS RESIDENTIAL, L.P.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veris Residential, Inc.
(Registrant)

Date:	April 22, 2026	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	April 22, 2026	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)

Veris Residential, L.P.
(Registrant)
By: Veris Residential, Inc.
its General Partner

Date:	April 22, 2026	By:	/s/ Mahbod Nia
Mahbod Nia
Chief Executive Officer
(principal executive officer)

Date:	April 22, 2026	By:	/s/ Amanda Lombard
Amanda Lombard
Chief Financial Officer
(principal financial officer and principal accounting officer)